Form 10-Q
period 1996-04-30
TRANSWORLD HOME HEALTHCARE INC
filed 1996-06-13
CIK 890634

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended April 30, 1996

                       Commission File Number 1-11570

         ----------------------------------------------------------

                      Transworld Home HealthCare, Inc.

         ----------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


      New York                                                 13-3098275
- -------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

                11 Skyline Drive, Hawthorne, New York  10532
                --------------------------------------------
             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (914) 345-8880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES X    NO
                                 ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                               Outstanding at June 11, 1996
- ---------------------                       ----------------------------
 Common Stock                                     6,131,094 Shares

                        Transworld Home HealthCare, Inc.
                       Second Quarter Report On Form 10-Q
                               Table of Contents


                 Part I.                                                                    Page
                                                                                            ----
Item 1.    Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . .           3

                 Condensed Consolidated Balance Sheets
                          April 30, 1996 and October 31, 1995 . . . . . . . . . . .           4
                 Condensed Consolidated Statements of Operations
                          For the Three and Six Months Ended
                          April 30, 1996 and April 30, 1995 . . . . . . . . . . . .           5
                 Condensed Consolidated Statements of Cash Flows
                          For the Six Months Ended April 30, 1996
                          and April 30, 1995  . . . . . . . . . . . . . . . . . . .           6
                 Notes to Condensed Consolidated Financial
                          Statements  . . . . . . . . . . . . . . . . . . . . . . .           7


Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . .           14


                 Part II.


Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . .           23


Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .           24


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .           24

                                     Part I


Item 1.          Financial Statements


         The financial statements of Transworld Home HealthCare, Inc. (the "Company") begin on page 4.

                       TRANSWORLD HOME HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                APRIL 30,  OCTOBER 31,
                                                                  1996        1995
                                                                --------    --------
                      ASSETS
Current assets:
  Cash and temporary investments                                $    777    $    915
  Accounts receivable, less allowance for doubtful
     accounts of $5,042 and $5,137                                2l,606      18,906
  Inventories                                                      1,409       1,556
  Prepaid income taxes                                               291
  Prepaid expenses and other current assets                        4,488       4,116
                                                                --------    --------
          Total current assets                                    28,571      25,493

Property & equipment, net                                          3,874       4,062
Intangible assets, net                                            41,260      42,037
Other assets                                                       3,960       3,320
                                                                --------    --------
                                                                $ 77,665    $ 74,912
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $ 10,000
  Short-term debt                                                  1,000    $  1,000
  Current portion of long-term debt, including
     obligations under capital leases                              3,960       3,908
  Accounts payable and accrued expenses                            8,541       9,533
  Acquisitions payable                                             1,206      15,062
  Income taxes payable                                                           696
                                                                --------    --------

          Total current liabilities                               24,707      30,199

Long-term debt, including obligations under capital leases        23,552      20,264
Deferred income taxes and other                                      367         363
                                                                --------    --------
          Total liabilities                                       48,626      50,826
                                                                --------    --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized
     2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
     30,000 shares, issued and outstanding
     5,511 and 5,060 shares                                           55          51
  Additional paid-in capital                                      23,722      19,713
  Retained earnings                                                5,262       4,322
                                                                --------    --------
          Total stockholders' equity                              29,039      24,086
                                                                --------    --------
                                                                $ 77,665    $ 74,912
                                                                ========    ========

           See notes to condensed consolidated financial statements.

                        TRANSWORLD HOME HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months             For the Six Months
                                                                         Ended April 30,                  Ended April 30,
                                                                     ------------------------        ------------------------

                                                                       1996            1995            1996            1995
                                                                     --------        --------        --------        --------
Revenues:
    Net patient services                                             $  4,654        $  4,711        $  9,468        $  9,563
    Net infusion services                                               2,495           2,538           4,891           5,220
    Net respiratory, medical equipment and supplies sales              10,373           9,799          22,807          19,970
                                                                     --------        --------        --------        --------
         Total revenues                                                17,522          17,048          37,166          34,753
                                                                     --------        --------        --------        --------

Cost of revenues:
    Patient services                                                    2,443           2,422           4,947           4,910
    Infusion services                                                   1,423           1,331           2,899           2,729
    Respiratory, medical equipment and supplies sales                   4,034           3,880           8,998           7,955
                                                                     --------        --------        --------        --------
         Total cost of revenues                                         7,900           7,633          16,844          15,594
                                                                     --------        --------        --------        --------

         Gross profit                                                   9,622           9,415          20,322          19,159

Selling, general and administrative expenses                            7,992           6,764          16,143          13,636
                                                                     --------        --------        --------        --------

         Operating income                                               1,630           2,651           4,179           5,523

Interest expense, net                                                   1,424             903           2,558           1,653
                                                                     --------        --------        --------        --------

         Income before income taxes                                       206           1,748           1,621           3,870

Provision for income taxes                                                 87             721             681           1,561
                                                                     --------        --------        --------        --------

         Net income                                                  $    119        $  1,027        $    940        $  2,309
                                                                     ========        ========        ========        ========

Net income per share of common stock:
    Primary                                                          $    .02        $    .15        $    .15        $    .35
                                                                     ========        ========        ========        ========
    Fully diluted                                                    $    .02        $    .15        $    .15        $    .34
                                                                     ========        ========        ========        ========

Weighted average number of common shares outstanding:
    Primary                                                             6,763           6,781           6,750           6,615
                                                                     ========        ========        ========        ========
    Fully diluted                                                       6,763           6,781           6,750           6,737
                                                                     ========        ========        ========        ========

          See notes to condensed consolidated financial statements.

                       TRANSWORLD HOME HEALTHCARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                                                                    SIX MONTHS ENDED
                                                                                                        APRIL 30,
                                                                                        ----------------------------------------
                                                                                              1996                     1995
                                                                                             ------                   ------
Cash flows from operating activities:
   Net income                                                                             $     940                 $   2,309
   Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                                       1,848                     1,697
          Provision for doubtful accounts                                                     3,082                     2,282
   Changes in assets and liabilities, excluding
       the effect of businesses acquired:
          Increase in accounts receivable                                                  (  5,782 )                (  7,577 )
          Decrease in inventories                                                               147                       157
          Increase in prepaid expenses and other assets                                    (    833 )                (    332 )
          Decrease in accounts payable and other liabilities                               (  1,993 )                (  1,375 )
                                                                                          -----------               -----------
              Net cash used in operating activities:                                       (  2,591 )                (  2,839 )
                                                                                          -----------               -----------

Cash flows (used in) provided by investing activities:
   Capital expenditures                                                                    (    385 )                (    642 )
   Acquisitions -- net of cash acquired                                                                              (    445 )
   Notes receivable -- related parties                                                                                    136
   Payment on acquisition payable                                                          ( 10,025 )                (  5,877 )
                                                                                          -----------               -----------
              Net cash used in investing activities                                        ( 10,410 )                (  6,828 )
                                                                                          -----------               -----------

Cash flows provided by (used in) financing activities:
       Proceeds from notes payable                                                           10,000
       Payments on short-term debt                                                         (  1,000 )                (  5,000 )
       Proceeds from short-term debt                                                          1,000
       Payments on revolving loan                                                                                    (  3,086 )
       Borrowing under revolving loan                                                         5,265                     8,850
       Proceeds from long-term debt                                                              18                     7,416
       Payments on long-term debt                                                          (  2,269 )                (  2,374 )
       Payments on notes payable-related parties                                                                     (  3,000 )
       Payments for financing fees and issuance costs                                      (    349 )                (    513 )
       Stock options and warrants exercised, including tax benefit                              198                     1,875
                                                                                          -----------               -----------
          Net cash provided by financing activities                                          12,863                     4,168
                                                                                          -----------               -----------

Decrease in cash                                                                           (    138 )                (  5,499 )

Cash and temporary investments, beginning of period                                             915                     6,310
                                                                                          -----------               -----------

Cash and temporary investments, end of period                                             $     777                 $     811
                                                                                          ===========               ===========

Supplemental cash flow information:
   Cash paid for interest                                                                 $   1,625                 $   1,181
                                                                                          ===========               ===========
   Cash paid for income taxes                                                             $   1,666                 $   2,248
                                                                                          ===========               ===========

Supplemental disclosure of non-cash
   investing and financing activities:
       Details of business acquired in purchase transactions:
          Fair value of assets acquired                                                                             $   5,712
                                                                                                                    ===========
          Liabilities assumed or incurred                                                                           $   5,130
                                                                                                                    ===========
          Cash paid for acquisitions (including related expenses)                                                   $     582
          Cash acquired                                                                                                   137
                                                                                                                    -----------
          Net cash paid for acquisition                                                                             $     445
                                                                                                                    ===========
       Common stock issued for payment on acquisition payable                             $   3,831
                                                                                          ===========

           See notes to condensed consolidated financial statements.

                        TRANSWORLD HOME HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

Note 1:          Basis of Presentation

         Transworld Home HealthCare, Inc. (the "Company") is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) patient services, including nursing and para-professional services and radiation therapy; (ii) infusion therapy; and
(iii) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products.

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended October 31, 1995. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended April 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.



Note 2:          Net Income per Common Share

         Net income per common share is computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of dilutive stock options and warrants (common stock equivalents) has been included in the computation of net income per share using the treasury stock method.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 2:          Net Income per Common Share (cont.)

         The earnings per share calculations for the three and six months ended April 30, 1996 and 1995 were computed as follows:

                                                                                  PRIMARY COMPUTATION
                                                            ----------------------------------------------------------------
                                                            THREE MONTHS ENDED APRIL 30,         SIX MONTHS ENDED APRIL 30,
                                                            ----------------------------        ----------------------------
                                                               1996              1995             1996               1995
                                                            ----------        ----------        ---------         ----------
Net income                                                  $      119        $    1,027        $     940         $    2,309

Add:  Interest on long-term debt, net of tax effect,
       after application of treasury stock method                   34                 -               51                  -
                                                            ----------        ----------        ---------         ----------

Net income, as adjusted                                     $      153        $    1,027        $     991         $    2,309
                                                            ==========        ==========        =========         ==========

Weighted average number of shares outstanding
    during applicable periods                                    5,473             4,930            5,272              4,851

Weighted average number of shares contingently
    issuable per acquisition agreements                            244               416              429                416

Incremental shares, after application of treasury
    stock method, of stock options and warrants                  1,046             1,435            1,049              1,348
                                                            ----------        ----------        ---------         ----------

Shares used in calculation of net income per common share        6,763             6,781            6,750              6,615
                                                            ==========        ==========        =========         ==========

          Net income per common share                       $     0.02        $     0.15        $    0.15         $     0.35
                                                            ==========        ==========        =========         ==========

                                                                               FULLY DILUTED COMPUTATION
                                                            ----------------------------------------------------------------
                                                            THREE MONTHS ENDED APRIL 30,         SIX MONTHS ENDED APRIL 30,
                                                            ----------------------------        ----------------------------
                                                               1996              1995             1996               1995
                                                            ----------        ----------        ---------         ----------
Net income                                                  $      119        $    1,027         $     940         $    2,309

Add:  Interest on long-term debt, net of tax effect,
   after application of treasury stock method                       23                 -                41                  -
                                                            ----------        ----------         ---------         ----------

Net income, as adjusted                                     $      142        $    1,027         $     981         $    2,309
                                                            ==========        ==========         =========         ==========

Weighted average number of shares outstanding
   during applicable periods                                     5,473             4,930             5,272              4,851

Weighted average number of shares contingently
   issuable per acquisition agreements                             244               416               429                416

Incremental shares, after application of treasury
   stock method, of stock options and warrants                   1,046             1,435             1,049              1,470
                                                            ----------        ----------         ---------         ----------

Shares used in calculation of net income per common share        6,763             6,781             6,750              6,737
                                                            ==========        ==========         =========         ==========

    Net income per common share                             $     0.02        $     0.15         $    0.15         $     0.34
                                                            ==========        ==========         =========         ==========

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3:          Business Combinations

RADAMERICA

         On August 5, 1994, the Company acquired all of the issued and outstanding capital stock of Radamerica, Inc., for $8,000 in cash and 250 shares of the Company's common stock valued at $5,000 based on a $20 per share market price guarantee. The measurement date for such guarantee will be August 5, 1997, at which point any deficiency between the market value of the Company's common stock, as defined in the purchase agreement, and the $20 per share guarantee may be paid to the selling shareholders either in common stock of the Company, in cash or a combination of stock and cash. Such payment, if any, is due within 30 days following a selling shareholder's demand, which must be exercised by February 5, 1998. To the extent amounts owed are not paid when due, interest will accrue on the unpaid portion at a rate of 12% per annum.
Any cash payment in settlement of this contingency is subject to applicable restrictions under the Company's Credit Agreement.

         The total cost of the acquisition recorded in the financial statements will not change as a result of any payments which may be required as a result of the market price guarantee, however, an adjustment will be made to the amount previously recorded for the issuance of the 250 shares. For purposes of earnings per share calculations, contingently issuable shares of the Company's common stock which arise as a result of the difference between the market price at each balance sheet date and the $20 guaranteed price are included in both primary and fully diluted earnings per share calculations.


DERMAQUEST

         Effective November 1, 1994, the Company acquired all of the issued and outstanding capital stock of DermaQuest, Inc. ("DermaQuest"), for $3,000 in promissory notes which were repaid during fiscal 1995. Additional consideration is provided for in the purchase agreement, as amended, whereby the Company may be required to make additional payments based on the 1995 and 1996 earnings levels of DermaQuest. On October 31, 1995, the Company recorded $8,832 in both acquisitions payable and goodwill, based on the applicable formula applied to DermaQuest's 1995 pretax earnings. If an additional amount is payable pursuant to DermaQuest 1996 earnings levels, the cost of the acquisition and related goodwill will be increased by such amount in the period that the contingency is resolved.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3:          Business Combinations (cont.)

         The Company paid the $8,832 acquisition payable as follows: (i) on January 16, 1996 a $4,000 letter of credit, which was issued as collateral for DermaQuest contingent payments, was drawn and paid to the sellers in cash; (ii) on February 1, 1996 $3,832 was paid through the issuance of 370 shares of common stock valued (per the acquisition agreement) at $10.35 per share; and
(iii) on May 30, 1996 the remaining $1,000 plus accrued interest of $27 from February 1, 1996 was paid in cash with proceeds from the Initial Closing (see
Note 7).

         An additional payment will be made on February 1, 1997 to the extent that DermaQuest pretax earnings for the year ending October 31, 1996 multiplied by four exceeds the total of all amounts previously paid to the shareholders pursuant to the purchase agreement ($11,832 to date). The total amounts of the DermaQuest acquisition cannot exceed $14,000. Any additional payments due can be paid in either cash (subject to applicable restrictions under the Credit Agreement) or common stock at the Company's option at a valuation price, as defined in the purchase agreement.


PENDING ACQUISITION

VIP COMPANIES

         On June 30, 1994, the Company entered into stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies") for $11,000, consisting of $7,150 in cash, $3,100 in promissory notes (or cash if certain events occur) and 146 shares of the Company's common stock (valued at $750 after taking into account restrictions on transfer). The promissory notes bear interest at 7% per annum and are payable on the second anniversary of the execution of the Company's acquisition of the VIP Companies (provided, however, that if the Company consummates financings of at least $45 million between June 30, 1994 and the VIP closing, then the Company will pay such amounts in cash rather than pursuant to the notes or if such financings are consummated following the VIP closing, then a portion of the proceeds of such financings will be applied to prepay the notes). The Company placed in escrow $1,500 ($750 in cash and 146 shares of Company common stock) during July 1994 as a down payment on the VIP acquisition, which amounts are included in "Other Assets."

         The VIP Companies provide temporary nursing and related home health care services in the City of New York and surrounding areas through both a licensed and a Medicare certified agency. The consummation of the VIP acquisition is subject to, among

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3:          Business Combinations (cont.)

other things, various closing conditions, including receipt of necessary governmental approvals and the approval of the required lenders under the Credit Agreement and could occur by mid 1996. In addition, consummation of the VIP acquisition is subject to the review of the accuracy at closing of the various representations and agreements of the sellers, and actions of the sellers to insure compliance with such representations and agreements. For the years ended December 31, 1994 and 1995, the VIP Companies generated approximately $33,000 and $35,000, respectively, in revenues and, for the same periods, pro forma net income (loss) (net income after consideration of pro forma provision for income taxes) of $850 and $(978), respectively. The 1995 amounts include a special one-time bonus of $3,000 (pretax) to one of the VIP Companies' officers.

Note 4:   Debt

         On January 10, 1996, an institutional investor purchased from the Company $10,000 of 20% subordinated notes (the "Subordinated Notes") due October 10, 1996. The Subordinated Notes are required to be repaid out of the proceeds of any subsequent equity offerings or through a refinancing approved by the required banks under the Credit Agreement, without premium or penalty. On May 30, 1996 the interest rate on the Subordinated Notes was reduced to 12% (see Note 7).

         On January 10, 1996, the Credit Agreement was amended to permit the issuance of equity units under the unit purchase agreement (see Note 5), to permit the issuance of the 20% Subordinated Notes described above, to allow the payment in cash of the remaining $5,973 RespiFlow/ MK acquisition payable (plus interest from its due date of August 15, 1995), which was paid on January 10, 1996, and to amend and modify certain definitions and covenants in the Credit Agreement which would allow the Company to be in compliance with its covenants as of October 31, 1995.

Note 5:     Unit Purchase Agreement

         On November 20, 1995 the Company entered into a unit purchase agreement, as amended, with the same institutional investor (see Note 4) under which the Company will sell an aggregate of 4,400 units at a purchase price of $9.00 per unit (for an aggregate purchase price of $39,600) to the institutional investor in two separate closings, subject to receipt of necessary shareholder and governmental approvals. The unit purchase agreement contains certain covenants that restrict the Company from entering into transactions not in the ordinary course of business, including making acquisitions and issuing capital stock, without the consent of the institutional investor.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 5:     Unit Purchase Agreement (cont.)

         The initial closing (the "Initial Closing") (see Note 7) will occur following the receipt of shareholder approval (which was obtained at the Company's annual meeting of shareholders on April 16, 1996), at which time the Company will sell (i) 550 equity units or an amount not to exceed 9.9% of the issued and outstanding shares of the Company, after giving effect to the sale, at a purchase price of $9.00 per unit, each equity unit comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase an additional share of the Company's common stock at $12.45 per share (the "Warrants"), and, if approved by the required banks under the Credit Agreement,
(ii) 1,894 debt units at a purchase price of $9.00 per unit, each debt unit comprised of $9.00 in principal amount of 15% convertible subordinated notes due nine months subsequent to issuance and convertible into one share of common stock and 0.6818 of a Warrant for an aggregate purchase price of $22,000. The second closing will occur following receipt of New York State Department of Health approval of the transaction, at which time the Company will sell an additional 1,956 equity units (described above) for an aggregate purchase price of $17,600. In addition, any outstanding convertible subordinated notes issued prior to the second closing shall automatically convert into common stock at the second closing and interest thereon shall be forgiven. The institutional lender may also, at its option, purchase additional debt units between the first and second closings, in which case the amount of equity units sold at the second closing would be reduced accordingly.

Note 6:    Commitments and Contingencies

         On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580 in damages for wrongful death, pain and suffering, loss of consortium and related claims. The Company has tendered defense of this action to its insurance carrier and management of the Company and counsel to the insurance carrier intend to vigorously defend this lawsuit. As the case is in a preliminary stage, the Company is not able to estimate any potential exposure or range of exposure and has not recorded any amounts in its financial statements. It is reasonably possible that irrespective of insurance coverage, the ultimate outcome of this action may be materially unfavorable to the Company's consolidated results of operations, financial position or cash flows. However, the Company believes that the ultimate liability, if any, will be within the policy limits of its insurance policies, and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 7:    Subsequent Events

         Pursuant to the Unit Purchase Agreement (see Note 5), on May 30, 1996 the Initial Closing was completed. The Company sold 600 equity units at a purchase price of $9.00 per unit, each equity unit comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase one share of the Company's common stock at an exercise price of $12.45 per share. The 600 equity units represents 9.8% of the issued and outstanding shares of the Company, after giving effect to the purchase. No debt units were issued at such closing. In addition, as of May 30, 1996 the interest rate on the Subordinated Notes was reduced from 20% to 12% per annum (see Note 4).

         On May 28, 1996, the required lenders under the Credit Agreement (see
Note 4) consented to the use of the $5,400 proceeds from the Initial Closing to: (i) pay $1,000 plus accrued interest for the remainder of the DermaQuest acquisition payable; (ii) pay interest accrued through the Initial Closing on the Subordinated Notes; and (iii) to use the remainder for general corporate and working capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    THREE MONTHS ENDED APRIL 30, 1996 VS. THREE MONTHS ENDED APRIL 30, 1995

         Revenues. Total revenues increased by $474,000 or 2.8% to $17,522,000 for the three months ended April 30, 1996 from $17,048,000 for the three months ended April 30, 1995. This increase was primarily attributable to an increase of $574,000 or 5.9% in net respiratory, medical equipment and supply sales resulting from an increase in the number of patients serviced.

         Cost of Revenues. Cost of revenues increased by $267,000 or 3.5% to $7,900,000 for the three months ended April 30, 1996 from $7,633,000 for the three months ended April 30, 1995. As a percentage of total revenues, cost of revenues remained relatively flat at 45.1% and 44.8% for the three months ended April 30, 1996 and 1995, respectively. Cost of revenues as a percentage of sales remained relatively flat for patient services (52.5% for the three months ended April 30, 1996 versus 51.4% for the corresponding 1995 period) and respiratory and medical equipment and supplies sales (38.9% for the three months ended April 30, 1996 versus 39.6% for the corresponding 1995 period), but increased for infusion services. The increase in infusion services (57.0% for the three months ended April 30, 1996 versus 52.4% for the corresponding 1995 period) was due primarily to reductions in reimbursement rates from third party payors. The effect of the increase in infusion services cost of revenues as a percentage of sales was offset by the relative increase in the mix of net respiratory and medical equipment and supplies sales to total sales which increased to 59.2% from 57.5% of sales for the three months ended April 30, 1996 and 1995, respectively, which sales have a lower cost of revenues (45.1%) than do infusion services revenues (57.0%).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,228,000 or 18.2% to $7,992,000 for the three months ended April 30, 1996 from $6,764,000 for the comparable 1995 period. This increase was primarily attributable to an increase in selling, general and administrative expenses at the Company's specialty mail order pharmacy operations ($1,148,000) as a result of an increase in bad debt expense ($647,000) which varies with sales as well as increases in general and administrative expenses to support increased patient volumes ($442,000), and to a lesser extent, from increases in amortization of intangibles due to the increase in goodwill at October 31, 1995 for DermaQuest ($59,000).

         Interest Expense, Net. Interest expense, net increased by $521,000 to $1,424,000 for the three months ended April 30, 1996 from $903,000 for the comparable 1995 period. This increase was primarily attributable to an increase in interest expense due to borrowings under the Subordinated Loan (as defined in Liquidity and Capital Resources) ($500,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 42.2% for the three months ended April 30, 1996 and 41.2% for the three months ended April 30, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was attributable to higher levels of non-deductible expenses, primarily goodwill amortization, as well as to a shift in the percentage mix of the Company's profits to jurisdictions with higher state tax rates.

         Net Income. As a result of the foregoing, net income decreased by $908,000 or 88.4% to $119,000 for the three months ended April 30, 1996 from $1,027,000 for the three months ended April 30, 1995.

SIX MONTHS ENDED APRIL 30, 1996 VS. SIX MONTHS ENDED APRIL 30, 1995

         Revenues. Total revenues increased by $2,413,000 or 6.9% to $37,166,000 for the six months ended April 30, 1996 from $34,753,000 for the six months ended April 30, 1995. This increase was primarily attributable to an increase of $2,837,000 or 14.2% in net respiratory, medical equipment and supply sales resulting from an increase in the number of patients serviced. Net infusion service revenues declined by $329,000 or 6.3% due primarily to a decline in reimbursement rates from third party payors.

         Cost of Revenues. Cost of revenues increased by $1,250,000 or 8.0% to $16,844,000 for the six months ended April 30, 1996 from $15,594,000 for the six months ended April 30, 1995. As a percentage of total revenues, cost of revenues remained relatively flat at 45.3% and 44.9% for the six months ended April 30, 1996 and 1995, respectively. Cost of revenues as a percentage of sales remained relatively flat for patient services (52.2% for the six months ended April 30, 1996 versus 51.3% for the corresponding 1995 period) and respiratory and medical equipment and supplies sales (39.5% for the six months ended April 30, 1996 versus 39.8% for the corresponding 1995 period), but increased for infusion services. The increase in infusion services (59.3% for the six months ended April 30, 1996 versus 52.3% for the corresponding 1995 period) was due primarily to reductions in reimbursement rates from third party payors. The effect of the increase in infusion services cost of revenues as a percentage of sales was offset by the relative increase in the mix of net respiratory and medical equipment and supplies sales to total sales which increased to 61.4% from 57.5% of sales for the six months ended April 30, 1996 and 1995, respectively, which sales have a lower cost of revenues (39.5%) than do infusion services revenues (59.3%).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,507,000 or 18.4% to $16,143,000 for the six months ended April 30, 1996 from $13,636,000 for the comparable 1995 period. This increase was primarily attributable to an increase in selling, general and administrative expenses at the Company's specialty mail order pharmacy operations ($2,362,000) as a result of increased expenses that vary with sales and profitability (e.g.: bad debt expenses ($817,000) and incentive fees ($206,000) under a management agreement) of $1,023,000 as well as increases in general and administrative expenses to support increased patient volumes ($1,221,000), and to a lesser extent, from increases in amortization of intangibles due to the increase in goodwill at October 31, 1995 for DermaQuest ($118,000).

         Interest Expense, Net. Interest expense, net increased by $905,000 to $2,558,000 for the six months ended April 30, 1996 from $1,653,000 for the comparable 1995 period. This increase was primarily attributable to: (i) an increase in interest expense due to borrowings under the Subordinated Loan ($622,000); and (ii) an increase in interest expense due to higher average borrowings under the Credit Agreement ($178,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 42.0% for the six months ended April 30, 1996 and 40.3% for the six months ended January 31, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was attributable to higher levels of non-deductible expenses, primarily goodwill amortization, as well as to a shift in the percentage mix of the Company's profits to jurisdictions with higher state tax rates.

         Net Income. As a result of the foregoing, net income decreased by $1,369,000 or 59.3% to $940,000 for the six months ended April 30, 1996 from $2,309,000 for the six months ended April 30, 1995.

Liquidity and Capital Resources

         During the six months ended April 30, 1996, the Company generated negative cash flow from operations of $2,591,000 primarily as a result of an increase in accounts receivable of $2,700,000 (net of increases in allowance for doubtful accounts) (see Accounts Receivable below). The Company utilized approximately $10,410,000 in investing activities, including approximately $10,025,000 for payments on acquisitions payable, and $385,000 for capital expenditures. Cash requirements during the six months ended April 30, 1996 for operating and investing activities were met through borrowings under the Credit Agreement and the $10,000,000 Subordinated Loan from Hyperion Partners II L.P..

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At April 30, 1996 and October 31, 1995, $21,606,000 (27.8%) and $18,906,000 (25.2%), respectively, of the Company's total assets consisted of accounts receivable, substantially from third-party payors. Such payors generally require comprehensive documentation in order to process claims. The collection time for accounts receivable is typically the longest (up to 180 days) for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable increased by $2,700,000 from October 31, 1995 to April 30, 1996. This increase is primarily due to an increase in accounts receivable at the Company's specialized mail order pharmacy and medical supplies operation ("Mail Order"). Mail Order is experiencing a significant increase in the length of the medical review process by Medicare intermediaries (which accounts for approximately 72.3% of Mail Order revenues), resulting in increased accounts receivable and increased days sales outstanding ("DSO's"), as discussed below.

         Management's goal is to maintain accounts receivable levels equal to or less than 90 days sales outstanding (which the Company believes to be within industry averages), which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. DSO's is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are performed. At April 30, 1996, and October 31, 1995, the Company's DSO's were 113 and 97, respectively, with the increase in DSO's attributable to the factors previously discussed. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSO's.

         Credit Agreement. In March 1995, the Company entered into an amended and restated credit agreement with Banque Paribas, as agent (the "Credit Agreement"), which provides the Company with a $35,000,000 senior secured credit facility. The Credit Agreement includes a $23,000,000 term loan and up to $12,000,000 in revolving loans. As of April 30, 1996, the Company had outstanding $18,750,000 under the term loan and $11,265,000 under the revolving loans. Availability under the revolving loan was $735,000 as of April 30, 1996. The revolving loans mature on October 31, 1999. As of April 30, 1996 the revolving loans and term loan bore interest at the rate of approximately 8.75% per annum (based on the weighted average of amounts outstanding under the Credit Agreement).

         RespiFlow/MK. The remaining acquisition payable of $5,973,000 as of October 31, 1995 was paid to the sellers on January 10, 1996 in cash, plus interest from its due date of August 15, 1995.

         Radamerica Price Support Payment. In connection with the Company's acquisition of Radamerica, the Company agreed that in the event the market value of its common stock on August 5, 1997 is less than $20 per share, the Company will pay to each Radamerica seller, for each share of common stock held by them at such time, an amount equal to the difference between the market value on such date and $20 (the "Radamerica Price Support Payment"). Based upon the closing price of the common stock on April 30, 1996, the Company's obligation under the Radamerica Price Support Payment would have been $2,467,500. The Company may pay the Radamerica Price Support Payment in whole or in part in shares of common stock or in cash (subject to applicable restrictions under the Credit Agreement) within 30 days following a seller's demand therefor, which demand must be exercised by February 5, 1998. Any portion of the Radamerica Price Support Payment not paid when due will bear interest at the rate of 12% per annum.

         Pending VIP Acquisition. Pursuant to the VIP acquisition, the Company will pay to the sellers at closing $10,250,000 in cash (of which $750,000 is being held in escrow) and 145,455 shares of Common Stock valued at $750,000 (all of which is being held in escrow). In addition, the Company will be assuming all stated liabilities of the VIP Companies as of the VIP Closing (approximately $11,600,000 at December 31, 1995, which includes approximately $3,000,000 due to officers/shareholders). The Company expects that some portion of such liabilities will be repaid with cash flows generated through operating activities of the VIP Companies. However, to the extent such cash flows are not sufficient, it may be necessary for the Company to use its own funds or obtain additional financing to repay such assumed liabilities, principally amounts due to the former officers/shareholders. The Company has not received approvals from its lenders under the Credit Agreement to consummate the acquisition of the VIP Companies or a financing commitment from any other source with respect to the cash required to be paid at the VIP Closing. Although the Company is seeking to obtain such approval from its senior lenders, there can be no assurance that such approval will be obtained or, if obtained, will be on terms satisfactory to the Company. In addition, the consummation of the VIP acquisition is subject to other closing conditions, including the review of the accuracy at closing of the various representations and agreements of the sellers, and actions of the sellers to insure compliance with such representations and agreements. In the event that the Company defaults under the VIP acquisition agreements, the

Company could suffer a loss of its $1,500,000 contract deposit (consisting of $750,000 in cash and 145,455 shares of Common Stock) which sums have been posted as liquidated damages. However, in such event the Company's liquidity will not be impacted as the cash portion of the escrow being held was paid by the Company in the 1994 fiscal year.

         DermaQuest Acquisition. In connection with the Company's acquisition of DermaQuest, the Company recorded an acquisition payable of $8,832,000 at October 31, 1995 based on a formula applied to DermaQuest's 1995 pretax earnings. The Company paid $7,832,000 of the $8,832,000 acquisition payable during the six months ended April 30, 1996 as follows: (i) $4,000,000 was paid in cash through drawing of the letter of credit which was issued as collateral for any DermaQuest contingent payments; and (ii) $3,832,000 was paid through the issuance of 370,000 shares of common stock valued at $10.35 per share. On May 30, 1996 the Company paid the remaining $1,000,000 acquisition payable balance plus accrued interest in cash through proceeds from the Initial Closing (as discussed below).

Any additional payments to the DermaQuest sellers due based on 1996 earnings (which payment may not exceed $2,168,000) (the "Second DermaQuest Payment") will be paid in registered shares of common stock valued at the average of the closing price as reported on the Nasdaq National Market for the 90 days ending on the day prior to the date the payments are due or, at the Company's option, in whole or in part in cash subject to certain restrictions under the Credit Agreement.

         If, by the first anniversary of the issuance of shares, the sellers have sold any such shares and the sale price of such shares is less than 90% of their initial valuation on the date of issuance, then the amount of such difference shall be paid to the sellers either in whole or in part at the option of the Company, in cash (subject to restrictions under the Credit Agreement) or in additional shares of common stock. If the sale price exceeds the initial valuation by more than 110%, then the difference shall be deducted, first, from the Second DermaQuest Payment, and then, paid to the Company by the sellers in cash and/or shares of common stock in the same proportion of cash and common stock as the Second DermaQuest Payment is paid.

         Hyperion Transaction. On November 20, 1995, the Company entered into a Purchase Agreement with Hyperion Partners II L.P. ("HPII") pursuant to which HPII agreed, subject to the conditions stated in the Purchase Agreement, to purchase up to an aggregate of 4,400,000 units (the "Units"), at a purchase price of $9.00 per Unit for an aggregate purchase price of up to $39,600,000. The Units consist of (A) equity units (the "Equity Units") which in turn are comprised of (i) one share of the Company's restricted common stock and (ii)
0.6818 of a
stock purchase warrant (each whole warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $12.45 per share (the "Warrants")) and, if approved by the Company's senior lenders,
(B) debt units (the "Debt Units") which in turn are comprised of (i) $9.00 in principal amount of a subordinated convertible debenture of the Company which is convertible into one share of the Company's restricted common stock (the "Convertible Debentures") and (ii) 0.6818 of a Warrant. Consummation of the HPII transaction is subject to, among other things, receipt of shareholder approval of the Purchase Agreement (which approval was obtained at the annual meeting of shareholders of the Company on April 16, 1996), and New York State Department of Health ("DOH") approval with respect to ownership by HPII of more than 9.9% of the common stock of the Company. The Warrants and Convertible Debentures can only be exercised or converted, as the case may be, following DOH approval.

         If the DOH approves the transactions contemplated by the Purchase Agreement and if all other conditions to closing are satisfied, the total number of Units to be sold to HPII will be 4,400,000 which represents 4,400,000 shares of common stock (or Convertible Debentures convertible into common stock) and Warrants to purchase an additional 2,999,920 shares of common stock. The aggregate number of shares represented, therefore, by all of the Units which may be sold to HPII in connection with the Purchase Agreement is 7,399,920.

         On May 30, 1996 HPII purchased from the Company at the initial closing (the "Initial Closing") an aggregate 600,000 Equity Units for $5,400,000. The use of the proceeds of the issuance was as follows: (i) $1,027,000 to satisfy the remaining balance plus accrued interest on the DermaQuest acquisition payable; (ii) $802,000 of accrued interest on the Subordinated Loan; (iii) $1,350,000 to satisfy accounts payable; (iv) $340,000 for expenses related to the HPII transaction; and (v) the balance of $1,881,000 to be used for general corporate and working capital purposes.

         Following such time that the DOH approves the transactions contemplated by the Purchase Agreement and if all other conditions to closing are satisfied, the Company will sell to HPII at a second closing (the "Second Closing") an aggregate of 3,800,000 Equity Units (the "Additional Equity Units") for $34,200,000, in addition to the Units sold at the Initial Closing described above. The Purchase Agreement provides that, from and after the Initial Closing and prior to the Second Closing, HPII has the right, in its sole discretion, to purchase, if approved by the Company's senior lenders, up to 3,800,000 Debt Units in lieu of some or all the Additional Equity Units, in which event a proportionally smaller number of Additional Equity Units would be sold to HPII at the Second Closing.

         The Warrants contained in the Units grant the holder thereof the right to purchase a share of common stock upon payment of the Exercise price of $12.45 per whole share of common stock. The Warrants are exercisable at any time after issuance thereof until the fifth anniversary of the original issuance date. The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price therefore (and, in certain instances, a related change in the number of shares of common stock underlying each Warrant) upon the occurrence of certain events, such as stock dividends, stock splits, mergers, a sale of substantially all of the Company's assets and other extraordinary events, as well as the issuance by the Company of shares of common stock at a purchase price below the then effective exercise price of the Warrants (which initially is $12.45 per share). The Warrants may be exercised only following DOH approval.

         Pursuant to a Registration Rights Agreement entered into at the Initial Closing (the "Registration Agreement"), the Company granted to HPII registration rights with respect to the shares of common stock included in the Units and other shares of common stock, if any, acquired by HPII (collectively, the "Registrable Securities"). The Registration Agreement also grants to the holders of Registrable Securities certain "piggyback" rights to have Registrable Securities included in a registration statement to be filed by the Company for either its own benefit or for the registration of securities for the account of other shareholders of the Company. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registrations.

         On January 10, 1996, HPII loaned to the Company the principal amount of $10,000,000 (the "Subordinated Loan"). The Subordinated Loan is unsecured, is subordinated to the Company's obligations under its Credit Agreement, matures nine months after the issuance thereof, bears interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and is required to be prepaid from any subsequent equity or, if permitted under the Credit Agreement, debt financings or refinancing completed prior to the maturity date.

         Litigation. On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester by Celia M. Consiglio, individually and as administratrix of her husband's estate against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580,000 in damages for wrongful death, pain and suffering, loss of consortium and related claims. The Company has tendered a defense of this action to its insurance carrier and management of the Company and counsel to the insurance carrier intend to vigorously defend this lawsuit. As the case is in a preliminary stage, the Company is not able to estimate any potential exposure or range of exposure and has not recorded any amounts in its financial statements. It is reasonably possible that irrespective of insurance coverage, the ultimate outcome of this action may be materially unfavorable to the Company's consolidated results of operations, financial position or cash flows. However, the Company believes that the ultimate liability, if any, will be within the policy limits of its insurance and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                    PART II

Item 4.          Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on April 16, 1996 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                              Proposals Voted Upon

         1. To approve and adopt the Purchase Agreement between the Company and HPII;

         2. To approve and adopt an amendment to the Company's Restated Certificate of Incorporation and Bylaws;

         3. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified;

         4. To approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of the Company's common stock for which options may be granted under such Plan; and

         5. To approve the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ended October 31, 1996.

                                           Voting Results
                                           --------------
                                                                                        Abstain / Not
          Proposal                       For                     Against                    Voting
- ------------------------------    -----------------        ------------------       ----------------------
No. 1                                 3,514,126                   53,225                  1,585,792

No. 2                                 3,455,937                  103,174                  1,594,031

No. 3 (election of
Directors)

Messrs.
Joseph J. Raymond                     4,843,638                     --                     309,504

Robert W. Fine                        4,843,629                     --                     309,513

Richard A. Yoken                      4,843,638                     --                     309,504

Elliott H. Vernon                     4,848,638                     --                     304,504

Scott A. Shay                         4,848,138                     --                     305,004

No. 4                                 3,206,054                  373,464                   157,622

No. 5                                 5,117,173                   20,234                    15,735

Item 5.          Other Information.

         In connection with the resignation of Joseph J. Raymond as Chief Executive Officer of the Company, on May 14, 1996, the Company entered into an agreement with Mr. Raymond which provided for among other things, (i) a cash payment to Mr. Raymond of $350,000 (which payment was made on May 23, 1996),
(ii) the vesting of 46,667 unvested stock options previously granted to Mr. Raymond, (iii) until April 30, 2000, the voting of all shares of common stock held by Mr. Raymond in the same proportion as the votes cast by other shareholders at all meetings of shareholders, and (iv) the continuation of certain non-compete provisions applicable to him as well as other provisions customarily found in agreements of this kind. The Company also entered into a consulting agreement with Mr. Raymond, whereby among other things, Mr. Raymond will provide consulting services to the Company until April 30, 2000. For such services, Mr. Raymond will be compensated at a rate equal to $150,000 per annum less the amount by which certain amounts paid to or on his behalf exceed $60,000 per annum. In addition, TWHH Funds L.P., a subsidiary of Hyperion Partners II L.P. has agreed to loan Mr. Raymond for up to 364 days from funding, $1,100,000 secured by a pledge of 150,000 shares of the Company's common stock owned by him.


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)      Exhibits.

                          10.1. Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation.

                          10.2 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services.

                          10.3 Agreement dated May 14, 1996 between HPII and Joseph J. Raymond relating to loan transaction.

                          10.4   Amendment dated February 16, 1996 to
                                 Subordinated Note Purchase Agreement, dated
                                 January 10, 1996, between the Company and
                                 HPII.

                          10.5 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as Amended on February 16, 1996, between the Company and HPII.

                          27     Financial Data Schedule

                 (b)      Reports on Form 8-K.

                          None

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 11, 1996


                          TRANSWORLD HOME HEALTHCARE, INC.

                          By: \s\Wayne A. Palladino
                             -------------------------------------------------
                               Wayne A. Palladino
                               Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer
                                Duly Authorized to Sign on Behalf of
                                Registrant)

                                EXHIBIT INDEX







              Exhibit                                  Description

               10.1 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation.




               10.2 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services.


               10.3 Agreement dated May 14, 1996 between HPII and Joseph J. Raymond relating to loan transaction.

               10.4 Amendment dated February 16, 1996 to Subordinated Note Purchase Agreement, dated January 10, 1996, between the Company and HPII


               10.5 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as Amended on February 16, 1996, between the Company and HPII


               27                       Financial Data Schedule