Form 10-Q
period 1996-07-31
TRANSWORLD HOME HEALTHCARE INC
filed 1996-09-09
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 31, 1996

                        Commission File Number 1-11570

             ------------------------------------------------------

                       Transworld Home HealthCare, Inc.

             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        New York                                         13-3098275
- -------------------------------                       -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                  11 Skyline Drive, Hawthorne, New York  10532
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                                YES X    NO
                                   ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                Outstanding at September 9, 1996
- ---------------------                        --------------------------------
     Common Stock                                    9,931,752  Shares

                        Transworld Home HealthCare, Inc.
                       Third Quarter Report On Form 10-Q
                               Table of Contents


                 Part I.                                                                Page
                                                                                        ----

Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . .       3

              Condensed Consolidated Balance Sheets
                       July 31, 1996 and October 31, 1995 . . . . . . . . . . . . .       4
              Condensed Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                       July 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .       5
              Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended July 31, 1996
                       and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .       6
              Notes to Condensed Consolidated Financial
                       Statements . . . . . . . . . . . . . . . . . . . . . . . . .       7


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . .       14


              Part II.


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .       24

                                     PART I


Item 1.       Financial Statements


          The financial statements of Transworld Home HealthCare, Inc. (the "Company") begin on page 4.

                        TRANSWORLD HOME HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        JULY 31,               OCTOBER 31,
                                                                          1996                    1995
                                                                        --------               -----------
                              ASSETS

Current assets:
  Cash and temporary investments                                        $  2,231               $    915
  Accounts receivable, less allowance for doubtful
    accounts of $5,989 and $5,137                                         23,499                 18,906
  Inventories                                                              1,328                  1,556
  Prepaid income taxes                                                     1,172
  Prepaid expenses and other current assets                                4,646                  4,116
                                                                        --------               --------

         Total current assets                                             32,876                 25,493

Property & equipment, net                                                  3,889                  4,062
Intangible assets, net                                                    40,871                 42,037
Other assets                                                               5,691                  3,320
                                                                        --------               --------
                                                                        $ 83,327               $ 74,912
                                                                        ========               ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                                                              $  1,000
  Current portion of long-term debt, including
    obligations under capital leases                                    $     47                  3,908
  Accounts payable and accrued expenses                                    7,356                  9,533
  Acquisitions payable                                                       180                 15,062
  Income taxes payable                                                                              696
                                                                        --------               --------

         Total current liabilities                                         7,583                 30,199

Long-term debt, including obligations under capital leases                 9,041                 20,264
Deferred income taxes and other                                              367                    363
                                                                        --------               --------
         Total liabilities                                                16,991                 50,826
                                                                        --------               --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    9,932 and 5,060 shares                                                    99                     51
  Additional paid-in capital                                              62,025                 19,713
  Retained earnings                                                        4,212                  4,322
                                                                        --------               --------
         Total stockholders' equity                                       66,336                 24,086
                                                                        --------               --------
                                                                        $ 83,327               $ 74,912
                                                                        ========               ========





           See notes to condensed consolidated financial statements.
                                     Page 4

                        TRANSWORLD HOME HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                   FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                      ENDED JULY 31,                        ENDED JULY 31,
                                                              -----------------------------         ------------------------------
                                                                  1996              1995               1996               1995
                                                              ----------        -----------         ----------       -------------

Revenues:
  Net patient services                                        $   4,754         $    4,663          $   14,222       $    14,226
  Net infusion services                                           2,543              2,404               7,434             7,624
  Net respiratory, medical equipment and supplies sales          11,939             11,787              34,746            31,757
                                                              ----------        -----------         ----------       -------------
        Total revenues                                           19,236             18,854              56,402            53,607
                                                              ----------        -----------         ----------       -------------

Cost of revenues:
  Patient services                                                2,570              2,418               7,517             7,328
  Infusion services                                               1,524              1,609               4,423             4,338
  Respiratory, medical equipment and supplies sales               4,721              4,546              13,719            12,501
                                                              ----------        -----------         ----------       -------------
        Total cost of revenues                                    8,815              8,573              25,659            24,167
                                                              ----------        -----------         ----------       -------------

        Gross profit                                             10,421             10,281              30,743            29,440

Selling, general and administrative expenses                      8,627              7,455              24,770            21,091
                                                              ----------        -----------         ----------       -------------

        Operating income                                          1,794              2,826               5,973             8,349

Interest expense, net                                             1,291                977               3,849             2,630
                                                              ----------        -----------         ----------       -------------

        Income before income taxes and extraordinary item           503              1,849               2,124             5,719

Provision for income taxes                                          211                765                 892             2,326
                                                              ----------        -----------         ----------       -------------

        Income before extraordinary loss                            292              1,084               1,232             3,393

Extraordinary loss - early extinguishment of debt
  (net of income tax benefit of $971)                             1,342                                  1,342
                                                              ----------        -----------         ----------       -------------

        Net income (loss)                                     $  (1,050)        $    1,084          $     (110)      $     3,393
                                                              ==========        ===========         ==========       =============

Income (loss) per share of common stock from:
  Income before extraordinary loss                            $     .04         $      .16          $      .18       $       .49
  Extraordinary loss - early extinguishment of debt                (.19)                                  (.20)
                                                              ----------        -----------         ----------       -------------
        Net income (loss)                                     $    (.15)        $      .16          $     (.02)      $       .49
                                                              ==========        ===========         ==========       =============


Weighted average number of common shares outstanding              6,983              7,202               6,724             7,114
                                                              ==========        ===========         ==========       =============





           See notes to condensed consolidated financial statements.
                                     Page 5

                        TRANSWORLD HOME HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                   --------------------------------------
                                                                                       1996                       1995
                                                                                    ----------                ------------
Cash flows from operating activities:
  Net income (loss)                                                                 $    (110)                $   3,393
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
        Depreciation and amortization                                                   2,770                     2,576
        Provision for doubtful accounts                                                 4,602                     3,787
        Extraordinary item - early extinguishment of debt                               2,313
  Changes in assets and liabilities, excluding the effect of businesses acquired:
        Increase in accounts receivable                                                (9,195)                   (9,406)
        Decrease in inventories                                                           228                       108
        Increase in prepaid expenses and other assets                                    (642)                   (1,487)
        Decrease in accounts payable and other liabilities                             (4,065)                     (401)
                                                                                    ----------                ----------
            Net cash used in operating activities:                                     (4,099)                   (1,430)
                                                                                    ----------                ----------

Cash flows (used in) provided by investing activities:
  Capital expenditures                                                                   (698)                     (923)
  Acquisitions - net of cash acquired                                                                              (442)
  Notes receivable - related parties                                                                                161
  Payment on acquisition payable                                                      (11,051)                   (5,927)
                                                                                    ----------                ----------

            Net cash used in investing activities                                     (11,749)                   (7,131)
                                                                                    ----------                ----------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock, net                                        38,351
    Payments on notes payable                                                         (10,000)
    Proceeds from notes payable                                                        10,000
    Payments on short-term debt                                                        (2,000)                   (5,000)
    Proceeds from short-term debt                                                       1,000
    Payments on revolving loan                                                        (10,990)                   (3,086)
    Borrowing under revolving loan                                                     14,982                     8,850
    Proceeds from long-term debt                                                           18                     7,416
    Payments on long-term debt                                                        (21,030)                   (3,462)
    Payments on notes payable - related parties                                                                  (3,000)
    Payments for financing fees and issuance costs                                     (3,373)                     (513)
    Stock options and warrants exercised, including tax benefit                           206                     2,233
                                                                                    ----------                ----------

            Net cash provided by financing activities                                  17,164                     3,438
                                                                                    ----------                ----------

Increase (decrease) in cash                                                             1,316                    (5,123)

Cash and temporary investments, beginning of period                                       915                     6,310
                                                                                    ----------                ----------

Cash and temporary investments, end of period                                       $   2,231                 $   1,187
                                                                                    ==========                ==========
Supplemental cash flow information:
  Cash paid for interest                                                            $   3,427                 $   2,007
                                                                                    ==========                ==========
  Cash paid for income taxes                                                        $   1,788                 $   2,115
                                                                                    ==========                ==========

Supplemental disclosure of non-cash investing and financing activities:
    Details of business acquired in purchase transactions:
        Fair value of assets acquired                                                                         $   6,025
                                                                                                              ==========
        Liabilities assumed  or incurred                                                                      $   5,446
                                                                                                              ==========

        Cash paid for acquisitions (including related expenses)                                               $     579
        Cash acquired                                                                                               137
                                                                                                              ----------
        Net cash paid for acquisition                                                                         $     442
                                                                                                              ==========

    Common stock issued for payment on acquisition payable                          $   3,832
                                                                                    ==========

           See notes to condensed consolidated financial statements.
                                     Page 6

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

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended October 31, 1995. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended July 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.



Note 2:  Net Income per Common Share

         Net income per common share is computed based on the weighted average number of shares of common stock outstanding during the periods. The effect of dilutive stock options and warrants (common stock equivalents) has been included in the computation of net income per share using the treasury stock method. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 2:  Net Income per Common Share (cont.)

         The earnings per share calculations for the three and nine months ended July 31, 1996 and 1995 were computed as follows:

                                                    Three months ended July 31,      Nine months ended July 31,
                                                  -----------------------------    ------------------------------
                                                         1996          1995             1996             1995
                                                  ---------------- ------------    -------------   --------------
Income before extraordinary loss                       $   292         $1,084          $1,232           $3,393

Extraordinary loss - early extinguishment
  of debt                                                1,342              -           1,342                -
                                                  ---------------- ------------    -------------   --------------

Net income (loss)                                      $(1,050)        $1,084          $ (110)          $3,393
                                                  ================ ============    =============   ==============

Weighted average number of shares
  outstanding during applicable periods                  5,982          4,999           5,510            4,901

Weighted average number of shares
  contingently issuable per acquisition
  agreements                                               298            869             422              869

Incremental shares, after application of
  treasury stock method, of stock options and
  warrants                                                 703          1,334             792            1,344
                                                  ---------------- ------------    -------------   --------------

Shares used in calculation of net income per
  common share                                           6,983          7,202           6,724            7,114
                                                  ================ ============    =============   ==============

Income (loss) per share of common stock
from:
  Income before extraordinary loss                     $   .04         $  .16          $  .18           $  .49
  Extraordinary loss - early
    extinguishment of debt, net                           (.19)                          (.20)
                                                  ---------------- ------------    -------------   --------------

          Net income (loss) per common share           $  (.15)        $  .16          $ (.02)          $  .49
                                                  ================ ============    =============   ==============


Note 3:  Business Combinations

RADAMERICA

         On August 5, 1994, the Company acquired all of the issued and outstanding capital stock of Radamerica, Inc., for $8,000 in cash and 250 shares of the Company's common stock valued at $5,000 based on a $20 per share market price guarantee. The measurement date for such guarantee will be August 5, 1997, at which point any deficiency between the market value of the Company's common stock, as defined in the purchase agreement, and the $20 per share guarantee may be paid to the selling shareholders either in common stock of the Company, in cash or a combination of stock and cash at the Company's option. Such payment, if any, is due within 30 days following a selling shareholder's demand, which must be exercised by February 5, 1998. To the extent amounts owed are not paid when due, interest will accrue on the unpaid portion at a rate of 12% per annum.

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

         The Company paid the $8,832 acquisition payable as follows: (i) on January 16, 1996 a $4,000 letter of credit, which was issued as collateral for DermaQuest contingent payments, was drawn and paid to the sellers in cash; (ii) on February 1, 1996 $3,832 was paid through the issuance of 370 shares of common stock valued (per the acquisition agreement) at $10.35 per share; and
(iii) on May 30, 1996 the remaining $1,000 plus accrued interest of $27 from February 1, 1996 was paid in cash with proceeds from the Initial Closing (see
Note 5).

         An additional payment will be made on February 1, 1997 to the extent that DermaQuest pretax earnings for the year ending October 31, 1996 multiplied by four exceeds the total of all amounts previously paid to the shareholders pursuant to the purchase agreement ($11,832 to date). The total amounts of the DermaQuest acquisition cannot exceed $14,000. Any additional payments due can be paid in either cash or common stock at the Company's option at a valuation price, as defined in the purchase agreement.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3:  Business Combinations (cont.)

PENDING ACQUISITION

VIP COMPANIES

         On June 30, 1994, the Company entered into stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies") for $11,000, consisting of $7,150 in cash, $3,100 in promissory notes (or cash if certain events occur) and 146 shares of the Company's common stock (valued at $750 after taking into account restrictions on transfer). The promissory notes bear interest at 7% per annum and are payable on the second anniversary of the Company's acquisition of the VIP Companies (provided, however, that if the Company consummates financings of at least $45 million between June 30, 1994 and the VIP closing, then the Company will pay such amounts in cash rather than pursuant to the notes or if such financings are consummated following the VIP closing, then a portion of the proceeds of such financings will be applied to prepay the notes). The Company placed in escrow $1,500 ($750 in cash (which sum was subsequently loaned to the VIP Companies for working capital purposes) and 146 shares of Company common stock) during July 1994 as a down payment on the VIP acquisition, which amounts are included in "Other Assets."

         The VIP Companies provide temporary nursing and related home health care services in the City of New York and surrounding areas through both a licensed and a Medicare certified agency. The consummation of the VIP acquisition is subject to, among other things, various closing conditions, including receipt of necessary governmental approvals and the approval of the required lenders under the Credit Facility. In addition, consummation of the acquisition of the VIP Companies is subject to the accuracy at closing of the various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the acquisition agreements. The Company believes that the sellers are not in compliance with certain provisions contained in the acquisition agreements concerning the VIP Companies and has had discussions with the VIP sellers regarding such. The Company can not predict when or whether all of the requisite consents and approvals will be obtained and the other closing conditions will be satisfied, and when or whether the transaction will ultimately be consummated.

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

Note 4:  Debt

         On January 10, 1996, an institutional investor purchased from the Company $10,000 of 20% subordinated notes (the "Subordinated Notes") due October 10, 1996. On May 30, 1996 the interest rate on the Subordinated Notes was reduced to 12%. On July 31, 1996 the Subordinated Notes were repaid with proceeds from the Second Closing (as defined in Note 5).

         On January 10, 1996, the Company's Credit Agreement was amended to permit the issuance of equity units under the unit purchase agreement (see Note
5), to permit the issuance of the 20% Subordinated Notes described above, to allow the payment in cash of the remaining $5,973 RespiFlow/ MK acquisition payable (plus interest from its due date of August 15, 1995), which was paid on January 10, 1996, and to amend and modify certain definitions and covenants in the Credit Agreement which would allow the Company to be in compliance with its covenants as of October 31, 1995.

         On May 28, 1996, the required lenders under the Credit Agreement consented to the use of the $5,400 proceeds from the Initial Closing (as defined in Note 5) to: (i) pay $1,000 plus accrued interest for the remainder of the DermaQuest acquisition payable (see Note 3); (ii) pay interest accrued through the Initial Closing on the Subordinated Notes; and (iii) to use the remainder for general corporate and working capital purposes.

         On July 31, 1996, the Company completed a new $100,000 senior secured revolving credit facility, underwritten by a commercial bank who is also acting as Agent Bank (the "Credit Facility"). This new facility replaced the Company's existing $35,000 Credit Agreement. On July 31, 1996 the Credit Agreement was repaid out of proceeds from the Second Closing (see Note 5) and borrowings under the Credit Facility. In connection with the repayment of the Credit Agreement, the Company recorded a non-cash, after-tax, extraordinary charge of $1,342 in the Company's fiscal third quarter, relating to the write-off of the deferred financing costs associated with the Credit Agreement.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 4:  Debt (cont.)

         Pursuant to the Credit Facility and subject to the terms thereof, up to $85,000 of the total facility may be used by the Company for the acquisition of other alternate site health care providers with the balance not used for acquisitions to be used for working capital. The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The loans mature on July 31, 2001 with reductions in availability commencing July 31, 1998 through final maturity. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus
1% or the Eurodollar Rate (adjusted for reserves), plus 2%. As of July 31, 1996, Base Rate borrowings were at the rate of 9.25% per annum and Eurodollar Rate borrowings were at rates of 7.44% to 7.88% per annum, depending on maturities. The Company's initial borrowings on July 31, 1996 were Base Rate borrowings, and commencing October 30, 1996, the Company may make Eurodollar Rate borrowings.

         Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to equity and debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 5:   Unit Purchase Agreement (cont.)

         The initial closing (the "Initial Closing") was completed on May 30, 1996 following the receipt of shareholder approval (which was obtained at the Company's annual meeting of shareholders on April 16, 1996), at which time the Company sold (i) 600 equity units or 9.8% of the issued and outstanding shares of the Company, after giving effect to the sale, at a purchase price of $9.00 per unit, each equity unit comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase an additional share of the Company's common stock at $12.45 per share (the "Warrants"). The second closing (the "Second Closing"), which was subject to receipt of New York State Department of Health approval of the transaction, (which was received in June of 1996) was completed on July 31, 1996 concurrently with the closing of the Credit Facility (see Note 4). At the Second Closing, the Company sold an additional 3,800 equity units (described above) for an aggregate purchase price of $34,200.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    THREE MONTHS ENDED JULY 31, 1996 VS. THREE MONTHS ENDED JULY 31, 1995

         Revenues. Total revenues increased by $382,000 or 2.0% to $19,236,000 for the three months ended July 31, 1996 from $18,854,000 for the three months ended July 31, 1995. This increase was primarily attributable to an increase of $152,000 or 1.3% in net respiratory, medical equipment and supply sales.

         Cost of Revenues. Cost of revenues increased by $242,000 or 2.8% to $8,815,000 for the three months ended July 31, 1996 from $8,573,000 for the three months ended July 31, 1995. As a percentage of total revenues, cost of revenues remained relatively flat at 45.8% and 45.5% for the three months ended July 31, 1996 and 1995, respectively. Cost of revenues as a percentage of sales remained relatively flat for respiratory and medical equipment and supplies sales (39.5% for the three months ended July 31, 1996 versus 38.6% for the corresponding 1995 period), but increased for patient services and decreased for infusion services. The increase in patient services (54.1% for the three months ended July 31, 1996 versus 51.9% for the corresponding 1995 period) was due primarily to an increase in worker's compensation insurance in the nursing division.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,172,000 or 15.7% to $8,627,000 for the three months ended July 31, 1996 from $7,455,000 for the comparable 1995 period. This increase was primarily due to an increase of $822,000 in corporate expenses principally as a result of a charge of $456,000 in connection with the resignation of the Company's former CEO. The remaining increase was primarily attributable to an increase in selling, general and administrative expenses at the Company's specialty mail order pharmacy operations ($263,000) as a result of increases in general and administrative expenses to support increased patient volumes ($207,000), and to a lesser extent, from increases in amortization of intangibles due to the increase in goodwill at October 31, 1995 for DermaQuest ($56,000).

         Interest Expense, Net. Interest expense, net increased by $314,000 to $1,291,000 for the three months ended July 31, 1996 from $977,000 for the comparable 1995 period. This increase was primarily attributable to an increase in interest expense due to borrowings under the Subordinated Loan (as defined in Liquidity and Capital Resources) ($381,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 42.0% for the three months ended July 31, 1996 and 41.4% for the three months ended July 31, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was attributable to higher levels of non-deductible expenses, primarily goodwill amortization, as well as to a shift in the percentage mix of the Company's profits to jurisdictions with higher state tax rates.

         Income Before Extraordinary Loss. As a result of the foregoing, income before extraordinary loss decreased by $792,000 or 73.1% to $292,000 for the three months ended July 31, 1996 from $1,084,000 for the three months ended July 31, 1995.

         Extraordinary Loss - Early Extinguishment of Debt. An extraordinary loss (net of taxes) of $1,342,000 was recorded in the third quarter 1996 results of operations, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Agreement.

         Net Income. As a result of the foregoing, net income decreased by $2,134,000 or 196.9% to a loss of $1,050,000 for the three months ended July 31, 1996 from net income of $1,084,000 for the three months ended July 31, 1995.

NINE MONTHS ENDED JULY 31, 1996 VS. NINE MONTHS ENDED JULY 31, 1995

         Revenues. Total revenues increased by $2,795,000 or 5.2% to $56,402,000 for the nine months ended July 31, 1996 from $53,607,000 for the nine months ended July 31, 1995. This increase was primarily attributable to an increase of $2,989,000 or 9.4% in net respiratory, medical equipment and supply sales resulting from an increase in the number of patients serviced. Net infusion service revenues declined by $190,000 or 2.5% due primarily to a decline in reimbursement rates from third party payors.

         Cost of Revenues. Cost of revenues increased by $1,492,000 or 6.2% to $25,659,000 for the nine months ended July 31, 1996 from $24,167,000 for the nine months ended July 31, 1995. As a percentage of total revenues, cost of revenues remained relatively flat at 45.5% and 45.1% for the nine months ended July 31, 1996 and 1995, respectively. Cost of revenues as a percentage of sales remained relatively flat for respiratory and medical equipment and supplies sales (39.5% for the nine months ended July 31, 1996 versus 39.4% for the corresponding 1995 period), but increased for patient services and infusion services. The increase in patient services (52.9% for the nine months ended July 31, 1996 versus 51.6% for the corresponding 1995 period) was due primarily to an increase in worker's compensation insurance in the nursing division. The increase in infusion services (59.5% for the nine months ended July 31, 1996 versus 56.9% for the corresponding 1995 period) was due primarily to reductions in reimbursement rates from third party payors. The effect of the increase in patient services and infusion services cost of revenues as a percentage of sales was offset by the relative increase in the mix of net respiratory and medical equipment and supplies sales to total sales which increased to 61.6% from 59.2% of sales for the nine months ended July 31, 1996 and 1995, respectively, which sales have a lower cost of revenues (39.5%) than do patient services revenues (52.9%) and infusion services revenues (59.5%).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,679,000 or 17.4% to $24,770,000 for the nine months ended July 31, 1996 from $21,091,000 for the comparable 1995 period. This increase was primarily attributable to an increase in selling, general and administrative expenses at the Company's specialty mail order pharmacy operations ($2,625,000) as a result of increased expenses that vary with sales and profitability (e.g.: bad debt expenses ($726,000) and incentive fees ($111,000) under a management agreement) of $837,000 as well as increases in general and administrative expenses to support increased patient volumes ($1,614,000), and to a lesser extent, from increases in amortization of intangibles due to the increase in goodwill at October 31, 1995 for DermaQuest ($174,000). The remaining increase was primarily attributable to an increase of $1,027,000 in corporate expenses including a charge of $456,000 in connection with the resignation of the Company's former CEO.

         Interest Expense, Net. Interest expense, net increased by $1,219,000 to $3,849,000 for the nine months ended July 31, 1996 from $2,630,000 for the comparable 1995 period. This increase was primarily attributable to: (i) an increase in interest expense due to borrowings under the Subordinated Loan ($1,003,000); and (ii) an increase in interest expense due to higher average borrowings under the Credit Agreement ($124,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 42.0% for the nine months ended July 31, 1996 and 40.7% for the nine months ended July 31, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was attributable to higher levels of non-deductible expenses, primarily goodwill amortization, as well as to a shift in the percentage mix of the Company's profits to jurisdictions with higher state tax rates.

         Income Before Extraordinary Loss. As a result of the foregoing, income before extraordinary loss decreased by $2,161,000 or 63.7% to $1,232,000 for the nine months ended July 31, 1996 from $3,393,000 for the nine months ended July 31, 1995.

         Extraordinary Loss - Early Extinguishment of Debt. An extraordinary loss (net of taxes) of $1,342,000 was recorded in the third quarter 1996 results of operations, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Agreement.

         Net Income. As a result of the foregoing, net income decreased by $3,503,000 or 103.2% to a net loss of $110,000 for the nine months ended July 31, 1996 from net income of $3,393,000 for the nine months ended July 31, 1995.

Liquidity and Capital Resources

         During the nine months ended July 31, 1996, the Company generated negative cash flow from operations of $4,099,000 primarily as a result of an increase in accounts receivable of $4,593,000 (net of increases in allowance for doubtful accounts) (see Accounts Receivable below). The Company utilized $11,749,000 in investing activities, including $11,051,000 for payments on acquisitions payable, and $698,000 for capital expenditures. Cash requirements during the nine months ended July 31, 1996 for operating and investing activities were met through borrowings under the Credit Agreement and the $10,000,000 Subordinated Loan from Hyperion Partners II L.P. as well as with proceeds from the issuance of 600,000 Equity Units to HPII at the Initial Closing, as defined in Hyperion Transaction.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At July 31, 1996 and October 31, 1995, $23,499,000 (28.2%) and $18,906,000 (25.2%), respectively, of the Company's total assets consisted of accounts receivable, substantially from third-party payors. Such payors generally require comprehensive documentation in order to process claims. The collection time for accounts receivable is typically the longest (up to 180 days) for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable increased by $4,593,000 from October 31, 1995 to July 31, 1996. This increase is primarily due to an increase in accounts receivable at the Company's specialized mail order pharmacy and medical supplies operation ("Mail Order"). Mail Order is experiencing a significant increase in the length of the medical review process by Medicare intermediaries (which accounts for approximately 78.3% of Mail Order revenues), resulting in increased accounts receivable and increased days sales outstanding ("DSO's"), as discussed below.

         Management's goal is to maintain accounts receivable at levels at which DSO's would be equal to or better than the industry averages. DSO's is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are performed. At July 31, 1996, and October 31, 1995, the Company's DSO's were 111 and 97, respectively, with the increase in DSO's attributable to the factors previously discussed. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSO's.

         Credit Agreement. In March 1995, the Company entered into an amended and restated credit agreement with Banque Paribas, as agent (the "Credit Agreement"), which provided the Company with a $35,000,000 senior secured credit facility. On July 31, 1996, the Company completed a new $100,000,000 senior secured revolving credit facility, underwritten by

Bankers Trust who is also acting as Agent Bank (the "Credit Facility"). This new facility replaced the Company's existing $35,000,000 Credit Agreement. On July 31, 1996 the Credit Agreement was repaid out of proceeds from the Second Closing (see Hyperion Transaction) and borrowings under the Credit Facility (which closed concurrently). In connection with the repayment of the Credit Agreement, the Company recorded a non- cash, after-tax, extraordinary charge of $1,342,000 in the Company's fiscal third quarter, relating to the write-off of the deferred financing costs associated with the Credit Agreement.

         Pursuant to the Credit Facility and subject to the terms thereof, up to $85,000,000 of the total facility may be used by the Company for the acquisition of other alternate site health care providers with the balance not used for acquisitions to be used for working capital. The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The loans mature on July 31, 2001 with reductions in availability commencing July 31, 1998 through final maturity. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (adjusted for reserves), plus 2%. As of July 31, 1996, Base Rate borrowings were at the rate of 9.25% per annum and Eurodollar Rate borrowings were at rates of 7.44% to 7.88% per annum, depending on maturities. The Company's initial borrowings on July 31, 1996 were Base Rate borrowings, and commencing October 30, 1996, the Company may make Eurodollar Rate borrowings. As of July 31, 1996, the Company had outstanding $8,992,000 under the Credit Facility. Availability under the Credit Facility was $91,008,000 as of July
31, 1996.

         Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to equity and debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

         RespiFlow/MK. The remaining acquisition payable of $5,973,000 as of October 31, 1995 was paid to the sellers on January 10, 1996 in cash, plus interest from its due date of August 15, 1995.

         Radamerica Price Support Payment. In connection with the Company's acquisition of Radamerica, the Company agreed that in the event the market value of its common stock on August 5, 1997 is less than $20 per share, the Company will pay to each Radamerica seller, for each share of common stock held by them at such time, an amount equal to the difference between the market value on such date and $20 (the "Radamerica Price Support Payment"). Based upon the closing price of the common stock on July 31, 1996, the Company's obligation under the Radamerica Price Support Payment would have been $2,718,750. The Company may pay the Radamerica Price Support Payment, at the Company's option, in whole or in part in shares of common stock or in cash within 30 days following a seller's demand therefor, which demand must be exercised by February 5, 1998. Any portion of the Radamerica Price Support Payment not paid when due will bear interest at the rate of 12% per annum.

         Pending VIP Acquisition. Pursuant to the acquisition agreements, the Company is required to pay to the sellers of the VIP Companies at the closing of the acquisition of the VIP Companies, $10,250,000 in cash (of which $750,000 and 145,455 shares of Common Stock valued at $750,000 has been posted as a contract deposit). The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes. In addition, at closing the Company will assume all stated liabilities of the VIP Companies as of closing (approximately $11,600,000 at December 31, 1995, which includes approximately $3,000,000 due to officers/shareholders). The Company expects that some portion of such liabilities will be repaid with cash flows generated through operating activities of the VIP Companies. However, to the extent such cash flows are not sufficient, it may be necessary for the Company to use its own funds or obtain additional financing to repay such assumed liabilities, principally amounts due to the former officers/shareholders.

         The Company has not received approval from its lenders under the Credit Facility to consummate the acquisition of the VIP Companies and there can be no assurance that such approval will be obtained or, if obtained, will be on terms satisfactory to the Company. In addition, the consummation of the acquisition of the VIP Companies is subject to, among other things, closing conditions, including the receipt of necessary governmental approvals
(including the submission and approval of a plan of financing) and the accuracy at closing of the various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the acquisition agreements. In July 1996, the Company announced that the consummation of the acquisition of the VIP Companies would not occur concurrently with the second closing under the Purchase Agreement with Hyperion Partners II, L.P. in that, among other things, the approvals and consents necessary to consummate the transactions had not been and could not be obtained at that time. The Company believes that the sellers are not in compliance with certain provisions contained in the acquisition agreements concerning the VIP Companies and has had discussions with the VIP sellers regarding such. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained and the other closing conditions will be satisfied, and when or whether the transaction will ultimately be consummated.

         If the Company defaulted under the VIP acquisition agreements, it could suffer a loss of its contract deposit which has been posted as liquidated damages. In the event that the transaction is not consummated for reasons other than a Company default, the deposit is refundable to the Company. In any event the Company's liquidity will not be adversely impacted as the cash portion of the deposit was paid by the Company in the 1994 fiscal year.

         DermaQuest Acquisition. In connection with the Company's acquisition of DermaQuest, the Company recorded an acquisition payable of $8,832,000 at October 31, 1995 based on a formula applied to DermaQuest's 1995 pretax earnings. The Company paid $7,832,000 of the $8,832,000 acquisition payable during the six months ended July 31, 1996 as follows: (i) $4,000,000 was paid in cash through drawing of the letter of credit which was issued as collateral for any DermaQuest contingent payments; and (ii) $3,832,000 was paid through the issuance of 370,000 shares of common stock valued at $10.35 per share. On May 30, 1996 the Company paid the remaining $1,000,000 acquisition payable balance plus accrued interest in cash through proceeds from the Initial Closing (as discussed below).

Any additional payments to the DermaQuest sellers due based on 1996 earnings (which payment may not exceed $2,168,000) (the "Second DermaQuest Payment") will be paid in registered shares of common stock valued at the average of the closing price as reported on the Nasdaq National Market for the 90 days ending on the day prior to the date the payments are due or, at the Company's option, in whole or in part in cash subject to certain restrictions under the Credit Facility.

         If, by the first anniversary of the issuance of shares, the sellers have sold any such shares and the sale price of such shares is less than 90% of their initial valuation on the date of issuance, then the amount of such difference shall be paid to the sellers either in whole or in part at the option of the Company, in cash or in additional shares of common stock. If the sale price exceeds the initial valuation by more than 110%, then the difference shall be deducted, first, from the Second DermaQuest Payment, and then, paid to the Company by the sellers in cash and/or shares of common stock in the same proportion of cash and common stock as the Second DermaQuest Payment is paid.

         Hyperion Transaction. On November 20, 1995, the Company entered into a Purchase Agreement with Hyperion Partners II L.P. ("HPII") pursuant to which HPII agreed, subject to the conditions stated in the Purchase Agreement, to purchase up to an aggregate of 4,400,000 units (the "Units"), at a purchase price of $9.00 per Unit for an aggregate purchase price of up to $39,600,000. The Units consist of (A) equity units (the "Equity Units") which in turn are comprised of (i) one share of the Company's restricted common stock and (ii)
0.6818 of a stock purchase warrant (each whole warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $12.45 per share (the "Warrants")) and, if approved by the Company's senior lenders, (B) debt units (the "Debt Units") which in turn are comprised of (i) $9.00 in principal amount of a subordinated convertible debenture of the Company which is convertible into one share of the Company's restricted common stock (the "Convertible Debentures") and (ii) 0.6818 of a Warrant.
Consummation of the HPII transaction was subject to, among other things, receipt of shareholder approval of the Purchase Agreement (which approval was obtained at the annual meeting of shareholders of the

Company on April 16, 1996), and New York State Department of Health ("DOH") approval with respect to ownership by HPII of more than 9.9% of the common stock of the Company (which approval was received in June of 1996). The Warrants and Convertible Debentures could only be exercised or converted, as the case may be, following DOH approval.

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

         On July 31, 1996, the Company sold to HPII at a second closing (the "Second Closing") an aggregate of 3,800,000 Equity Units (the "Additional Equity Units") for $34,200,000, in addition to the Equity Units sold at the Initial Closing described above. The use of the $34,200,000 proceeds of the issuance plus borrowings of $8,992,000 under the Credit Facility (which closed concurrently) were as follows: (i) $29,832,000 to satisfy the remaining balance plus accrued interest and fees under the Credit Agreement; (ii) $10,201,000 to satisfy the remaining balance plus accrued interest on the Subordinated Loan; (iii) $3,012,000 for expenses related to the Credit Facility; (iv) $125,000 to satisfy accounts payable; and (v) $22,000 for expenses related to the HPII transaction.

         The total number of Equity Units sold to HPII was 4,400,000 which represents 4,400,000 shares of common stock and Warrants to purchase an additional 3,000,000 shares of common stock. The aggregate number of shares represented (assuming all the Warrants are exercised), therefore, by all of the Equity Units sold to HPII in connection with the Purchase Agreement was 7,400,000.

         The Warrants contained in the Equity Units grant the holder thereof the right to purchase a share of common stock upon payment of the Exercise price of $12.45 per whole share of common stock. The Warrants are exercisable at any time after issuance thereof until the fifth anniversary of the original issuance date. The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price therefore (and, in certain instances, a related change in the number of shares of common stock underlying each Warrant) upon the occurrence of certain events, such as stock dividends, stock splits, mergers, a sale of substantially all of the Company's assets and other extraordinary events, as well as the issuance by the Company of shares of common stock at a purchase price below the then effective exercise price of the Warrants (which initially is $12.45 per share).

         Pursuant to a Registration Rights Agreement entered into at the Initial Closing (the "Registration Agreement"), the Company granted to HPII registration rights with respect to the shares of common stock included in the Equity Units and other shares of common stock, if any, acquired by HPII (collectively, the "Registrable Securities"). The Registration Agreement also grants to the holders of Registrable Securities certain "piggyback" rights to have Registrable Securities included in a registration statement to be filed by the Company for either its own benefit or for the registration of securities for the account of other shareholders of the Company. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registrations.

         On January 10, 1996, HPII loaned to the Company the principal amount of $10,000,000 (the "Subordinated Loan"). The Subordinated Loan bore interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and was repaid on July 31, 1996 with proceeds from the Second Closing.

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

                                    PART II

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)      Exhibits.

                          11      Statements Re Computation of Per Share
                                  Earnings

                          27      Financial Data Schedule

                 (b)      Reports on Form 8-K.

                          The Company filed a Form 8-K dated July 31, 1996 on or about August 12, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 9, 1996

                                    TRANSWORLD HOME HEALTHCARE, INC.

                                    By:  /s/Wayne A. Palladino
                                       -----------------------
                                       Wayne A. Palladino
                                       Sr. Vice President and Chief Financial
                                       Officer (Principal Financial
                                       Officer and Officer
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)

                                 EXHIBIT INDEX

Exhibit                                         Description

   11                               Statements Re Computation of Per Share
                                    Earnings

   27                               Financial Data Schedule