Form 10-K
period 1996-10-31
TRANSWORLD HOME HEALTHCARE INC
filed 1997-01-27
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 COMMISSION FILE NO. 1-11570



                        TRANSWORLD HOME HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)


                  NEW YORK                              13-3098275
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)



           75 TERMINAL AVENUE
           CLARK, NEW JERSEY                         (908) 340-1144               07066
(Address of principal executive offices)    (Registrant's telephone number,    (Zip Code)
                                                   including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

                     Warrants, each entitling the holder to
               purchase one share of Common Stock, $.01 par value
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of January 22, 1997 was approximately $50,919,360 based on the closing sale price of $10.8125 on such date, as reported by the Nasdaq National Market(R).

         The number of shares outstanding of the registrant's Common Stock, as of January 22, 1997, was 10,017,443.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                        TRANSWORLD HOME HEALTHCARE, INC.


                           ANNUAL REPORT ON FORM 10-K

                   For the Fiscal Year Ended October 31, 1996

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Business.................................................................................................   1
                  General..................................................................................................   1
                  History of the Company...................................................................................   1
                  Strategy.................................................................................................   6
                  Services and Products....................................................................................   6
                  Respiratory Therapy, Home Medical Equipment and Specialized
                  Mail-Order Pharmacy and Medical Supplies Operations......................................................   7
                  Patient Services.........................................................................................   8
                  Infusion Therapy.........................................................................................   8
                  Quality Assurance; JCAHO, CHAP and Other Accreditations..................................................   9
                  Sales and Marketing Activities...........................................................................   9
                  Recruiting and Training of Personnel.....................................................................  10
                  Third-Party Reimbursement................................................................................  10
                  Government Regulation....................................................................................  12
                  Suppliers................................................................................................  14
                  Insurance................................................................................................  14
                  Competition..............................................................................................  15
                  Patents and Trademarks...................................................................................  15
                  Employees................................................................................................  15
                  Certain Additional Information Concerning HMI............................................................  15

Item 2.           Properties...............................................................................................  19

Item 3.           Legal Proceedings........................................................................................  20

Item 4.           Submission of Matters to a Vote of Security Holders......................................................  23

                                     PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters....................................  23
Item 6.           Selected Financial Data..................................................................................  24
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................................  26
                  General..................................................................................................  26
                  Results of Operations....................................................................................  29
                  Year Ended October 31, 1996 vs. Year Ended October 31, 1995..............................................  29
                  Year Ended October 31, 1995 vs. Year Ended October 31, 1994..............................................  30
                  Liquidity and Capital Resources..........................................................................  32

                  Impact of Recent Accounting Standards....................................................................  39
                  Inflation................................................................................................  40

Item 8.           Financial Statements and Supplementary Data..............................................................  40

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure.................................................................................  40

                                    PART III
Item 10.          Directors and Officers of the Registrant.................................................................  40
                  Board Committees.........................................................................................  44
                  Compliance With Section 16(a) of the Securities Exchange Act of 1934.....................................  45

Item 11.          Executive Compensation...................................................................................  45
                  Summary Compensation Table...............................................................................  45
                  Option Grants in Fiscal 1996.............................................................................  47
                  Aggregate Option Exercises in Fiscal 1996 and 1996 Fiscal Year-End Option Values.........................  48
                  Employment Agreements; Termination of Employment and Change-in-Control
                  Arrangements.............................................................................................  48
                  Compensation Committee Interlocks and Insider Participation..............................................  49
                  Stock Option Plans.......................................................................................  49
                  Executive Bonus Plan.....................................................................................  51
                  Indemnification..........................................................................................  51

Item 12.          Security Ownership of Certain Beneficial Owners and Management...........................................  52

Item 13.          Certain Relationships and Related Transactions...........................................................  53
                  Transactions with Principal Shareholders.................................................................  53
                  Transactions with Directors and Executive Officers.......................................................  55

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................  56


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. This Annual Report contains certain forwardlooking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forwardlooking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I
ITEM 1.           BUSINESS.

         GENERAL

                  Transworld Home HealthCare, Inc. (the "Company") is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and paraprofessional services and radiation therapy; and (iii) infusion therapy. During fiscal 1996, the Company derived 61.8% of its revenues from respiratory therapy, home medical equipment and specialized mail-order sales, 25.1% from patient services, and 13.1% from infusion therapy. The Company provides services and products in New York, New Jersey, Florida and Maryland and the Company's specialized mail-order pharmacy and medical supplies operations provide products to patients nationwide. In January 1997, the Company acquired a 49% interest in Health Management, Inc. ("HMI"), and has entered into an agreement providing for the acquisition of the remainder of HMI, subject to the satisfaction of the conditions contained therein. HMI provides integrated pharmaceutical management services to patients with chronic medical conditions. The Company believes that as a full-service alternate site health care provider it can be more responsive and flexible in dealing with the needs of referral sources, patients and attending physicians, distinguishing it from competitors who provide a more limited range of services.

                  The Company's principal executive offices are located at 75 Terminal Avenue, Clark, New Jersey 07066, and the Company's telephone number at that location is (908) 340-1144.


         HISTORY OF THE COMPANY

                  The Company was incorporated in New York in November 1981 and commenced operations in May 1982 through its wholly-owned subsidiary, Steri-Pharm, Inc. ("Steri"), a provider of infusion therapy and related services in the New York metropolitan area.

                  TNI and CHCS Acquisitions. During the later part of 1991, the Company embarked on a strategy to broaden the range of services it could offer. In furtherance of this strategy, on June 8, 1992, a wholly-owned subsidiary of the Company merged with Transworld Nurses, Inc. ("TNI") (now known as Transworld Home HealthCare-Nursing Division, Inc.), a provider of nursing and para-professional services to patients in their homes in New Jersey and in Orlando and Melbourne, Florida. In connection with the merger, TNI exchanged 100% of its outstanding shares (1,159,000 shares) for 2,425,000 shares of common stock, par value $0.01 per share (the "Common Stock") of the Company. The merger combined the home infusion therapy services of the Company with the home nursing and para-professional services of TNI. In June 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Complete Health Care Services, Inc. ("CHCS") for $1,000,000 in cash. CHCS provided nursing and para-professional services to patients in their homes through offices in East Brunswick, Morristown and Eatontown, New Jersey. The Company believes that the CHCS acquisition enabled it to further develop its geographic coverage area for nursing services in New Jersey by adding two incremental nursing service branches in central and northern New Jersey to the Company's existing New Jersey operations.

                  PromptCare Acquisition. In September 1993, the Company acquired The PromptCare Companies, Inc. ("PromptCare") for an aggregate consideration of $3,419,000, consisting of $2,051,000 in cash and 228,146 shares of Common Stock valued at $1,368,000. The acquisition of PromptCare added infusion therapy and respiratory therapy (approximately 80% of revenues) as well as home medical equipment capabilities in New Jersey to the Company's operations and provided the Company with a geographically important presence in central and northern New Jersey.

                  RespiFlow/MK Acquisition. Effective April 1, 1994, the Company acquired all of the issued and outstanding capital stock of RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK"). RespiFlow is a specialized mail-order pharmacy, which provides home health care patients with respiratory, diabetic, ophthalmic and other commonly prescribed medications. MK provides home health care patients with diabetic supplies, such as glucose monitors and ancillary supplies. The Company consummated the acquisition for $16,850,000, consisting of $1,000,000 in cash, $4,000,000 in promissory notes (which were paid in full in August 1994) and an additional payment of $11,850,000. During fiscal 1995, the Company paid $5,877,000 of the additional payment and on January 10, 1996 paid the balance of $5,973,000. In addition, on August 5, 1994, the Company paid in full the indebtedness of RespiFlow and MK to the sellers in the aggregate principal amount of $2,504,000, which principal amount had been evidenced by promissory notes bearing interest at the rate of 7% per annum.

                  Radamerica Acquisition. On August 5, 1994, the Company acquired all of the issued and outstanding capital stock of Radamerica, Inc. ("Radamerica"). Radamerica operates five radiation therapy centers in the Baltimore, Maryland metropolitan area. The aggregate purchase price for Radamerica was $13,000,000, consisting of $8,000,000 in cash and 250,000 shares of Common Stock valued at $5,000,000. The Company also agreed, under certain circumstances, to make certain price support payments with respect to the value of the shares of Common Stock when sold by the sellers. At closing, the Company loaned to two Radamerica sellers an aggregate of $1,100,000 in connection with the repayment of certain indebtedness owed to a former shareholder of Radamerica whose shares had been purchased by them. The principal and interest of the loans are due and payable on the date any price support payment is paid to these sellers, or if no price support payment is due, on February 1, 1998, and are secured by a pledge of an aggregate of 83,334 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                  DermaQuest Acquisition. Effective November 1, 1994, the Company acquired all of the issued and outstanding capital stock of DermaQuest Surgical Supply, Inc. ("DermaQuest") (now known as DermaQuest, Inc.). The selling shareholders of DermaQuest are the same individuals as the selling shareholders of RespiFlow and MK. DermaQuest provides home care patients and nursing homes with wound care dressings and ostomy products through its mail-order operations. The Company consummated the acquisition for $11,832,000, consisting of $3,000,000 in promissory notes (which were paid in full in March
1995) and an additional payment of $8,832,000. The additional payment was satisfied in fiscal 1996 and consisted of $5,000,000 in cash and 370,219 shares of Common Stock valued (per the acquisition agreement) at $10.35 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  DVLC Acquisition. Effective January 1, 1995, the Company acquired certain of the assets and assumed certain liabilities of the Pulmonary Division of the Delaware Valley Lung Center, P.A. ("DVLC"), a pulmonary rehabilitation and diagnostics center, for a purchase price of $500,000. The DVLC operations serve patients in New Jersey's Camden, Gloucester and Burlington counties and treat patients with chronic obstructive pulmonary diseases such as emphysema, chronic bronchitis and asthma.

                  Precision Acquisition. Effective March 1, 1995, the Company acquired certain of the assets and assumed certain liabilities of Precision Health Care, Inc. ("Precision"), an orthotics distribution company. In addition, Precision provides trained nurses who assess patients' needs, recommend appropriate orthotics to the patients' physicians and render on-site clinical support for wound care dressings. Pursuant to the Precision purchase agreement, as amended, the purchase price for the assets acquired from Precision was $360,000. Of such amount, $30,000 was paid on June 6, 1995 with the balance payable in 33 equal monthly installments.

                  Health Meds Acquisition. Effective October 1, 1996, the Company acquired certain of the assets and assumed certain liabilities of Health Meds, Inc. ("Health Meds"), which operates a respiratory mail-order pharmacy in Florida. The aggregate consideration paid in connection with the acquisition was $1,400,000.

                  USNJ Acquisition. Effective October 1, 1996, the Company acquired certain of the assets and assumed certain liabilities of U.S. HomeCare Infusion Therapy Services Corporation of New Jersey ("USNJ"), a subsidiary of U.S. HomeCare Corporation. USNJ provides infusion therapy products, skilled nursing and other related services to patients in their homes in the New York metropolitan area. The aggregate consideration paid in connection with such acquisition was $2,000,000, subject to adjustment as provided in the purchase agreement.

                  Pending Acquisitions. The VIP Companies. In June 1994, the Company entered into two stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies"). The VIP Companies provide temporary nursing and related home health services in the New York metropolitan area. The aggregate consideration payable in connection with the acquisition of the VIP Companies (the "VIP Acquisition") is $11,000,000, consisting of $10,250,000 in cash, payable at the closing of the VIP Acquisition (the "VIP Closing") (of which $750,000 has been paid by the Company as a contract deposit with the balance of $9,500,000 to be paid at the VIP Closing) and 145,455 shares of Common Stock valued at $750,000 (also issued as a contract deposit and being held in escrow to be delivered at the VIP Closing). The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes. In addition, the Company will assume all stated liabilities of the VIP Companies as of the VIP Closing ($8,434,000 at September 30, 1996, which includes approximately $3,000,000 of amounts due to officers/shareholders). The consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including the receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the approval of the lenders under the Credit Facility, the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. In July 1996, the Company announced that the consummation of the VIP Acquisition would not occur concurrently with the Second Closing (as defined herein) under the Purchase Agreement (as defined herein) with HPII (as defined herein), in that, among other things, the approvals and consents necessary to consummate the transactions had not been and could not be obtained at that time. The Company believes that the sellers are not in compliance with certain provisions contained in the stock purchase agreements concerning the VIP Companies and has notified the sellers of the VIP Companies regarding the same. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained and the other closing conditions will be satisfied, and, regardless, when or whether the transaction will ultimately be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  HMI. On November 13, 1996, the Company entered into a series of agreements providing for the acquisition of HMI by the Company in a series of transactions described herein. As described more fully below, HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care. For the year ended April 30, 1996 and the six months ended October 31, 1996 (unaudited), HMI reported $158,860,000 and $40,523,000 of net sales and net (loss) income of ($10,927,000) and $432,000, respectively. Included in the year ended April 30, 1996 net loss are charges of $16,840,000, resulting from: (i) a write-off of medical device inventory ($2,840,000); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($8,400,000);
(iii) costs associated with organizational consolidation and other cost reduction programs ($3,600,000); and (iv) professional fees related to HMI's litigation and restatement of fiscal 1995 financial statements ($2,000,000).

                  On November 13, 1996, the Company acquired from HMI's senior lenders (collectively the "Lenders") for a purchase price of $21,262,500, the senior secured indebtedness of HMI under the credit agreement (the "HMI Credit Agreement") dated March 31, 1995 between HMI, its subsidiaries and the Lenders. In addition, subject to the terms and conditions of an agreement between the Company and HMI dated November 13, 1996, as amended (the "Supplemental Agreement"), the Company also agreed to lend to HMI from time to time, up to $5,000,000 for working capital purposes and to forebear from exercising any remedies under the HMI Credit Agreement until January 31, 1997. As of January 22, 1997, the Company had advanced $4,649,285 to HMI for working capital purposes.

                  On November 13, 1996, the Company and HMI also entered into a stock purchase agreement, as amended (the "Stock Purchase Agreement"), pursuant to which the Company acquired on January 14, 1997, 8,964,292 newly issued HMI common shares representing approximately 49% of HMI's outstanding common stock for a cash purchase price of $8,964,292, which actual cash outlay was reduced by the $4,649,285 advanced for working capital purpose pursuant to the Supplemental Agreement. At the closing of the Stock Purchase Agreement, the Company and HMI also entered into a registration rights agreement (the "HMI Registration Agreement") providing for the registration under the Securities Act of 1933, commencing on the earlier of June 30, 1997 or the date on which the Merger Agreement (as defined and described below) is terminated, of the shares of HMI common stock acquired by the Company pursuant to the Stock Purchase Agreement and issuable upon exercise of the Option (as defined and described below). On November 13, 1996, HMI also issued to the Company an option (the "Option"), until January 14, 1998, to purchase newly issued shares representing up to an additional 2% of HMI's then outstanding common stock for a purchase price of $1.00 per share (less amounts advanced pursuant to the Supplemental Agreement and not deducted under the Stock Purchase Agreement).

                  On November 13, 1996, the Company and HMI also entered into an agreement and plan of merger, as amended (the "Merger Agreement"), whereby HMI will be acquired by the Company at a purchase price of $1.50 per share for each outstanding share of HMI common stock not already owned by the Company. Consummation of the Merger Agreement is subject to various conditions, including receipt of financing by the Company sufficient to complete the merger and approval of the lenders under the Company's senior secured revolving credit facility, receipt of certain regulatory approvals and approval by HMI's shareholders. See "--Certain Additional Information Concerning HMI."

                  Financings. On December 14, 1992, the Company completed an initial public offering of 1,600,000 units, each unit consisting of one share of Common Stock and one public stock purchase warrant (the "Public Warrants") entitling the holder thereof to purchase one share of Common Stock at a price of $6.50 per share. The Public Warrants expire on December 6, 1997. During 1994, the Company repurchased 500,000 of the Public Warrants. The Company received $6,691,000 in net proceeds from the initial public offering.

                  In August 1994, the Company entered into a credit agreement with Banque Paribas, as agent (the "Paribas Credit Agreement"), which provided the Company with a $28,000,000 senior secured credit facility, which was amended and restated in March 1995 to increase the amount available to $35,000,000.

                  On July 31, 1996, the Company completed a new $100,000,000 senior secured revolving credit facility, underwritten by Bankers Trust Company who is also acting as Agent Bank (the "Credit Facility"). The new Credit Facility replaced the Company's existing Paribas Credit Agreement. On July 31, 1996, the Paribas Credit Agreement was repaid out of proceeds from the Second Closing and borrowings under the Credit Facility (which closed concurrently). In connection with the repayment of the Paribas Credit Agreement, the Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000), in the fiscal year ended October 31, 1996, relating to the write-off of the deferred financing costs and discount associated with the Paribas Credit Agreement. Pursuant to the Credit Facility and subject to the terms thereof, up to

$85,000,000 of the total facility may be used by the Company for the acquisition of other alternate site health care providers with the balance not used for acquisitions to be used for working capital. The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The loans mature on July 31, 2001 with reductions in availability of funds commencing on July 31, 1998 through maturity. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of January 22, 1997, Eurodollar Rate borrowings were at a rate of 7.5% per annum. As of January 22, 1997, the Company had outstanding borrowings of $43,838,857 under the Credit Facility. Availability under the Credit Facility was $56,161,143 as of January 22, 1997.

                  HPII Transaction. On November 20, 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with Hyperion Partners II L.P. ("HPII") pursuant to which HPII agreed, subject to the conditions stated in the Purchase Agreement, to purchase up to an aggregate of 4,400,000 units (the "Units"), at a purchase price of $9.00 per Unit for an aggregate purchase price of up to $39,600,000. The Units consisted of one share of the Company's restricted Common Stock and 0.6818 of a stock purchase warrant (each whole warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $12.45 per share (the "Warrants"). The Warrants are exercisable at any time after issuance thereof until the fifth anniversary of the original issuance date. Consummation of the HPII transaction was subject to, among other things, receipt of shareholder approval of the Purchase Agreement (which approval was obtained at the annual meeting of shareholders of the Company on April 16, 1996), and New York State Department of Health ("DOH") approval with respect to ownership by HPII of more than 9.9% of the Company's Common Stock (which approval was received in June 1996).

                  On May 30, 1996, HPII purchased from the Company at the initial closing (the "Initial Closing") an aggregate of 600,000 Units for $5,400,000. On July 31, 1996, the Company sold to HPII at a second closing (the "Second Closing") an aggregate of 3,800,000 Units for $34,200,000. The total number of Units sold to HPII was 4,400,000 for an aggregate purchase price of $39,600,000, which represents 4,400,000 shares of Common Stock (representing approximately 44% of the issued and outstanding shares of the Company) and Warrants to purchase an additional 3,000,000 shares of Common Stock. The aggregate number of shares represented (assuming all the Warrants are exercised), therefore, by all of the Units sold to HPII in connection with the Purchase Agreement was 7,400,000.

                  Pursuant to a registration rights agreement entered into at the Initial Closing (the "Registration Agreement"), the Company granted to HPII registration rights with respect to the shares of Common Stock included in the Units and other shares of Common Stock, if any, acquired by HPII. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registrations.

                  The Purchase Agreement obligates the Company to grant to HPII certain directorships on the Company's Board of Directors and contains certain voting agreements with respect to: the voting of HPII's shares; the voting of the shares of certain officers and directors of the Company for the approval of HPII's directors; and the establishment of super-majority approval requirements for certain actions of the Board of Directors.

                  On January 10, 1996, HPII loaned to the Company the principal amount of $10,000,000 (the "Subordinated Loan"). The Subordinated Loan bore interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and was repaid on July 31, 1996 with proceeds from the Second Closing.

                  On January 8, 1997, the Company entered into a stock purchase agreement with HPII pursuant to which HPII agreed, subject to the conditions stated therein, to purchase 898,877 shares of the Company's Common Stock (the "Additional Shares") at a purchase price of $11.125 per share for an aggregate purchase price of $10,000,000. Consummation of this transaction is subject to, among other things, receipt of applicable regulatory approvals and may be completed at the Company's request, either prior to or concurrent with the HMI Merger Agreement subject to the terms of the stock purchase agreement. The Additional Shares are also covered by the Registration Agreement.


         STRATEGY

                  The Company's growth strategy is to capitalize on consolidation in the alternate site health care industry by aggressively pursuing acquisitions of alternate site health care companies in selected services, products and markets where the Company believes it has the opportunity to create a comprehensive delivery network. Once it enters a new market, the Company's strategy is to use its acquired operations as a platform to: (i) offer comprehensive services and products by cross-marketing its various businesses;
(ii) compete aggressively by traditional referral sources and entering into managed care contracts as a preferred provider; and (iii) leverage its sales and marketing efforts, maximize referral networks and achieve operational efficiencies. The Company further seeks to develop market concentrations in each of its services in order to achieve levels of coverage which make the services attractive to a variety of payors and patients.

                  Consistent with this business strategy, over the past four years the Company has, among other things, expanded its services in New Jersey and New York, introduced respiratory therapy services and pulmonary rehabilitation and diagnostic services in New Jersey and radiation therapy in Baltimore, Maryland. It also has expanded the range of products it offers through the acquisitions of a specialized mail-order pharmacy in Jacksonville and Quincy, Florida and medical supplies operations in Philadelphia, Pennsylvania and contracted to purchase a company which provides nationally, integrated pharmacy management services to patients with chronic medical conditions and to healthcare professionals, drug manufacturers and third-party payors involved in such patients' care and two home nursing companies serving the New York metropolitan area. See "--History of the Company."


         SERVICES AND PRODUCTS

                  The Company derives substantially all its revenues from the alternate site health care segment of the domestic health care industry and provides the following services and products: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and para-professional services and radiation therapy; and
(iii) infusion therapy. The Company provides patients with a variety of services and related products, many of which are essential to the proper implementation of a physician's treatment plan. The services provided by the Company include training patients and their caregivers at home, monitoring patient compliance with the treatment plan, reporting to physicians, maintaining equipment and processing claims to third-party payors. During fiscal 1996, the Company derived 61.8% of its revenues from respiratory therapy, home medical equipment and specialized mail-order sales, 25.1% from patient services, and 13.1% from infusion therapy.

      RESPIRATORY THERAPY, HOME MEDICAL EQUIPMENT AND SPECIALIZED MAIL-ORDER PHARMACY AND MEDICAL SUPPLIES OPERATIONS

                  Respiratory Therapy. The Company provides home respiratory services to patients with a variety of conditions, including chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically-related respiratory conditions. The Company employs a clinical staff of six full and part-time respiratory care professionals to provide support to its home respiratory therapy patients. These professionals manage the needs of the Company's patients according to physician-directed plans of care. The Company's respiratory therapy revenues are derived primarily from the provision of oxygen systems, nebulizers (devices to aerosolize medication), home ventilators and respiratory medication on a unit dose basis. The Company offers its respiratory therapy services principally in New Jersey and the New York metropolitan area.

                  Home Medical Equipment. The Company's product offerings in home medical equipment consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes) and bathroom safety items. The Company generally purchases this equipment from manufacturers and rents it to patients. The Company's broad range of product offerings provides patients requiring either infusion, nursing or respiratory services access to needed home medical equipment through a single source. Accordingly, the Company generally promotes its home medical equipment business as an ancillary product line in each of the markets where it also provides patient services and infusion or respiratory therapy.

                  Specialized Mail-Order Pharmacy and Medical Supplies Operations. The Company operates mail-order pharmacy and medical supplies operations in Jacksonville and Quincy, Florida and Puerto Rico, which specialize in supplying diabetic patients with glucose monitors and test strips and with respiratory, diabetic, ophthalmic and other commonly prescribed medications. The Company believes that its patients elect to receive their prescription drugs and supplies via mail-order primarily because of convenience and cost. The Company provides physician-prescribed respiratory medication in pre-mixed, pre-measured unit doses thereby reducing the risk of over or underdosing, or contamination through having to mix the medication with saline. As part of its service to patients, the Company provides direct billing to Medicare, Medicaid and private insurance, thereby reducing or eliminating cash outlays for the patient. The Company also contacts its patients on a regular basis, usually one week before the last shipment is scheduled to be exhausted, to verify that the patient is ready to receive the next order and to monitor patient compliance. In addition, the Company provides free monthly home delivery, eliminating trips to the local pharmacy. The Company also provides wound care products and ostomy and orthotic products to nursing homes and patients in their homes through its specialized mail-order medical supplies operations. The Company provides wound care dressings, such as hydrogels, calcium alginates, gauze and foam, and ostomy products such as drainable pouches.

                  On January 14, 1997, the Company acquired 49% of the outstanding shares of HMI common stock and has also entered into the Merger Agreement to acquire the remaining outstanding shares of HMI. Completion of this acquisition is subject to the satisfaction of various closing conditions, including the receipt by the Company of financing sufficient to complete the transaction, approval of the lenders under the Credit Facility, receipt of applicable governmental approvals and approval of HMI's shareholders. HMI provides integrated pharmacy management services to patients with chronic medical conditions. See "History of the Company -- Pending Acquisitions".

         PATIENT SERVICES

                  Nursing and Para-Professional Services. The Company offers a broad range of professional nursing and para-professional services to meet a patient's medical and personal needs, principally in the home. These services include pediatric and adult care, such as ventilator and dialysis care; administration of infusion therapies, including chemotherapy, antibiotics, enteral and parenteral feeding; standard skilled nursing services such as changing dressings, injections, catheterization and administration of medication; physical, respiratory, occupational and speech therapy; home health aide services, such as assistance with personal hygiene, dressing and feeding; and homemaker services, such as the preparation of meals, light house cleaning and shopping. The services provided generally are available 24 hours a day, seven days a week, on a live-in, hourly or shift basis. In addition, the Company's services include training patients in their own care, monitoring patient compliance with treatment plans, reporting to physicians and processing reimbursement claims to third-party payors. The Company offers its nursing services through four branches in New Jersey and three in Florida.

                  In addition, the Company has entered into a definitive agreement to acquire the VIP Companies. Completion of the acquisition is subject to the satisfaction of various closing conditions, including the review of the accuracy at closing of various representations and agreements of the sellers, action by the sellers to insure compliance with such representations and agreements, and approval of the lenders under the Company's Credit Facility. The VIP Companies provide temporary nursing and related home health care services through six branch locations in New York. See "History of the Company -- Pending Acquisitions".

                  Radiation Therapy. Radiation therapy, sometimes called radiotherapy, is the treatment of cancer and other diseases with high-energy radiation. Radiation therapy is used alone and in conjunction with surgery, chemotherapy and, to a lesser extent, hormone therapy and immunotherapy. Radiation therapy is used both to cure cancer by destroying and eliminating cancer cells and, when curing the cancer is not possible, as a palliative treatment to shrink the tumors in order to reduce pain and other symptoms.

                  The Company provides radiation therapy services in the Baltimore, Maryland metropolitan area through its operation of five centers, all of which are located in close proximity to major hospitals. Three of these centers are free standing structures while the other two centers are located within their respective associated hospitals (Mercy Hospital Center and Good Samaritan Hospital). The Company employs medical physicists, oncology nurses, radiotherapy technologists, dosimetrists, radiologic engineers, as well as an administrative and clerical staff to provide radiotherapy services. The Company has contracted with physicians to provide radiation oncology services. The Company's centers utilize technologically advanced radiotherapy equipment. Each center utilizes a megavoltage linear accelerator for treatment and a radiographic fluoroscopic simulator for treatment planning. The Company also provides the following services for specialized clinical situations: high dose rate remote afterloading, dedicated CAT scanning, radioisotope therapy and computerized treatment planning.


         INFUSION THERAPY

                  Infusion therapy involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. The infusion therapies provided by the Company include antibiotic and related therapies (therapies used to treat various infections and diseases); parenteral nutrition therapy (the intravenous feeding of life sustaining nutrients to patients with impaired or altered digestive tracts due to gastrointestinal illness, such as an intestinal obstruction or inflammatory bowel disease); blood products; enteral nutrition therapy (the administration of nutrients through a feeding tube to patients who cannot eat as a result of an obstruction to the digestive tract or because they are otherwise unable to feed themselves orally); chemotherapy (the intravenous administration of cancerinhibiting drugs through either rapid or continuous infusion); pain management (the administration of pain controlling drugs such as morphine and Demerol to terminally or chronically ill patients); and other therapies. The Company offers these therapies to patients in the New York metropolitan area and New Jersey markets from its facility located in Clark, New Jersey. The Company's related support services include patient training in the self-administration of infusion therapies, nursing support, pharmacy operations and related delivery services and insurance reimbursement assistance.


         QUALITY ASSURANCE; JCAHO, CHAP AND OTHER ACCREDITATIONS

                  The Company maintains quality assurance policies and procedures and closely monitors operations in order to provide high quality care with respect to the services it offers. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a not-for-profit private organization that has established standards for health care organizations, has granted accreditation status to the Company's Clark and Northfield, New Jersey facilities and has granted accreditation to its Baltimore, Maryland radiation therapy facilities. All branches of the Company's nursing division are fully accredited with commendation by the Community Health Accreditation Program, Inc. ("CHAP"), a subsidiary of the National League for Nursing, a national accreditation organization for home community health care. The Company believes that accreditations by JCAHO, CHAP and other recognized accreditation organizations will be an increasingly important prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.

                  The Company's radiation therapy facilities also have received accreditation from the Accreditation Association for Ambulatory Health Care and the American College of Radiology. The Company voluntarily sought this accreditation because it believes the accreditation provides its business with a rating of quality for referral sources to examine, which the Company believes helps distinguish it from its competitors.


         SALES AND MARKETING ACTIVITIES

                  The Company primarily markets its services and products to referral sources such as physicians, hospital discharge planners and social service workers, insurance companies, prepaid health plans, health maintenance organizations ("HMOs"), county medical services and private charitable organizations. Fundamental to the Company's ability to obtain and retain referral sources is establishing and maintaining a reputation for quality service and responsiveness to the requirements of the referral sources.

                  The Company currently employs full-time sales representatives for its infusion therapy, home medical equipment and respiratory products and services and relies on branch administrators and regional sales directors to market its nursing and para-professional services. The Company uses primarily the same sales force to cross-market its products and services. The Company uses full and part-time sales employees for its mail-order pharmacy and medical supplies operations.

                  In general, the sales representatives market the Company's services through direct contact with referral sources in the form of meetings, telephone calls and solicitations. The representatives maintain continual contact with these sources in order to strengthen their relationships. While the sales representatives strive to develop exclusive provider relationships, referral sources frequently utilize the services of several alternate site health care companies. The sales representatives are trained by the Company to provide information to referral sources concerning the quality of the Company's alternate site health care services and the cost-saving advantages of such services. Primarily due to escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives and are consequently becoming more important in the referral and case management process. The inability to obtain and maintain managed care contracts may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

                  During the latter part of 1996, there continued to be a changing regulatory environment with respect to certain of the Company's product lines, including, for example, the prohibition of pharmacy support arrangements in the respiratory medications segment of the Company's business. The Company has increased its internal and external sales and marketing staff, as well as developed new marketing programs in order to meet these new standards. Because of the recent impact of these changes, there can be no assurance as to the success of these new marketing initiatives.

         RECRUITING AND TRAINING OF PERSONNEL

                  The Company recruits, trains, provides continuing education for, and offers benefits and other programs to, its personnel. Recruiting is conducted primarily through advertising, employment fairs, direct contact with community groups and employment programs and through the use of competitive salary and benefit packages.

                  The health care industry periodically faces shortages of certain qualified personnel. Accordingly, the Company has experienced and may experience intense competition from other companies in recruiting qualified health care personnel for its operations. The Company's success to date has depended, to a significant degree, on its ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care para-professionals who are employed by the Company also are registered with, and accept placements from time to time through, competitors of the Company. The Company believes it is able to compete successfully for nursing and para-professional personnel by aggressive recruitment through newspaper advertisements, flexible work schedules and competitive compensation arrangements. There can be no assurance, however, that the Company will be able to continue to attract and retain qualified personnel.


         THIRD-PARTY REIMBURSEMENT

                  Substantially all of the Company's revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans, and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Like other medical service providers, the Company is subject to lengthy reimbursement delays as a result of third-party payment procedures. The Company generally collects payments from third-party payors within four months after services are rendered, but pays its accounts payable and employees currently. Delays in reimbursement may cause working capital constraints on the Company's operations. In the past, the Company has been able to obtain financing through bank borrowings and internally generated funds to meet its working capital requirements. However, there can be no assurance that bank borrowings or other suitable methods of financing will be available when needed or, if available, will be on terms acceptable to the Company. Any substantial delays in reimbursement could adversely affect the Company's business, financial condition, cash flows and results of operations. Accordingly, management of accounts receivable through effective billing and reimbursement procedures is critical to the Company's results of operations.

                  The billing and reimbursement process involves the collection, review and approval of a significant number of required documents. Certain payors such as Medicare, Medicaid and some managed care plans require very specific procedures and documentation prior to approving any request for reimbursement. Regional reimbursement specialists of the Company work together to assess patient coverage, review the adequacy of documentation, submit documentation and claims to the third-party payors and expedite payment.

The Company accepts assignment of insurance benefits from the patient, and in most instances the third-party payors pay the Company directly.

                  Because alternate site health care is generally less costly to third-party payors than hospital-based care, alternate site health care providers have generally benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as the alternate site market becomes a larger percentage of the total health care market, cost containment initiatives aimed at reducing the costs of delivering services at non-hospital sites are increasing and may adversely affect the profitability of alternate site health care providers. A significant reduction in the coverage or payment rates of third-party payors, or from patients enrolled in the Medicare or Medicaid programs, would have a material adverse effect on the Company's revenues and profitability. The level of revenues and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing.

                  For the year ended October 31, 1996, 49.8% and 11.8%, respectively, of the Company's revenues were directly attributable to the Medicare and Medicaid programs. For the year ended October 31, 1995, 48.1% and 10.8%, respectively, of the Company's revenues were directly attributable to the Medicare and Medicaid programs. The increase in the percentage of revenues directly attributable to Medicare during the year ended October 31, 1996 was primarily the result of an increase in revenues attributable to the Company's specialized mail-order pharmacy and medical supplies operations which derives a greater percentage of revenue from Medicare than does the rest of the Company. The Company's payor mix may fluctuate in the future as a result of any acquisitions completed by it, and such fluctuations will be dependent, to a large degree, on the relative payor mix of acquired companies.

                  Government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. In addition to being subject to frequent changes in Federal and state laws governing Medicare and Medicaid coverage and reimbursement policies, the Company is subject to governmental audit of the reimbursements it receives under the Medicare and Medicaid programs. Any significant audit adjustment could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

                  Payment reform for post-acute care services is a top Medicare priority. The U.S. Department of Health and Human Services ("HHS") is studying, among other things, the feasibility of changing the Medicare reimbursement system for home health care from cost reimbursement to prospective payment (i.e., a fixed fee for services rendered per episode of illness). The impact of such a change, if implemented, on the Company's results of operations cannot be predicted at this time and will depend, to a large extent, on the reimbursement methodology ultimately established. The U.S. Congress and President Clinton have each proposed significant reductions in Medicare and Medicaid spending in connection with efforts to balance the budget of the United States. Although the Company cannot predict whether these or other Federal or state cost containment proposals will be adopted, the adoption of any such proposals could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         GOVERNMENT REGULATION

                  General. The Company's business is subject to extensive Federal and state regulation. Federal regulation covers, among other things, Medicare and Medicaid billing and reimbursement, reporting requirements, certification standards for certain home health agencies and other types of health care providers, limitations on ownership and other financial relationships between a provider and its referral sources and approval by the Food and Drug Administration of the safety and efficacy of pharmaceuticals and medical devices. In addition, the requirements that the Company must satisfy to conduct its businesses vary from state to state. The Company believes that its operations comply with applicable Federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement for the Company's products and services paid by government and other third-party payors.

                  Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate is expected to continue in the future. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products, including alternate site health care. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

                  Permits and Licensure. Certain of the Company's facilities are subject to state licensure laws. Federal laws require certain of the Company's facilities to comply with rules applicable to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the United States Department of Justice and to meet certain requirements concerning security, record keeping, inventory controls, prescription and order forms and labeling. The Company's pharmacists, nurses, and certain of its radiology equipment also are subject to state licensing requirements. The Company believes that it is in compliance with all applicable licensure requirements.

                  Anti-kickback and Fraud and Abuse Laws. The Company is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs as well as in relation to private payors.

                  The Federal Medicare and Medicaid "Anti-kickback Statute" prohibits certain conduct involving improper payments in connection with the delivery of items or services covered by a number of Federal and state health care programs. Among other things, these prohibitions apply to anyone who knowingly and willfully solicits, receives, offers, or pays any remuneration in return for referring an individual to another person for the furnishing, or arranging for the furnishing, of any item or service that may be paid, in whole or in part, by the Medicare, Medicaid or other Federal health care programs. To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, including physicians and other direct health care providers, as well as persons who do not have a direct role in the provision of health care services. Violations of the statute may result in civil and criminal penalties, including fines of up to $25,000 for each violation, exclusion from participation in the Medicare and Medicaid programs, and imprisonment for up to five years.

                  HHS has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Additional safe harbors have also been proposed, and HHS has recently solicited proposals for developing new and modifying existing safe harbors. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but such arrangements would risk scrutiny and may be subject to civil sanctions or criminal enforcement action.

                  The Federal "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, home health services, radiation therapy, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician will be prohibited from referring a Medicare or Medicaid patient to the health care provider, and the provider will be prohibited from billing Medicare or Medicaid, for the designated health service. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993. The preamble to these regulations indicates that the Health Care Financing Administration ("HCFA") intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, however, the ownership of investment securities (including common and preferred stock, bonds, debentures, notes and other debt instruments) in the Company does not qualify for this exception as the Company does not have presently shareholder equity of at least $75 million. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs.

                  A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $10,000 per false claim. In addition, a civil penalty of up to $15,000 may be assessed for engaging in other activities prohibited by this statute. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Efforts have been made (with mixed success) to assert that any claim resulting from a relationship in violation of the Anti-kickback Statute or the Amended Stark Law is false or fraudulent under the False Claims Act. The Company carefully monitors its submissions of Medicare and Medicaid claims and all other claims for reimbursement to assure that they are not false or fraudulent, and as noted above, believes that it is not in violation of the Anti-kickback Statute or the Amended Stark Law.

                  The Office of Inspector General ("OIG") of HHS instituted "Operation Restore Trust" in May 1995 in the five states with the highest Medicare expenditures (California, Florida, New York, Texas and Illinois). Operation Restore Trust is intended to counter health care fraud, waste and abuse in targeted areas that HHS believes to be particularly vulnerable to fraud and abuse, including home health care, nursing homes and home medical equipment. In connection with this program, the OIG has issued "Fraud Alerts" relating to improper business practices in home health care and the provision of medical supplies to nursing homes, and is expected to issue additional Fraud Alerts in the future. In addition, providers of home health care, home medical equipment, wound care supplies and other products and services are expected to be subject to increased scrutiny for practices involving fraud and abuse.

                  Many states, including the states in which the Company operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also have begun requiring health care practitioners to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

                  The Company continues to review all aspects of its operations and believes that it complies in all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law and applicable state laws, although because of the broad and sometimes vague nature of these regulations, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. The Company intends to monitor developments under Federal and state fraud and abuse laws, including the Amended Stark Law. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the Amended Stark Law may have on the Company's business, financial condition, cash flows or results of operations.

                  The Company has employment agreements with certain of its medical advisors. The Company believes that it has structured these arrangements to comply with applicable Federal and state laws.


         SUPPLIERS

                  The Company purchases its equipment and supplies, including drugs, home medical equipment, nutritional solutions and other materials required in connection with its therapies and specialized mail-order pharmacy and medical supplies operations, from various suppliers. The sole supplier of generic One Touch(TM) equivalent diabetic testing strips suspended shipments indefinitely while it reviews with the FDA its quality control procedures. Approximately 30% of MK patients use this strip. Not knowing how long said suspension will last, the Company is taking steps to convert the patients using this product to another brand, which can be provided to such patients at approximately the same cost. A lengthy suspension of these shipments coupled with the Company's inability to convert a significant portion of the affected patients could have a material adverse effect on the Company's results of operations and cash flows.


         INSURANCE

                  Participants in the health care market are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company, from time to time, is subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, professional liability insurance and excess liability coverage. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. The Company's insurance policies must be renewed annually. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to the Company, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on the Company's reputation. There can be no assurance that the Company's insurance will be sufficient to cover liabilities that it may incur in the future.


         COMPETITION

                  The alternate site health care market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. The Company competes with a large number of companies in all areas in which it conducts business. The Company believes that the principal competitive factors in its industry are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; referrals from physicians, hospitals and HMOs; general reputation with physicians, other referral sources and potential patients; and price. The Company believes that its competitive strengths have been the quality, responsiveness and breadth of services it offers, and to some extent price competition, as well as its reputation with physicians, referral sources and patients.

                  The Company's home nursing, respiratory and home medical equipment, mail-order medical supplies and home infusion services compete with numerous local, regional and national companies. The Company's radiation therapy services in the Baltimore, Maryland metropolitan area compete with other free standing and hospital-based radiotherapy centers. The Company believes that there are no dominant competitors in the diabetic and respiratory generic drug market. The Company's primary competition for its mail-order sales of diabetic and respiratory drugs is generated from retail pharmacies. The Company competes primarily on the basis of convenience.


         PATENTS AND TRADEMARKS

                  The Company owns no patents. The Company owns the following servicemarks: "Steri-Pharm," "Transworld Nurses, Inc.," "Advocate Home Care," "RespiFlow," "DermaQuest," and "Radamerica." The Company does not believe that its business is dependent upon the use of any patent or trademark or similar property.


         EMPLOYEES

                  As of January 22, 1997, the Company had approximately 400 full-time employees and approximately 85 part-time employees. In addition, the Company maintains registries of approximately 170 registered and licensed nurses and approximately 155 nurses' aides and home health care aides available for staffing home nursing assignments on a temporary basis. The Company considers its relationship with its employees to be satisfactory.


         CERTAIN ADDITIONAL INFORMATION CONCERNING HMI

                  The following information relating to HMI is derived from information contained in HMI's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 (the "HMI 10-K"), filed with the Securities and Exchange Commission (the "Commission") on or about July 29, 1996 and HMI's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 (the "HMI 10-Q"), filed with the Commission on or about December 20, 1996. The information contained herein is qualified in its entirety by reference to the HMI 10-K and the HMI 10-Q.


Business of HMI

General

                  HMI provides integrated pharmaceutical management services to patients with chronic medical conditions, which may be complicated by a higher risk of patient non-compliance with the prescribed pharmaceutical regimen, and to the health care professionals, pharmaceutical manufacturers and third-party payors involved in the care of such patients. Services offered include the distribution of prescription drugs, drug utilization review, patient compliance monitoring, psychosocial support and assistance in insurance coverage, verification and reimbursement. HMI also services the oncology, HIV/AIDS, infertility, multiple sclerosis, schizophrenia and neurology markets.

                  Lifecare(TM) Program. Through its Lifecare(TM) Program, HMI provides integrated pharmaceutical management programs servicing specific patient populations. These services include patient education programs, the preparation, delivery and administration of prescribed outpatient drug therapies, patient compliance programs and data management. HMI provides continuity of care to patients as they move from acute care hospital settings to home-based care programs.

                  Pharmaceutical Therapies. HMI provides services to individuals with chronic medical conditions who require at least one continual drug therapy and may also require additional oral and/or injectable drug therapies. For example, organ transplant recipients require a continual drug therapy consisting of immunosuppressants and other drugs in order to prevent rejection of the transplanted organ. These individuals also require other oral and, on occasion, injectable drug therapies to combat or control other conditions arising from transplant surgery, the disease or medical condition that led to the transplant or side effects of the immunosuppressant drugs. HMI's licensed pharmacists and other health care professionals are available via a toll-free number 24 hours per day for assistance of consultation. HMI's pharmacists prepare and dispense all drug therapies in compliance with the regimen prescribed by each patient's physician.

                  Drug Monitoring and Screening. According to HMI, a substantial portion of the costs associated with treating the chronically ill is attributable to hospitalizations and medical procedures necessitated by non-compliance and adverse drug interactions. In addition to the direct costs associates with non-compliance, including hospital admissions or organ rejections, there are indirect costs associated with non-compliance which result from work disability and deteriorated health status. To monitor patient compliance, HMI maintains a proprietary patient database that contains patient profiles, including demographics, listings of all medications with dosages and directions for use, laboratory results and drug delivery schedules with the aim of enhancing compliance. An HMI pharmacist consults with the patient's physician or primary health care professional to determine the patient's plan of treatment, including drug therapy, support service and delivery requirements. Throughout the course of treatment, an HMI pharmacist reviews each patient's drug profile, evaluates patient compliance with the physician's orders and screens for potential interactions among new drug orders or with existing medications in the patient's profile.

                  Psychosocial Support. According to HMI, it has designed a regimen of support services to meet the psychological and social needs of its patients and their families. These services are designed to complement each patient's medical care program and assist both the patient and the patient's family in managing the psychological and social challenges presented by the patient's chronic and sometimes lifelong conditions. Such patients and their families often may need reliable and immediate information, counseling on a wide range of concerns regarding treatment, and assistance with insurance and financial matters. The support services offered by HMI include: (1) education seminars and videotapes for the patients and others involved in their care; (2) creation, direction and/or sponsorship of patient support groups that provide patients with support and information exchange; (3) newsletters containing medical and non-medical information relevant to patients and health care professionals; and (4) a national, toll-free, 24 hours per day telephone hotline providing counseling and educational information to patients.

                  Services Provided to Pharmaceutical Companies. HMI has several current contracts with pharmaceutical companies to provide a variety of services, such as health care reimbursement investigation and verification for both patients and professionals, compliance monitoring and data management services related to specific drugs or clinical programs. HMI believes that these services will enable it to establish, maintain and expand its relationships with pharmaceutical companies and to become an integral component of future comprehensive disease management programs.

                  Organ Transplantation. In order to promote growth in the referrals of transplant recipients, HMI selectively targets hospital-based transplant programs that direct the outpatient care of their transplant recipients to outside, third-party service groups. HMI has increased the number of transplant programs that it serves from 25 at the end of fiscal year 1991 to 100 at the end of fiscal year 1996. HMI has established contractual arrangements with a number of health care providers and payors to provide services at negotiated rates and HMI also intends to continue to expand its Lifecare(TM) Program by continuing to work with medical professionals and organizations to educate the public on the need for organ donations.

                  Schizophrenia. Schizophrenia is a psychotic disorder. HMI's services include distribution and monitoring of antipsychotic medications including, clozapine and risperidone. Monitoring services include data administration, phlebotomy services and laboratory analysis. Clozapine is prescribed primarily for schizophrenia patients who have not responded to first-line antipsychotic medications. Because of potentially severe side effects associated with clozapine, patients receiving clozapine require close weekly monitoring of their white blood cell levels. HMI's Clozaril(R) Patient Management Business contains multiple components, including weekly blood draws to test for side effects associated with the drug clozapine. HMI understands that the FDA may be contemplating a reduction in blood draw monitoring, which, with no other changes in the way that HMI participates in this market, could have a substantial negative impact on HMI's earnings and cash flow. HMI expects several new antipsychotic drugs to be introduced by pharmaceutical companies in the next year. HMI anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program to treat additional mental health patients.

                  Infertility. According to HMI, the primary treatments for infertility are ovulatory induction and artificial reproductive technology, often coupled with the use of fertility drugs to maximize success rates and the average number of monthly cycles of treatment per year for women seeking such treatment is approximately 2.5.

                  Neurology. HMI has initiated several programs in this market. Target markets include amyotrophic lateral sclerosis (Lou Gehrig's disease), multiple sclerosis ("MS"), Alzheimer's Disease and Parkinson's Disease. Primary drug therapies for MS patients are Betaseron (R) and Avonex (R) . These drug therapies and related services are currently being provided through HMI's MS Lifecare(TM) Program.

                  Oncology. Drug therapies provided by HMI include: oral medications such as etoposide, methotrexate, melphalan and cyclophosphamide; intravenous therapies such as 5-fluorouracil and Taxol(R); and injectables such as Neupogen(R) and Intron-A(R).

                  HIV and AIDS. According to HMI, available drug protocols believed to slow the progression of the disease include first line drugs like AZT and the new protease inhibitors (Invirase(R), Norvir(R) and Crixivan(R)). In addition, drugs like pentamidine, intravenous and oral antibiotics, parenteral nutrition, Neupogen(R) and Doxil(R) are used to treat opportunistic infections and counteract adverse reactions from the disease and its therapies, respectively.


Competition

                  According to HMI, the markets in which it operates are highly competitive and are experiencing substantial consolidation. Although HMI believes that its package of services distinguishes it from its competition, there are several other companies that deliver prescription and non-prescription medications to its patient populations. These companies include regional and national pharmacies, some of which have greater financial resources and name recognition than HMI. Competition is based on a number of factors, including price, quality of care and service, reputation within the medical community, the ability to develop and maintain relationships with patients and referral sources and geographical scope. Competition has also been affected by the decisions of third-party payors and case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Relationships with such groups, as well as inclusion within a contracted network has affected and will continue to affect HMI's ability to serve many of its patients. The introduction of new services, the enhancement of current services and the development of strategic relationships by HMI's competitors could cause a significant decline in sales, the loss of market acceptance of HMI's services, intense price competition, or render HMI's services noncompetitive. HMI expects to continue to encounter increased competition in the future, which, if not matched by HMI initiatives, could limit its ability to maintain or increase its market share. Such increased competition could have a material adverse effect on the business, financial condition and results of operations of HMI.


Recent Events Concerning HMI

                  Financial Condition. As a result of the restatements and special charges recorded in HMI's financial statements for the fiscal years ended April 30, 1995 and 1996, HMI recorded significant charges to its balance sheet including reductions of HMI's working capital, retained earnings and stockholders' equity. As of January 22, 1997, HMI was also in default under its credit agreement, which was acquired by the Company on November 13, 1996. Additionally, concerns about HMI's financial condition have resulted in less favorable credit terms from HMI's vendors and may, in HMI's opinion, result in declining customer referrals. According to HMI, if it is unsuccessful in consummating the Merger Agreement, or in continuing satisfactory relationships with its suppliers, it is likely that HMI will seek protection under the Federal Bankruptcy laws.

                  Introduction of New Antipsychotic Drugs. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. HMI also expects several additional antipsychotic drugs to be introduced in the next year. HMI anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program. To date, management of HMI believes that the introduction of Olanzapine has been a factor in the recent decline of HMI's Clozapine customer base as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, HMI cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. HMI also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

                  Changes in Management. HMI has experienced substantial turnover of its senior management group over the past twelve months and several of HMI's executive officers have been in their current positions for only a limited period of time. Paul S. Jurewicz, HMI's Executive Vice President and Chief Financial Officer, resigned, effective January 10, 1997, to assume a new position. HMI expects that W. James Nicol, the President and Chief Executive Officer of HMI, will assume, on an interim basis, the additional duties of Chief Financial Officer.

                  Reimbursement. According to HMI, to date, HMI's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis and according to HMI, it does not currently have any significant capitated arrangements. In addition, HMI has experienced downward pricing pressures and an inability to participate in certain managed care networks and HMI may continue to experience these pressures in the future.

                  See "Legal Proceedings" with respect to certain legal proceedings concerning HMI.


ITEM 2.           PROPERTIES.

                  The Company leases a total of 20 facilities in four states and Puerto Rico. The Company believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations.

                  The following table describes the location and current use of each of the Company's leased facilities as of January 22, 1997:

                  LOCATION                                           DESCRIPTION
FLORIDA FACILITIES
         Orlando..................................     Nursing and Para-Professional Services
         West Melbourne...........................     Nursing and Para-Professional Services
         Jacksonville.............................     Mail-Order Pharmacy and Medical Supplies
         Quincy...................................     Mail-Order Pharmacy and Medical Supplies
         Daytona Beach............................     Nursing and Para-Professional Services
MARYLAND FACILITIES
         Baltimore (three facilities).............     Radiation Therapy
         Glen Burnie..............................     Radiation Therapy
         Fallston.................................     Administration
         Towson...................................     Radiation Therapy

NEW JERSEY FACILITIES
         Clark (two facilities)...................     Corporate Offices, Infusion Therapy,
                                                         Respiratory Therapy and
                                                         Home Medical Equipment
         East Brunswick...........................     Nursing and Para-Professional Services
         Fair Lawn................................     Nursing and Para-Professional Services
         Toms River...............................     Nursing and Para-Professional Services
         Wall Township............................     Nursing and Para-Professional Services
         Cherry Hill..............................     Respiratory Therapy and Rehabilitation
                                                          Services
NEW YORK FACILITY
         Hawthorne................................     Infusion Therapy and Corporate Offices
PUERTO RICO FACILITY
         Santurce.................................     Mail-Order Pharmacy and Medical Supplies


ITEM 3.           LEGAL PROCEEDINGS.

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

                  The Company is involved in various other legal proceedings incidental to its business, none of which the Company believes will have a material adverse effect on its business.

                                ---------------

                  The following information relating to certain legal proceedings concerning HMI is derived from information contained in the HMI 10-K, filed with the Commission on or about July 29, 1996 and the HMI 10-Q, filed with the Commission on or about December 20, 1996. The information contained herein is qualified in its entirety by reference to the HMI 10-K and the HMI 10-Q.

                  HMI and certain of its past and current directors and officers have been named as defendants in a consolidated securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This lawsuit alleges claims under
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its securities filings. HMI entered into a stipulation of partial settlement with the plaintiffs' counsel and, on September 18, 1996, such stipulation received preliminary court approval (the "Original Settlement"). The Original Settlement was subsequently amended to, among other things, reduce the consideration being paid by HMI to the plaintiff class. As a condition to the Company's obligation to close the Stock Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to the amended settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement. An amended stipulation of partial settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996, and a hearing for final approval is currently scheduled for March 14, 1997.

                  Certain of HMI's current and former officers and directors have been named as defendants, and HMI has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's securities filings as more fully alleged in the lawsuit described above. The consolidated action seeks unspecified monetary damages on behalf of HMI, as well as declaratory and injunctive relief. An amended consolidated complaint was served on HMI on August 12, 1996. HMI has not yet filed its response to the amended consolidated complaint. Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits from HMI.

                  BDO Seidman, LLP has been named as a defendant, and HMI has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of HMI, as well as declaratory and injunctive relief. Pursuant to stipulation, HMI's time to answer or otherwise move against the complaint in this action has been adjourned without date.

                  The parties to the above described derivative actions have reached settlement in principle of all claims against all defendants. HMI expects that a fully executed settlement agreement will be submitted to the courts for approval on or before February 7, 1997.

                  The enforcement division of the Commission has a formal order of investigation relating to matters arising out of HMI's public announcement on February 27, 1996 that HMI would have to restate its financial statements for prior periods as a result of certain accounting irregularities. HMI is cooperating fully with this investigation and has responded to the Commission's requests for documentary evidence.

                  On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against HMI, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit against HMI in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. HMI has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. By stipulation dated January 29, 1996, HMI discontinued its counterclaim against APP and its third-party claims against the principals of APP. In addition, by motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against HMI alleging that a proposed plan of reorganization presented by HMI to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements and to add certain other defendants. These defendants caused the removal of the state court action to the Bankruptcy Court of the Eastern District of New York. By motion dated April 12, 1996, APP requested that the Bankruptcy Court remand the action to the State Court, which the Bankruptcy Court granted. HMI opposed this motion, which is currently pending before the State Court. Management of HMI believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on HMI's results of operations or financial position.

                  As a result of a New York State Medicaid audit, HMI is in discussions with the New York State Department of Social Services regarding certain overpayments to HMI. HMI has established a reserve of $1.4 million in respect thereof.


                 According to HMI, the outcomes of certain of these lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on HMI.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  During the fourth quarter of the fiscal year ended October 31, 1996, no matters were submitted by the Company to a vote of its stockholders.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Common Stock is quoted on the Nasdaq National Market (the "NASDAQ/NM") and is traded under the symbol "TWHH." The following table sets forth the high and low sales price of the Common Stock on the NASDAQ/NM for the fiscal years ended October 31, 1995 and 1996, and the first quarter of fiscal 1997, through January 22, 1997.

                              PERIOD                                                  HIGH                       LOW
         Year Ended October 31, 1995:
                  First Quarter....................................                  $15-7/8                  $ 8-1/2
                  Second Quarter...................................                   19-3/4                   15-3/8
                  Third Quarter ...................................                   17-3/4                   14-1/2
                  Fourth Quarter...................................                   15-1/6                    6-3/4
         Year Ended October 31, 1996:
                  First Quarter....................................                   13-1/2                    8-1/8
                  Second Quarter...................................                   10-6/8                    7-6/8
                  Third Quarter....................................                   10-3/8                        8
                  Fourth Quarter...................................                   11-1/4                    8-5/8
         Year Ended October 31, 1997:
                  First Quarter
                  (through January 22, 1997).......................                   12-5/8                    9-3/8


                  As of January 22, 1997, there were approximately 207 stockholders of record of the Common Stock.

                  The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. Under the terms of the Company's Credit Facility, the Company is prohibited from paying dividends or making other cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.           SELECTED FINANCIAL DATA.

                  The financial data for the years ended October 31, 1996, 1995 and 1994 and balance sheet data as of October 31, 1996 and 1995 as set forth below have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business -- General" and "History of the Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                       Ten Months
                                                            Year Ended                                   Ended
                                                           October 31,                                 October 31,
                                          -------------------------------------------------------       --------
                                           1996(1)         1995(2)        1994(3)         1993(4)        1992(5)
                                          --------        --------        --------       --------       --------
                                                  (in thousands, except per share data)
FINANCIAL DATA:
Net patient services                      $ 19,164        $ 18,870        $ 12,150       $  6,991       $  4,621
Net infusion services                        9,970           9,935          10,551          8,688          2,655
Net respiratory, medical
  equipment and supplies sales              47,170          42,782          17,022            732             --
                                          --------        --------        --------       --------       --------
Total revenues                              76,304          71,587          39,723         16,411          7,276
Cost of revenues                            34,680          32,730          18,809          8,286          4,042
                                          --------        --------        --------       --------       --------
Gross profit                                41,624          38,857          20,914          8,125          3,234
Selling, general and administrative
  expenses                                  33,552          29,774          15,968          6,528          2,592
Non-recurring charges                           --           3,898 (6)          --             --             --
                                          --------        --------        --------       --------       --------
Operating income                             8,072           5,185           4,946          1,597            642
Interest expense (income), net               4,352           3,699             809            (90)           107
Provision for income taxes                   1,702             627           1,656            736            232
                                          --------        --------        --------       --------       --------
Income before extraordinary item
  and cumulative effect of an
  accounting change                          2,018             859           2,481            945            303
Extraordinary item                          (1,435)(7)          --              --             --             36
Cumulative effect of an
  accounting change                             --              --             300             --             --
                                          --------        --------        --------       --------       --------
Net income                                $    583        $    859        $  2,781       $    945       $    339
                                          ========        ========        ========       ========       ========
Income per share before extra-
  ordinary item and
  cumulative effect of an
  accounting change:
  Primary                                 $   0.26        $   0.13        $   0.50       $   0.25       $   0.18
                                          ========        ========        ========       ========       ========
  Fully diluted                           $   0.26        $   0.13        $   0.47       $   0.25       $   0.18
                                          ========        ========        ========       ========       ========
Net income per share:
  Primary                                 $   0.08        $   0.13        $   0.56       $   0.25       $   0.20
                                          ========        ========        ========       ========       ========
  Fully diluted                           $   0.07        $   0.13        $   0.53       $   0.25       $   0.20
                                          ========        ========        ========       ========       ========
Weighted average number of shares
  outstanding:
  Primary                                    7,741           6,776           5,006          3,766          1,662
                                          ========        ========        ========       ========       ========
  Fully diluted                              7,833           6,832           5,205          3,847          1,662
                                          ========        ========        ========       ========       ========


                                                                      October 31,
                                       -------------------------------------------------------------------------
                                           1996            1995          1994            1993           1992
                                       ------------    ------------  -------------   ------------   ------------
BALANCE SHEET DATA:
Working capital.....................     $26,201         $(4,706)(8)    $(4,113)(9)     $6,597         $1,854
Accounts receivable, net............      24,414          18,906         10,514          5,988          3,088
Total assets........................      90,727          74,912         58,249         17,442          4,678
Long-term debt......................      12,505          20,264         13,758            530             16
Total shareholders' equity..........      67,225          24,086         20,371         11,026          2,022

------------------------------------

(1) The financial data for the year ended October 31, 1996 includes the results of operations of Health Meds and USNJ from their dates of acquisition (effective October 1, 1996).

(2) The financial data for the year ended October 31, 1995 includes the results of operations of DermaQuest (effective November 1, 1994), DVLC (effective January 1, 1995) and Precision (effective March 1, 1995) from their respective dates of acquisition.

(3) The financial data for the year ended October 31, 1994 includes the results of operations of RespiFlow and MK (effective April 1, 1994) and Radamerica (acquired August 5, 1994) from their respective dates of acquisition.

(4) The financial data for the year ended October 31, 1993 includes the results of operations of CHCS (acquired in June 1993) and PromptCare (acquired in September 1993) from their respective dates of acquisition.

(5) The financial data for the ten months ended October 31, 1992 includes the results of operations of the Company with TNI from the date of the merger (June 8, 1992). TNI became a wholly-owned subsidiary of the Company on June 8, 1992 pursuant to the merger. The merger was accounted for as a reverse acquisition of the Company by TNI under the purchase method of accounting. Accordingly, the financial data for the ten months ended October 31, 1992 are that of TNI and include the results of operations of the Company from the date of the merger.

(6) The Company reported non-recurring charges totaling $3,898,000 resulting from a write-off of expenses related to an abandoned public offering ($2,808,000), a write-off of expenses related to abandoned acquisitions ($605,000) and expenses related to the consolidation of certain of the Company's facilities ($485,000).

(7) The Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000) in the fiscal year ended October 31, 1996 in connection with the repayment of the Paribas Credit Agreement.

(8) Includes a $5,973,000 acquisition payable in connection with the acquisition of RespiFlow and MK and a $8,832,000 acquisition payable in connection with the acquisition of DermaQuest.

(9) Includes a $10,750,000 acquisition payable in connection with the acquisition of RespiFlow and MK.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

                  The Company is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and para-professional services and radiation therapy; and (iii) infusion therapy. During fiscal 1996, the Company derived 61.8% of its revenues from respiratory therapy, home medical equipment and specialized mail-order sales, 25.1% from patient services and 13.1% from infusion therapy.

                  The Company's growth strategy is to capitalize on consolidation in the alternate site health care industry by aggressively pursuing acquisitions of alternate site health care companies in selected services, products and markets where the Company believes it has the opportunity to create a comprehensive delivery network. Once it enters a new market, the Company's strategy is to use its acquired operations as a platform to: (i) offer comprehensive services and products by cross-marketing its various businesses;
(ii) compete aggressively by traditional referral sources and entering into managed care contracts as a preferred provider; and (iii) leverage its sales and marketing efforts, maximize referral networks and achieve operational efficiencies. The Company further seeks to develop market concentrations in each of its services in order to achieve levels of coverage which make the services attractive to a variety of payors and patients.

                  Since its merger with TNI in June 1992, the Company has completed the following ten acquisitions of alternate site health care providers.


Company        Date of Acquisition   Nature and Location of Business

CHCS           June 1993             Nursing and para-professional services -
                                       New Jersey

PromptCare     September 1993        Respiratory therapy, infusion therapy and
                                       home medical equipment - New Jersey

RespiFlow      April 1994            Specialized mail-order pharmacy - National

MK             April 1994            Mail-order diabetic supplies -  National

Radamerica     August 1994           Radiation therapy - Maryland

DermaQuest     November 1994         Mail-order medical supplies -  National

DVLC           January 1995          Pulmonary therapy - New Jersey

Company         Date of Acquisition Nature and Location of Business

Precision       March 1995          Mail-order orthotic products - National

Health Meds     October 1996        Respiratory mail order pharmacy -
                                      National

USNJ            October 1996        Infusion therapy - New York Metropolitan
                                      area


                  These ten completed acquisitions contributed in the aggregate approximately $65,110,000 or 85.3% of fiscal 1996 net revenues, while enhancing the Company's presence in the New York Metropolitan market place, establishing its presence in Maryland and adding the following products and services: (i) specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) respiratory therapy and home medical equipment; and (iii) radiation therapy services. On January 14, 1997, the Company acquired 8,964,292 newly issued HMI common shares representing approximately 49% of HMI's outstanding common stock for a purchase price of $8,964,292. The Company has also entered into the Merger Agreement to acquire the balance of HMI not already owned by the Company and stock purchase agreements to acquire the VIP Companies. See "-- Liquidity and Capital Resources." The Company believes that a substantial number of acquisition opportunities may continue to arise as managed care and other competitive pressures encourage further industry consolidation.

                  The Company's revenue mix and payor mix will be influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of net revenues represented by each of the Company's product lines:

                                                            Year Ended October 31,
                                                       --------------------------------
                                                        1996         1995          1994
                                                       ------       ------       ------
Net patient services............................         25.1%        26.3%        30.5%
Net infusion services...........................         13.1         13.9         26.6
Net respiratory, medical
  equipment and supplies sales..................         61.8         59.8         42.9
                                                       ------       ------       ------
         Total revenues.........................        100.0%       100.0%       100.0%
                                                       ======       ======       ======


                  The increase in net respiratory, medical equipment and supplies sales (and corresponding decline in net patient services and net infusion services as a percentage of total revenues) from the year ended October 31, 1994 to October 31, 1995 resulted primarily from the acquisition of DermaQuest (effective November 1, 1994) and inclusion of Respiflow and MK (effective April 1, 1994) for an entire fiscal year, which collectively contributed approximately $38,447,000 or 53.7% of total revenues for fiscal 1995. Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues. Assuming the Company owned 100% of HMI on November 1, 1995, HMI would have accounted for approximately 67.9% of the combined pro forma revenue ($237,858,000) for the year ended October 31, 1996.

                  The following table shows the payor mix for the Company's net revenues for the periods presented.

                                                               Year Ended October 31,
                                                              -----------------------
                                                  1996              1995            1994
                                                -------            ------          ------
Payor
-----
Medicare...............................            49.8%             48.1%           35.6%
Medicaid...............................            11.8              10.8            15.7
Private payors*........................            38.4              41.1            48.7
                                                -------            ------          ------
         Total revenues................           100.0%            100.0%          100.0%
                                                =======            ======          ======


                  The increase in Medicare as a percentage of total revenues for the year ended October 31, 1996 as compared to 1995 and 1994 is primarily a result of an increase in revenues attributable to the Company's specialized mail-order pharmacy and medical supplies operations, which derives a greater percentage of revenues from Medicare than does the rest of the Company. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and, to a lesser extent, from shifts in existing business among payors. On a pro forma basis, assuming the Company owned 100% of HMI on November 1, 1995, the payor mix for the year ended October 31, 1996 (including HMI) would have been as follows:
Medicare 22.2%; Medicaid 27.5%; and private payors 50.3%.

                  The Company's revenues and profitability are affected by the on-going efforts of third-party payors to contain health care costs by lowering reimbursement rates, increasing case management review and negotiating reduced contract pricing. In addition, certain private payors, such as managed care providers, are able to negotiate lower rates than those paid by other payors. The Company believes that a substantial portion of its revenues derived from private payors in fiscal 1996 was subject to case management and managed care and that this relationship will continue in the future. The Company maintains a diversified offering of alternate site services and products in an attempt to insulate the Company against potential reimbursement reductions for specific products or services. Additionally, the Company is continuously exploring alternatives to lower its operating costs, such as negotiating more favorable supply contracts and identifying operating efficiencies at the branch level.

                  After years of consideration, a specific policy relating to the coverage of respiratory medications has finally been released by Medicare. This policy appears to reduce somewhat the number of patients qualifying for Medicare coverage, sets specific reimbursement rates for compounded, generic and branded respiratory medications, and requires, effective December 1, 1996, that only licensed pharmacies may bill Medicare for Part B Medicare reimbursed medications, including, but not limited to, respiratory medications. While the implementation of this policy should reduce the overall number


--------
*        Includes managed care payors.

of competitors in the respiratory medications market place over the next year or so, the Company cannot predict at this time the extent of the positive or negative effect that this policy may have on the number of patients serviced, Respiflow's pharmacy based operations or the marketing opportunities created thereby.

                  The Company's gross margins will be influenced by the revenue mix of its product lines and by changes in reimbursement rates. The Company historically has recognized higher gross margins from its specialized mail-order and medical supplies pharmacy, respiratory therapy and radiation therapy operations than from its nursing and infusion therapy operations. Upon the consummation of the pending acquisition of HMI, the Company believes that it
will derive a greater   percentage of its revenues from chronic care
operations. As a result, the Company anticipates a reduction in the overall gross margin with the amount of the reduction being dependent upon the ultimate contribution of chronic care to the total mix of revenues. On a pro forma basis, assuming the Company owned 100% of HMI on November 1, 1995, the gross profit margin for the year ended October 31, 1996 (including HMI) would have been 32.8% versus the actual 54.5% for the same period. Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues and overall gross margin.

                  The Company amortizes goodwill over a period of 40 years. The Company has selected the forty-year amortization convention based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the consistent practice of other alternate site health care companies. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and the amount of any impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in estimating future cash flows include current operating results, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors.


         RESULTS OF OPERATIONS

         YEAR ENDED OCTOBER 31, 1996 VS. YEAR ENDED OCTOBER 31, 1995

                  Revenues. Total revenues increased by $4,717,000 or 6.6% to $76,304,000 for the year ended October 31, 1996 from $71,587,000 for the year ended October 31, 1995. This increase was primarily attributable to an increase of $4,388,000 or 10.3% in net respiratory, medical equipment and supplies sales resulting primarily from an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations.

                  Cost of Revenues. Cost of revenues increased by $1,950,000 or 6.0% to $34,680,000 for the year ended October 31, 1996 from $32,730,000 for the year ended October 31, 1995. As a percentage of total revenues, cost of revenues remained relatively constant at 45.5% and 45.7% for the year ended October 31, 1996 and 1995, respectively. Cost of revenues as a percentage of sales remained relatively constant for respiratory, medical equipment and supplies sales (39.2% for the year ended October 31, 1996 versus 39.3% for the corresponding 1995 period), but increased for patient services

(53.1% for the year ended October 31, 1996 versus 52.1% for the corresponding 1995 period) and decreased for infusion services (60.4% for the year ended October 31, 1996 versus 61.4% for the corresponding 1995 period).

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,778,000 or 12.7% to $33,552,000 for the year ended October 31, 1996 from $29,774,000 for the comparable 1995 period. This increase was primarily attributable to an increase in selling, general and administrative expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($2,816,000) which increased principally as a result of the building of infrastructure (such as payroll and payroll related expenses and office expenses) in order to support the increased patient volumes ($1,849,000). The remaining increase was primarily attributable to an increase of $978,000 in corporate expenses including a charge of $456,000 in connection with the resignation of the Company's former Chief Executive
Officer.

                  Interest Expense, Net. Interest expense, net increased by $653,000 to $4,352,000 for the year ended October 31, 1996 from $3,699,000 for the comparable 1995 period. This increase was primarily attributable to an increase in interest expense due to borrowings under the Subordinated Loan ($1,003,000), partially offset by a decrease in interest expense due to lower average borrowings and lower average interest rates under the senior secured credit facilities ($262,000).

                  Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 45.8% for the year ended October 31, 1996 and 42.2% for the year ended October 31, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was primarily attributable to higher levels of non-deductible expenses, primarily goodwill amortization.

                  Net deferred tax assets, net of a valuation allowance, were $2,425,000 at October 31, 1996, an increase of $200,000 from net deferred tax assets of $2,225,000 at October 31, 1995, primarily as a result of an increase in the provision for doubtful accounts. A valuation allowance, as required by Statements of Financial Accounting Standards ("SFAS") No. 109, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1996, the Company decreased the valuation allowance by $155,000 primarily due to the realization of state deferred tax assets based on current levels of income. Based on current levels of income, management expects that levels of future income should be sufficient to realize the net deferred tax assets.

                  Income Before Extraordinary Loss. As a result of the foregoing, income before extraordinary loss increased by $1,159,000 to $2,018,000 for the year ended October 31, 1996 from $859,000 for the year ended October 31, 1995. Income before extraordinary loss for 1995 includes non-recurring charges of $2,376,000 after tax. Income before extraordinary loss decreased by $1,217,000 to $2,018,000 for the year ended October 31, 1996 from $3,235,000 for the year ended October 31, 1995, excluding the nonrecurring charges.

                  Extraordinary Loss - Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $879,000) of $1,435,000 was recorded in the 1996 results of operations, as a result of the write-off of the deferred financing costs and discount associated with the early extinguishment of borrowings under the Paribas Credit Agreement.

                  Net Income. As a result of the foregoing, net income decreased by $276,000 or 32.1% to $583,000 for the year ended October 31, 1996 from $859,000 for the year ended October 31, 1995. Net income in 1996 includes an extraordinary loss on early extinguishment of debt of $1,435,000 after tax, while net income for 1995 includes non-recurring charges of $2,376,000 after tax. Excluding this loss and charges, net income for the year ended October 31, 1996 would have been $2,018,000, a decrease of $1,217,000 or 37.6% from $3,235,000 for the year ended October 31, 1995.


         YEAR ENDED OCTOBER 31, 1995 VS. YEAR ENDED OCTOBER 31, 1994

                  Revenues. Total revenues increased by $31,864,000 or 80.2% to $71,587,000 for the year ended October 31, 1995 from $39,723,000 for the year ended October 31, 1994. This increase was attributed to: (i) the inclusion of DermaQuest for the year ended October 31, 1995 ($11,643,000 or 29.3%); (ii) the inclusion of RespiFlow and MK for the year ended October 31, 1995 (whereas

RespiFlow and MK were only included for seven months in the year ended October 31, 1994) ($10,552,000 or 26.5% for the five months ended March 31, 1995 and an increase of $3,167,000 or 8.0% for the seven months ended October 31, 1995 over the comparable period in 1994 due to increased volumes of respiratory and diabetic sales); (iii) the inclusion of Radamerica for the year ended October 31, 1995 (whereas Radamerica was only included for three months in the year ended October 31, 1994) ($5,491,000 or 13.8% for the nine months ended July 31, 1995 with relatively flat revenues for the three months ended October 31, 1995 over the comparable period in 1994); and (iv) the remaining $1,011,000 or 2.6%, primarily as a result of increased revenues in TNI's nursing and para-professional services due to higher levels of patients serviced ($1,252,000 or 3.2%) and, to a lesser extent, due to the inclusion of DVLC for seven months from the date of acquisition ($364,000 or .9%). These increases were offset by a decline of $616,000 or 1.6% in comparable infusion service revenues.

                  Cost of Revenues. Cost of revenues increased by $13,921,000 or 74.0% from $18,809,000 for the year ended October 31, 1994 to $32,730,000 for the year ended October 31, 1995. As a percentage of total revenues, cost of revenues decreased from 47.4% to 45.7% for the years ended October 31, 1994 and 1995, respectively. This decrease was due to the higher mix of respiratory, medical equipment and supply sales as a result of the inclusion of RespiFlow, MK and DermaQuest for the year ended October 31, 1995, which generally have lower cost of revenues as a percentage of revenues (39.3%) than revenues derived from patient services (52.1%) and infusion services (61.4%). Respiratory, medical equipment and supply sales increased from 42.9% of total revenues for the year ended October 31, 1994 to 59.8% in the comparable 1995 period.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13,806,000 or 86.5% from $15,968,000 for the year ended October 31, 1994 to $29,774,000 for the comparable 1995 period. This increase was attributable to: (i) the inclusion of DermaQuest for the year ended October 31, 1995 ($5,498,000 or 34.4%); (ii) the inclusion of RespiFlow and MK for the year ended October 31, 1995 (whereas RespiFlow and MK were only included for seven months in the year ended October 31, 1994) ($4,115,000 or 25.8% for the five months ended March 31, 1995 and an increase of $906 or 5.7% for the seven months ended October 31, 1995 over the comparable period in 1995 due primarily to an increase in incentive compensation under a management agreement); and (iii) the inclusion of Radamerica for the year ended October 31, 1995 (whereas Radamerica was only included for three months in the year ended October 31, 1994) (approximately $2,825,000 or 17.7%).

                  Non-Recurring Charges. The Company recorded non-recurring charges totaling $3,898,000 in fiscal 1995 related to the write-off of costs related to an abandoned public offering ($2,808,000), abandoned acquisitions ($605,000) and the consolidation of certain of the Company's facilities ($485,000).

                  Interest Expense, Net. Interest expense, net increased from $809,000 for the year ended October 31, 1994 to $3,699,000 for the comparable 1995 period. This increase was attributable to: (i) an increase in interest expense due primarily to interest expense on borrowings under the Paribas Credit Agreement ($2,758,000) which includes amortization of discounts and deferred financing costs ($902,000 in fiscal 1995); (ii) an increase in interest expense-related parties, net ($95,000); and (iii) a decrease in interest income primarily due to lower average cash balances ($37,000). See "--Liquidity and Capital Resources."

                  Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes and cumulative effect of an accounting change was 42.2% for the year ended October 31, 1995 and 40.0% for the year ended October 31, 1994. The increase in the effective tax rate from the 1994 period to the 1995 period was attributable to a shift in the percentage mix of the Company's profits to jurisdictions with higher state tax rates.

                  Net deferred tax assets, net of a valuation allowance, were $2,225,000 at October 31, 1995, an increase of $1,866,000 from net deferred tax assets of $359,000 at October 31, 1994, primarily as a result of an increase in the provision for doubtful accounts. A valuation allowance, as required by SFAS No. 109, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1995, the Company increased the valuation allowance by $232,000 primarily as a result of the establishment of state net operating loss carryforwards. Based on current levels of income, management currently expects that levels of future income should be sufficient to realize the net deferred tax assets.

                  Net Income. As a result of the foregoing, net income decreased by $1,922,000 or 69.1% from $2,781,000 for the year ended October 31, 1994 to $859,000 for the year ended October 31, 1995. Net income for 1995 includes non-recurring charges of $2,376,000 after tax, while net income for 1994 includes a $300,000 benefit for the cumulative effect of an accounting change for the adoption of SFAS No. 109. Excluding these charges and benefit, net income for the year ended October 31, 1995 would have been $3,235,000, an increase of $754,000 or 30.4% from $2,481,000 for the year ended October 31, 1994.


         LIQUIDITY AND CAPITAL RESOURCES

                  During fiscal 1996, the Company experienced cash outflows from operations of $3,263,000, primarily as a result of an increase in accounts receivable of $5,032,000 (net of increases in allowance for doubtful accounts and receivables acquired in purchase transactions). The Company utilized $13,903,000 in investing activities, consisting of $11,078,000 for payments on acquisitions payable, $1,785,000 for acquisitions (primarily the acquisition of Health Meds), net of cash acquired, and $1,040,000 for capital expenditures. During fiscal 1995, the Company experienced cash outflows from operations of $1,335,000, primarily as a result of an increase in accounts receivable of $6,258,000 (net of increases in allowance for doubtful accounts and receivables acquired in purchase transactions). The Company utilized $10,391,000 in investing activities, consisting of $5,957,000 for payments on acquisitions payable, $3,529,000 for acquisitions, net of cash acquired, and $1,066,000 for capital expenditures, offset by $161,000 of payments received on notes receivable-related parties. During fiscal 1994, the Company generated positive cash flow from operations of $3,748,000 and utilized $15,163,000 in investing activities (including $12,832,000 for acquisitions, net of cash acquired, and $456,000 for capital expenditures).

                  Cash requirements during the year ended October 31, 1996 for operating and investing activities were met through borrowings under the Paribas Credit Agreement, the Credit Facility and the $10,000,000 Subordinated Loan from HPII as well as with proceeds from the issuance of 4,400,000 Units to HPII at the Initial and Second Closings. Additional cash requirements in the 1995 and 1994 fiscal years were met through borrowings under the Paribas Credit Agreement.

                  At October 31, 1996, the Company had positive working capital of $26,201,000 reflecting an increase of $30,907,000 from October 31, 1995 as a result of the payment of $14,805,000 of acquisitions payable and current maturities of long-term debt primarily due to the proceeds from issuance of Common Stock to HPII. At October 31, 1995, the Company had a working capital deficit of $4,706,000 as a result of acquisitions payable of $15,062,000 (including $5,973,000 related to RespiFlow/MK and $8,832,000 related to DermaQuest). Excluding acquisitions payable, the Company had positive working capital of $10,356,000. On January 10, 1996, the $5,973,000 acquisition payable related to Respiflow/MK was paid in cash. The Company paid the $8,832,000 acquisition payable during the fiscal year ended October 31, 1996 as follows:
$4,000,000 was paid in cash through drawing of the letter of credit which was issued as collateral for DermaQuest contingent payments; $3,832,000 was paid through the issuance of 370,219 shares of Common Stock valued at $10.35 per share; and the remaining $1,000,000 acquisition payable balance plus accrued interest in cash through proceeds from the Initial Closing.

                  The Company does not have pending any material commitments regarding capital expenditures, and any additional capital expenditures will be subject to applicable restrictions under the Credit Facility. Based on current planned capital expenditures, the Company believes it has adequate capital resources to conduct its operations for the next twelve months.

                  It is anticipated that, until the acquisition of HMI is consummated by the Company pursuant to the Merger Agreement, HMI will be able to meet its ordinary cash operating needs. If, however, HMI incurs additional or unusual costs, payment on its receivables slows, and/or it does not receive ordinary credit terms for the purchase of pharmaceutical product, as anticipated, it may require additional cash to fund operations, and there can be no assurance that such funds will be available to the Company, or if available, will be on terms acceptable to the Company. According to HMI, if the Merger Agreement is not consummated or HMI does not continue satisfactory relationships with its suppliers, it is likely that HMI will seek protection under the Federal Bankruptcy laws.

                  Further expansion of the Company's business (particularly through acquisitions) may require the Company to incur additional debt or offer additional equity if cash generated from operations, cash on hand and amounts available under the Credit Facility are inadequate or not available to meet its needs. There can be no assurance that any such additional debt or equity will be available to the Company, or if available, will be on terms acceptable to the Company. In addition, covenants contained in the Credit Facility restrict the Company from entering into transactions not in the ordinary course of business, including making acquisitions and issuing capital stock, without consent.

                  Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At October 31, 1996 and 1995, $24,414,000 (26.9%) and $18,906,000 (25.2%), respectively, of the
Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally required substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

                  Accounts receivable increased by $5,508,000 from October 31, 1995 to October 31, 1996 principally for the following reasons: (i) an increase of $3,332,000 at DermaQuest, discussed below; and (ii) an increase of $2,961,000 at RespiFlow and MK related primarily to higher sales levels, partially offset by; (iii) a decrease of $785,000 in other miscellaneous activity.

                  During fiscal 1996, the Company experienced a significant increase in accounts receivable at its DermaQuest operation whose main product lines include wound care and orthotic products. Medicare, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable and corresponding negative impact on cash flow. The Company believes that this trend will continue through the 1997 fiscal year. In establishing the net realizable value of its accounts receivable for DermaQuest, the Company has relied on its historical payment experience which includes its highly favorable outcomes in the fair hearing process. The Company believes that based on such prior favorable payment experience, current regulations and its billing and related documentation practices, there is no current basis to indicate that DermaQuest would be any less successful in the collection of its accounts receivable as reported.

                  Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. For each of the years ended October 31, 1996, 1995 and 1994, the Company's average DSOs were 109, 97 and 65, respectively, with the increase for the year ended October 31, 1996 principally due to the factors previously discussed. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSOs.

                  Credit Facility. In March 1995, the Company amended and restated the Paribas Credit Agreement with Banque Paribas, as agent, which provided the Company with a $35,000,000 senior secured credit facility. On July 31, 1996, the Company completed a new $100,000,000 senior secured revolving credit facility, underwritten by Bankers Trust Company who is also acting as Agent Bank. The new Credit Facility replaced the Company's existing Paribas Credit Agreement, which was repaid out of proceeds from the Second Closing with HPII and borrowings under the Credit Facility (which closed concurrently). In connection with the repayment of the Paribas Credit Agreement, the Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000) in the fiscal year ended October 31, 1996, relating to the write-off of the deferred financing costs and discount associated with the Paribas Credit Agreement.

                  Pursuant to the Credit Facility and subject to the terms thereof, up to $85,000,000 of the total facility may be used by the Company for the acquisition of other alternate site health care providers with the balance not used for acquisitions to be used for working capital. Unused portions of the revolving loans may be borrowed and reborrowed at the Company's discretion subject to applicable provisions of the Credit Facility. The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The loans mature on July 31, 2001 with reductions in availability of funds commencing on July 31, 1998 through maturity. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of October 31, 1996 and January 22, 1997, Eurodollar Rate borrowings bore interest at a rate of 7.375% and 7.5% per annum, respectively. As of January 22, 1997, the Company had outstanding borrowings of $43,838,857 under the Credit Facility. Availability under the Credit Facility was $56,161,143 as of January 22, 1997.

                  The Company agreed to changes to its Credit Facility with its senior lenders in order to accommodate the purchase of the senior secured indebtedness of HMI and the 8,964,292 shares of HMI common stock purchased by the Company pursuant to the Stock Purchase Agreement. The principal changes include temporary adjustments to certain financial covenants until April 30, 1997, by which time the Company believes it will have either consummated the acquisition pursuant to the Merger Agreement and/or have obtained additional capital, such that it will be in compliance with the terms of the Credit Facility at that time. The Company also agreed that, until the acquisition of HMI has been consummated, any additional acquisitions would be subject to the specific approval of its senior lenders.

                  Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At October 31, 1996, the Company was in compliance with all financial covenants contained in the Credit Facility.

                  RespiFlow/MK. During fiscal 1995, the Company paid approximately $5,877,000 of the $11,850,000 acquisition payable to the sellers in cash. The remaining acquisition payable of $5,973,000 as of October 31, 1995 was paid to the sellers on January 10, 1996 in cash, plus interest from its due date of August 15, 1995.

                  Radamerica Price Support Payment. In connection with the Company's acquisition of Radamerica, the Company agreed that in the event the market value of the Common Stock on August 5, 1997 is less than $20 per share, the Company will pay to each Radamerica seller, for each share of Common Stock held by them at such time, an amount equal to the difference between the market value on such date and $20 (the "Radamerica Price Support Payment"). Based upon the closing price of the Common Stock on January 22, 1997, the Company's obligation under the Radamerica Price Support Payment would have been $2,296,875. The Company may pay the Radamerica Price Support Payment in whole or in part in shares of Common Stock or in cash within 30 days following a seller's demand therefor, which demand must be exercised by February 5, 1998. Any portion of the Radamerica Price Support Payment not paid when due will bear interest at the rate of 12% per annum.

                  At the Radamerica closing, the Company loaned to two Radamerica sellers an aggregate of $1,100,000 in connection with the repayment of certain indebtedness owed to a former shareholder of Radamerica whose shares had been purchased by them. The principal and interest of the loans are due and payable on the date the Radamerica Price Support Payment is paid, or if no Radamerica Price Support Payment is due, on February 1, 1998, and are secured by a pledge of an aggregate of 83,334 shares of Common Stock. $136,000 of the loans had been repaid as of October 31, 1996. See "Business -- History of the Company."

                  DermaQuest Acquisition. In connection with the Company's acquisition of DermaQuest, the Company recorded an acquisition payable of $8,832,000 at October 31, 1995 based on a formula applied to DermaQuest's 1995 pretax earnings. The Company paid such acquisition payable as follows: on January 16, 1996, $4,000,000 was paid in cash through drawings of the letter of credit which was issued as collateral for any DermaQuest contingent payments; $3,832,000 was paid through the issuance of 370,219 shares of Common Stock on February 1, 1996 valued at $10.35 per share; and on May 30, 1996, the Company paid the remaining $1,000,000 acquisition payable balance plus accrued interest in cash through proceeds from the Initial Closing.

                  There are no additional payments required to be paid to the DermaQuest sellers based upon 1996 pretax earnings.

                  If, by the first anniversary of the issuance of shares, the sellers have sold any such shares and the sale price of such shares is less than 90% of their initial valuation on the date of issuance, then the amount of such difference shall be paid to the sellers either in whole or in part at the option of the Company, in cash or in additional shares of Common Stock. If the sale price exceeds the initial valuation by more than 110%, then the difference shall be paid to the Company by the sellers in cash and shares of Common Stock in the same proportion of cash and Common Stock as the $8,832,000 was paid.

                  The Company has agreed that from November 1, 1995 to October 31, 1999, RespiFlow, MK and DermaQuest will be managed by E/L Associates, an affiliate of certain selling shareholders of those entities. Pursuant to a management agreement, E/L Associates is entitled to receive an annual management fee of $240,000 for the fiscal year commencing November 1, 1995, increasing to $390,000 on November 1, 1996 and $490,000 on November 1, 1997 and an incentive fee with respect to RespiFlow, MK and DermaQuest equal to 7% of their annual pretax earnings, payable based on achieving minimum pretax earnings of $3,800,000 at RespiFlow and MK combined and $3,000,000 at DermaQuest (in each case, without giving effect to interest charged on the Company's investment in RespiFlow, MK and DermaQuest). The Company has guaranteed the obligations of RespiFlow, MK and DermaQuest under this management agreement.

                  Pending VIP Acquisition. Pursuant to the stock purchase agreements, the Company is required to pay to the sellers of the VIP Companies at the VIP Closing, $10,250,000 in cash (of which $750,000 and 145,455 shares of Common Stock valued at $750,000 has been posted as a contract deposit). The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes. In addition, at the VIP Closing the Company will assume all stated liabilities of the VIP Companies as of the VIP Closing ($8,434,000 at September 30, 1996, which includes approximately $3,000,000 due to officers/ shareholders). The Company expects that some portion of such liabilities will be repaid with cash flows generated through operating activities of the VIP Companies. However, to the extent such cash flows are not sufficient, it may be necessary for the Company to use its own funds or obtain additional financing to repay the balance of such assumed liabilities, principally the amounts due to the former officers/shareholders.

                  As of January 22, 1997, the Company has not received approval from its lenders under the Credit Facility to consummate the VIP Acquisition and there can be no assurance that such approval will be obtained or, if obtained, will be on terms satisfactory to the Company. In addition, the consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including the receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. In July 1996, the Company announced that the consummation of the VIP Acquisition would not occur concurrently with the Second Closing under the Purchase Agreement with HPII, in that, among other things, the approvals and consents necessary to consummate the transactions had not been and could not be obtained at that time. The Company believes that the sellers are not in compliance with certain provisions contained in the stock purchase agreements concerning the VIP Companies and has notified the sellers of the VIP Companies regarding the same. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained and the other closing conditions will be satisfied, and, regardless, when or whether the transaction will ultimately be consummated.

                  If the Company defaulted under the VIP Acquisition agreements, it could suffer a loss of its contract deposit which has been posted as liquidated damages. In the event that the transaction is not consummated for reasons other than a Company default, the deposit is refundable to the Company. In any event, the Company's liquidity will not be materially adversely impacted because the cash portion of the deposit was paid by the Company in the 1994 fiscal year.

                  HPII Transaction. On November 20, 1995, the Company entered into the Purchase Agreement with HPII pursuant to which HPII agreed, subject to the conditions stated in the Purchase Agreement, to purchase up to an aggregate of 4,400,000 Units, at a purchase price of $9.00 per Unit for an aggregate purchase price of up to $39,600,000.

                  On January 10, 1996, HPII loaned to the Company the principal amount of $10,000,000. The Subordinated Loan bore interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and was repaid on July 31, 1996 with proceeds from the Second Closing. The use of the proceeds of the loan was as follows: (i) $6,217,000 to satisfy the remaining balance, plus accrued interest on the RespiFlow/MK acquisition payable; (ii) $350,000 for expenses relating to the HPII transaction; and (iii) the balance of $3,433,000 to be used for general corporate and working capital purposes.

                  On May 30, 1996, HPII purchased from the Company at the Initial Closing an aggregate of 600,000 Units for $5,400,000. The use of the proceeds of the issuance was as follows: (i) $1,027,000 to satisfy the remaining balance plus accrued interest on the DermaQuest acquisition payable; (ii) $802,000 of accrued interest on the Subordinated Loan; (iii) $1,350,000 to satisfy accounts payable; (iv) $340,000 for expenses related to the HPII transaction; and (v) the balance of $1,881,000 to be used for general corporate and working capital purposes.

                  On July 31, 1996, the Company sold to HPII at a Second Closing an aggregate of 3,800,000 Units for $34,200,000, in addition to the Units sold at the Initial Closing described above. The use of the $34,200,000 proceeds of the issuance plus borrowings of $8,992,000 under the Credit Facility (which closed concurrently) were as follows: (i) $29,832,000 to satisfy the remaining balance plus accrued interest and fees under the Paribas Credit Agreement; (ii) $10,201,000 to satisfy the remaining balance plus accrued interest on the Subordinated Loan; (iii) $3,012,000 for expenses related to the Credit Facility;
(iv) $125,000 to satisfy accounts payable; and (v) $22,000 for expenses related to the HPII transaction.

                  The total number of Units sold to HPII was 4,400,000 which represents 4,400,000 shares of Common Stock and Warrants to purchase an additional 3,000,000 shares of Common Stock. The aggregate number of shares represented (assuming all the Warrants are exercised),therefore, by all of the Units sold to HPII in connection with the Purchase Agreement was 7,400,000.

                  The Warrants contained in the Units grant the holder thereof the right to purchase a share of Common Stock upon payment of the exercise price of $12.45 per share of Common Stock. The Warrants are exercisable at any time after issuance thereof until the fifth anniversary of the original issuance date. The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price therefore (and, in certain instances, a related change in the number of shares of Common Stock underlying each Warrant) upon the occurrence of certain events, such as stock dividends, stock splits, mergers, a sale of substantially all of the Company's assets and other extraordinary events, as well as the issuance by the Company of shares of Common Stock at a purchase price below the then effective exercise price of the Warrants (which initially is $12.45 per share).

                  Pursuant to the Registration Agreement entered into at the Initial Closing, the Company granted to HPII registration rights with respect to the shares of Common Stock included in the Units and other shares of Common Stock, if any, acquired by HPII (collectively, the "Registrable Securities"). The Registration Agreement also grants to the holders of Registrable Securities certain "piggyback" rights to have Registrable Securities included in a registration statement to be filed by the Company for either its own benefit or for the registration of securities for the account of other shareholders of the Company. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registrations.

                  On January 8, 1997, the Company entered into a stock purchase agreement with HPII pursuant to which HPII agreed, subject to the conditions stated therein, to purchase 898,877 shares of the Company's Common Stock (the "Additional Shares") at a purchase price of $11.125 per share for an aggregate purchase price of $10,000,000. Consummation of this transaction is subject to, among other things, receipt of applicable regulatory approvals and may be completed at the Company's request, either prior to or concurrent with the HMI Merger Agreement subject to the terms of the stock purchase agreement. The Additional Shares are also covered by the Registration Agreement.

                  Pending HMI Acquisition. On November 13, 1996, the Company acquired the senior secured indebtedness of HMI from HMI's Lenders. In addition, subject to the terms and conditions of the Supplemental Agreement, the Company also agreed to lend to HMI from time to time, up to $5,000,000 for working capital purposes and to forebear from exercising any remedies under the HMI Credit Agreement until January 31, 1997. As of January 22, 1997, the Company had advanced $4,649,285 to HMI for working capital purposes. Pursuant to the Stock Purchase Agreement, on January 14, 1997, the Company acquired 8,964,292 shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for a cash purchase price of $8,964,292, which actual cash outlay was reduced by the $4,649,285 advanced for working capital purposes pursuant to the Supplemental Agreement. At the closing of the Stock Purchase Agreement, the Company and HMI also entered into the HMI Registration Agreement providing for the registration under the Securities Act of 1933, commencing on the earlier of June 30, 1997 or the date on which the Merger Agreement is terminated, of the shares of HMI common stock acquired by the Company pursuant to the Stock Purchase Agreement and issuable upon the exercise of the Option. On November
13, 1996, HMI also issued to the Company the Option and the Company and HMI entered into the Merger Agreement, as amended, whereby HMI will be acquired by the Company at a price of $1.50 per share for each outstanding share of HMI common stock not already owned by the Company.

                  Consummation of the Merger Agreement is subject to various conditions, including receipt of financing by the Company sufficient to complete the merger and approval of the lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders. See "Business -- History of the Company."

                  The aggregate amount necessary to complete all aspects of the pending HMI acquisition (after giving effect to the purchase of HMI's senior debt, the Stock Purchase Agreement, the Merger Agreement (including professional fees) and settlement of certain shareholder litigation, but exclusive of trade payables aggregating approximately $10,000,000) is approximately $60,000,000, all of which has been, or the Company anticipates, will be provided through borrowing's under the Credit Facility and the sale of $10,000,000 of the Additional Shares to HPII.

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

                  See "Legal Proceedings" with respect to certain legal proceedings concerning HMI.


         IMPACT OF RECENT ACCOUNTING STANDARDS

                  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets' carrying values be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value, an impairment loss must be recognized. SFAS No. 121 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 121 in fiscal 1997, is not expected to have any impact on the Company's financial position or results of operations.

                  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which prescribes a new method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date. SFAS No. 123 gives companies that grant stock options or other equity instruments to employees, the option of either adopting the new rules or continuing current accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however disclosure would be required of the pro forma amounts as if the new rules had been adopted. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company intends to continue current accounting and provide the disclosure only, as permitted under SFAS No. 123, beginning with its annual financial statements for the year ending October 31, 1997.


         INFLATION

                  Inflation has not had a significant impact on the Company's operations to date.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The consolidated financial statements and required financial statements schedule of the Company are located beginning on page F-i of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.



                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT.

                  The following table sets forth certain information concerning the Company's directors and officers:

NAME                                           AGE         POSITIONS WITH THE COMPANY
Timothy M. Aitken............................  52          Chairman of the Board and Chief Executive
                                                                Officer
Robert W. Fine...............................  60          President, Chief Operating Officer and Director
Vincent J. Caruso............................  49          Executive Vice President and Chief
                                                                Administrative Officer
Wayne A. Palladino...........................  38          Senior Vice President and Chief Financial
                                                                Officer
H. Gene Berger...............................  56          Executive Vice President
Michael P. Garippa...........................  41          Vice President
Kevin M. Buhrman.............................  45          Vice President
Leslie J. Levinson...........................  41          Secretary
Richard A. Yoken.............................  46          Director
Elliott H. Vernon............................  54          Director
Scott A. Shay................................  39          Director
David M. Golush..............................  52          Director
Robert Zalaznick.............................  39          Director


                  Certain biographical information regarding each director and officer of the Company is set forth below:

                  Timothy M. Aitken has served as Chairman of the Board and Chief Executive Officer of the Company since January 15, 1997. Prior to joining the Company, Mr. Aitken served as an independent consultant to the health care industry from November 1996 until January 1997. From June 1995 until November 1996, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California based home health care company. Since September 1995, he has also served as chairman of the board of Omnicare Plc, a publicly listed company in the United Kingdom. From 1990 until June 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a California based home health care company.


                  Robert W. Fine has been a Director of the Company since July 1988. Mr. Fine has served as Chief Operating Officer since June 1993, President of the Company since August 1995 and Acting Chief Executive Officer from May 1996 to January 1997. From June 1993 until August 1995, he also served as a Vice President of the Company. From November 1990 until June 1993, Mr. Fine was the president of the domestic operations of Fortress Company, a manufacturer of wheelchairs and related equipment. Since September 1988, Mr. Fine has been the president and a principal shareholder of Alternative Care Systems, Inc., a company which provides consulting services to the health care industry, including the Company. Prior thereto, he served as president of Conac Corp., which also provides consulting services to the health care industry.


                  Vincent J. Caruso has been Executive Vice President and Chief Administrative Officer of the Company since January 1996. From 1988 through 1995, Mr. Caruso served in various executive capacities at the Travelers Group (formerly The Travelers Companies) and several of its subsidiaries, including: executive vice president, chief financial and operations officer and director of The Copeland Companies; vice president finance and group chief financial officer -- investment operations of The Travelers Companies; and executive vice president and chief financial officer of The Travelers Mortgage Services Inc. From 1987 through 1988, Mr. Caruso was chief financial and administrative officer and a director of TSG Holdings, Inc., the U.S. management company of a London Stock Exchange listed investment company. From 1975 through 1987, Mr. Caruso served in various financial management positions at Long Island Trust Company, N.A. and NABAC Investment Services Corp., including senior vice president and chief financial officer.


                  Wayne A. Palladino has been a Vice President and Chief Financial Officer of the Company since February 1991 and Senior Vice President since September 1996. From September 1989 until joining the Company, he served as the vice president-finance and chief financial officer of ESC Electronics Corp., an electronics manufacturer. From December 1985 until January 1991, he was a principal in Pennwood Capital Corporation, a private investment concern. From January 1984 through

December 1985, Mr. Palladino was a senior associate in the business development unit of W.R. Grace & Co., Inc.


                  H. Gene Berger has been Executive Vice President of the Company since July 1995 and served as a Vice President from June 1992 until July 1995. From June 1992 until November 1993, Mr. Berger was the principal officer in charge of operations at Steri, a subsidiary of the Company. From October 1991 to June 1992, Mr. Berger was the President, Chief Operating and Executive Officer of the Company. Prior thereto, from January 1990, Mr. Berger was president of Jayile Associates, a consulting firm to the health care industry. Beginning in January 1987, Mr. Berger was employed by Biotech Capital Corporation, a venture capital firm, and was designated by such firm to serve as president of three affiliated companies in the health care sector. From January 1984 through November 1986, Mr. Berger was chairman of the board, chief executive officer and president of Clinical Sciences, Inc., a company in the immunodiagnostics and biotechnology fields.


                  Michael P. Garippa has been a Vice President of the Company and the principal officer in charge of the Company's infusion therapy, respiratory therapy and home medical equipment operations since September 1993. Since June 1985, Mr. Garippa has been the president of PromptCare, a subsidiary of the Company.


                  Kevin M. Buhrman has been a Vice President of the Company since June 1992. Since November 1993, Mr. Buhrman has been the principal officer in charge of the Company's nursing and para-professional operations. From June 1992 until November 1993, Mr. Buhrman was the principal officer in charge of TNI's operations. From February 1990 to June 1992, Mr. Buhrman was executive vice president of TNI. From February 1988 to 1990, Mr. Buhrman was the corporate administrator of TNI's New Jersey offices. From 1970 through 1988, he managed the Respiratory Care Department of Riverview Medical Center in Red Bank, New Jersey.


                  Leslie J. Levinson has served as Secretary of the Company since October 1990. Since June 1991, he has been a partner in the law firm of Baer Marks & Upham LLP, which firm serves as counsel to the Company. From January 1988 until June 1991, he was a partner in the law firm of Dow, Lohnes & Albertson, which firm served as counsel to the Company.


                  Richard A. Yoken has been a Director of the Company since June 1992. Since May 1990, Mr. Yoken has been the chairman, president and chief executive officer of The Portfolio Strategy Group, Inc., an investment consulting firm. Since July 1984, he also has been the president and principal shareholder of Yoken & Company, Inc., a corporate and personal financial consulting firm.


                  Elliott H. Vernon has been a Director of the Company since December 1992. Since July 1992, he has been the chairman of the board, president and chief executive officer of HealthCare Imaging Services, Inc., a medical diagnostic imaging services company. Since January 1993, Mr. Vernon has been of counsel to the New Jersey law firm of Schottland, Aaron & Manning, Esqs. (formerly Schottland, Vernon, Aaron, Plaza & Costanzo, Esqs., of which he was a senior partner for more than five years). Additionally, Mr. Vernon was the executive vice president and general counsel of Aegis Holdings Corporation, a company offering financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis.


                  Scott A. Shay has been a Director of the Company since January 1996 and served as Acting Chairman of the Board from September 1996 until January 1997. Since March 1995, Mr. Shay has been the executive vice president of Hyperion Funding II Corp., the general partner of the general partner of HPII. Since 1988, Mr. Shay has been a control person of Hyperion Partners L.P., an affiliate of HPII, and has at various times acted as a director of various entities owned directly and indirectly by Hyperion Partners L.P., including, currently, Bank United Corp. and Hyperion Capital Management, Inc. Since 1988, Mr. Shay also has been a managing director of Ranieri & Co., Inc., an investment consulting firm. Prior to joining Ranieri & Co., Mr. Shay was a director of Salomon Brothers Inc where he was employed from 1980 until 1988, and where he was responsible at various times for the firm's thrift mergers and acquisition practice and for mortgage banking financing and mergers and acquisitions.


                  David M. Golush has been a Director of the Company since July 1996. Since January 1988, Mr. Golush has been a managing director of Ranieri & Co., Inc. He is an officer of direct and indirect subsidiaries of Hyperion Partners L.P. and HPII and is currently a director of Bank United Corp. Prior to joining Ranieri & Co., Inc., Mr. Golush was vice president of Salomon Brothers Inc., where he was employed from 1972 until 1988. From 1984 until 1987, he was chief administrative officer of Salomon's Mortgage and Real Estate Department.


                  Robert Zalaznick has been a Director of the Company since July 1996. Since July 1996, Mr. Zalaznick has been the administrator of the Gene Therapy Core Facility at Cornell University Medical College. He also serves as the divisional administrator, Department of Medicine/Division of Pulmonary and Critical Care Medicine at the New York Hospital -- Cornell Medical Center, a position he has also held since April 1994. Since July 1992, he has been the president of Robert Zalaznick Associates, Inc., a healthcare consulting firm. From 1988 until 1994, Mr. Zalaznick was associated with St. Luke's - Roosevelt Hospital Center as consultant to the Faculty Practice Plan; business manager, West Side Medical Emergency Services, P.C., and consulting business manager to Psychiatric Associates of Manhattan, P.C.

                  All directors of the Company are elected by the shareholders for a one-year term and hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. There are no family relationships among the directors and officers of the Company. All directors who are not employees of the Company are entitled to receive a fee of $10,000 per annum. In addition, all directors are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. Officers are chosen by and serve at the discretion of the Board of Directors. All of the Company's executive officers other than Kevin M. Buhrman have employment agreements with the Company. See "Executive Compensation -- Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

                  In May 1996, Joseph J. Raymond resigned as Chief Executive Officer of the Company. In order to facilitate an orderly transition of responsibilities, Mr. Raymond remained as Chairman of the Board until August 15, 1996. Effective with Mr. Raymond's resignation, Mr. Fine assumed the additional role of Acting Chief Executive Officer and in September 1996, Mr. Shay became Acting Chairman. Messrs. Fine and Shay relinquished such additional duties effective January 15, 1997, when Mr. Aitken joined the Company.

                  In connection with Mr. Raymond's resignation as Chief Executive Officer of the Company, on May 14, 1996 the Company entered into an agreement with Mr. Raymond, which provided for, among other things: a cash payment to Mr. Raymond of $350,000 (which payment was made on May 23, 1996); the vesting of 46,667 unvested stock options previously granted to Mr. Raymond; until April 30, 2000, the voting of all shares of Common Stock held by Mr. Raymond in the same proportion as the votes cast by other shareholders at all meetings of shareholders; and the continuation of certain non-compete provisions applicable to him as well as other provisions customarily found in agreements of this kind. The Company also entered into a consulting agreement with Mr. Raymond, whereby among other things, Mr. Raymond will provide consulting services to the Company until April 30, 2000. Mr. Raymond will be compensated for such services at a rate equal to $150,000 per annum, less the amount by which certain amounts paid to or on his behalf exceed $60,000 per annum. In addition, on June 7, 1996, TWHH Funds L.P., a subsidiary of HPII, loaned the sum of $1,100,000 to Mr. Raymond until May 29, 1997, which loan is secured by a pledge of 150,000 shares of Common Stock owned by him.

                  Pursuant to a shareholders' agreement, dated as of August 5, 1994, by and among the Company, Paribas Principal, Inc., an affiliate of Banque Paribas, the Company's former principal senior lender ("Paribas Principal") and Mr. Raymond, upon the request of Paribas Principal, the Company and Mr. Raymond have agreed to use their best efforts to cause a representative of Paribas Principal to be elected to the Board of Directors.

                  Concurrent with the closing of, and pursuant to the terms of, the Subordinated Loan, Scott A. Shay, a designee of HPII, became a Director of the Company. Concurrent with the Second Closing of the Purchase Agreement, Messrs. Golush and Zalaznick, two additional designees of HPII became members of the Company's Board of Directors. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."


         BOARD COMMITTEES

                  The Company's Board of Directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

                  Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management; (iii) considering the adequacy of the internal accounting and control procedures of the Company; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Golush, Zalaznick and Vernon currently serve as members of the Audit Committee.

                  Compensation Committee. The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee currently consists of Messrs. Shay and Yoken.


         COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                  The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a
Section 16 report on a timely basis during the most recent fiscal year other than (i) Wayne A. Palladino, the Senior Vice President and Chief Financial Officer of the Company, who filed a Form 4 late with respect to two transactions that occurred in December 1995, (ii) H. Gene Berger, an Executive Vice President of the Company, who filed a Form 4 late with respect to one transaction that occurred in March 1996, (iii) Joseph J. Raymond, the former Chairman and Chief Executive Officer of the Company, who filed a Form 4 late with respect to one transaction that occurred in April 1996, (iv) Michael P. Garippa, a Vice President of the Company, who filed two Form 4s late with respect to two transactions that occurred in December 1995 and April 1996, and (v) Kevin M. Buhrman, a Vice President of the Company, who filed a Form 4 late with respect to one transaction that occurred in April 1996.


ITEM 11.          EXECUTIVE COMPENSATION.

                  The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the three years ended October 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS
                                                                          -----------------------
                                                       Annual             Restricted   Securities
NAME AND                           Fiscal           Compensation            Stock      Underlying      ALL OTHER
PRINCIPAL POSITION                  Year       Salary          Bonus        Awards       Options      COMPENSATION
--------------------------------   ------      ------         --------    ----------   -----------   --------------
Joseph J. Raymond(1)                1996       $158,654       $     --       $--             --       $415,577 (2)
 Former Chairman of the Board       1995        272,621             --        --         70,000             --
 and Chief Executive Officer        1994        151,036        150,000        --             --             --

Robert W. Fine(3)                   1996       $228,461       $     --       $--             --       $     --
 President and                      1995        218,000             --        --         15,000             --
 Chief Operating Officer            1994        135,000        100,000        --        100,000             --

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                        COMPENSATION AWARDS
                                                                                      -----------------------
                                                                 Annual               Restricted  Securities
NAME AND                                     Fiscal           Compensation              Stock     Underlying     ALL OTHER
PRINCIPAL POSITION                            Year      Salary          Bonus           Awards      Options     COMPENSATION
------------------                           ------     ------         --------       ----------  -----------  --------------
Vincent J. Caruso(4)                         1996       $161,538       $     --       $--         50,000       $ 10,267 (5)
 Executive Vice President                    1995             --             --        --             --             --
 and Chief Administrative Officer            1994             --             --        --             --             --

H. Gene Berger                               1996       $181,731       $     --       $--             --       $     --
  Executive Vice President                   1995        175,293             --        --         15,000             --
                                             1994        151,250         50,000        --         25,000             --

Wayne A. Palladino                           1996       $181,731       $     --       $--             --       $     --
 Senior Vice President and                   1995        174,134             --        --         15,000             --
 Chief Financial Officer                     1994        126,677         50,000        --         50,000             --


Michael P. Garippa                           1996       $129,087       $ 87,500       $--         10,000       $     --
  Vice President                             1995        125,000         87,500        --             --             --
                                             1994        123,154         87,500        --             --             --

------------------------------------



(1) Mr. Raymond resigned as Chief Executive Officer of the Company effective May 1996 and as Chairman of the Board effective August 1996.

(2) Includes $65,577 earned in respect of consulting services provided to the Company from May through October 1996 and $350,000 in a one-time payment pursuant to Mr. Raymond's termination agreement.

(3) Mr. Fine served as Acting Chief Executive Officer from May 1996 until January 1997.

(4) Mr. Caruso has been an Executive Vice President of the Company since January 1996.

(5)      Reflects reimbursements for moving expenses.


                  The following table sets forth certain information regarding individual options granted in fiscal 1996 to each of the Named Officers pursuant to the Company's 1992 Stock Option Plan. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                          OPTION GRANTS IN FISCAL 1996


                                          Percentage of                                     Potential Realizable Value at
                           Securities     Total Options                                        Assumed Annual Rates of
                           Underlying       Granted to                                       Stock Price Appreciation for
                             Options       Employees in     Exercise Price    Expiration            Option Term(3)
          NAME               Granted       Fiscal Year        Per Share          Date             5%              10%
          ----              ---------     -------------      -----------        ------      ------------------------------
Vincent J. Caruso........   50,000(1)         71.4%            $ 8.875         1/10/01         $122,600         $270,914
Michael P. Garippa.......   10,000(2)         14.3              10.000         4/26/01           26,628           61,051


------------------------------------


(1) Exercisable in three equal installments commencing immediately and then on the next two successive anniversaries of January 10, 1996.

(2) Exercisable in three equal installments commencing on the next three successive anniversaries of April 26, 1996.

(3) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

AGGREGATE OPTION EXERCISES IN FISCAL 1996 AND 1996 FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING              VALUE OF UNEXERCISED
                           SHARES                         UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                          ACQUIRED       VALUE              AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
           NAME          ON EXERCISE    REALIZED        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
Joseph J. Raymond          70,000       $183,750                 0 /      0           $      0 / $     0
Robert W. Fine                 --             --           128,045 /  5,000            762,337 /  12,813
Vincent J. Caruso              --             --            16,667 / 33,333             26,041 /  52,084
H. Gene Berger             49,941        354,331            94,768 /  5,000            610,829 /  12,813
Wayne A. Palladino          4,781         30,335           114,987 /  5,000            735,219 /  12,813
Michael P. Garippa             --             --            33,334 / 10,000            201,921 /   4,375


------------------------------------


(1) Calculated on the basis of $10.4375 per share, the closing sale price of the Common Stock as reported on the NASDAQ/NM on October 31, 1996, minus the exercise price.


         EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                  In January 1997, the Company entered into an employment agreement with Mr. Aitken, which expires in January 1998. The agreement will renew for one-year terms absent notice of non-renewal from either party. This agreement provides for a base salary of $250,000, increasing to $300,000 if the agreement is renewed. The agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of the Company (as defined therein), Mr. Aitken will be entitled to receive a cash payment of up to
2.9 times his average annual base salary during the preceding five years.

                  The Company has three-year employment agreements with Messrs. Fine, Palladino and Berger, each of which expires in October 1997. These employment agreements provide for base salaries of $220,000, $175,000 and $175,000, respectively, which base salaries are subject to review and adjustment by the Board of Directors of the Company. Each agreement contains, among other things, customary non-compete, non-solicitation, confidentiality and termination provisions and also provides that in the event of the termination of the executive following a "change of control" of the Company (as defined therein) or a significant change in the responsibilities of such person, each of Messrs. Fine, Palladino and Berger will be entitled to receive a cash payment of up to
2.9 times his base salary then in effect plus any accrued and unpaid bonuses and unreimbursed expenses.

                  In January 1996, the Company entered into a three-year employment agreement with Mr. Caruso, which expires in January 1999. This employment agreement provides for a base salary of $200,000, which base salary is subject to review and adjustment by the Board of Directors of the Company. The agreement contains, among other things, customary non-compete, non-solicitation, confidentiality and termination provisions and also provides that in the event of the termination of the executive, Mr. Caruso will be entitled to receive a cash payment of one times his base salary then in effect, except that, following a "change of control" of the Company (as defined therein) or a significant change in the responsibilities of such person, Mr. Caruso will be entitled to receive a cash payment of two times his base salary then in effect, plus any awarded and unpaid bonuses and unreimbursed expenses.

                  The Company had a three-year employment agreement with Michael
P. Garippa which expired in October 1996 subject to automatic one-year extensions absent notice of non-renewal from either party. Pursuant to such agreement, Mr. Garippa's agreement has been extended for an additional one-year period. The agreement provides for base compensation to Mr. Garippa of $125,000. In addition, Mr. Garippa's base salary will be reviewed periodically by the Compensation Committee and may be increased, subject to approval by such committee. Under the employment agreement, Mr. Garippa may receive bonuses from time to time as determined by the Compensation Committee. Mr. Garippa also is entitled to an advance of $87,500 in each year, to be credited against any bonuses he earns under his employment agreement. In the event Mr. Garippa fails to earn a bonus sufficient to cover any advances taken in any given year, any such deficiency will be carried forward to the next year and applied against future bonuses, if any. In the event that, among other things, Mr. Garippa's responsibilities are significantly diminished or upon his termination following a "change of control" of the Company (as defined therein), Mr. Garippa will be entitled to receive the remainder of his salary as then in effect together with any unpaid bonuses for the remainder of the term of the agreement. The agreement also contains, among other things, customary non-compete, non-solicitation, confidentiality and termination provisions.

                  Concurrent with the closing of the Subordinated Loan, each of Messrs. Fine, Palladino, Berger and Garippa waived any rights such individual may have had under his employment agreement with the Company to terminate such agreement and/or receive any severance payments thereunder as a result of any transactions with HPII.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  Until his resignation in August 1996, Mr. Raymond, the former Chairman of the Board and Chief Executive Officer of the Company, was also a member of the Compensation Committee. Mr. Raymond's prior employment agreement (which was terminated in May 1996 in connection with Mr. Raymond's resignation from the Company) was approved by the Compensation Committee and ratified by the Board of Directors, although Mr. Raymond did not vote on the approval of his employment agreement. Mr. Raymond's termination arrangement were approved by the Board of Directors. See "Certain Relationships and Related Transactions" and "Directors and Officers of the Registrant."


         STOCK OPTION PLANS

                  1992 Stock Option Plan. In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The 1992 Option Plan is administered by the Compensation Committee of the Board of Directors. The number of shares of Common Stock available for issuance thereunder is 1,500,000 shares.

                  Options granted under the 1992 Option Plan may be either incentive stock options ("Incentive Options"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify as Incentive Options ("NonQualified Stock Options"). Under the 1992 Option Plan, the Compensation Committee may grant (i) Incentive Options at an exercise price per share which is not less than the fair market value of a share of Common Stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company) and (ii) Non-Qualified Stock Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of Common Stock on the date on which such Non-Qualified Stock Options are granted). The 1992 Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Under the 1992 Option Plan, if an optionee's employment is terminated, generally the unexercised Incentive Options must be exercised within three months after termination. However, if the termination is due to the optionee's death or permanent disability, the option must be exercised within one year of the termination of employment. If the optionee's employment is terminated for cause by the Company, or if the optionee voluntarily terminates his employment, his options will expire as of the termination date. Any option granted under the 1992 Option Plan will be nontransferable, except by will or by the laws of descent and distribution, and may be exercised upon payment of the option price in cash or by delivery of shares of Common Stock with a fair market value equal to the option price.

                  Shares delivered under the 1992 Option Plan will be available from authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company. Shares of Common Stock that are subject to options under the 1992 Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 1992 Option Plan.

                  Effective January 10, 1996 and January 14, 1997, respectively, the Company granted to Mr. Caruso options under the 1992 Option Plan to purchase 50,000 shares and 25,000 shares of Common Stock at an exercise price of $8.875 per share and $12.00 per share, respectively.

                  On April 26, 1996 the Company granted to each of Messrs. Garippa and Buhrman options under the 1992 Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share.

                  Effective January 15, 1997, the Company granted to Mr. Aitken options under the 1992 Option Plan to purchase 500,000 shares of Common Stock at an exercise price of $11.375 per share.

                  1987 Stock Option Plan. The Company had a non-qualified stock option plan pursuant to which 203,007 shares of Common Stock were reserved for issuance (the "1987 Plan"). No additional options may be granted under the 1987 Plan and, as of January 22, 1997, there were no options outstanding under the 1987 Plan.

         EXECUTIVE BONUS PLAN

                  The Company has adopted a performance-based bonus plan pursuant to which it may grant bonuses to each of the Company's executive officers and certain other employees of the Company as may be designated by the Board of Directors. Under the bonus plan, participants may receive a bonus of up to 50% of their base salary. The grant of any bonus is within the sole discretion of the Compensation Committee and such bonuses may be paid, in whole or in part, in cash or in shares of Common Stock.


         INDEMNIFICATION

                  As permitted under the Business Corporation Law of the State of New York, the Company's Restated Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages for breach of a fiduciary duty owed to the Company or its shareholders. By its terms and in accordance with the law of the State of New York, however, this provision does not eliminate or otherwise limit the liability of a director of the Company for any breach of duty based upon (i) an act or omission (A) resulting from acts committed in bad faith or involving intentional misconduct or involving a knowing violation of law or (B) from which the director personally derived a financial benefit to which he was not legally entitled, or (ii) an improper declaration of dividends or purchases of the Company's securities.

                  The Company's Restated Certificate of Incorporation and By-Laws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by New York law. The Company also has entered into indemnification agreements with each of its directors and officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of January 22, 1997, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended (the "Securities Act"); and (iv) all directors and executive officers of the Company as a group (12 persons).

                                                     Numbers of Shares
                                                       Beneficially        Percentage
                  NAME                                    Owned         Beneficially Owned
                  ----                                   -------        ------------------
Timothy M. Aitken(1) ...........................         100,000               *
Joseph J. Raymond(2)(3) ........................         702,970             7.0%
Robert W. Fine(4) ..............................         148,621             1.5%
Vincent J. Caruso(5) ...........................          41,667               *
Elliott H. Vernon(6) ...........................          21,376               *
Richard A. Yoken(6) ............................          18,000               *
Wayne A. Palladino .............................          89,190               *
H. Gene Berger(7)(8) ...........................         163,515             1.6%
Michael P. Garippa(9) ..........................          40,752               *
Scott A. Shay(10) ..............................       7,400,000            56.8%
David M. Golush ................................              --              --
Robert Zalaznick ...............................              --              --
Hyperion Partners II L.P.(11) ..................       7,400,000            56.8%
All executive officers and directors as
   a group (12 persons)(8)(10)(12) ..........          8,085,361            59.9%


------------------------------------


 *       Less than one percent.

(1) Includes 100,000 shares subject to options exercisable within 60 days from January 22, 1997.

(2)      The address of Mr. Raymond is 17140 Coral Cove Way, Boca Raton, Florida
         33496.

(3)      Includes an aggregate of 37,764 shares held by the following trusts:
         (i) the James Richard Raymond Irrevocable Trust; (ii) the Jeffrey Raymond Children's Irrevocable Trust; (iii) the Joseph J. Raymond Children's Irrevocable Trust; and (iv) the Lori Mulligan Children's Irrevocable Trust. Mr. Raymond and his wife are the sole trustees of each of the foregoing trusts. Mr. Raymond disclaims beneficial ownership of the shares held by each of the foregoing trusts.

(4) Includes 128,045 shares subject to options exercisable within 60 days from January 22, 1997.

(5) Includes 41,667 shares subject to options exercisable within 60 days from January 22, 1997.

(6) Includes 15,000 shares subject to options exercisable within 60 days from January 22, 1997.

(7) Includes 94,768 shares subject to options exercisable within 60 days from January 22, 1997.

(8) Includes an aggregate of 2,000 shares and 3,100 shares issuable upon exercise of the Company's Public Warrants owned by the wife and one child of Mr. Berger, an Executive Vice President of the Company, as to which Mr. Berger disclaims beneficial ownership. Also includes an aggregate of 372 Public Warrants owned jointly by Mr. Berger and his wife.

(9) Includes 33,334 shares subject to options exercisable within 60 days from January 22, 1997.

(10) Includes 4,400,000 shares of Common Stock and the 3,000,000 shares of Common Stock underlying the Warrants included in the Units which HPII (an affiliate of Mr. Shay) has purchased and as to which Mr. Shay disclaims beneficial ownership. Excludes any shares of Common Stock included in the Additional Shares. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders".

(11) Includes 3,000,000 shares subject to Warrants exercisable within 60 days from January 22, 1997. The address of Hyperion Partners II L.P. is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. Excludes any shares of Common Stock included in the Additional Shares. See
         "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders".

(12) Includes all shares held by Messrs. Aitken, Fine, Caruso, Vernon, Yoken, Palladino, Berger, Garippa and one other executive officer, and those shares subject to publicly traded warrants or options held by such individuals exercisable within 60 days from January 22, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         TRANSACTIONS WITH PRINCIPAL SHAREHOLDERS

                  Effective January 7, 1994, Joseph J. Raymond, Elliott H. Vernon, Kinder Investments, L.P. and a former director of the Company (collectively, the "Holders") have been granted demand and piggyback registration rights which presently cover approximately 709,346 shares of Common Stock. The registration rights will expire on February 7, 1999. The Holders have the right to cause the Company, on two separate occasions (the first at the Company's expense and the second at the Holders' expense) to use its best efforts to effect registration under the Securities Act of the shares of Common Stock of the demanding Holders. Holders who in the aggregate hold at least 50% of the subject Common Stock must make such demand in order for the Company to be required to effect such registration. In addition, if the Company proposes to register any of its Common Stock under the Securities Act, the Company is required to notify the Holders and to use its best efforts to include in such registration all shares of Common Stock of the Holders requested to be included therein by the Holders.

                  On November 20, 1995, the Company entered into a Purchase Agreement with HPII pursuant to which HPII purchased an aggregate of 4,400,000 Units, at a purchase price of $9.00 per Unit for an aggregate purchase price of $39,600,000. Such Units represent an aggregate of 4,400,000 shares of Common Stock and Warrants to purchase an additional 3,000,000 shares of Common Stock. The aggregate number of shares represented (assuming all the Warrants are exercised), therefore, by all of the Units sold to HPII in connection with the Purchase Agreement was 7,400,000.

                  The Warrants issued to HPII grant the holder thereof the right to purchase a share of Common Stock upon payment of the exercise price of $12.45 per whole share of Common Stock. The Warrants are exercisable at any time after issuance thereof until the fifth anniversary of the original issuance date. The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price therefore (and, in certain instances, a related change in the number of shares of Common Stock underlying each Warrant) upon the occurrence of certain events, such as stock dividends, stock splits, mergers, a sale of substantially all of the Company's assets and other extraordinary events, as well as the issuance by the Company of shares of Common Stock at a purchase price below the then effective exercise price of the Warrants (which initially is $12.45 per share).

                  Pursuant to the Registration Agreement entered into at the Initial Closing, the Company granted to HPII registration rights with respect to the Registrable Securities. The Registration Agreement also grants to the holders certain "piggyback" rights to have included in a registration statement to be filed by the Company for either its own benefit or for the registration of securities for the account of other shareholders of the Company. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registrations. The Registration Agreement precludes the Company from granting any further registration rights without the consent of HPII.

                  On January 10, 1996, HPII loaned to the Company the Subordinated Loan. The Subordinated Loan bore interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and was repaid on July 31, 1996 with proceeds from the Second Closing.

                  The Subordinated Loan provided that at the closing thereof the number of directors constituting the Company's Board of Directors would be increased to seven (7) and that HPII would have the right to designate one director. Pursuant to such rights, HPII designated Mr. Shay to serve as a director of the Company.

                  Concurrent with the Second Closing, the Purchase Agreement provided that the Company's Board of Directors would continue to be comprised of seven (7) members with two (2) additional designees to be appointed by HPII. At the Second Closing, HPII designated Messrs. Golush and Zalaznick to serve on the Board of Directors. HPII's right to designate such three (3) directors will expire on the fifth anniversary of the Second Closing.

                  The Purchase Agreement also provides that for a period of five
(5) years commencing on the Initial Closing, all shares of Common Stock held by HPII will be voted by HPII on any matter submitted to the shareholders in the same proportion as the votes cast by the other holders of Common Stock. Notwithstanding the foregoing, HPII retains its right to vote its shares of Common Stock in any manner it chooses with respect to the following specified matters: (i) the election to the Board of Directors of HPII's designees; (ii) amendments to the Company's By-Laws or Certificate of Incorporation; (iii) mergers and the sale, lease or exchange of the Company's assets; (iv) the authorization or issuance of Company securities; (v) a reclassification of securities or reorganization of the Company; (vi) the liquidation or dissolution of the Company; and (vii) any affiliated party transaction. The Purchase Agreement provides that the requirement that HPII votes its shares in proportion with all other shareholders shall terminate in the event that the aggregate number of shares of Common Stock owned by Messrs. Raymond, Fine, Palladino and Berger shall be less than 415,000 shares or on the date when any person or group unaffiliated with HPII becomes the beneficial owner of 25% or more of the then-outstanding shares of the Company's capital stock.

                  Messrs. Raymond, Fine, Palladino and Berger have agreed in their individual capacities to take all steps necessary, including voting their shares for the election of HPII's designees to the Board of Directors, and to utilize their best efforts, to secure the election by the Company's shareholders of HPII's designees to the Board of Directors. The Company has also agreed to such provisions (other than the voting of shares).

                  The Purchase Agreement further provides that commencing on the Second Closing, all actions to be taken by the Board of Directors will require the affirmative vote of a majority of the directors present at a duly constituted meeting (which is the status currently), except that it shall require the affirmative vote of 66-2/3% of the entire Board of Directors to authorize any action taken with respect to a proposed acquisition, whether by purchase of stock or assets, of another company and any action to increase above seven (7) the number of directors constituting the entire Board of Directors, except in connection with the appointment of the Paribas Principal designee. See "Directors and Officers of the Registrant."

                  In connection with the pending HMI acquisition, HPII has purchased certain of HMI's trade payables aggregating approximately $18,000,000 at various discounts. Provided that the HMI acquisition is consummated, HPII has agreed to extend a 10% discount of the outstanding face amount of such payables to the Company. The members of the Company's Board of Directors who are not affiliated with HPII approved such transaction on November 14, 1996.

                  On January 8, 1997, the Company entered into a stock purchase agreement with HPII pursuant to which HPII agreed, subject to the conditions stated therein, to purchase the Additional Shares. Consummation of this transaction is subject to, among other things, receipt of applicable regulatory approvals and completion of the HMI acquisition. The Additional Shares are also covered by the Registration Agreement.

                  On August 5, 1994, the Company issued to Paribas Principal 225,000 shares of Common Stock and on December 12, 1994, Paribas Principal purchased an additional 200,000 shares of Common Stock at a price of $8.43 per share, pursuant to an agreement with the Company. The Company has also entered into a shareholders agreement and a registration rights agreement with Paribas Principal. The registration rights agreement precludes the Company from granting further registration rights with respect to its Common Stock without the consent of Paribas Principal. In addition, the Company paid approximately $298,750 to Banque Paribas in fees and expenses in fiscal 1996 in connection with the Paribas Credit Agreement.


         TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

                  On December 14, 1992, Mr. Fine and Robert P. Giuliano, formerly a principal shareholder of the Company, each sold 6,666 shares of Common Stock at a price of $5.00 per share to each of Messrs. Berger, Palladino and Buhrman, respectively. On such date, the Company loaned Messrs. Berger, Palladino and Buhrman the funds necessary to consummate such purchases. These loans bear interest at the prime rate of the Company's principal lender plus 1% per annum, are secured by a pledge of the purchased stock, but are otherwise non-recourse to such purchasers. Interest only is payable on these loans, until April 30, 1997, when the entire principal balance and all accrued interest shall be due and payable.

                  Messrs. Raymond, Fine, Berger and Palladino (collectively, the "Restricted Transferees") have entered into a stock restriction agreement (the "Restriction Agreement"), pursuant to which they have agreed to limit the transferability of their shares of Common Stock as well as other "Common Equivalents" to the extent described therein. Unless otherwise consented to in writing by HPII, none of the Restricted Transferees may transfer any of his shares of Common Stock or other Common

Equivalents owned by him if, at the time of such transfer or after giving effect thereto, the Restricted Transferee's "Shareholder Percentage" would be less than the lesser of 0.75 and the "HPII Percentage." For purposes of the Restriction Agreement, the term "Shareholder Percentage" means a fraction, the denominator of which is the number of Common Equivalents that such shareholder and his related persons owned or had the right to acquire on the date of the Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by such Restricted Transferee; and the term "HPII Percentage" means a fraction, the denominator of which is the number of Common Equivalents purchased by HPII or which HPII has the right to purchase pursuant to the Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by HPII. The effect of the Restriction Agreement, in general, is to limit a Restricted Transferee's ability to sell his shares of Common Stock to the extent that his shareholdings would be less than 75% of his current holdings or, if less, the HPII Percentage.

                  Certain directors and executive officers of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation -- Stock Option Plans."

                  Mr. Raymond has received certain payments from the Company in connection with his resignation as Chief Executive Officer and has also entered into a consulting agreement with the Company. See "Directors and Officers of the Registrant."

                  The Company has agreed to pay to an affiliate of Mr. Aitken, the sum of $96,000 for consulting services rendered in connection with potential financing opportunities. Such amount will be paid in fiscal 1997.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                            FINANCIAL STATEMENTS INDEX                      Page
                                                                            ----
Report of Independent Accountants                                            F-1

Consolidated Balance Sheets -- October 31, 1996 and October 31, 1995         F-2

Consolidated Statements of Operations -- For the Years Ended
October 31, 1996, 1995 and 1994                                              F-3

Consolidated Statements of Changes in Stockholders' Equity -- For the
Years Ended October 31, 1996, 1995 and 1994                                  F-4

Consolidated Statements of Cash Flows -- For the Years Ended
October 31, 1996, 1995 and 1994                                              F-5

         Notes to Consolidated Financial Statements                      F-7

         Quarterly Financial Information (Unaudited)                     F-32

(a)(2)   Financial Statements Schedule Index

         Schedule VIII -- Valuation and Qualifying Accounts              S-1

         Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated July 31, 1996 on or about August 13, 1996, whereby in Item 5 it described the Credit Facility.

         (c) The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

         Exhibit
         Number                                    Title
         ------                                    -----

          3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement (No. 33-50876) on Form S-1).

          3.2* Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 28, 1995.

          3.3* Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on October 9, 1996.

          3.4*             Restated By-laws of the Company, as amended.

          4.1 Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement (No. 33-50876) on Form S-1).

          4.2 Warrant Agreement, including form of Redeemable Warrant, dated December 7, 1992 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement (No. 33-50876) on Form S-1).

          4.3 Warrant Agreement, dated December 7, 1992, including form of Warrant (incorporated herein by reference to Exhibit 1.2 to the Company's Registration Statement (No. 33-50876) on Form S-1).

         10.1 Amended Credit Agreement, dated as of March 1, 1995, by and among the Company and Banque Paribas, as Agent (incorporated herein by reference to

                           Exhibit 3 to the Company's Current Report on Form 8-K dated August 5, 1994).

         10.2 Subsidiaries Guaranty, dated as of August 5, 1994, made by MK, PromptCare, Steri, TNI, RespiFlow and Radamerica (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.3 Pledge Agreement, dated as of August 5, 1994, made by the Company, MK, PromptCare, Steri, TNI, Radamerica, RespiFlow and Banque Paribas, as Pledgee (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.4 Security Agreement, dated as of August 5, 1994, by and among the Company, MK, PromptCare, Steri, TNI, Radamerica, RespiFlow and Banque Paribas (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.5 Shareholders Agreement, dated as of August 5, 1994, by and among the Company, Joseph J. Raymond and Paribas Principal (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.6 Registration Rights Agreement, dated as of August 5, 1994, by and among the Company and Paribas Principal (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.7 Employment Agreement, dated as of October 31, 1994, between Joseph J. Raymond and the Company (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.8 Employment Agreement, dated as of October 31, 1994, between Robert W. Fine and the Company (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.9 Employment Agreement, dated as of October 31, 1994, between Wayne A. Palladino and the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.10 Employment Agreement, dated as of October 31, 1994, between H. Gene Berger and the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.11 Lease Agreement, dated as of January 23, 1995, between and among Liberty Property Limited Partnership and RespiFlow & MK (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1994).

         10.12 United States Home Health Care Corp. 1987 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.5(a) to the Company's Registration Statement (No. 33-50876) on Form S-1).

         10.13 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.14 Lease Agreement between RReef USA Fund-III and the Company commencing April 7, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.15 Lease Agreement, dated August 28, 1992, between Cynwyd Investments and TNI, as amended (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement (No. 33-50876) on Form S-1).

         10.16(a) Lease Agreement, dated July 29, 1991, between Collingwood Plaza Associates and TNI (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement (No. 33-50876) on Form S-1).

         10.16(b) Amendment to Lease Agreement, dated February 4, 1992, between Collingwood Plaza Associates and TNI (incorporated herein by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.17 Agreement, dated June 5, 1992, among Kinder Investments L.P., Richard Elkin, Joseph J. Raymond, Elliott H. Vernon and United States Home Health Care Corp. regarding Buy-Out and Registration Rights, as amended (incorporated herein by reference to Exhibit
                           10.14 to the Company's Registration Statement (No. 33-50876) on Form S-1).

         10.18 Employment Agreement, dated as of October 1, 1993, between Michael P. Garippa and the Company (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

         10.19* Lease Agreement between Transworld Home HealthCare-Nursing Division, Inc. and Pond View Associates dated November 4, 1996.

         10.20 Lease Agreement, dated February 13, 1993, between Tices Realty Associates Limited Partnership and CHCS (incorporated herein by reference to Exhibit
                           10.14 to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

         10.21 Lease Agreement, dated January 30, 1993, between Villa Contracting Co., Inc. and PromptCare, and related first lease addendum dated July 21, 1993 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

         10.22 Lease Agreement, dated May 29, 1992, between George and Arlene Groch d/b/a Gear Associates and PromptCare (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

         10.23 Amended and Restated Management Agreement, dated as of November 1, 1994, between MK, RespiFlow, DermaQuest and E/L Associates (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1994).

         10.24 Lease Agreement, dated March 6, 1992, between Saint Joseph Hospital, Inc. and Radamerica (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.25 Lease Agreement, dated October 31, 1989, by and between GS Properties, Inc. and Radamerica (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.26(a) Lease Agreement, dated December 15, 1984, by and between Whitesquare Limited Partnership and Seymour Weiner, M.D., P.A. (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.26(b) Addendum to Lease Agreement, dated May 14, 1985, by and between Whitesquare Limited Partnership and Seymour Weiner M.D., P.A. (incorporated herein by reference to Exhibit 10.26(b) to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1994).

         10.26(c) Assignment of Lease, dated June 10, 1989, by and between Seymour Weiner, MD, P.A., Radamerica and Whitesquare Limited Partnership (incorporated herein by reference to Exhibit 10.26(c) to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.26(d) Lease Extension Agreement, dated September 28, 1994, by and between Whitesquare Limited Partnership and Radamerica (incorporated herein by reference to Exhibit 10.26(d) to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.27* Commercial Lease between Transworld Home HealthCare-Nursing Division, Inc. and Ocean County Investment, Inc. dated November 5, 1996.

         10.28 Lease Agreement, dated March 14, 1994, between Watson and Brutz I and TNI (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.29* Sublease Agreement between the Company and Great Valley Products-M, Inc. dated May 17, 1996.

         10.30* Commercial Lease Agreement between the Company and Goodwin Enterprises dated April 3, 1996.

         10.31 Form of Indemnification Agreement with the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.32 Incentive Bonus Program of the Company (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.33* Lease between Transworld Nurses, Inc. and Pelican Bay Professional Village Associates dated May 1, 1996.

         10.34 Amendment Agreement, dated as of May 19, 1995, to the Stock Purchase Agreement, dated as of June 30, 1995, between Shlomo Appel and the Company (incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.35 Amendment Agreement, dated as of May 19, 1995, to the Stock Purchase Agreement, dated as of June 30, 1995, between Jack Schiff and the Company (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.36 Amendment Agreement, effective as of May 5, 1995, to the Stock Purchase Agreement, dated as of April 1, 1995, as amended, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.37 Amended and Restated Asset Purchase Agreement, dated as of March 1, 1995, among DermaQuest, Precision, and Les Capella (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

         10.38 Asset Purchase Agreement between PromptCare and DVLC effective as of January 1, 1995 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on or about February 15,
                           1995).

         10.39 Lease Agreement, effective as of January 1, 1995, between PromptCare and DVLC (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.40 DermaQuest Amendment Agreement, dated as of March 1, 1995, among the Company, Edward Mashek, Walter Kraemer, Lorraine Andrews and E/L Associates (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995).

         10.41 Assumption Agreement, dated as of March 1, 1995, made by DermaQuest to the Company, MK, PromptCare, Steri, TNI, RespiFlow, Radamerica, and Banque Paribas (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.42 Subsidiary Acknowledgement, dated as of March 1, 1995, by MK, PromptCare, Steri, TNI, RespiFlow, and Radamerica to Banque Paribas (incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.43 Borrower Acknowledgement, dated as of March 1, 1995, by the Company to Banque Paribas (incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.44 Asset Purchase Agreement, dated as of May 28, 1993, among TNI, CHCS and others (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
                           1993).

         10.45 Exchange Offer and Confidential Investment Summary, dated August 23, 1993, (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 30, 1993).

         10.46 Stock Purchase Agreement, dated as of April 1, 1994, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 3, 1994).

         10.47 Amendment, dated July 29, 1994, to the Stock Purchase Agreement (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 5, 1994).

         10.48 Stock Purchase Agreement, dated as of June 21, 1994, as amended, among the Company, David P. Spearman, Cengiz Aygun, M.D., Lawrence J. Scharf, M.D. and Melvin Jeffers (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 5, 1994).

         10.49 Amendment, dated November 28, 1994, to the Stock Purchase Agreement, as amended (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to the Company's Current Report on Form 8-K, originally filed on May 3, 1994).

         10.50 Stock Purchase Agreement, dated as of June 30, 1994, between the Company and Shlomo Appel (incorporated herein by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.51 Stock Purchase Agreement, dated as of June 30, 1994, between the Company and Jack Schiff (incorporated herein by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

         10.52 Stock Purchase Agreement, dated as of November 1, 1994, by and among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 28, 1994).

         10.53 Employment Agreement, dated as of January 2, 1996, (and related letter agreement) between the Company and Vincent J. Caruso. (incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.54 Amendment to Amended and Restated Management Agreement, dated as of November 1, 1995, between the Company and E/L Associates (incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended October 31,
                           1995).

         10.55 DermaQuest Amendment Agreement, dated as of November 1, 1995, which amended a Stock Purchase Agreement, dated as of November 1, 1994, among the Company and Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.56 Unit Purchase Agreement, dated as of November 20, 1995, as amended, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.57 Subordinated Note Purchase Agreement, dated as of January 10, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

         10.58 Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 31, 1996).

         10.59* Pledge Agreement dated as of July 31, 1996 in favor of Bankers Trust Company, as Collateral Agent.

         10.60* Security Agreement among the Company, Various Subsidiaries and Bankers Trust Company, as Collateral Agent dated as of July 31, 1996.

         10.61*            Subsidiaries Guaranty dated as of July 31, 1996.

         10.62 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

         10.63 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

         10.64             Agreement dated May 14, 1996 between HPII and Joseph
                           J. Raymond relating to loan transaction (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

         10.65 Amendment dated February 16, 1996 to Subordinated Note Purchase Agreement, dated January 10, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
                           1996).

         10.66 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as amended on February 16, 1996, between the Company and HPII (incorporated herein by reference to Exhibit
                           10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

         10.67 Purchase and Sale Agreement, dated as of November 12, 1996, between the Company and European American Bank (incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22,
                           1996).

         10.68 Purchase and Sale Agreement, dated of November 12, 1996, between the Company and the Chase Manhattan Bank (incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

         10.69 First Amendment to Credit Agreement and to Pledge Agreement, dated as of November 13, 1996, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

         10.70 Agreement, dated as of November 13, 1996, between the Company, HMI, Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc. and HMI Maryland, Inc. (incorporated herein by reference to Exhibit 8 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

         10.71* Subsidiary Assumption Agreement, dated as of November 13, 1996, among Transworld Acquisition Corp., IMH Acquisition Corp. and Bankers Trust Company, as Agent and as Collateral Agent.

         10.72 Agreement and Plan of Merger, dated as of November 13, 1996, among the Company, IMH Acquisition Corp. and HMI (incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

         10.73 Stock Purchase Agreement, dated as of November 13, 1996, between HMI and the Company (incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

         10.74* Lease between Farmacia Santurce and Transworld Healthcare Puerto Rico, Inc. dated February 14, 1996.

         10.75* Lease Agreement between Realty Sites and the Company dated August 6, 1996.

         10.76 Asset Purchase Agreement, dated as of October 14, 1996, between RespiFlow, Health Meds, O.W. Edwards and Rick Hedrick (incorporated herein by reference to Exhibit A to the Company's Current Report on Form 8-K dated October 28, 1996).

         10.77 Asset Purchase Agreement, dated as of October 31, 1996, between Transworld Acquisition Corp., the Company, USNJ and U.S. HomeCare Corporation (incorporated herein by reference to Exhibit B to the Company's Current Report on Form 8-K dated October 28, 1996).

         10.78 DermaQuest Amendment Agreement, dated as of February 1, 1996, among the Company, DermaQuest, Edward Mashek, Walter Kraemer and Lorraine

                           Andrews (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996).

         10.79* Stock Purchase Agreement, dated January 8, 1997, by and between the Company and HPII.

         10.80* Employment Agreement, dated as of January 13, 1997, between the Company and Timothy M. Aitken.

         10.81 Second Amendment to Credit Agreement, dated as of January 13, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 22, 1997).

         10.82 Letter Agreement amending Merger Agreement, dated January 13, 1997, between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997).

         11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

         21.1*             Subsidiaries of the Company.

         23.1* Consent of Coopers & Lybrand L.L.P., independent accountants of the Company.

         27*               Financial Data Schedule
---------------------------


*Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANSWORLD HOME HEALTHCARE, INC.


                                             By:   /s/ Timothy M. Aitken
                                                  ------------------------------
                                                   Timothy M. Aitken
                                                   Chairman of the Board and
                                                     Chief Executive Officer
Date:  January 27, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                           Title                               Date
               ---------                                           -----                               ----
/s/ Timothy M. Aitken                          Chairman of the Board and Chief Executive         January 27, 1997
---------------------------------------        Officer (Principal Executive Officer)
     Timothy M. Aitken

                                               President, Chief Operating Officer and            January 27, 1997
/s/ Robert W. Fine                             Director
---------------------------------------
     Robert W. Fine

                                               Senior Vice President and Chief Financial         January 27, 1997
/s/ Wayne A. Palladino                         Officer (Principal Financial and Accounting
---------------------------------------        Officer)
     Wayne A. Palladino


/s/ Richard A. Yoken                           Director                                          January 27, 1997
---------------------------------------
     Richard A. Yoken


/s/ Elliott H. Vernon                          Director                                          January 27, 1997
---------------------------------------
     Elliott H. Vernon


/s/ Scott A. Shay                              Director                                          January 27, 1997
---------------------------------------
     Scott A. Shay


/s/ David M. Golush                            Director                                          January 27, 1997
---------------------------------------
     David M. Golush


/s/ Robert Zalaznick                           Director                                          January 27, 1997
---------------------------------------
     Robert Zalaznick

TRANSWORLD HOME HEALTHCARE, INC.


Financial Statements Index                                      Page


Report of Independent Accountants                                F-1

Consolidated Balance Sheets - October 31, 1996
  and October 31, 1995                                           F-2

Consolidated Statements of Operations - For the
  Years Ended October 31, 1996, 1995 and
  1994                                                           F-3

Consolidated Statements of Changes in
  Stockholders' Equity - For the Years Ended
  October 31, 1996, 1995 and 1994                                F-4

Consolidated Statements of Cash Flows - For the
  Years Ended October 31, 1996, 1995 and 1994                    F-5

Notes to Consolidated Financial Statements                       F-7

Quarterly Financial Information (Unaudited)                     F-32



Financial Statements Schedule Index

Schedule VIII - Valuation and Qualifying Accounts                S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Transworld Home HealthCare, Inc.:

We have audited the consolidated financial statements and the financial statements schedule of Transworld Home HealthCare, Inc. (the "Company") as listed in the index on page F-(i) of this Form 10-K. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes.



                                                  Coopers & Lybrand L.L.P.


New York, New York
December 20, 1996, except as to the
information presented in the last
five paragraphs in Footnote 12 for
which the date is January 14, 1997.

TRANSWORLD HOME HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           October 31,        October 31,
                                               1996              1995
                                           -----------        -----------

                ASSETS
Current assets:
  Cash and temporary investments             $ 4,598            $   915
  Accounts receivable, less allowance
    for doubtful accounts of $5,471
    and $5,137                                24,414             18,906
  Inventories                                  1,829              1,556
  Deferred income taxes                        2,902              2,469
  Prepaid expenses and other                     600
    current assets                             2,204              1,647
                                            --------            -------
        Total current assets                  36,547             25,493

Property & equipment, net                      3,934              4,062
Notes receivable, related parties                964                964
Intangible assets, net                        44,496             42,037
Other assets                                   4,786              2,356
                                            --------            -------
        Total assets                         $90,727            $74,912
                                            ========            =======


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Short-term debt                           $                   $ 1,000
  Current portion of long-term debt,
    including obligations under
    capital leases                                21              3,908
  Accounts payable                             2,975              3,969
  Accrued expenses                             5,548              5,564
  Acquisitions payable                         1,802             15,062
  Income taxes payable                                              696
                                           ---------            -------
        Total current liabilities             10,346             30,199

Long-term debt, including obligations
  under capital leases                        12,505             20,264
Deferred income taxes and other                  651                363
                                           ---------            -------
        Total liabilities                     23,502             50,826
                                           ---------            -------
Commitments and contingencies (Note 11)

Stockholders' equity
  Preferred stock, $.01 par value;
    authorized 2,000 shares, issued
    and outstanding - none
  Common stock, $.01 par value;
    authorized 30,000 shares, issued and
    outstanding 9,940 and 5,060 shares            99                 51
  Additional paid-in capital                  62,221             19,713
  Retained earnings                            4,905              4,322
                                           ---------            -------

        Total stockholders' equity            67,225             24,086
                                          ----------            -------
        Total liabilities and
          stockholders' equity              $ 90,727            $74,912
                                          ==========            =======

See notes to consolidated financial statements.

TRANSWORLD HOME HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       YEAR ENDED OCTOBER 31,
                                                                               ---------------------------------------
                                                                                 1996           1995            1994
                                                                               --------        --------       --------
Revenues:
    Net patient services                                                       $ 19,164        $ 18,870       $ 12,150
    Net infusion services                                                         9,970           9,935         10,551
    Net respiratory, medical equipment and supplies sales                        47,170          42,782         17,022
                                                                               --------        --------       --------
          Total revenues                                                         76,304          71,587         39,723
                                                                               --------        --------       --------

Cost of revenues:
    Patient services                                                             10,174           9,830          7,311
    Infusion services                                                             6,025           6,102          4,830
    Respiratory, medical equipment and supplies sales                            18,481          16,798          6,668
                                                                               --------        --------       --------
          Total cost of revenues                                                 34,680          32,730         18,809
                                                                               --------        --------       --------

          Gross profit                                                           41,624          38,857         20,914

Selling, general and administrative expenses                                     33,552          29,774         15,968
Non-recurring charges                                                                             3,898
                                                                               --------        --------       --------

          Operating income                                                        8,072           5,185          4,946

Interest expense, net                                                             4,352           3,699            809
                                                                               --------        --------       --------

          Income before income taxes, extraordinary loss
              and cumulative effect of an accounting change                       3,720           1,486          4,137

Provision for income taxes                                                        1,702             627          1,656
                                                                               --------        --------       --------

          Income before extraordinary loss and
              cumulative effect of an accounting change                           2,018             859          2,481

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $879)                                          (1,435)
Cumulative effect of change in method of accounting for income taxes                                               300
                                                                               --------        --------       --------

          Net income                                                           $    583        $    859       $  2,781
                                                                               ========        ========       ========

Primary income per share of common stock from:
    Income before extraordinary loss and
          cumulative effect of an accounting change                            $    .26        $    .13       $    .50
    Extraordinary loss on early extinguishment of debt                             (.18)
    Cumulative effect of change in method of accounting for income taxes                                           .06
                                                                               --------        --------       --------

          Net income per share                                                 $    .08        $    .13       $    .56
                                                                               ========        ========       ========

Fully diluted income per share of common stock from:
    Income before extraordinary loss and
          cumulative effect of an accounting change                            $    .26        $    .13       $    .47
    Extraordinary loss on early extinguishment of debt                             (.19)
    Cumulative effect of change in method of accounting for income taxes                                           .06
                                                                               --------        --------       --------

          Net income per share                                                 $    .07        $    .13       $    .53
                                                                               ========        ========       ========

Weighted average number of common shares outstanding:
    Primary                                                                       7,741           6,776          5,006
                                                                               ========        ========       ========
    Fully diluted                                                                 7,833           6,832          5,205
                                                                               ========        ========       ========


See notes to consolidated financial statements.

TRANSWORLD HOME HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)



                                                          COMMON STOCK            ADDITIONAL
                                                     ----------------------        PAID-IN      RETAINED
                                                     SHARES         AMOUNT         CAPITAL      EARNINGS        TOTAL
                                                     -------        -------        -------       -------       -------
Balance, October 31, 1993                              3,993        $    40        $10,304       $   682       $11,026

Net income                                                                                         2,781         2,781

Issuance of common stock for:
         Acquisition of Radamerica, Inc.                 250              3          4,997                       5,000
         Deposit on acquisition of VIP                   146              1            749                         750
         Debt financing fees                             225              2          1,242                       1,244
         Exercise of stock options                        27                            66                          66

Repurchase of warrants                                                                (656)                       (656)

Issuance of stock options for debt
         financing                                                                     160                         160
                                                     -------        -------        -------       -------       -------

Balance, October 31, 1994                              4,641             46         16,862         3,463        20,371

Net income                                                                                           859           859

Issuance of common stock for:
Exercise of warrants                                     200              2          1,684                       1,686
Exercise of stock options, including
         tax benefit                                     219              3          1,167                       1,170
                                                     -------        -------        -------       -------       -------

Balance, October 31, 1995                              5,060             51         19,713         4,322        24,086

Net income                                                                                           583           583

Issuance of common stock for:
         Private offering                              4,400             44         38,307                      38,351
         Payment on acquisition payable                  370              4          3,828                       3,832
         Exercise of stock options and
               warrants, including tax benefit           110                           373                         373
                                                     -------        -------        -------       -------       -------

Balance, October 31, 1996                              9,940        $    99        $62,221       $ 4,905       $67,225
                                                     =======        =======        =======       =======       =======


See notes to consolidated financial statements.

TRANSWORLD HOME HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                            YEAR ENDED OCTOBER 31,
                                                                               -----------------------------------------------
                                                                                  1996              1995               1994
                                                                               ---------         -----------        ----------
Cash flows from operating activities:
    Net income                                                                  $    583             $   859         $   2,781
    Adjustments to reconcile net income to net
       cash (used in) provided by operating
        activities:
            Depreciation and amortization                                          1,191               1,267               684
            Amortization of goodwill                                               1,074                 834               186
            Amortization of other intangible assets                                  494                 677               284
            Amortization of debt discount and
                issuance costs                                                       912                 902               158
            Provision for doubtful accounts                                        6,394               5,732             2,981
            Deferred income taxes                                                   (200)             (1,866)             (286)
            Extraordinary loss on early extinguishment of debt                     2,314
            Cumulative effect of change in
                accounting for income taxes                                                                               (300)
    Changes in assets and liabilities, excluding
        the effect of businesses acquired:
            Increase in accounts receivable                                      (11,426)            (11,990)           (1,097)
            (Increase) decrease in inventories                                       (92)                 17              (272)
            Increase in prepaid expenses and other assets                         (1,511)                (83)           (1,124)
            (Decrease) increase in accounts payable                               (1,123)              2,029              (654)
            (Decrease) increase in accrued
                expenses and other liabilities                                    (1,873)                287               407
                                                                               ---------         ----------        ----------

                Net cash (used in) provided by
                    operating activities                                          (3,263)             (1,335)            3,748
                                                                               ---------         ----------        ----------

Cash flows (used in) provided by investing activities:
    Capital expenditures                                                          (1,040)             (1,066)             (456)
    Notes receivable - related parties                                                                   161            (1,125)
    Contract deposit on acquisition                                                                                       (750)
    Acquisitions - net of cash acquired                                           (1,785)             (3,529)          (12,832)
    Payment on acquisition payable                                               (11,078)             (5,957)
                                                                               ---------         -----------        ----------

                Net cash used in investing activities                            (13,903)            (10,391)          (15,163)
                                                                               ---------         -----------        ----------

                                                                                                                    (Continued)

See notes to consolidated financial statements.

TRANSWORLD HOME HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                      YEAR ENDED OCTOBER 31,
                                                                               -------------------------------------
                                                                                  1996        1995           1994
                                                                               ----------   ---------    -----------
Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock                                 $   39,600
        Payment of costs associated with
            issuance of common stock                                               (1,249)
        Payments on notes payable                                                 (10,013)
        Proceeds from notes payable                                                10,000
        Payments on short-term debt                                                (2,000)  $  (5,000)   $    (4,749)
        Proceeds from short-term debt                                               1,000       1,000          6,596
        Payments on revolving loan                                                (10,990)     (3,850)        (2,010)
        Borrowing under revolving loan                                             18,482       8,850          2,010
        Payments on long-term debt                                                (21,091)     (4,391)        (2,720)
        Proceeds from long-term debt                                                   18       7,400         18,033
        Payments for financing fees and issuance costs                             (3,331)       (534)        (1,588)
        Payments on notes payable - related parties                                                           (2,504)
        Stock options and warrants exercised,
            including tax benefit                                                     423       2,856             66
        Repurchase of warrants                                                                                  (656)
                                                                               ----------   ---------    -----------

                Net cash provided by
                    financing activities                                           20,849       6,331         12,478
                                                                               ----------   ---------    -----------

Increase (decrease) in cash                                                         3,683      (5,395)         1,063

Cash and temporary investments,
    beginning of period                                                               915       6,310          5,247
                                                                               ----------   ---------    -----------
Cash and temporary investments,
    end of period                                                              $    4,598   $     915    $     6,310
                                                                               ==========   =========    ===========

Supplemental cash flow information:
  Cash paid for interest                                                       $    3,763   $   2,639    $       721
                                                                               ==========   =========    ===========

  Cash paid for income taxes                                                   $    2,086   $   2,179    $     1,266
                                                                               ==========   =========    ===========

Supplemental disclosure of non-cash investing and financing activities:
        Details of business acquired in purchase transactions:
                Fair value of assets acquired                                  $    4,058   $  14,906    $    37,901
                                                                               ==========   =========    ===========

                Liabilities assumed  or incurred                               $    2,171   $  11,240    $    19,396
                                                                               ==========   =========    ===========

                Cash paid for acquisitions (including
                    related expenses)                                          $    1,887   $   3,666    $    13,505
                Cash acquired                                                         102         137            673
                                                                               ----------   ---------    -----------

                Net cash paid for acquisition                                  $    1,785   $   3,529    $    12,832
                                                                               ==========   =========    ===========

                Issuance of common stock                                                                 $     5,000
                                                                                                         ===========


        Additional non-cash activities are disclosed in the notes to the consolidated financial statements.


See notes to consolidated financial statements.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   THE COMPANY:

     Transworld Home HealthCare, Inc. (the "Company") is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and para-professional services and radiation therapy; and
     (iii) infusion therapy.

     During the years ended October 31, 1994, 1995 and 1996, the Company completed the following acquisitions:


         Company                                        Date of Acquisition          Nature of Business
         -------                                        -------------------          ------------------
         RespiFlow, Inc. ("RespiFlow")                  April 1994                   Specialized mail-order pharmacy

         MK Diabetic Support Services, Inc.             April 1994                   Mail-order diabetic supplies
         ("MK Diabetic")

         Radamerica, Inc. ("Radamerica")                August 1994                  Radiation therapy

         DermaQuest Surgical Supply, Inc.               November 1994                Mail-order medical supplies
         ("DermaQuest")

         Delaware Valley Lung Center, P.A.              January 1995                 Pulmonary therapy
         ("DVLC")

         Precision Health Care, Inc.                    March 1995                   Mail-order orthotic products
         ("Precision")

         Health Meds, Inc. ("Health Meds")              October 1996                 Respiratory mail-order pharmacy

         U.S. HomeCare Infusion Therapy                 October 1996                 Infusion therapy
         Services Corporation of New Jersey
         ("U.S. HomeCare"), a subsidiary of
         U.S. HomeCare Corporation


     The consolidated financial statements presented herein are those of the Company and include the results of the aforementioned acquired companies from their respective dates of acquisition (Note 3).

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

     CASH AND TEMPORARY INVESTMENTS:

     Cash and temporary investments include highly liquid short-term investments purchased with initial maturities of 90 days or less.

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk are temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions and invests in investment grade commercial paper and time deposits with several commercial lending institutions with original maturities of three months or less. The Company believes no significant concentration of credit risk exists with respect to these temporary cash investments.

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. Accounts receivable at October 31, 1996 and 1995 are comprised of amounts due from Medicaid/Medicare (61% and 51%, respectively) and various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

     INVENTORIES:

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, which are primarily finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment.

     PROPERTY AND EQUIPMENT:

     Property and equipment, including revenue producing equipment, are carried at cost and are being depreciated over their estimated useful lives of three to seven years, using primarily the straight-line method. Revenue producing equipment consists of home medical equipment (e.g., respiratory equipment, beds, wheelchairs). Maintenance and repairs are charged against results of operations as incurred. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION:

     Patient and infusion revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from home medical equipment are recognized over the period the equipment is rented (typically on a month-to-month basis) and approximated $5,072, $4,191 and $3,896 in 1996, 1995 and 1994, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are delivered and are recorded at amounts expected to be paid by third-party payors. The Company receives a majority of its revenue from third-party insurance companies and Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended October 31, 1996, 1995 and 1994, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 62%, 59% and 52%, respectively, of the Company's total revenues.

     INCOME TAXES:

     During fiscal 1994, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are determined upon the cumulative differences between financial statement and income tax assets and liabilities, based on currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. The cumulative effect of this accounting change increased the results of operations by $300 for the year ended October 31, 1994.

     Deferred taxes are provided primarily for bad debts, depreciation, amortization of intangibles and acquisition liabilities, which are reported for Federal income tax purposes in different periods than for financial reporting purposes.

     INTANGIBLE ASSETS:

     Intangible assets primarily includes goodwill, which amounted to $43,950 and $41,198 at October 31, 1996 and 1995, respectively, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill at October 31, 1996 and 1995 was $2,109 and $1,035, respectively. Also included in intangible assets at October 31, 1996 and 1995 are covenants not to compete of $546 and $839, respectively, which are being amortized over periods ranging from two to three years. Accumulated amortization of such covenants at October 31, 1996 and 1995 was $1,276 and $782, respectively.

     The Company selected the forty-year amortization period based on the likely period of time over which the related economical benefit will be realized. The Company believes the estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company in establishing significant coverage in its local and regional markets, the consistent practice with other alternate site health care companies and other factors.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     At each balance sheet date, management assesses whether there has been a permanent impairment in the amount of goodwill and the amount of any impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. Factors considered by management in estimating future cash flows include current operating results, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors.

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At October 31, 1996, other assets include $2,824 of deferred financing costs associated with the Credit Facility described in Note 5, net of accumulated amortization of $176.

     On July 31, 1996, $740 of unamortized costs associated with the Credit Agreement was written-off as an extraordinary charge for the early extinguishment of the Credit Agreement (Note 5). Amortization of deferred financing costs is included in interest expense in the Statements of Operations.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The presentation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     EARNINGS PER SHARE:

     Primary and fully diluted earnings per share are computed using the weighted average number of shares of common stock outstanding, after giving effect to contingently issuable shares under the acquisition agreements and dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share also reflect the incremental dilution related to stock options due to the use of the market price at the end of the period when it is higher than the average price for the period.

     The weighted average number of shares of common stock outstanding have been restated for the years ended October 31, 1995 and 1994 to give effect to market price guarantees under acquisition agreements. The only effect of this restatement was to increase previously reported primary earnings per share from income before cumulative effect of an accounting change and net income by $0.01 for the year ended October 31, 1994.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The weighted average number of shares used in the primary and fully diluted earnings per share computation for the years ended October 31, 1996, 1995 and 1994 are as follows:



                                                                               YEAR ENDED OCTOBER 31,
                                                                        -----------------------------------
                                                                           1996          1995        1994
                                                                        ---------       ------      -------
Weighted average number of shares used in primary calculation:

Weighted average number of shares outstanding                             6,622         4,937       4,159

Weighted average number of shares contingently issuable
     per acquisition agreements                                             321           607         463

Incremental shares, after application of treasury stock
     method, of stock options and warrants                                  798         1,232         384
                                                                          -----         -----       -----

Shares used in calculation of primary
     income per common share                                              7,741         6,776       5,006
                                                                          =====         =====      ======

Weighted average number of shares used in fully diluted calculation:

Weighted average number of shares outstanding                             6,622         4,937       4,159

Weighted average number of shares contingently issuable
     per acquisition agreements                                             321           607         463

Incremental shares, after application of treasury stock
     method, of stock options and warrants                                  890         1,288         583
                                                                          -----         -----       -----

Shares used in calculation of fully diluted
     income per common share                                              7,833         6,832       5,205
                                                                          =====         =====       =====

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     IMPACT OF RECENT ACCOUNTING STANDARDS:

     In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires that the fair value of such instruments, except those investments accounted for by the equity method, be disclosed in the financial statements. The Company adopted SFAS No. 107 in fiscal year 1996. The carrying amounts of such assets and liabilities approximate fair value.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets' carrying values be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value an impairment loss must be recognized. SFAS No. 121 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 121 in fiscal 1997, is not expected to have any impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which prescribes a new method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date. SFAS No. 123 gives companies that grant stock options or other equity instruments to employees, the option of either adopting the new rules or continuing current accounting under the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees," however disclosure would be required of the pro forma amounts as if the new rules had been adopted. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company intends to continue current accounting and provide the disclosures only, as permitted under SFAS No. 123, beginning with its annual financial statements for the year ending October 31, 1997.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS:

     During the years ended October 31, 1994, 1995 and 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of operations from their respective dates of acquisition.

     RESPIFLOW/MK DIABETIC

     Effective April 1, 1994, the Company acquired all of the issued and outstanding capital stock of RespiFlow and MK Diabetic (collectively, "RespiFlow/MK Diabetic") for $1,000 in cash, $4,000 in notes (which were paid in full in August 1994) and an additional payment of $11,850. During fiscal 1995, the Company paid $5,877 of the additional payment and on January 10, 1996 paid the balance of $5,973. RespiFlow/MK Diabetic provides home care patients with respiratory, diabetic, ophthalmic and other commonly prescribed medications and supplies.

     The total cost of the acquisition of $16,951 was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets were assigned a value of $7,042, current liabilities were $5,652 with the excess allocated to covenants not to compete of $550 and goodwill of $15,011. The covenants and goodwill are being amortized on a straight-line basis over three and forty years, respectively.

     RADAMERICA

     On August 5, 1994, the Company acquired all of the issued and outstanding capital stock of Radamerica, which operates five radiation therapy centers adjacent to hospitals in and around Baltimore, Maryland, for $8,000 in cash and 250 shares of the Company's common stock valued at $5,000 based on a $20 per share market price guarantee. The measurement date for such guarantee will be August 5, 1997, at which point any deficiency between the market value of the Company's common stock, as defined in the purchase agreement, and the $20 per share guarantee may be paid to the selling shareholders either in common stock of the Company, in cash or a combination of stock and cash. Such payment, if any, is due within 30 days following a selling shareholder's demand, which must be exercised by February 5, 1998. To the extent amounts owed are not paid when due, interest will accrue on the unpaid portion at a rate of 12% per annum.

     The $13,262 cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred with $1,837, $2,445 and $2,994 allocated to current assets, property, plant and equipment and liabilities, respectively. The excess was allocated to covenants not to compete for $700 and goodwill for $11,274, which are being amortized on a straight-line basis over three and forty years, respectively.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS (CONTINUED):

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

     The Company loaned an aggregate of $1,100 to certain of the selling shareholders, which is collateralized by 83 shares of the Company's common stock. Principal and interest, at an annual rate of prime (8.25% and 8.75% at October 31, 1996 and 1995) plus 0.75%, are due to the Company concurrently with the due date of any payments to the selling shareholders resulting from the market price guarantee or if no amounts are required to be made under the market price guarantee, the date will be February 1, 1998. However, the outstanding amounts may be prepaid in whole or in part prior to maturity. As of October 31, 1996, $136 of the loans have been repaid (Note 8).

     DERMAQUEST

     Effective November 1, 1994, the Company acquired all of the issued and outstanding capital stock of DermaQuest, a mail-order wound care products company serving nursing home and home care patients, for $3,000 in promissory notes which were repaid during fiscal 1995. Additional contingent consideration is provided for in the purchase agreement, as amended effective November 1, 1995, whereby the Company may have been required to make additional payments based on the 1995 and 1996 earnings levels of DermaQuest as described below. The Company issued a $4,000 letter of credit under its Credit Agreement, as collateral for any contingent payments. An additional payment due of $8,832 was recorded as of October 31, 1995 based on the purchase agreement and was satisfied through the payment of $5,000 in cash and issuance of 370 shares of common stock valued at $10.35 during the 1996 fiscal year. No additional payment will be made for the year ending October 31, 1996. The total cost of the DermaQuest acquisition was $11,832 and was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred, resulting in the allocation of $1,539 and $1,993 to assets and current liabilities, respectively. The excess amounts were allocated to covenants not to compete of $100 and goodwill of $12,186 ($8,832 recorded on October 31, 1995 as a result of the additional payment) which are being amortized on a straight-line basis over three and forty years, respectively.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS (CONTINUED):

     COMBINED PRO FORMAS

     The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired the aforementioned entities at the beginning of the periods presented. The pro forma results for the year ended October 31, 1994 are based on the historical financial statements of the Company for the year ended October 31, 1994 (including RespiFlow/MK Diabetic and Radamerica from the dates of acquisition), RespiFlow/MK Diabetic for the five months ended March 31, 1994, Radamerica for the nine months ended July 31, 1994 and DermaQuest for the ten months ended October 31, 1994.

     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on the dates indicated or that may occur in the future.


                                                                              YEAR ENDED
                                                                              OCTOBER 31,
                                                                                 1994
                                                                      ---------------------------
                                                                              (UNAUDITED)
                                                                      ---------------------------
Net revenues                                                                    $60,059

Income before cumulative effect of an accounting change:                          2,533

Net income                                                                        2,833

Income per share before cumulative effect an accounting change:

       Primary                                                                     0.46

       Fully diluted                                                               0.44

Net income per share:

       Primary                                                                     0.51

       Fully diluted                                                               0.49

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS (CONTINUED):

     DVLC

     Effective January 31, 1995, the Company acquired certain assets and assumed certain liabilities of DVLC for approximately $500. DVLC is a provider of pulmonary rehabilitation and diagnostics which operates in Cherry Hill, New Jersey.

     The cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred, resulting in goodwill and covenants not to compete of $312 and $200, respectively, which are being amortized on a straight-line basis over forty and three years, respectively.

     PRECISION

     Effective March 1, 1995, the Company acquired certain of the assets and assumed certain liabilities of Precision, an orthotics distribution company serving nursing home and home care patients. Pursuant to the Precision purchase agreement, as amended, the purchase price of the assets acquired from Precision was $360. On June 6, 1995, $30 was paid with the balance payable in 33 equal monthly installments. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred, resulting in goodwill of $388 which is being amortized on a straight-line basis over forty years.

     HEALTH MEDS

     Effective October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Health Meds, a respiratory mail-order pharmacy for $1,400 subject to adjustment per the acquisition agreement.

     The cost of the acquisition was allocated on the basis of the fair value of the assets acquired and the liabilities assumed and incurred, resulting in goodwill of $1,621 which is being amortized on a straight-line basis over forty years.

     U.S. HOMECARE

     Effective October 1, 1996, the Company acquired certain assets and assumed certain liabilities of U.S. HomeCare, a provider of infusion therapy to patients in their homes for $2,000. As of October 31, 1996, $350 was paid and $1,650 was recorded in acquisitions payable. The remaining $1,650 plus accrued interest was paid on November 1, 1996.

     The cost of the acquisition was allocated on the basis of the fair value of the assets acquired and the liabilities assumed and incurred, resulting in goodwill and covenants not to compete of $2,206 and $50, respectively, which are being amortized on a straight-line basis over forty and five years, respectively.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS (CONTINUED):

     The pro forma results of operations and related per share information for DVLC, Precision, Health Meds and U.S. HomeCare have not been presented as the impact is not material.

     PENDING ACQUISITION

     VIP COMPANIES

     On June 30, 1994, the Company entered into stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies") for $11,000, consisting of $10,250 in cash and 146 shares of the Company's common stock, (valued at $750 after taking into account restrictions on transfer). The Company placed in escrow $1,500 ($750 in cash and 146 shares of Company common stock) during July 1994 as a down payment on the acquisition of the VIP Companies (the "VIP Acquisition"), which amounts are included in "Other Assets." The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes.

     The VIP Companies provide temporary nursing and related home health care services in the City of New York and surrounding areas through both a licensed and a Medicare certified agency. The consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the approval of the lenders under the Credit Facility, the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. In July 1996, the Company announced that the consummation of the VIP Acquisition would not occur concurrently with the Second Closing (as defined in Note 6) under the unit purchase agreement (as described in Note 6), in that, among other things, the approvals and consents necessary to consummate the transactions had not been and could not be obtained at that time. The Company believes that the sellers are not in compliance with certain provisions contained in the stock purchase agreements concerning the VIP Companies and has notified the sellers of the VIP Companies regarding the same. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained and the other closing conditions will be satisfied, and, regardless, when or whether the transaction will ultimately be consummated. For the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996 (unaudited), the VIP Companies generated approximately $33,000, $35,000 and $21,930, respectively, in revenues and pro forma net income (loss) (after consideration of pro forma provision for income taxes) of $850, $(978) and $334, respectively. The 1995 net loss includes a special one-time bonus of $3,000 (pretax) to one of the VIP Companies' officers.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment consist of the following:


                                                     OCTOBER 31
                                            ----------------------------
                                             1996                 1995
                                            ------               -------
Revenue producing equipment                 $2,826                $2,416

Furniture, Fixtures and equipment            4,708                 4,264

Leasehold improvements                       1,023                   915
                                            ------               -------

                                             8,557                 7,595

Less, accumulated depreciation
   and amortization                          4,623                 3,533
                                            ------                ------

                                            $3,934                $4,062
                                            ======                ======


     The net book value of revenue producing equipment was $1,232 and $1,080 at October 31, 1996 and 1995, respectively.

5.   DEBT:

     On August 5, 1994, the Company entered into a credit agreement with an institutional lender, as Agent, and various banks (the "Credit Agreement"), which provided for a term loan of $18,000 and revolving loans of up to $10,000. On March 2, 1995, such agreement was amended and provided for a total term loan of $23,000 and revolving loans of up to $12,000.

     On January 10, 1996, the Company's Credit Agreement was amended to permit the issuance of equity units under the unit purchase agreement (Note 6), to permit the issuance of the 20% Subordinated Notes described below, to allow the payment in cash of the remaining $5,973 RespiFlow / MK Diabetic acquisition payable (plus interest from its due date of August 15, 1995), which was paid on January 10, 1996 (Note 3), and to amend and modify certain definitions and covenants in the Credit Agreement.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   DEBT (CONTINUED):

     On January 10, 1996, an institutional investor purchased from the Company $10,000 of 20% subordinated notes (the "Subordinated Notes") due October 10, 1996. On May 30, 1996 the interest rate on the Subordinated Notes was reduced to 12%. On July 31, 1996, the Subordinated Notes were repaid with proceeds from the Second Closing (as defined in Note 6).

     On May 28, 1996, the required lenders under the Credit Agreement consented to the use of the $5,400 proceeds from the Initial Closing (as defined in Note 6) to: (i) pay $1,000 plus accrued interest for the remainder of the DermaQuest acquisition payable (Note 3); (ii) pay interest accrued through the Initial Closing on the Subordinated Notes; and (iii) to use the remainder for general corporate and working capital purposes.

     On July 31, 1996, the Company completed a new $100,000 senior secured revolving credit facility, underwritten by a commercial bank who is also acting as Agent Bank (the "Credit Facility"). This new facility replaced the Company's existing $35,000 Credit Agreement. On July 31, 1996, the Credit Agreement was repaid out of proceeds from the Second Closing (Note
     6) and borrowings under the Credit Facility. In connection with the repayment of the Credit Agreement, the Company recorded a non-cash, after-tax, extraordinary charge of $1,435 (net of tax benefit of $879) in fiscal 1996, relating to the write-off of the deferred financing costs and discount associated with the Credit Agreement.

     Pursuant to the Credit Facility and subject to the terms thereof, up to $85,000 of the total facility may be used by the Company for the acquisition of other alternate site health care providers with the balance of the Credit Facility not used for acquisitions to be used for working capital. The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The loans mature on July 31, 2001 with reductions in availability commencing July 31, 1998 through final maturity.

     The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (5.375% at October 31, 1996), plus 2%. As of October 31, 1996, the Company had $12,492 outstanding under the Credit Facility and availability under the Credit Facility was $87,508.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   DEBT (CONTINUED):

     Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. On October 31, 1996, the Company was in compliance with all financial covenants contained in the Credit Facility.

     As of October 31, 1995, $1,000 of the amounts outstanding under the revolving loans were classified as short-term debt. Such amount was repaid in November 1995.

     Long-term debt, net of unamortized discount, consists of the following:



                                                                                             OCTOBER 31,
                                                                                       ---------------------
                                                                                         1996         1995
                                                                                       -------       -------
Credit Facility, due July 31, 2001, with monthly interest at Eurodollar Rate
(5.375% at October 31, 1996), plus 2% collateralized by a lien on all
 Company assets                                                                        $12,492

Bank term and revolving loans, due October 31, 1999, with quarterly principal payments ranging from $1,000 to $1,625 plus interest at LIBOR (5.875% at October
31, 1995), plus 3.25% net of unamortized discount of $1,936, at October 31,
1995 collateralized by a lien on all Company assets                                                  $24,064

Equipment leases with monthly principal plus interest ranging from 7.25% to
12.5% through 1998, collateralized by related equipment                                     34           108
                                                                                       -------       -------

                                                                                        12,526        24,172

      Less, current maturities                                                              21         3,908
                                                                                       -------       -------

                                                                                       $12,505       $20,264
                                                                                       =======       =======

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   DEBT (CONTINUED):

     Annual maturities of long-term debt for each of the next five years are:


     YEAR ENDING OCTOBER 31,
              1997                      $     21

              1998                            13

              2001                        12,492
                                        --------
                                         $12,526
                                        ========


6.   UNIT PURCHASE AGREEMENT:

     On November 20, 1995, the Company entered into a unit purchase agreement, as amended, with an institutional investor under which the Company sold an aggregate of 4,400 units at a purchase price of $9.00 per unit (for an aggregate purchase price of $39,600) to the institutional investor in two separate closings, subsequent to receipt of necessary shareholder and governmental approval. Each unit is comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase an additional share of the Company's common stock at $12.45 per share (the "Warrants").

     The initial closing (the "Initial Closing") was completed on May 30, 1996 following the receipt of shareholder approval (which was obtained at the Company's annual meeting of shareholders on April 16, 1996), at which time the Company sold 600 units or 9.8% of the issued and outstanding shares of the Company, after giving effect to the sale, at a purchase price of $9.00 per unit for an aggregate purchase price of $5,400. The second closing (the "Second Closing"), which was subject to receipt of New York State Department of Health approval of the transaction, (which was received in June of 1996) was completed on July 31, 1996. At the Second Closing, the Company sold an additional 3,800 units for an aggregate purchase price of $34,200. Gross proceeds of $39,600 were reduced by $1,249 of offering costs.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

7.   NON-RECURRING CHARGES:

     During the fourth quarter of 1995, the Company recorded non-recurring charges totaling $3,898 related to the write-off of expenses related to an abandoned public offering ($2,808), write-off of expenses related to abandoned acquisitions ($605) and expenses related to the consolidation of certain of the Company's facilities ($485).

     The decision to abandon the proposed public offering was made during the fourth quarter following management's assessment of the ability to complete the financing. Financing was subsequently arranged through an institutional investor (Note 6). The non-recurring charge of $2,808 is primarily made up of legal, accounting, underwriting, printing, and "roadshow" expenses.

     Pursuant to the decision to abandon the public offering, management assessed the recoverability of deferred expenses related to certain potential acquisitions which had been capitalized based on the completion of both the public offering and the acquisitions. Management made the determination that, as of the balance sheet date, these expenses would not be recoverable. The non-recurring charge of $605 is primarily made up of legal and accounting expenses.

     The decision to consolidate certain of the Company's facilities was made during the fourth quarter and relates to the consolidation of redundant facilities in the New York/New Jersey market into an existing Company location in New Jersey. Included in the non-recurring charge of $485 are costs associated with closing down the New York Facility, exclusive of personnel costs. The Company is in the final phases of the consolidation of these facilities which could require the remaining $126 to be paid out in fiscal 1997.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   RELATED PARTY TRANSACTIONS:

     Notes receivable from related parties and stockholders consisted of the following:



                                                                 OCTOBER 31,
                                                             -------------------
                                                              1996         1995
                                                             ------       ------
Notes due from officers and employees                        $  200       $  200

Notes due from related parties                                  964          964
                                                             ------       ------

                                                              1,164        1,164



Less current maturities, (included in prepaid expenses
and other current assets on the balance sheet)                  200          200
                                                             ------       ------

                                                             $  964       $  964
                                                             ======       ======


     Interest on the notes due from officers and employees are at rates ranging from prime (8.25% and 8.75% at October 31, 1996 and 1995) to prime plus 1% and are due April 30, 1997.

     The Company loaned an aggregate of $1,100 to two of the four sellers of Radamerica. Interest on these notes is at prime (8.25% and 8.75% at October 31, 1996 and 1995) plus 0.75%. As of October 31, 1996, $136 of the loans have been repaid (Note 3).

     Interest expense-related parties, net was $3, $132 and $163 for the years ended October 31, 1996, 1995 and 1994, respectively.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   INCOME TAXES:

     During fiscal 1994, the Company changed its method of accounting for income taxes in accordance with SFAS No. 109 (Note 2). The provision (benefit) for income taxes from continuing operations before the extraordinary loss is summarized as follows:


                                                        YEAR ENDED OCTOBER 31,
                                                  -------------------------------------
                                                   1996           1995           1994
                                                  -------        -------        -------
Current:

  Federal                                         $ 1,637        $ 1,944        $ 1,625

  State                                               265            549            317


Deferred:

  Federal                                            (215)        (1,465)          (127)

  State                                                15           (401)          (159)
                                                  -------        -------        -------

Provision for income taxes                        $ 1,702        $   627        $ 1,656
                                                  =======        =======        =======

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   INCOME TAXES (CONTINUED):

     For 1996, 1995 and 1994, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1996, 1995 and 1994 are as follows:


                                                           OCTOBER 31,
                                              -------------------------------------
                                               1996           1995           1994
                                              -------        -------        -------
Deferred tax assets:

Current

  Provision for doubtful accounts             $ 2,172        $ 2,006        $   419

  Inventory capitalization                          9             11            118

  Accrued expenses                                677            409            213

  Other, net                                       44             43

  Valuation allowance                                                           (53)
                                             --------        -------         ------

       Current deferred tax assets              2,902          2,469            697
                                              -------        -------        -------


Non-current:

  State net operating losses                      151            312

  Other, net                                       57

  Valuation allowance                            (130)          (285)
                                              -------        -------        -------

       Non-current deferred tax assets,
         included in other assets                  78             27
                                              -------        -------        -------


Deferred tax liabilities:

Non-current:

  Depreciation and amortization                   490            297            253

  Other, net                                       65            (26)            85
                                              -------        -------        -------

       Deferred tax liabilities                   555            271            338
                                              -------        -------        -------

         Net deferred tax assets              $ 2,425        $ 2,225        $   359
                                              =======        =======        =======

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   INCOME TAXES (CONTINUED):

     The valuation allowance at October 31, 1996 relates to deferred tax assets established for certain state net operating loss carryforwards which are not expected to be realized based on historical or future earnings. The net decrease in the valuation allowance of $155 is primarily due to the realization of state deferred tax assets based on current levels of income. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

     As of October 31, 1996, the Company has state net operating tax losses of $1,626 which, if unused, will expire in the years 1998 through 2011.

     Reconciliations of the differences between income taxes on income from continuing operations computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                     YEAR ENDED OCTOBER 31,
                                             -------------------------------------
                                              1996           1995           1994
                                             -------        -------        -------
Income taxes computed at Federal
statutory tax rate                           $ 1,265        $   505        $ 1,406

State income taxes, net of
     Federal benefits                            350           (187)           105

Nondeductible expenses, primarily
     amortization of intangible assets           266             41            271

Valuation allowance, state taxes                (155)           232           (170)

Other, net                                       (24)            36             44
                                             -------        -------        -------


Provision for income taxes                   $ 1,702        $   627        $ 1,656
                                             =======        =======        =======

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

10.   STOCK OPTION PLAN AND WARRANTS:

      The Company has a nonqualified stock option plan ( "1987 Plan") and a stock option plan which provides for either incentive stock options or nonqualified stock options ("1992 Plan"). The 1992 Plan gives eligible employees, officers, directors and non-employee independent contractors options to purchase up to 1,500 shares of stock, of which options to purchase 725 shares of stock were outstanding as of October 31, 1996. Under the 1987 Plan, options covering 24 shares have been granted and are outstanding and no additional options may be granted. Options under the 1992 Plan may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. The vesting provisions provide for vesting of options over a period of between two and three years. Following is a summary of transactions under both plans during the years ended October 31, 1994, 1995 and 1996:


                                                                 STOCK
                                                                OPTIONS
                                                                -------
Outstanding - October 31, 1993 at $1.25 to $3.18 per share        465

Granted during 1994 ($4.38 to $8.88 per share)                    380

Exercised during 1994 ($1.25 to $3.18 per share)                  (27)

Canceled during 1994 ($2.78 to $4.38 per share)                   (59)
                                                                 ----



Outstanding - October 31, 1994 at $1.25 to $8.88 per share        759

Granted during 1995 ($7.88 per share)                             260

Exercised during 1995 ($1.25 to $5.50 per share)                 (148)

Canceled during 1995 ($3.18 to $8.88 per share)                   (19)
                                                                 ----



Outstanding - October 31, 1995 at $1.25 to $8.75 per share        852

Granted during 1996 ($8.88 to $10.00 per share)                    70

Exercised during 1996 ($1.25 to $7.88 per share)                 (159)

Canceled during 1996 ($3.18 to $8.75 per share)                   (14)
                                                                 ----



Outstanding - October 31, 1996 $1.25 to $10.00 per share          749
                                                                 ====

Available for future grants                                       517
                                                                 ====

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

10.   STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      Of the 759 options outstanding as of October 31, 1994, 499 were exercisable as of that date.

      Of the 852 options outstanding as of October 31, 1995, 471 were exercisable as of that date.

      As of October 31, 1996, 583 of the 749 options outstanding were exercisable.

      In connection with the initial public offering, the Company issued warrants to purchase 1,600 common shares. The warrants are exercisable at $6.50 per share and expire on December 6, 1997. During 1994, the Company repurchased 500 of the public warrants, 250 for $1.25 per warrant and 250 at $1.3125 per warrant in open market purchases.

11.   COMMITMENTS AND CONTINGENCIES:

      The Company has employment agreements with certain of its executive officers and management personnel which provide for minimum aggregate annual compensation of $1,175 in fiscal 1997. The contracts expire between August 1997 and January 1999 and contain customary termination and non-compete provisions. Certain of the contracts, which amount to $770 of 1997 minimum aggregate compensation, contain change in control provisions that would entitle each of the individuals up to 2.9 times of their salary then in effect, except for one individual who is entitled to 2.0 times his salary, plus any unpaid bonus and unreimbursed expense upon a change of control of the Company (as defined) or significant change in the responsibilities of such person.

      In fiscal 1996, the Company paid $350 to its former Chairman of the Board and Chief Executive Officer ("Chairman") in connection with his resignation. The Company also entered into a consulting agreement with its former Chairman which provides for annual compensation of $150 less the amount by which certain amounts paid to or on his behalf exceed $60.

      Beginning in fiscal 1995, the Company had adopted a performance based bonus plan for the Company's executive officers and certain other employees. Under this plan, amounts granted may be up to 50% of their base salaries at the sole discretion of the Compensation Committee. Bonuses may be paid in whole or in part, in cash or shares of common stock.

      From November 1, 1994 to March 1, 1999, RespiFlow/MK Diabetic and DermaQuest will be managed by E/L Associates, an affiliate of certain of the selling shareholders of those entities. Pursuant to a management agreement, E/L Associates will receive an annual management fee of $450 per year until March 1, 1999 and is eligible to receive an incentive fee during each year of the term of the agreement with respect to RespiFlow/MK Diabetic and DermaQuest as follows: (i) a fee equal to 25% of the annual pretax earnings of RespiFlow/MK Diabetic in excess of $3,600 ($654 in 1995) and (ii) a fee equal to 25% of the annual pretax earnings of DermaQuest in excess of $2,400 (in each case, as defined). The Company has guaranteed the obligations of RespiFlow/MK Diabetic and DermaQuest under this management agreement.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Effective November 1, 1995, the management agreement with E/L Associates was amended to change the base compensation under the agreement to $240, $390, $490 and $490 in fiscal 1996 through 1999, respectively, and to change the incentive compensation formula to 7% of pretax income (as defined), payable based on achieving minimum pretax earnings (as defined) of $3,800 at RespiFlow/MK Diabetic and $3,000 at DermaQuest.

      The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options extending to the year 2006.

      Future minimum non-cancelable lease payments at October 31, 1996 are as follows:



                      1997                      $1,280

                      1998                       1,214

                      1999                       1,100

                      2000                         588

                      2001                         417

                      Thereafter                   404
                                                ------
                                                $5,003
                                                ======


      Total rental expense for the year ended October 31, 1996, 1995 and 1994 amounted to $1,645, $1,563 and $753, respectively.

      On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580 in damages for wrongful death, pain and suffering, loss of consortium and related claims. The Company has tendered defense of this action to its insurance carrier and management of the Company and counsel to the insurance carrier intend to vigorously defend this lawsuit. As the case is in a preliminary stage, the Company is not able to estimate any potential exposure or range of exposure and has not recorded any amounts in its financial statements. It is reasonably possible that irrespective of insurance coverage, the ultimate outcome of this action may be materially unfavorable to the Company's consolidated results of operations, financial position or cash flows. However, the Company believes that the ultimate liability, if any, will be within the policy limits of its insurance policies, and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company is also involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management and its legal counsel believe these matters should not have a material adverse impact on the financial condition, cash flows, or results of operations.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   SUBSEQUENT EVENT:

      On November 13, 1996, the Company entered into a number of agreements including a stock purchase agreement (the "Stock Purchase Agreement") and a merger agreement (the "Merger Agreement") to acquire 100% of the issued and outstanding stock and senior secured indebtedness of Health Management, Inc. ("HMI") in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care. For the year ended April 30, 1996 and the six months ended October 31, 1996 (unaudited), HMI reported $158,860 and $40,523 of net sales, respectively and net (loss) income of ($10,927) and $432, respectively. Included in the amounts reported above in the year ended April 30, 1996 net loss are charges of $16,840, related to (i) a write-off of medical device inventory ($2,840); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($8,400); (iii) costs associated with organizational consolidation and other cost reduction programs ($3,600); and (iv) professional fees related to HMI's litigation and restatement of fiscal 1995 financial statements ($2,000).

      The acquisition of 49% of the outstanding shares of HMI common stock will be accounted for by the Company as a purchase and recorded under the equity method of accounting until such time as the Company gains control of HMI (greater than 50% ownership of the outstanding common stock of HMI), at which point HMI will be consolidated with the Company.

      Also on November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders (the "HMI Credit Agreement") for $21,263 directly from such lenders. The Company also agreed to lend HMI up to $5,000 for working capital purposes and to forbear from exercising any remedies under the HMI Credit Agreement until January 31, 1997.

      On January 13, 1997, The Company agreed to changes to its Credit Facility with its senior lenders in order to accommodate the purchase of the senior secured indebtedness of HMI and the 8,964 shares of HMI common stock purchased by the Company pursuant to the Stock Purchase Agreement. The principal changes include temporary adjustments to certain financial covenants until April 30, 1997, by which time the Company believes it will have either consummated the acquisition pursuant to the Merger Agreement and/or have obtained additional capital, such that it will be in compliance with the terms of the Credit Facility. The Company also agreed that, until the acquisition of HMI has been consummated, any additional acquisitions would be subject to the specific approval of its senior lenders.

      On January 14, 1997, the Stock Purchase Agreement was completed, pursuant to which the Company acquired 8,964 newly issued shares of HMI's common stock, representing approximately 49% of HMI's outstanding common stock for $1 per share or $8,964. The Company also entered into a registration rights agreement providing for the registration of the aforementioned shares, which commences on the earlier of June 30, 1997 or the date on which the Merger Agreement, described below, is terminated. The Company also received an option to purchase newly issued shares up to an additional 2% of HMI's then outstanding common stock for $1 per share, which expires on January 14, 1998. Also as of January 14, 1997, the Company had advanced $4,649 to HMI for working capital purposes.

      The Merger Agreement, as amended on January 13, 1997, provides for the acquisition by the Company of the remaining issued and outstanding common shares of HMI, not previously owned by the Company for $1.50 per share. Consummation of the Merger Agreement is subject to various closing conditions, including receipt of the financing by the Company necessary to complete the merger, approval of the lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders.

      The aggregate cost of the acquisition is estimated to be $60,000 and the aggregate amount of capital required to complete the remaining portion of the acquisition is approximately $30,000, of which the Company expects a substantial portion will be provided through borrowings under the Credit Facility. On January 8, 1997, HPII agreed to purchase an additional
      899 shares of the Company's Common Stock at a purchase price of $11.125 per share for an aggregate purchase price of $10,000 (subject to, among other things, receipt of applicable regulatory approvals) and it is anticipated that these funds may be used to complete the HMI transaction. The Company anticipates completing this acquisition at the end of the Company's second fiscal quarter of 1997.

TRANSWORLD HOME HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   SUBSEQUENT EVENT (CONTINUED):


      HPII has purchased certain of HMI's trade payables aggregating approximately $18,000 at various discounts. Provided that the HMI Merger Agreement is consummated, HPII has agreed to extend a 10% discount of the outstanding face amount of such payables to the Company.

TRANSWORLD HOME HEALTHCARE, INC.
QUARTERLY FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table presents the comparative quarterly results for the years ended October 31, 1996 and 1995.

                                          January 31,        April 30,         July 31,        October 31,         Total
                                          ----------        ----------        ----------        --------       ----------
            1996 quarter ended
            ------------------
Total revenues                            $   19,644        $   17,522        $   19,236        $ 19,902       $   76,304
                                          ==========        ==========        ==========        ========       ==========

Gross profit                              $   10,700        $    9,622        $   10,421        $ 10,881       $   41,624
                                          ==========        ==========        ==========        ========       ==========

Income before extraordinary loss(1)       $      821        $      119        $      292        $    786       $    2,018
                                          ==========        ==========        ==========        ========       ==========

Net income (loss)                         $      821        $      119        $   (1,050)       $    693       $      583
                                          ==========        ==========        ==========        ========       ==========

Primary income per share of
      common stock(2)(3):

Income before extraordinary loss(1)       $     0.13        $     0.02        $     0.04        $   0.07       $     0.26

Extraordinary loss on early
      extinguishment of debt(1)                                                    (0.19)          (0.01)           (0.18)
                                          ----------        ----------        ----------        --------       ----------


Net income (loss) per share of
      common stock                        $     0.13        $     0.02        $    (0.15)       $   0.06       $     0.08
                                          ==========        ==========        ==========        ========       ==========

Fully diluted income per share of
      common stock(2)(3):

Income before extraordinary loss(1)       $     0.13        $     0.02        $     0.04        $   0.07       $     0.26

Extraordinary loss on early
      extinguishment of debt(1)                                                    (0.19)          (0.01)           (0.19)
                                          ----------        ----------        ----------        --------       ----------

Net income (loss) per share of
      common stock                        $     0.13        $     0.02        $    (0.15)       $  0.06        $     0.07
                                          ==========        ==========        ==========        ========       ==========


            1995 quarter ended            January 31,       April 30,         July 31,          October 31,     Total
            ------------------            -----------       ---------         --------          -----------     -----
Total revenues                             $17,705          $17,048           $18,854           $17,980        $71,587
                                           =======          =======           =======           =======        =======

Gross profit                               $ 9,744          $ 9,415           $10,281           $ 9,417        $38,857
                                           =======          =======           =======           =======        =======

Net income                                 $ 1,282          $ 1,027           $ 1,084           $(2,534)       $   859
                                           =======          =======           =======           =======        =======

Primary net income (loss) per share
      of common stock(2)(3):               $  0.20          $  0.15           $  0.16           $ (0.37)       $  0.13
                                           =======          =======           =======           =======        =======


Fully diluted net income (loss) per
      share of common stock (2)(3):        $  0.19          $  0.15           $  0.16           $ (0.37)       $  0.13
                                           =======          ========          =======           =======        =======


(1) See Note 5 to the Consolidated Financial Statements regarding extraordinary loss. Amounts booked to extraordinary loss in the fourth quarter of fiscal 1996 relate to a change in estimate for the income tax benefit.

(2) The sum of the per share amounts for the quarters does not necessarily equal that of the year because of computations are made independently.

(3) Weighted average shares have been restated for the three months ended January 31, 1995, April 30, 1995, July 31, 1995, October 31, 1995, January
      31, 1996, April 30, 1996 and July 31, 1996 and for the year ended October 31, 1996 to give effect to a market price guarantee under an acquisition agreement. The only effect of this restatement was to increase previously reported primary loss per share by $0.01 for the quarter ended October 31, 1995.

TRANSWORLD HOME HEALTHCARE, INC.
(IN THOUSANDS)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



        Column A                     Column B                       Column C                      Column D            Column E
--------------------------       ----------------    ---------------------------------------  -----------------   ----------------
                                                              Additions Charged to
                                                     ---------------------------------------
                                    Balance at                                                                       Balance at
                                    Beginning            Cost and                Other                                 End of
       Description                   of Period           Expenses              Accounts          Deductions            Period
--------------------------       ----------------    ----------------      -----------------  -----------------   ----------------
Allowance for
doubtful accounts:

   Year ended                        $5,137               $6,394            $   70(B)            $6,130(A)            $5,471
     October 31, 1996

   Year ended                         4,009                5,732                 5(B)             4,609(A)             5,137
      October 31, 1995

   Year ended                         1,472                2,977             3,118(B)             3,558(A)             4,009
      October 31, 1994


     (A) Doubtful accounts written, off, net of recoveries and amounts related to acquisitions.

     (B)   Assumed in acquisitions.