Form 10-Q
period 1997-01-31
TRANSWORLD HOME HEALTHCARE INC
filed 1997-03-17
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended January 31, 1997

                         Commission File Number 1-11570
          -------------------------------------------------------------

                        Transworld Home HealthCare, Inc.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        New York                                          13-3098275
-------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   75 Terminal Avenue, Clark, New Jersey 07066
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 340-1144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES X    NO
                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                        Outstanding at  March 11, 1997
--------------                                    ------------------------------
 Common Stock                                            10,046,683  Shares

                        Transworld Home HealthCare, Inc.
                        First Quarter Report On Form 10-Q
                                Table of Contents


                  Part I.                                                                       Page
                                                                                                ----
Item 1.    Financial Statements (Unaudited).............................................         3

                  Condensed Consolidated Balance Sheets
                           January 31, 1997 and October 31, 1996........................         4
                  Condensed Consolidated Statements of Operations
                           For the Three Months Ended January 31, 1997
                           and 1996.....................................................         5
                  Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended January 31, 1997
                           and 1996.....................................................         6
                  Notes to Condensed Consolidated Financial
                           Statements...................................................         7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................         13

                  Part II.

Item 6.   Exhibits and Reports on Form 8-K..............................................         22

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. This Quarterly Report contains certain forwardlooking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Quarterly Report relating to matters that are not historical facts are forwardlooking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     Part I


Item 1.                    Financial Statements


                  The financial statements of Transworld Home HealthCare, Inc. (the "Company") begin on page 4.

                        TRANSWORLD HOME HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   January 31,    October 31,
                                                                      1997           1996
                                                                    --------       --------
                              ASSETS
Current assets:
  Cash and temporary investments                                    $  2,249       $  4,598
  Accounts receivable, less allowance for doubtful
    accounts of $6,227 and $5,471                                     27,580         24,414
  Inventories                                                          2,104          1,829
  Prepaid income taxes                                                                  600
  Prepaid expenses and other current assets                            5,405          5,106
                                                                    --------       --------
         Total current assets                                         37,338         36,547

Property & equipment, net                                              4,076          3,934
Advances to and investment in Health Management, Inc.                 30,227
Intangible assets, net of accumulated amortization of
  $3,803 and $3,385                                                   44,079         44,496
Other assets                                                           6,470          5,750
                                                                    --------       --------
                                                                    $122,190       $ 90,727
                                                                    ========       ========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other current
    liabilities                                                     $  9,252       $  8,544
  Acquisitions payable                                                   125          1,802
                                                                    --------       --------
         Total current liabilities                                     9,377         10,346

Long-term debt, including obligations under capital leases            43,878         12,505
Deferred income taxes and other                                          651            651
                                                                    --------       --------
         Total liabilities                                            53,906         23,502
                                                                    --------       --------
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    10,017 and 9,940 shares                                              100             99
  Additional paid-in capital                                          62,156         62,221
  Retained earnings                                                    6,028          4,905
                                                                    --------       --------
         Total stockholders' equity                                   68,284         67,225
                                                                    --------       --------
                                                                    $122,190       $ 90,727
                                                                    ========       ========

     See notes to condensed consolidated financial statements.

                        TRANSWORLD HOME HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Three Months Ended
                                                                      January 31,
                                                                ------------------------
                                                                  1997            1996
                                                                --------        --------
Revenues:
    Net respiratory, medical equipment and supplies sales       $ 12,228        $ 12,434
    Net patient services                                           4,765           4,814
    Net infusion services                                          3,304           2,396
                                                                --------        --------
          Total revenues                                          20,297          19,644
                                                                --------        --------
Cost of revenues:
    Respiratory, medical equipment and supplies sales              5,013           4,964
    Patient services                                               2,471           2,504
    Infusion services                                              2,005           1,476
                                                                --------        --------
          Total cost of revenues                                   9,489           8,944
                                                                --------        --------
          Gross profit                                            10,808          10,700

Selling, general and administrative expenses                       8,486           8,151
                                                                --------        --------
          Operating income                                         2,322           2,549

Interest income                                                     (682)            (17)
Interest expense                                                     998           1,151
                                                                --------        --------
          Income before income taxes                               2,006           1,415

Provision for income taxes                                           883             594
                                                                --------        --------
          Net income                                            $  1,123        $    821
                                                                ========        ========

Net income per share of common stock                            $    .10        $    .13
                                                                ========        ========
Weighted average number of common shares outstanding              11,083           6,871
                                                                ========        ========

           See notes to condensed consolidated financial statements.

                            TRANSWORLD HOME HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                                                   Three Months Ended
                                                                                       January 31,
                                                                                ------------------------
                                                                                  1997            1996
                                                                                --------        --------
Cash flows from operating activities:
    Net income                                                                  $  1,123        $    821
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
            Depreciation and amortization                                            883             910
            Provision for doubtful accounts                                        1,529           1,617
    Changes in assets and liabilities:
            Increase in accounts receivable                                       (4,695)         (3,665)
            Increase in inventories                                                 (275)            (19)
            Increase in prepaid expenses and other assets                           (117)           (354)
            Increase (decrease) in accounts payable and other liabilities            556          (1,243)
                                                                                --------        --------
                Net cash used in operating activities:                              (996)         (1,933)
                                                                                --------        --------
Cash flows used in investing activities:
    Capital expenditures                                                            (410)           (263)
    Advances to and investment in Health Management, Inc.                        (30,227)
    Payment on acquisition payable                                                (1,677)         (9,999)
                                                                                --------        --------
                Net cash used in investing activities                            (32,314)        (10,262)
                                                                                --------        --------
Cash flows provided by (used in) financing activities:
        Payments on short-term debt                                                               (1,000)
        Proceeds from notes payable                                                               10,000
        Payments on notes payable                                                    (11)
        Borrowing under revolving loan                                            31,347           4,765
        Payments on long-term debt                                                    (5)         (1,134)
        Proceeds from long-term debt                                                  47
        Payments for financing fees and issuance costs                              (500)           (349)
        Stock options and warrants exercised, including tax benefit                   83              51
                                                                                --------        --------
                Net cash provided by financing activities                         30,961          12,333
                                                                                --------        --------
(Decrease) increase in cash                                                       (2,349)            138

Cash and temporary investments, beginning of period                                4,598             915
                                                                                --------        --------
Cash and temporary investments, end of period                                   $  2,249        $  1,053
                                                                                ========        ========
Supplemental cash flow information:
  Cash paid for interest                                                        $    311        $    932
                                                                                ========        ========
  Cash paid for income taxes                                                    $     28        $    400
                                                                                ========        ========
Supplemental disclosure of non-cash
    investing and financing activities:
        Common stock issued for payment on acquisition payable                                  $  3,832
                                                                                                ========

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

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended October 31, 1996. Although the Company's operations are not highly seasonal, the results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.



Note 2:           Earnings per Share

         Primary and fully diluted earnings per share are computed using the weighted average number of shares of common stock outstanding, after giving effect to contingently issuable shares under certain acquisition agreements and dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 2:           Earnings per Share (cont.)

         The earnings per share calculations for the three months ended January 31, 1997 and 1996 were computed as follows:

                                                       Three Months  Ended January 31,
                                                      --------------------------------
                                                           1997             1996
                                                      --------------  ---------------
Net income                                                  $ 1,123       $   821

Add:  Interest on long-term debt,  net of tax effect,
      after application of treasury stock method                 --            43
                                                            -------       -------
Net income, as adjusted                                     $ 1,123       $   864
                                                            =======       =======
Weighted average number of shares outstanding                 9,994         5,074

Weighted average number of shares contingently
    issuable per acquisition agreements                         210           576

Incremental shares, after application of treasury
    stock method, of stock options and warrants                 879         1,221
                                                            -------       -------

Shares used in calculation of net income per
    common share                                             11,083         6,871
                                                            =======       =======

          Net income per common share                       $   .10       $   .13
                                                            =======       =======




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

PENDING ACQUISITIONS

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

         The VIP Companies provide temporary nursing and related home health care services in the City of New York and surrounding areas through both a licensed and a Medicare certified agency. The consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the approval of the lenders under the Credit Facility (defined and described in Note 4), the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained or whether the transaction will ultimately be consummated. For the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996 (unaudited), the VIP Companies generated approximately $33,000, $35,000 and $21,930, respectively, in revenues and, for the same periods, pro forma net income (loss) (after consideration of pro forma provision for income taxes) of $850, ($978) and $334, respectively. The 1995 net loss includes a special one-time bonus of $3,000 (pretax) to one of the VIP Companies' officers.

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:           Business Combinations (cont.)

HMI

         On November 13, 1996, the Company entered into a number of agreements including a stock purchase agreement (the "Stock Purchase Agreement") and a merger agreement (the "Merger Agreement") to acquire 100% of the issued and outstanding stock of Health Management, Inc. ("HMI") in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care.

         For the year ended April 30, 1996 and the six months ended October 31, 1996 (unaudited), HMI reported $158,860 and $80,263 of net sales, respectively and net loss of $10,927 and $10,190, respectively. The Company has been advised by HMI that HMI will restate its results of operations for the six months ended October 31, 1996 to correct certain errors relating to costs of goods sold, which were previously understated by approximately $2,600. Included in the amounts reported above in the year ended April 30, 1996 net loss are charges of $16,840, related to (i) a write-off of medical device inventory ($2,840); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($8,400); (iii) costs associated with organizational consolidation and other cost reduction programs ($3,600); and (iv) professional fees related to HMI's litigation and restatement of fiscal 1995 financial statements ($2,000). Included in the net loss for the six months ended October 31, 1996 are estimated costs related to the settlement of a stockholder class action litigation ($7,200) and estimated costs associated with overpayments from New York State Medicaid ($1,400).

         Also on November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders (the "HMI Credit Agreement") for $21,263 directly from such lenders. HMI is currently in default under the HMI Credit Agreement and the Company had agreed to forbear from exercising any remedies until March 7, 1997. Borrowings under the HMI Credit Agreement bear interest at a rate (9.75% at January 31, 1997) which floats with the Company's senior lending rate.

         On January 14, 1997, the Stock Purchase Agreement was completed, pursuant to which the Company acquired 8,964 newly issued shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for $1 per share or $8,964. The

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:           Business Combinations (cont.)

Company also entered into a registration rights agreement providing for the registration of the aforementioned shares, which commences on the earlier of June 30, 1997 or the date on which the Merger Agreement, described below, is terminated. The Company also received an option to purchase shares representing up to an additional 2% of HMI's then outstanding common stock for $1 per share, which expires on January 14, 1998.

         The acquisition of 49% of the outstanding shares of HMI common stock is being accounted for by the Company under the equity method of accounting (effective January 31, 1997) until such time as the Company gains control of HMI (greater than 50% ownership of the outstanding common stock of HMI), at which point HMI will be consolidated with the Company.

         The Company has been advised by HMI that HMI will restate its results of operations for the first and second fiscal quarters ended July 31, 1996 and October 31, 1996, respectively, and take charges of approximately $13,000 during its third fiscal quarter (approximately $10,000 of which is related to accounts receivable) and report substantial operating losses for the quarter ended January 31, 1997. Consequently, the Company and HMI are in discussions with regard to a renegotiated transaction.

         Consummation of the Merger Agreement is subject to completion of such discussions and various closing conditions, including settlement of certain shareholder litigation, approval of the lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders. If the Merger Agreement is not consummated, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

         The aggregate cost of the acquisition is uncertain and will be dependent upon the consideration included in a renegotiated transaction. The Company has invested approximately $31,000 in the HMI transaction as of March 17, 1997. The Company expects that any remaining cost of the acquisition will be provided through additional debt or equity financing including the sale of the Additional Shares (as defined and described in Note 5).

                        TRANSWORLD HOME HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


Note 4:           Debt

         On January 13, 1997, the Company amended its $100,000 senior secured revolving credit facility (the "Credit Facility") with its senior lenders in order to accommodate the purchase of the senior secured indebtedness of HMI and the 8,964 shares of HMI common stock purchased by the Company pursuant to the Stock Purchase Agreement. The principal changes include temporary adjustments to certain financial covenants until April 30, 1997, by which time the Company believes it will have either consummated the acquisition pursuant to the Merger Agreement and/or have obtained additional capital, such that it will be in compliance with the terms of the Credit Facility. The Company also agreed that, until the acquisition of HMI has been consummated, any additional acquisitions would be subject to the specific approval of its senior lenders.


Note 5:           Stock Purchase Agreement

         On January 8, 1997, Hyperion Partners II L.P. agreed to purchase an additional 899 shares of the Company's common stock (the "Additional Shares") at a purchase price of $11.125 per share for an aggregate purchase price of $10,000 (subject to, among other things, receipt of applicable regulatory approvals). The Company anticipates completing this transaction during the Company's second fiscal quarter of 1997.


Note 6:           Commitments and Contingencies

         On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580 in damages for wrongful death, pain and suffering, loss of consortium and related claims. The Company has tendered defense of this action to its insurance carrier and management of the Company and counsel to the insurance carrier intend to vigorously defend this lawsuit. A pretrial hearing is scheduled for March 19, 1997. The Company is not able to estimate any potential exposure or range of exposure and has not recorded any amounts in its financial statements. It is reasonably possible that irrespective of insurance coverage, the ultimate outcome of this action may be materially unfavorable to the Company's consolidated results of operations, financial position or cash flows. However, the Company believes that the ultimate liability, if any, will be within the policy limits of its insurance policies, and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    THREE MONTHS ENDED JANUARY 31, 1997 VS. THREE MONTHS ENDED JANUARY 31, 1996

         Revenues. Total revenues increased by $653,000 or 3.3% to $20,297,000 for the three months ended January 31, 1997 from $19,644,000 for the three months ended January 31, 1996. This increase was primarily attributable to the inclusion of U.S. HomeCare Infusion Therapy Services Corporation of New Jersey ("USNJ") for the three months ended January 31, 1997.

         Cost of Revenues. Cost of revenues increased by $545,000 or 6.1% to $9,489,000 for the three months ended January 31, 1997 from $8,944,000 for the three months ended January 31, 1996. As a percentage of total revenues, cost of revenues increased to 46.8% from 45.5% for the three months ended January 31, 1997 and 1996, respectively. Cost of revenues as a percentage of sales remained relatively constant for patient services (51.9% for the three months ended January 31, 1997 versus 52.0% for the corresponding 1996 period), decreased for infusion services (60.7% for the three months ended January 31, 1997 versus 61.6% for the corresponding 1996 period) and increased for respiratory and medical equipment and supplies sales (41.0% for the three months ended January 31, 1997 versus 39.9% for the corresponding 1996 period).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $335,000 or 4.1% to $8,486,000 for the three months ended January 31, 1997 from $8,151,000 for the comparable 1996 period. This increase was principally due to an increase in selling, general and administrative expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($156,000) and the Company's infusion therapy operations primarily due to the inclusion of USNJ for the three months ended January 31, 1997 ($152,000).

         Interest Income. Interest income increased by $665,000 to $682,000 for the three months ended January 31, 1997 from $17,000 for the comparable 1996 period. This increase was primarily attributable to interest income earned under the HMI Credit Agreement (as herein defined) ($668,000) in the first quarter of 1997.

         Interest Expense. Interest expense decreased by $153,000 to $998,000 for the three months ended January 31, 1997 from $1,151,000 for the comparable 1996 period. This decrease in interest expense was principally due to interest expense in the first quarter of 1996 on acquisitions payable ($118,000) and the $10,000,000 subordinated loan ($122,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 44.0% for the three months ended January 31, 1997 and 42.0% for the three months ended January 31, 1996. The increase in the effective tax rate from the 1996 period to the 1997 period was attributable to higher levels of non-deductible expenses, primarily goodwill amortization.

         Net Income. As a result of the foregoing, net income increased by $302,000 or 36.8% to $1,123,000 for the three months ended January 31, 1997 from net income of $821,000 for the three months ended January 31, 1996.

Liquidity and Capital Resources

         During the three months ended January 31, 1997, the Company generated negative cash flow from operations of ($996,000) primarily as a result of an increase in accounts receivable of $3,166,000 (net of increases in allowance for doubtful accounts) (see Accounts Receivable below). The Company utilized $32,314,000 in investing activities, including $21,263,000 for the acquisition of the senior secured indebtedness of Health Management, Inc. ("HMI"), $8,964,000 for the acquisition of 8,964,000 shares of HMI common stock, $1,677,000 for payments on acquisitions payable (primarily for USNJ) and $410,000 for capital expenditures. Cash requirements during the three months ended January 31, 1997 for operating and investing activities were met through borrowings under the Credit Facility.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At January 31, 1997 and October 31, 1996, $27,580,000 (22.6%) and $24,414,000 (26.9%), respectively, of the Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable increased by $3,166,000 from October 31, 1996 to January 31, 1997 primarily due to an increase in accounts receivable at the Company's specialty mail-order pharmacy and medical supply operations ($2,032,000) and the infusion therapy operations ($1,293,000) primarily attributable to the acquisition of USNJ.

         During fiscal 1996 and first quarter 1997 the Company experienced a significant increase in accounts receivable at its DermaQuest, Inc. ("DermaQuest") operation whose main product lines include wound care and orthotic products. The Medicare program, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the applicable Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable with the corresponding negative impact on cash flow. The Company believes that this trend will continue through the 1997 fiscal year. In establishing the net realizable value of its accounts receivable for DermaQuest, the Company has relied on its historical payment experience which includes its highly favorable outcomes in the fair hearing process. The Company believes that based on such prior favorable payment experience, current regulations and its billing and related documentation practices, there is no current basis to indicate that DermaQuest would be any less successful in the collection of its accounts receivable as reported.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At January 31, 1997, and October 31, 1996, the Company's average DSOs were 122 and 109, respectively, with the increase in DSOs principally due to the factors previously discussed. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSOs.

         Credit Facility. On July 31, 1996, the Company completed a $100,000,000 senior secured revolving credit facility, underwritten by Bankers Trust Company who is also acting as Agent Bank (the "Credit Facility"). The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (5.5% at January 31, 1997), plus 2%. As of March 14, 1997, the Company had outstanding $46,338,857 under the Credit Facility. Availability under the Credit Facility was $53,661,143 as of March 14, 1997.

         Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. On January 13, 1997, the Company amended the Credit Facility in order to accommodate the purchase of HMI's senior secured indebtedness and the 8,964 shares of HMI common stock purchased by the Company pursuant to the Stock Purchase Agreement (as defined herein). The principal changes include temporary adjustments to certain financial covenants until April 30, 1997, by which time the Company believes it will have either consummated the acquisition pursuant to the Merger Agreement (as defined herein) and/or have obtained additional capital, such that it will be in compliance with the terms of the Credit Facility. The Company also agreed that, until the acquisition of HMI has been consummated, any additional acquisitions would be subject to the specific approval of its senior lenders. At January 31, 1997, the Company was in compliance with all financial covenants contained in the Credit Facility.

         Radamerica Price Support Payment. In connection with the Company's acquisition of Radamerica, Inc. ("Radamerica"), the Company agreed that in the event the market value of its common stock on August 5, 1997 is less than $20 per share, the Company will pay to each Radamerica seller, for each share of common stock held by them at such time, an amount equal to the difference between the market value on such date and $20 (the "Radamerica Price Support Payment"). Based upon the closing price of the common stock on January 31, 1997, the Company's obligation under the Radamerica Price Support Payment would have been $2,281,250. The Company may pay the Radamerica Price Support Payment in whole or in part in shares of common stock or in cash within 30 days following a seller's demand therefor, which demand must be exercised by February 5, 1998. Any portion of the Radamerica Price Support Payment not paid when due will bear interest at the rate of 12% per annum.

         Pending VIP Acquisition. Pursuant to the stock purchase agreements, the Company is required to pay to the sellers of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, (the "VIP Companies") at the closing of the acquisition of the VIP Companies (the "VIP Closing"), $10,250,000 in cash (of which $750,000 and 145,455 shares of common stock valued at $750,000 has been posted as a contract deposit). The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes. In addition, at the VIP Closing the Company will assume all stated liabilities of the VIP Companies as of the VIP Closing ($8,434,000 at September 30, 1996, which includes approximately $3,000,000 due to officers/shareholders). The Company expects that some portion of such liabilities will be repaid with cash flows generated through operating activities of the VIP Companies. However, to the extent such cash flows are not sufficient, it may be necessary for the Company to use its own funds or obtain additional financing to repay the balance of such assumed liabilities, principally amounts due to the former officers/shareholders.

         The Company has not received approval from its lenders under the Credit Facility to consummate the acquisition of the VIP Companies (the "VIP Acquisition") and there can be no assurance that such approval will be obtained or, if obtained, will be on terms satisfactory to the Company. In addition, the consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including the receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained or whether the transaction will ultimately be consummated.

         If the Company defaulted under the VIP acquisition agreements, it could suffer a loss of its contract deposit which has been posted as liquidated damages. In the event that the transaction is not consummated for reasons other than a Company default, the deposit is refundable to the Company. In any event the Company's liquidity will not be materially adversely impacted because the cash portion of the deposit was paid by the Company in the 1994 fiscal year.

         Pending HMI Acquisition. On November 13, 1996, the Company acquired the senior secured indebtedness of HMI under the credit agreement (the "HMI Credit Agreement") from HMI's senior lenders for $21,263,000. In addition, subject to the terms and conditions of an agreement between the Company and HMI dated November 13, 1996, as amended (the "Supplemental Agreement"), the Company also had agreed to lend to HMI from time to time, but only until completion of the Stock Purchase Agreement (as defined below), up to $5,000,000 for working capital purposes. HMI is currently in default under the HMI Credit Agreement and the Company had agreed to forebear from exercising any remedies until March 7, 1997. As of January 13, 1997, the Company had advanced $4,649,285 to HMI for working capital purposes. On November 13, 1996, the Company and HMI also entered into a stock purchase agreement, as amended (the "Stock Purchase Agreement"), pursuant to which on January 14, 1997, the Company acquired 8,964,292 shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for a cash purchase price of $8,964,292, which actual cash outlay was reduced by the $4,649,285 advanced for working capital purposes pursuant to the Supplemental Agreement. At the closing of the Stock Purchase Agreement, the Company and HMI also entered into a registration rights agreement (the "HMI Registration Agreement") providing for the registration under the Securities Act of 1933, commencing on the earlier of June 30, 1997 or the date on which the Merger Agreement (as defined and described below) is terminated, of the shares of HMI common stock acquired by the Company pursuant to the Stock Purchase Agreement and issuable upon the exercise of the Option (as defined and described below). On November 13, 1996, HMI also issued to the Company an option (the "Option"), until January 14, 1998, to purchase newly issued shares representing up to an additional 2% of HMI's then outstanding common stock for a purchase price of $1.00 per share less amounts advanced pursuant to the Supplemental Agreement and not deducted under the Stock Purchase Agreement. On November 13, 1996, the Company and HMI also entered into an agreement and plan of merger, as amended (the "Merger Agreement"), whereby each outstanding share of HMI common stock not already owned by the Company will be acquired.

         The Company has been advised by HMI that HMI will restate its results of operations for the first and second fiscal quarters ending July 31, 1996 and October 31, 1996, respectively, and take charges of approximately $13,000,000 during its third fiscal quarter (approximately $10,000,000 of which is related to accounts receivable) and report substantial operating losses for the quarter ended January 31, 1997. Consequently, the Company and HMI are in discussions with regard to a renegotiated transaction.

         Consummation of the Merger Agreement is subject to completion of such discussions and various closing conditions, including settlement of certain shareholder litigation, approval of the lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders. If the Merger Agreement is not consummated, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

         If HMI incurs additional or unusual costs, payment on its receivables slows, and/or it does not receive ordinary credit terms for the purchase of pharmaceutical product, as anticipated, it may require additional cash to fund operations, and there can be no assurance that such funds will be available to the Company, or if available, will be on terms acceptable to the Company. If HMI does not continue satisfactory relationships with its suppliers or payments on its receivables slows materially and such funds are not made available to HMI, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

         The aggregate cost of the acquisition is uncertain and will be dependent upon the consideration included in a renegotiated transaction. The Company has invested approximately $31,000,000 in the HMI transaction as of March 17, 1997. The Company expects that any remaining cost of the acquisition will be provided through additional debt or equity financing including the sale of the Additional Shares (as defined and described below).

         Hyperion Transaction. On January 8, 1997, the Company entered into a stock purchase agreement with Hyperion Partners II L.P. ("HPII") pursuant to which HPII agreed, subject to the conditions stated therein, to purchase 898,877 shares of the Company's common stock (the "Additional Shares") at a purchase price of $11.125 per share for an aggregate purchase price of $10,000,000. Consummation of this transaction is subject to, among other things, receipt of applicable regulatory approvals and may be completed at the Company's request. The Company anticipates completing this transaction during the Company's second fiscal quarter of 1997.

         Litigation. On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester by Celia M. Consiglio, individually and as administratrix of her husband's estate against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580,000 in damages for wrongful death, pain and suffering, loss of consortium and related claims. The Company has tendered a defense of this action to its insurance carrier and management of the Company and counsel to the insurance carrier intend to vigorously defend this lawsuit. A pretrial hearing is scheduled for March 19, 1997. The Company is not able to estimate any potential exposure or range of exposure and has not recorded any amounts in its financial statements. It is reasonably possible that irrespective of insurance coverage, the ultimate outcome of this action may be materially unfavorable to the Company's consolidated results of operations, financial position or cash flows. However, the Company believes that the ultimate liability, if any, will be within the policy limits of its insurance and will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The following information relating to certain legal proceedings concerning HMI is derived from information contained in the HMI 10-K, filed with the Securities and Exchange Commission (the "Commission") on or about July 29, 1996 and the HMI 10-Q, filed with the Commission on or about December 20, 1996. The information contained herein is qualified in its entirety by reference to the HMI 10-K and the HMI 10-Q.

         HMI and certain of its past and current directors and officers have been named as defendants in a consolidated securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889
(ADS). This lawsuit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its securities filings. HMI entered into a stipulation of partial settlement with the plaintiffs' counsel and, on September 18, 1996, such stipulation received preliminary court approval (the "Original Settlement"). The Original Settlement was subsequently amended to, among other things, reduce the consideration being paid by HMI to the plaintiff class to $7,200,000 (the "Amended Settlement"). An amended stipulation of partial settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996, and a hearing for final approval has been stayed until April 11, 1997. An additional reduction to the Amended Settlement is currently being sought pursuant to the renegotiated transaction with HMI.

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

         BDO Seidman, LLP has been named as a defendant, and HMI has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of HMI, as well as declaratory and injunctive relief. Pursuant to stipulation, HMI's time to answer or otherwise move against the complaint in this action has been adjourned without date.

        The parties to the above described derivative actions have reached settlement in principle of all claims against all defendants. The parties are still in the process of negotiating the terms of the settlement agreement.

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

         On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against HMI, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action are alleged, each for up to $10,000,000 in damages. By motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against HMI alleging that a proposed plan of reorganization presented by HMI to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements. Management of HMI believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on HMI's results of operations or financial position.

         As a result of a New York State Medicaid audit, HMI has reached a settlement agreement in the amount of $1,400,000 with the New York
State Department of Social Services regarding certain overpayments to HMI. HMI has established a reserve in an equal amount in respect thereof.

        According to HMI, the outcome of certain of these lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on HMI.

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  11       Statements Re Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company filed a Form 8-K dated October 28, 1996 on or about November 12, 1996.

                  The Company filed a Form 8-K dated November 13, 1996 on or about November 26, 1996.

                  The Company filed a Form 8-K dated January 13,1997 on or about January 22, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 17, 1997


                                   TRANSWORLD HOME HEALTHCARE, INC.

                                   By: /s/ Wayne A. Palladino
                                      -----------------------
                                      Wayne A. Palladino
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Officer Duly Authorized to Sign on Behalf
                                       of Registrant)

                                EXHIBIT INDEX
                                -------------

         Exhibit                          Description
         -------                          -----------

           11                Statements Re Computation of Per Share
                             Earnings

           27                Financial Data Schedule