Form 10-Q
period 1997-04-30
TRANSWORLD HEALTHCARE INC
filed 1997-06-13
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           -----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended April 30, 1997

                         Commission File Number 1-11570
        -------------------------------------------------------------

                           Transworld HealthCare, Inc.
        -------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            New York                                            13-3098275
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 75 Terminal Avenue, Clark, New Jersey 07066
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (908) 340-1144

                           Transworld Home HealthCare, Inc. .
                (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X     NO____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                           Outstanding at June 11, 1997
 Common Stock                                             15,120,660 Shares

                           Transworld HealthCare, Inc.
                       Second Quarter Report On Form 10-Q
                                Table of Contents


            Part I.                                                       Page

Item 1.  Financial Statements (Unaudited)...........................        3

            Condensed Consolidated Balance Sheets
                  April 30, 1997 and October 31, 1996...............        4
            Condensed Consolidated Statements of Operations
                  For the Three and Six Months Ended April 30, 1997
                  and 1996..........................................        5
            Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended April 30, 1997
                  and 1996..........................................        6
            Notes to Condensed Consolidated Financial
                  Statements........................................        7


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................       16


            Part II.

Item 2.  Changes in Securities.......................................      29
Item 5.  Other Information...........................................      29
Item 6.  Exhibits and Reports on Form 8-K............................      29

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. This Quarterly Report contains certain forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Quarterly Report relating to matters that are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, future demand for the company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     Part I


Item 1.                 Financial Statements (Unaudited)


            The financial statements of Transworld HealthCare, Inc. (the "Company") begin on page 4.

                           TRANSWORLD HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          APRIL 30,                  OCTOBER 31,
                                                                                            1997                        1996
                                                                                        --------------               -------------
                                     ASSETS
Current assets:
  Cash and temporary investments                                                        $    37,263                  $   4,598
  Accounts receivable, less allowance for doubtful
    accounts of $7,341 and $5,471                                                            32,599                     24,414
  Inventories                                                                                 1,985                      1,829
  Prepaid income taxes                                                                           62                        600
  Prepaid expenses and other current assets                                                   7,337                      5,106
                                                                                        ------------                 ----------

         Total current assets                                                                79,246                     36,547

Property & equipment, net                                                                     4,084                      3,934
Advances to and investment in Health Management, Inc.                                        31,508
Intangible assets, net of accumulated amortization of
  $4,223 and $3,385                                                                          43,658                     44,496
Other assets                                                                                  7,001                      5,750
                                                                                        ------------                 ----------

         Total assets                                                                   $   165,497                  $  90,727
                                                                                        ============                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other current
    liabilities                                                                         $    10,045                  $   8,544
  Acquisitions payable                                                                           96                      1,802
                                                                                        ------------                 ----------

         Total current liabilities                                                           10,141                     10,346

Long-term debt, including obligations under capital leases                                   35,494                     12,505
Deferred income taxes and other                                                                 651                        651
                                                                                        ------------                 ----------

         Total liabilities                                                                   46,286                     23,502
                                                                                        ------------                 ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    15,104 and 9,940 shares                                                                     151                         99
  Additional paid-in capital                                                                112,799                     62,221
  Retained earnings                                                                           6,261                      4,905
                                                                                        ------------                 ----------

         Total stockholders' equity                                                         119,211                     67,225
                                                                                        ------------                 ----------

         Total liabilities and stockholders' equity                                     $   165,497                  $  90,727
                                                                                        ============                 ==========










            See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS            SIX MONTHS
                                                               ENDED APRIL 30,        ENDED APRIL 30,
                                                            --------------------    --------------------

                                                              1997        1996        1997        1996
                                                            --------    --------    --------    --------
Revenues:
    Net respiratory, medical equipment and supplies sales   $ 13,226    $ 10,373    $ 25,454    $ 22,807
    Net patient services                                       4,651       4,654       9,416       9,468
    Net infusion services                                      2,792       2,495       6,096       4,891
                                                            --------    --------    --------    --------
          Total revenues                                      20,669      17,522      40,966      37,166
                                                            --------    --------    --------    --------

Cost of revenues:
    Respiratory, medical equipment and supplies sales          5,932       4,034      10,945       8,998
    Patient services                                           2,312       2,443       4,783       4,947
    Infusion services                                          2,006       1,423       4,011       2,899
                                                            --------    --------    --------    --------
          Total cost of revenues                              10,250       7,900      19,739      16,844
                                                            --------    --------    --------    --------

          Gross profit                                        10,419       9,622      21,227      20,322

Selling, general and administrative expenses                   8,518       7,992      17,004      16,143
                                                            --------    --------    --------    --------

          Operating income                                     1,901       1,630       4,223       4,179

Interest income                                                 (426)         (9)     (1,108)        (26)
Interest expense                                               1,115       1,433       2,113       2,584
Equity in losses of Health Management, Inc., net                 296          --         296          --
                                                            --------    --------    --------    --------

          Income before income taxes                             916         206       2,922       1,621

Provision for income taxes                                       683          87       1,566         681
                                                            --------    --------    --------    --------

          Net income                                        $    233    $    119    $  1,356    $    940
                                                            ========    ========    ========    ========


Net income per share of common stock                        $    .02    $    .02    $    .12    $    .15
                                                            ========    ========    ========    ========


Weighted average number of common shares outstanding          11,583       6,776      11,360       6,762
                                                            ========    ========    ========    ========

              See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                        APRIL 30,
                                                                                ------------------------
                                                                                  1997            1996
                                                                                --------        --------
Cash flows from operating activities:
    Net income                                                                  $  1,356        $    940
    Adjustments to reconcile net income to net cash
       used in operating activities:
            Depreciation and amortization                                          1,795           1,848
            Provision for doubtful accounts                                        3,129           3,082
            Equity in losses of Health Management, Inc.                              637
    Payments for debt issuance costs                                                (500)           (349)
    Changes in assets and liabilities:
            Increase in accounts receivable                                      (11,315)         (5,782)
            (Increase) decrease in inventories                                      (156             147
            Increase in prepaid expenses and other assets                         (2,717)           (833)
            Increase (decrease) in accounts payable and other liabilities          1,261          (1,993)
                                                                                --------        --------

                Net cash used in operating activities                             (6,510)         (2,940)
                                                                                --------        --------

Cash flows from investing activities:
    Notes receivable issued                                                          (70)
    Capital expenditures                                                            (683)           (385)
    Advances to and investment in Health Management, Inc.                        (34,177)
    Payments received from Health Management, Inc.                                 2,032
    Payment on acquisition payable                                                (1,706)        (10,025)
                                                                                --------        --------

                Net cash used in investing activities                            (34,604)        (10,410)
                                                                                --------        --------

Cash flows from financing activities:
        Proceeds from notes payable                                                               10,000
        Payments on notes payable                                                    (11)
        Proceeds from short-term debt                                                              1,000
        Payments on short-term debt                                                               (1,000)
        Borrowing under revolving loan                                            33,847           5,265
        Payments on revolving loan                                               (10,883)
        Proceeds from long-term debt                                                  47              18
        Payments on long-term debt                                                   (29)         (2,269)
        Proceeds from stock issuance                                              50,650
        Payments for stock issuance costs                                           (135)
        Stock options and warrants exercised, including tax benefit                  293             198
                                                                                --------        --------

                Net cash provided by financing activities                         73,779          13,212
                                                                                --------        --------

Increase (decrease) in cash                                                       32,665            (138)

Cash and temporary investments, beginning of period                                4,598             915
                                                                                --------        --------

Cash and temporary investments, end of period                                   $ 37,263        $    777
                                                                                ========        ========

Supplemental cash flow information:
  Cash paid for interest                                                        $  1,308        $  1,625
                                                                                ========        ========
  Cash paid for income taxes                                                    $  1,028        $  1,666
                                                                                ========        ========


Supplemental disclosure of non-cash investing and financing activities:
        Common stock issued for payment on acquisition payable                                  $  3,831
                                                                                                ========







            See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

Note 1:     Basis of Presentation


      Transworld HealthCare, Inc. (the "Company") is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and para-professional services and radiation therapy; and (iii) infusion therapy.

      The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended October 31, 1996. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended April 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.



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

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 2:     Earnings Per Share (cont.)

      The earnings per share calculations for the three and six months ended April 30, 1997 and 1996 were computed as follows:

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      APRIL 30,                   APRIL 30,
                                                                ---------------------       ---------------------
                                                                 1997          1996          1997          1996
                                                                -------       -------       -------       -------
Net income                                                      $   233       $   119       $ 1,356       $   940

Add:  Interest on long-term debt, net of tax effect,
          after application of                                       --            34            --            51
          treasury stock method                                 -------       -------       -------       -------

Net income, as adjusted                                         $   233       $   153       $ 1,356       $   991
                                                                =======       =======       =======       =======

Weighted average number of shares outstanding during
   applicable periods                                            10,560         5,473        10,273         5,272

Weighted average number of shares contingently
    issuable per acquisition agreements                             269           257           269           441


Incremental shares, after application of treasury
    stock method, of stock options and warrants                     754         1,046           818         1,049
                                                                -------       -------       -------       -------

Shares used in calculation of net income per common share        11,583         6,776        11,360         6,762
                                                                =======       =======       =======       =======

          Net income per common share                           $  0.02       $  0.02       $  0.12       $  0.15
                                                                =======       =======       =======       =======






      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. SFAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. SFAS No. 128 requires the restatement of EPS data for all prior periods. The Company has not yet determined the impact that this statement will have on its EPS amounts when adopted.

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

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

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

PENDING ACQUISITIONS

VIP COMPANIES

      On June 30, 1994, the Company entered into stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies") for $11,000, amended on April 24, 1997 to $9,500, consisting of $8,750 in cash and 146 shares of the Company's common stock, (valued at $750 after taking into account restrictions on transfer). The Company placed in escrow $1,500 ($750 in cash and 146 shares of Company common stock) during July 1994 as a down payment on the acquisition of the VIP Companies (the "VIP Acquisition"), which amounts are included in "Other Assets." The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes.

      The VIP Companies provide temporary nursing and related home health care services in the City of New York and surrounding areas through both a licensed and a Medicare certified agency. The consummation of the VIP Acquisition is subject to, among other things, various closing conditions, including receipt of necessary governmental approvals (including the submission and approval of a plan of financing), the approval of the lenders under the Credit Facility (as defined and described in Note 4), the accuracy at closing of various representations and warranties and the compliance by the sellers with certain covenants and agreements contained in the stock purchase agreements. The Company cannot predict when or whether all of the requisite consents and approvals will be obtained or whether the transaction

                         TRANSWORLD HEALTHCARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                    (In thousands, except per share data)
                                   (Unaudited)

Note 3:     Business Combinations (cont.)

will ultimately be consummated. For the years ended December 31, 1996, 1995 and 1994, the VIP Companies generated approximately $29,000, $35,000 and $33,000, respectively, in revenues and, for the same periods, pro forma net income (loss) (after consideration of pro forma provision for income taxes) of $349, ($978) and $850, respectively. The 1995 net loss includes a special one-time bonus of $3,000 (pretax) to one of the VIP Companies' officers.

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

      Also, on November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders (the "HMI Credit Agreement") for $21,263 directly from such lenders. HMI is currently in default under the HMI Credit Agreement and the Company has agreed to forbear from exercising any remedies until July 15, 1997. Borrowings under the HMI Credit Agreement bear interest at a rate (9.75% at April 30, 1997) which floats with the Company's senior lending rate.

      In mid January 1997, the Stock Purchase Agreement was completed, pursuant to which the Company acquired 8,964 newly issued shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for $1 per share or $8,964. The Company also entered into a registration rights agreement providing for the registration of the aforementioned shares, which commences on the earlier of June 30, 1997 or the date on which the Merger Agreement, described below, is terminated. The Company also received an option to purchase shares representing up to an additional 2% of HMI's then outstanding common stock for $1 per share, which expires on January 14, 1998.

      The acquisition of 49% of the outstanding shares of HMI common stock is being accounted for by the Company under the equity method of accounting (effective as of January 31, 1997) until such time as the Company gains control of HMI (greater than 50% ownership of the outstanding common stock of HMI), at which point HMI will be consolidated with the Company.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:     Business Combinations (cont.)

      For the year ended April 30, 1996 and the nine months ended January 31, 1997 (unaudited), HMI reported net sales of $158,860 and $120,030, respectively and net losses of $10,927 and $31,348, respectively. Included in the net loss for the year ended April 30, 1996 are charges of $16,840, related to (i) a write-off of medical device inventory ($2,840); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($8,400); (iii) costs associated with organizational consolidation and other cost reduction programs ($3,600); and (iv) professional fees related to HMI's litigation and restatement of fiscal 1995 financial statements ($2,000). Included in the net loss for the nine months ended January 31, 1997 are charges of $21,588, related to (i) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($10,000); (ii) costs associated with overpayments from New York State Medicaid ($1,400); (iii) costs and other expenses related to the closing or sale of three retail pharmacies, including a goodwill write-off ($2,813); (iv) estimated costs related to the settlement of a stockholder class action litigation ($7,200); and (v) estimated costs related to the settlement of a derivative lawsuit ($175).

      The table below contains summarized financial information of HMI as of April 30, 1997 for balance sheet data and for the fourth quarter ended April 30, 1997 for statement of operations data based on unaudited financial information provided by HMI.

Condensed Balance Sheet Data                               April 30, 1997
----------------------------                               --------------
Current assets                                                    $38,916
Noncurrent assets                                                  33,435
Current liabilities                                                58,861
Noncurrent liabilities                                                684




                                                        Three Months Ended
Condensed Statement of Operations Data                      April 30, 1997
--------------------------------------                  ------------------
Net revenues                                                      $ 38,389
Gross profit                                                         7,317
Operating loss                                                      (3,377)
Net loss                                                            (1,299)
The Company's share (net of
elimination of intercompany interest expense of $341)                 (296)

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


Note 3:     Business Combinations (cont.)

        The $9,714 investment in HMI as of January 31, 1997 represents 49% of HMI's equity in net tangible assets and after fair value adjustments $15,835 was preliminarily being allocated to goodwill, which is being amortized on a straight-line basis over thirty years. The final allocation of purchase price and the resulting amortization expense may differ from the preliminary estimates due to the final allocation being based on final appraised values of assets and liabilities.

      The Company plans to undertake a detailed review of productivity enhancing opportunities, as well as the carrying value of various assets, at certain operations and subsidiaries of HMI. Accordingly, goodwill associated with the acquisition of HMI will be reviewed for potential impairment, if any. The Company anticipates that this review may result in restructuring and other charges in the latter part of 1997. Based on the preliminary status of this review, it is not currently practicable to estimate the amount of charges, if any, that may result from these reviews.

      The Merger Agreement, as amended on March 26, 1997, provides for the acquisition by the Company of the remaining issued and outstanding common shares of HMI, not previously owned by the Company for $ .30 per share. Consummation of the Merger Agreement is subject to various closing conditions, including final settlement of certain shareholder litigation, approval of the Company's lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders. If the Merger Agreement is not consummated, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

      The aggregate cost of the acquisition, based on the amended Merger Agreement, will be approximately $52,000, including the exchange of trade payables of $12,187 for the issuance of the AP Shares (as defined below). The Company has invested approximately $31,508 in the HMI transaction as of April 30, 1997 including $3,200 advanced for partial settlement of certain shareholder litigation and advances of $21,263 representing the acquisition of HMI's senior secured indebtedness. The Company expects that any remaining cost of the acquisition will be provided through either working capital or borrowings under the Credit Facility. The Company anticipates completing this acquisition by the end of the Company's third fiscal quarter of 1997.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


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

      On April 17, 1997, the Company amended the Credit Facility in order to accommodate the sale of the Additional Shares and the AP Shares (each as defined in Note 5), the March 26, 1997 amendment to the Merger Agreement (Note 3), the advance made on behalf of HMI of $3,200 for partial settlement of certain shareholder litigation (Note 3) and the ability to make an additional payment of $1,350 after the closing of the Merger Agreement, the ability to make advances and loans to HMI for general corporate and working capital purposes up to $2,000, the ability to purchase 1,765 shares of Omnicare plc ("Omnicare") from Hyperion Partners II L.P. ("HPII") (Note 7) and the ability to change its corporate name to Transworld HealthCare, Inc. (Note 7).


Note 5:     Stockholders' Equity

      On April 21, 1997, HPII purchased an additional 899 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. purchased 4,117 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650 (collectively, the "Additional Shares").

      On March 26, 1997, HPII agreed to invest an additional $12,187 of equity capital, representing a purchase of 1,234 shares (the "AP Shares") at $9.875 per share, the consideration for which will be comprised of the transfer to the Company of HPII's receivables from HMI, representing certain trade payables of HMI, previously acquired by HPII. Completion of this transaction is subject to customary closing conditions including, but not limited to, shareholder approval.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


Note 6:     Commitments and Contingencies

        On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs were seeking $12,580 in damages. The case was settled on April 16, 1997 for $760, of which the Company's portion amounted to $710, and was paid on May 6, 1997 by the Company's insurance company. As of April 30, 1997, the Company's balance sheet includes a $710 receivable from the insurance company, which is included in prepaid and other current assets, and a corresponding settlement payable which is included in accounts payable, accrued expenses and other current liabilities. Since this settlement was within the policy limits of the Company's insurance policies it will not have any effect on the Company's consolidated financial position, results of operations or cash flows.


Note 7:     Subsequent Events

      Effective May 6, 1997 Transworld Home HealthCare, Inc. changed its name to Transworld HealthCare, Inc.

OMNICARE

      On May 28, 1997 Transworld HealthCare (UK) Limited ("Transworld UK"), a wholly owned subsidiary of the Company and Omnicare reached agreement on the terms of a recommended cash offer to acquire all the issued and to be issued shares of Omnicare. The aggregate cost of the acquisition will be approximately $32,000.

      Omnicare provides respiratory equipment and services to patients at home in the United Kingdom under the terms of contracts and licenses with various United Kingdom National Health Service agencies. The Company also dispenses and supplies a range of medical and surgical products, principally ostomy products, to patients at home, as well as providing those patients with advisory and other services through its network of regional care centers.

        Transworld UK has received commitments from shareholders to sell 35.9% of the outstanding shares of Omnicare. Transworld also acquired 1,765 Omnicare shares from HPII on May 28, 1997 for $2,857. As a result, Transworld UK (including commitments from shareholders) would own an aggregate of 6,015 shares, representing 50.8% of Omnicare's outstanding shares.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 7:     Subsequent Events (cont.)

      Completion of the transaction is subject to various conditions as set forth in the definitive United Kingdom offering materials. On May 30, 1997 the Credit Agreement was amended to accommodate the offer to acquire Omnicare. The Company expects to fund the acquisition with working capital. The Company anticipates completing this transaction in July 1997.

      Timothy M. Aitken, the Company's Chairman and Chief Executive Officer is a director of both the Company and Omnicare, and accordingly has not participated in either the Company's or Omnicare's board deliberations concerning the offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    THREE MONTHS ENDED APRIL 30, 1997 VS. THREE MONTHS ENDED APRIL 30, 1996

      Revenues. Total revenues increased by $3,147,000 or 18.0% to $20,669,000 for the three months ended April 30, 1997 from $17,522,000 for the three months ended April 30, 1996. This increase was primarily attributable to an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations ($2,725,000) and the inclusion of U.S. HomeCare Infusion Therapy Services Corporation of New Jersey ("USNJ") ($944,000).

      Cost of Revenues. Cost of revenues increased by $2,350,000 or 29.7% to $10,250,000 for the three months ended April 30, 1997 from $7,900,000 for the three months ended April 30, 1996. As a percentage of total revenues, cost of revenues increased to 49.6% from 45.1% for the three months ended April 30, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (44.9% for the three months ended April 30, 1997 versus 38.9% for the corresponding 1996 period), decreased for patient services (49.7% for the three months ended April 30, 1997 versus 52.5% for the corresponding 1996 period) and increased for infusion services (71.8% for the three months ended April 30, 1997 versus 57.0% for the corresponding 1996 period). The increases in the respiratory, medical equipment and supplies sales and the infusion services costs are primarily attributable to an increase in the mix of higher cost product lines and therapies.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $526,000 or 6.6% to $8,518,000 for the three months ended April 30, 1997 from $7,992,000 for the comparable 1996 period. This increase was principally due to an increase in selling, general and administrative expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($724,000) which increased principally as a result of the building of infrastructure (such as payroll and payroll related expenses and office expenses) and the Company's infusion therapy operations primarily due to the inclusion of USNJ for the three months ended April 30, 1997 ($72,000).

      Interest Income. Interest income increased by $417,000 to $426,000 for the three months ended April 30, 1997 from $9,000 for the comparable 1996 period. This increase was primarily attributable to interest income earned, after the elimination of intercompany interest (49%), under the HMI Credit Agreement (as defined herein) ($354,000) in the second quarter of 1997.

      Interest Expense. Interest expense decreased by $318,000 to $1,115,000 for the three months ended April 30, 1997 from $1,433,000 for the comparable 1996 period. This decrease in interest expense was primarily due to interest expense ($500,000) in the second quarter of 1996 on a $10,000,000 subordinated loan which was repaid on July 31, 1996.

      Equity in Losses of Health Management, Inc. ("HMI"). Equity in losses of HMI was $296,000 for the three months ended April 30, 1997 versus $0 for the comparable 1996 period. This represents 49% of HMI's losses for the three months ended April 30, 1997, after the elimination of intercompany interest expense ($341,000). The 49% interest in HMI was acquired in mid January 1997 and included in the results of operations effective February 1, 1997.

      Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 74.6% for the three months ended April 30, 1997 and 42.2% for the three months ended April 30, 1996. The increase in the effective tax rate from the 1996 period to the 1997 period was principally attributable to equity in losses of HMI (30.6%) and to a much lesser extent to higher levels of non-deductible expenses, primarily goodwill amortization.

        Net Income. As a result of the foregoing, net income increased by $114,000 to $233,000 for the three months ended April 30, 1997 from net income of $119,000 for the three months ended April 30, 1996. Excluding the Company's share of HMI's losses for the three months ended April 30, 1997, amounting to $637,000 (excluding a $341,000 reduction in interest income), the Company's net income would have been $870,000.

SIX MONTHS ENDED APRIL 30, 1997 VS. SIX MONTHS ENDED APRIL 30, 1996

      Revenues. Total revenues increased by $3,800,000 or 10.2% to $40,966,000 for the six months ended April 30, 1997 from $37,166,000 for the six months ended April 30, 1996. This increase was primarily attributable to an increase of $2,647,000 or 11.6% in net respiratory, medical equipment and supplies sales resulting from an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations. Net infusion service revenues also increased by $1,205,000 or 24.6% due primarily to the inclusion of USNJ for the six months ended April 30, 1997.

      Cost of Revenues. Cost of revenues increased by $2,895,000 or 17.2% to $19,739,000 for the six months ended April 30, 1997 from $16,844,000 for the six months ended April 30, 1996. As a percentage of total revenues, cost of revenues increased to 48.2% from 45.3% for the six months ended April 30, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (43.0% for the six months ended April 30, 1997 versus 39.5% for the corresponding 1996 period), decreased for patient services (50.8% for the six months ended April 30, 1997 versus 52.2% for the corresponding 1996 period) and increased for infusion services (65.8% for the six months ended April 30, 1997 versus 59.3% for the corresponding 1996 period). The increases in the respiratory, medical equipment and supplies sales and the infusion services costs are primarily attributable to an increase in the mix of higher cost product lines and therapies.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $861,000 or 5.3% to $17,004,000 for the six months ended April 30, 1997 from $16,143,000 for the comparable 1996 period. This increase was primarily attributable to an increase in the Company's specialty mail-order pharmacy and medical supplies operations ($880,000) which increased principally as a result of the building of infrastructure (such as payroll and payroll related expenses and office expense) and the Company's infusion therapy operations primarily due to the inclusion of USNJ for the six months ended April 30, 1997 ($262,000).

      Interest Income. Interest income increased by $1,082,000 to 1,108,000 for the six months ended April 30, 1997 from $26,000 for the comparable 1996 period. This increase was primarily attributable to interest income earned, after the elimination of intercompany interest (49%) for the three months ended April 30, 1997, under the HMI Credit Agreement (as defined herein) ($1,022,000) for the six months of 1997.

      Interest Expense. Interest expense, decreased by $471,000 to $2,113,000 for the six months ended April 30, 1997 from $2,584,000 for the comparable 1996 period. This decrease was primarily attributable to interest expense ($622,000) in the six months ended April 30, 1996 on a $10,000,000 subordinated loan which was repaid on July 31, 1996.

      Equity in Losses of HMI. Equity in losses of HMI was $296,000 for the six months ended April 30, 1997 verses $0 for the comparable 1996 period. This represents 49% of HMI's losses for the three months ended April 30, 1997, after the elimination of intercompany interest expense ($341,000). The 49% interest in HMI was acquired in mid January 1997 and included in the results of operations effective February 1, 1997.

      Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 53.6% for the six months ended April 30, 1997 and 42.0% for the six months ended April 30, 1996. The increase in the effective tax rate from the 1996 period to the 1997 period was principally attributable to equity in losses of HMI (9.6%) and to a much lesser extent to higher levels of non-deductible expenses, primarily goodwill amortization.

        Net Income. As a result of the foregoing, net income increased by $416,000 or 44.3% to $1,356,000 for the six months ended April 30, 1997 from net income of $940,000 for the six months ended April 30, 1996. Excluding the Company's share of HMI's losses for the three months ended April 30, 1997, amounting to $637,000 (excluding a $341,000 reduction in interest income), the Company's net income would have been $1,993,000.

Liquidity and Capital Resources

      During the six months ended April 30, 1997, the Company's negative cash flow from operations was $6,510,000 primarily as a result of an increase in accounts receivable of $8,186,000 (net of increases in allowance for doubtful accounts) (see Accounts Receivable below). The Company utilized $34,604,000 in investing activities, including $1,706,000 for payments on acquisitions payable (primarily for USNJ), $683,000 for capital expenditures, $70,000 for notes receivable, $21,263,000, for the acquisition of the senior secured indebtedness of HMI, $8,964,000 for the acquisition of 8,964,000 shares of HMI common stock, $750,000 for costs associated with the acquisition of HMI's shares, $3,200,000 for advances made on behalf of HMI for a partial settlement of certain shareholder litigation offset by repayments received from HMI of $2,032,000. Cash requirements during the six months ended April 30, 1997 for operating and investing activities were met through borrowings under the Credit Facility and the net proceeds from the issuance of stock of $50,515,000. The Company also made repayments of $10,883,000 of the revolving loan during the six months ended April 30, 1997, primarily from the stock issuance proceeds.

      Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At April 30, 1997 and October 31, 1996, $32,599,000 (19.7%) and $24,414,000 (26.9%), respectively, of the
Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

      Accounts receivable increased by $8,185,000 from October 31, 1996 to April 30, 1997 primarily due to an increase in accounts receivable at the Company's specialty mail-order pharmacy and medical supply operations ($6,837,000) and the infusion therapy operations ($1,480,000) primarily attributable to the acquisition of USNJ.

      During fiscal 1996 and during the first six months of 1997, the Company experienced a significant increase in accounts receivable at one of its specialty mail-order pharmacy and medical supplies operations, DermaQuest, Inc. ("DermaQuest"), whose main product lines include wound care and orthotic products. The Medicare program, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the applicable Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable with the corresponding negative impact on cash flow. The Company believes that this trend will continue through the 1997 fiscal year. In establishing the net realizable value of its accounts receivable for DermaQuest, the Company has relied on its historical payment experience which includes its highly favorable outcomes in the fair hearing process. The Company believes that based on such prior favorable payment experience, current regulations and its billing and related documentation practices, there is no current basis to indicate that DermaQuest would be any less successful in the collection of its accounts receivable as reported.

      Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At April 30, 1997, and October 31, 1996, the Company's average DSOs were 142 and 109, respectively. The increase in DSOs was principally due to delays in billing in the specialty mail-order pharmacy and medical supplies operations and to a lesser extent to the factors previously discussed. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSO's, however, the Company expects the DSO's to decline during the next fiscal quarter as the billings in the specialty mail-order pharmacy and medical supplies operations are brought current.

      Credit Facility. On July 31, 1996, the Company completed a $100,000,000 senior secured revolving credit facility, with Bankers Trust Company as Agent (the "Credit Facility"). The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (ranging from 5.66% to 5.69% at April 30, 1997), plus 2%. As of June 6, 1997, the Company had outstanding $35,455,000 under the Credit Facility. Availability under the Credit Facility was $64,545,000 as of June 3, 1997.

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

      At April 30, 1997, the Company was in compliance with all financial covenants contained in the Credit Facility. On January 13, 1997, the Company amended the Credit Facility in order to accommodate the purchase of HMI's senior secured indebtedness and the

8,964,000 shares of HMI common stock purchased by the Company pursuant to the Stock Purchase Agreement (as defined herein). The Company also agreed that, until the acquisition of HMI has been consummated, any additional acquisitions would be subject to the specific approval of its senior lenders.

      On April 17, 1997, the Company amended the Credit Facility in order to accommodate the sale of the Additional Shares and the AP Shares (each as defined herein), an amendment to the Merger Agreement (as defined herein), an advance made on behalf of HMI of $3,200,000 for partial settlement of certain shareholder litigation and the ability to make an additional payment of $1,350,000 after the closing of the Merger Agreement, the ability to make advances and loans to HMI for general corporate and working capital purposes up to $2,000,000, the ability to purchase 1,765,000 shares of Omnicare plc ("Omnicare") from Hyperion Partners II L.P. ("HPII") and the ability to change its corporate name to Transworld HealthCare, Inc.

      On May 30, 1997 the Credit Agreement was amended to accommodate the offer to acquire Omnicare (see Pending Omnicare Acquisition).

      Radamerica Price Support Payment. In connection with the Company's acquisition of Radamerica, Inc. ("Radamerica") the Company agreed that in the event the market value of its common stock on August 5, 1997 is less than $20 per share, the Company will pay to each Radamerica seller, for each share of common stock held by them at such time, an amount equal to the difference between the market value on such date and $20 (the "Radamerica Price Support Payment"). Based upon the closing price of the common stock on April 30, 1997, the Company's obligation under the Radamerica Price Support Payment would have been $2,593,750. The Company may pay the Radamerica Price Support Payment in whole or in part in shares of common stock or in cash within 30 days following a seller's demand therefore, which demand must be exercised by February 5, 1998. Any portion of the Radamerica Price Support Payment not paid when due will bear interest at the rate of 12% per annum.

      Pending VIP Acquisition. Pursuant to the stock purchase agreements, as amended on April 24, 1997, the Company is required to pay to the sellers of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, (the "VIP Companies") at the closing of the acquisition of the VIP Companies (the "VIP Closing"), $8,000,000 in cash. The Company has also posted as a contract deposit $750,000 and 145,455 shares of common stock valued at $750,000. The cash portion of the contract deposit has, with the Company's consent, been loaned to the VIP Companies to be used for working capital purposes. In addition, at the VIP Closing the Company will assume all stated liabilities of the VIP Companies as of the VIP Closing ($8,523,000 at December 31, 1996, which includes approximately $3,000,000 due to officers/shareholders). The Company expects that some portion of such liabilities will be repaid with cash flows generated through operating activities of the VIP Companies.

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

      Pending HMI Acquisition. On November 13, 1996, the Company acquired the senior secured indebtedness of HMI under its credit agreement (the "HMI Credit Agreement") from HMI's senior lenders for $21,263,000. HMI is currently in default under the HMI Credit Agreement and the Company has agreed to forebear from exercising any remedies until July 15, 1997.

      On November 13, 1996, the Company and HMI also entered into a stock purchase agreement, as amended (the "Stock Purchase Agreement"), pursuant to which on January 14, 1997, the Company acquired 8,964,292 shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for a cash purchase price of $8,964,292. At the closing of the Stock Purchase Agreement, the Company and HMI also entered into a registration rights agreement providing for the registration under the Securities Act of 1933, commencing on the earlier of June 30, 1997 or the date on which the Merger Agreement (as defined and described below) is terminated, of the shares of HMI common stock acquired by the Company pursuant to the Stock Purchase Agreement and issuable upon the exercise of the Option (as defined and described below). On November 13, 1996, HMI also issued to the Company an option (the "Option"), until January 14, 1998, to purchase newly issued shares representing up to an additional 2% of HMI's then outstanding common stock for a purchase price of $1.00 per share.

      On November 13, 1996, the Company and HMI also entered into an agreement and plan of merger, as amended (the "Merger Agreement"), whereby each outstanding share of HMI common stock not already owned by the Company will be acquired by the Company at a price of $.30 per share. Consummation of the Merger Agreement is subject to various closing conditions, including final settlement of certain shareholder litigation, approval of the Company's lenders under the Credit Facility, receipt of certain regulatory approvals and approval by HMI's shareholders. If the Merger Agreement is not consummated, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

      If HMI incurs additional or unusual costs, payment on its receivables slows, and/or it does not receive ordinary credit terms for the purchase of pharmaceutical product, as anticipated, it may require additional cash to fund operations. The Credit Agreement, as amended, allows for advances and loans by the Company of up to $2,000,000 to HMI for general corporate or working capital purposes and as of June 12, 1997, the Company has advanced a net $900,000 to HMI for working capital purposes. If HMI required more than $2,000,000 of additional cash to fund operations there can be no assurance that such funds will continue to be available to the Company, or if available, will be on terms acceptable to the Company. If HMI does not continue satisfactory relationships with its suppliers or payments on its receivables slows materially and such funds are not made available to HMI, it is likely that HMI would seek protection under the Federal Bankruptcy laws.

      The aggregate cost of the acquisition, based on the amended Merger Agreement, will be approximately $52,000,000 including the exchange of trade payables of $12,187,488 for the issuance of the AP Shares (as defined below). The Company has invested approximately $32,408,000 in the HMI transaction as of June 12, 1997, including the $900,000 advanced for working capital. The Company expects that any remaining cost of the acquisition will be provided through either working capital or borrowings under the Credit Facility. The Company anticipates completing this acquisition by the end of the Company's third fiscal quarter of 1997.

      The Company plans to undertake a detailed review of productivity enhancing opportunities, as well as the carrying value of various assets, at certain operations and subsidiaries of HMI. Accordingly, goodwill associated with the acquisition of HMI will be reviewed for potential impairment, if any. The Company anticipates that this review may result in restructuring and other charges in the latter part of 1997. Based on the preliminary status of this review, it is not currently practicable to estimate the amount of charges, if any, that may result from these reviews.

      Hyperion Transaction. On April 21, 1997, HPII purchased 898,877 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. purchased 4,116,456 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650,000 (collectively, the "Additional Shares").

        On March 26, 1997, HPII agreed to invest an additional $12,187,488 of equity capital, representing a purchase of 1,234,176 shares (the "AP Shares") at $9.875 per share the consideration for which will be comprised of the transfer to the Company of HPII's receivables from HMI, representing certain trade payables of HMI, previously acquired by HPII. Completion of this transaction is subject to customary closing conditions including, but not limited to, shareholder approval.

      Pending Omnicare Acquisition. On May 28, 1997 Transworld (UK) Limited ("Transworld UK"), a wholly owned subsidiary of the Company and Omnicare, reached agreement on the terms of a recommended cash offer to acquire all the issued and to be issued shares of Omnicare. The aggregate cost of the acquisition will be approximately $32,000,000.

      Omnicare provides respiratory equipment and services to patients at home in the United Kingdom under the terms of contracts and licenses with various United Kingdom National Health Service agencies. The Company also dispenses and supplies a range of medical and surgical products, principally ostomy products, to patients at home, as well as providing those patients with advisory and other services through its network of regional care centers.

      Transworld UK has received commitments from shareholders to sell 35.9% of the outstanding shares of Omnicare. Transworld also acquired 1,765,000 Omnicare shares from HPII on May 28, 1997 for $2,856,500. As a result, Transworld UK (including commitments from shareholders) would own an aggregate of 6,014,500 shares, representing 50.8% of Omnicare's outstanding shares.

      Completion of the transaction is subject to various conditions as set forth in the definitive United Kingdom offering materials. The Company expects to fund the acquisition with working capital. The Company anticipates completing this transaction in July 1997.

      Timothy M. Aitken, the Company's Chairman and Chief Executive Officer is a director of both the Company and Omnicare, and accordingly has not participated in either the Company's or Omnicare's board deliberations concerning the offer.

      Litigation. On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester by Celia M. Consiglio, individually and as administratrix of her husband's estate against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs were seeking $12,580,000 in damages. The case was settled on April 16, 1997 for $760,000, of which the Company's portion amounted to $710,000, and was paid on May 6, 1997 by the Company's insurance company. Since this settlement was within the policy limits of the Company's insurance policies it had no effect on the Company's consolidated financial position, results of operations or cash flows.

      The following information relating to certain legal proceedings concerning HMI is derived from information contained in the HMI 13-E3 Transaction Statement filed with the Commission on or about June 12, 1997. The information contained herein is qualified in its entirety by reference to the HMI 13-E3 Transaction Statement.

      HMI and certain of its former directors and officers and its current outside auditors, BDO Seidman, have been named as defendants in a consolidated securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This consolidated action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings. The consolidated action purports to represent a class of persons who purchased HMI shares of common stock between August 25, 1994 and February 27, 1996, the date HMI announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the HMI shares of common stock that allegedly resulted from HMI's February 1996 announcements. HMI entered into a Stipulation of Partial Settlement with plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by HMI of $2,000,000 in cash and the issuance of 2,200,000 HMI shares of common stock and warrants to purchase 2,200,000 HMI shares of common stock. As a condition to the Company's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996 and preliminary approval by the U.S. District Court for the Eastern District of New York was granted on December 20, 1996. As a condition to closing the Merger Agreement, the Amended Stipulation of Partial Settlement was further amended, on April 23, 1997, to provide for the settlement of such class actions for a reduced settlement amount of $4,550,000, and preliminary court approval and final court approval of such amended settlement was received on April 25, 1997 and June 9, 1997, respectively. The Restated Stipulation of Partial Settlement provides for the settlement of the lawsuit as against HMI for $4,550,000 in cash, of which $3,200,000 has been paid into escrow at the time the Restated Stipulation of Partial Settlement was signed and will be released from escrow when the judgment entered by the court becomes final. The remaining $1,350,000 is to be paid at the effective time. HMI is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce HMI's liability with respect to such settlement.

      Certain of HMI's current and former officers and directors have been named as defendants, and HMI has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of HMI as well as declaratory and injunctive relief. An amended consolidated complaint was served on HMI on August 12, 1996. HMI filed a motion to dismiss the amended consolidated complaint on June 2, 1997. HMI's motion argued, among other things, that plaintiffs failed to lodge a presuit demand upon HMI's Board of Directors and that plaintiffs will lose standing upon the consummation of the merger. A hearing on HMI's motion is currently scheduled to take place on July 18, 1997. In December 1996, HMI and the plaintiffs' counsel tentatively agreed on a cash settlement of $175,000; however, the parties subsequently were unable to agree on the other terms of the settlement and currently there is no settlement offer pending.

      BDO Seidman has been named as a defendant, and HMI has been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of HMI's securities filings. BDO Seidman was HMI's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of HMI as well as declaratory and injunctive relief. Pursuant to stipulation, HMI's time to answer or otherwise move against the complain in this action as been adjourned indefinitely.

      Certain of HMI's current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action purports to represent a class of persons who purchased shares of HMI common stock between September 15, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. HMI intends to vigorously defend itself in such action.

      Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future.

      HMI and the Company have been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew Bergman v. Health Management, Inc. and Transworld Home HealthCare, Inc., CA No. 15609NC. The plaintiff in the case sought reimbursement and advancement of legal fees and expenses. The Company was dismissed as a defendant from the lawsuit prior to its settlement on April 29, 1997, for $275,000.

      The enforcement division of the Securities and Exchange Commission has issued a formal order of investigation relating to matters arising out of HMI's public announcement on February 27, 1996 that HMI would have to restate its financial statements for prior periods as a result of certain accounting irregularities. HMI is fully cooperating with this investigation and has responded to the requests of the Securities and Exchange Commission for documentary evidence.

      On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against HMI, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action are alleged, each for up to $10,000,000 in damages. By motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against HMI alleging that a proposed plan of reorganization presented by HMI to the Bankruptcy Court in APP's bankruptcy case was based on financial statements of HMI that were allegedly fraudulent. On September 17, 1996 the Court granted APP's motion to amend its complaint to add a fifth cause of action. HMI noticed an appeal of this order in November, 1996. HMI's management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on HMI's results of operations or financial position.

      According to HMI if the merger is not consummated, the outcomes of certain of the foregoing lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on HMI.

                                     PART II


Item 2.     Changes in Securities.

            On April 21, 1997, Hyperion TW Fund L.P. purchased 4,116,456 shares of the Company's common stock (the "Common Stock") at a purchase price of $9.875 per share for an aggregate purchase price of $40,650,000. On such date, HPII also purchased 898,877 shares of Common Stock at a purchase price of $11.125 per share for an aggregate purchase price of $10,000,000. The Common Stock issued in each such transaction was issued in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.     Other Information.

            On May 28, 1997 Transworld (UK) Limited, a wholly owned subsidiary of the Company and Omnicare plc ("Omnicare"), reached agreement on the terms of a recommended cash offer to acquire all the issued and to be issued share capital of Omnicare. See Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  3.1 Restated Certificate of Incorporation of the Company filed on December 12, 1990, as amended on August 7, 1992.

                  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 28, 1995.

                  3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on October 9, 1996.

                  3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on May 6, 1997.

                  10.1 Third Amendment to Credit Agreement, dated as of April 17, 1997, among the Company, the lenders from time to time party to the Credit Agreement, and Bankers Trust Company.

                  10.2 Amended Agreement dated as of April 24, 1997, to the Stock Purchase Agreement dated as of June 30, 1994, as amended on June 30, 1994 and May 19, 1995, between Shlomo Appel and the Company.

                  10.3 Amended Agreement dated as of April 24, 1997, to the Stock Purchase Agreement dated as of June 30, 1994, as amended on June 30, 1994 and May 19, 1995, between Jack Schiff and the Company.

                  11       Statement Re Computation of Per Share Earnings

                  27       Financial Data Schedule

            (b)   Reports on Form 8-K.

                  The Company filed a Form 8-K/A (Amendment No. 1) dated January 14, 1997 on or about March 21, 1997.

                  The Company filed a Form 8-K/A (Amendment No. 2) dated January 14, 1997 on or about March 27, 1997.

                  The Company filed a Form 8-K dated April 1, 1997 on or about April 16, 1997.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 13, 1997


                               TRANSWORLD HEALTHCARE, INC.

                               By: /s/ Wayne A. Palladino
                                   ----------------------
                                    Wayne A. Palladino
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial Officer and
                                    Officer Duly Authorized to Sign on Behalf of
                                    Registrant)

                                  EXHIBIT INDEX


Exhibit                                Description


3.1 Restated Certificate of Incorporation of the Company filed on December 12, 1990, as amended on August 7, 1992.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 28, 1995.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on October 9, 1996.

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on May 6, 1997.

10.1 Third Amendment to Credit Agreement, dated as of April 17, 1997, among the Company, the lenders from time to time party to the Credit Agreement, and Bankers Trust Company.

10.2 Amended Agreement dated as of April 24, 1997, to the Stock Purchase Agreement dated as of June 30, 1994, as amended on June 30, 1994 and May 19, 1995, between Shlomo Appel and the Company.

10.3 Amended Agreement dated as of April 24, 1997, to the Stock Purchase Agreement dated as of June 30, 1994, as amended on June 30, 1994 and May 19, 1995, between Jack Schiff and the Company.

11                 Statement Re Computation of Per Share Earnings

27                 Financial Data Schedule