Form 10-Q
period 1997-07-31
TRANSWORLD HEALTHCARE INC
filed 1997-09-15
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 31, 1997


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


                  555 Madison Avenue, New York, New York 10022
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 750-0064

          -------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X      NO
                                ___        ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at September 11, 1997
 Common Stock                                         15,374,692 Shares

                           Transworld HealthCare, Inc.
                        Third Quarter Report On Form 10-Q
                                Table of Contents


                  Part I.                                                                       Page
Item 1.    Financial Statements (Unaudited).............................................         3

                  Condensed Consolidated Balance Sheets
                           July 31, 1997 and October 31, 1996...........................         4
                  Condensed Consolidated Statements of Operations
                           For the Three and Nine Months Ended July 31, 1997
                           and 1996.....................................................         5
                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended July 31, 1997
                           and 1996.....................................................         6
                  Notes to Condensed Consolidated Financial
                           Statements...................................................         7


Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................         17

                  Part II.

Item 4.    Submission of Matters to a Vote of Security Holders..........................         31

Item 5.    Other Information............................................................         32

Item 6.    Exhibits and Reports on Form 8-K.............................................         32

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

                                     PART I


Item 1.                    Financial Statements (Unaudited)


         The financial statements of Transworld HealthCare, Inc. (the "Company") begin on page 4.

                           TRANSWORLD HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                              July 31,     October 31,
                                                                               1997           1996
                                                                               ----           ----
                                    ASSETS

Current assets:
  Cash and temporary investments                                             $   7,165       $ 4,598
  Accounts receivable, less allowance for doubtful
    accounts of $13,177 and $5,471                                              36,127        24,414
  Inventories                                                                    3,203         1,829
  Prepaid income taxes                                                           1,096           600
  Deferred income taxes                                                          6,822         2,902
  Prepaid expenses and other current assets                                      7,113         2,204
                                                                             ---------       -------
         Total current assets                                                   61,526        36,547

Property & equipment, net                                                        8,226         3,934
Investment in Health Management, Inc., held for sale                            25,000
Intangible assets, net of accumulated amortization of
  $1,548 and $3,385                                                            104,818        44,496
Other assets                                                                     4,255         5,750
                                                                             ---------       -------
         Total assets                                                        $ 203,825       $90,727
                                                                             =========       =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other current
    liabilities                                                              $  17,696       $ 8,544
  Liabilities in connection with HMI transaction                                10,985
  Acquisitions payable                                                              68         1,802
                                                                             ---------       -------
         Total current liabilities                                              28,749        10,346

Long-term debt, including obligations under capital leases                      86,389        12,505
Deferred income taxes and other                                                    760           651
                                                                             ---------       -------
         Total liabilities                                                     115,898        23,502
                                                                             ---------       -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    15,117 and 9,940 shares                                                        151            99
  Additional paid-in capital                                                   112,629        62,221
  Translation adjustment                                                          (727)
  Retained (deficit) earnings                                                  (24,126)        4,905
                                                                             ---------       -------
         Total stockholders' equity                                             87,927        67,225
                                                                             ---------       -------
         Total liabilities and stockholders' equity                          $ 203,825       $90,727
                                                                             =========       =======

            See notes to condensed consolidated financial statements.

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                         Three Months                  Nine Months
                                                                         Ended July 31,                Ended July 31,
                                                                       1997         1996            1997           1996
                                                                       ----         ----            ----           ----
Revenues:
    Net respiratory, medical equipment and supplies sales            $ 14,696      $ 11,939       $ 40,150      $ 34,746
    Net patient services                                                5,736         4,754         15,152        14,222
    Net infusion services                                               3,007         2,543          9,103         7,434
                                                                     --------      --------       --------      --------
          Total revenues                                               23,439        19,236         64,405        56,402
                                                                     --------      --------       --------      --------

Cost of revenues:
    Respiratory, medical equipment and supplies sales                   7,778         4,721         18,723        13,719
    Patient services                                                    2,636         2,570          7,419         7,517
    Infusion services                                                   2,160         1,524          6,171         4,423
                                                                     --------      --------       --------      --------
          Total cost of revenues                                       12,574         8,815         32,313        25,659
                                                                     --------      --------       --------      --------

          Gross profit                                                 10,865        10,421         32,092        30,743

Selling, general and administrative expenses                           12,811         8,627         29,815        24,770
One-time and special charges                                           34,433                       34,433
Equity in losses of Health Management, Inc., net                                                       296
                                                                     --------      --------       --------      --------
          Operating (loss) income                                     (36,379)        1,794        (32,452)        5,973

Interest income                                                       ( 1,467)      (    21)       ( 2,575)      (    48 )
Interest expense                                                        1,603         1,312          3,716         3,897
                                                                     --------      --------       --------      --------
          (Loss) income before income taxes and
              extraordinary loss                                      (36,515)          503        (33,593)        2,124

(Benefit) provision for income taxes                                  ( 6,128)          211        ( 4,562)          892
                                                                     --------      --------       --------      --------
          (Loss) income before extraordinary loss                     (30,387)          292        (29,031)        1,232

Extraordinary loss - early extinguishment of debt
     (net of income tax benefit of $971)                                              1,342                        1,342
                                                                     --------      --------       --------      --------
          Net loss                                                   $(30,387)     $( 1,050)      $(29,031)     $(   110)
                                                                     ========      ========       ========      ========
(Loss) income per share of common stock from:
     (Loss) income before extraordinary loss                         $(  1.89)     $    .04       $(  2.24)     $    .18

     Extraordinary loss - early extinguishment of debt                              (   .19)                     (   .20)
                                                                     --------      --------       --------      --------
          Net loss                                                   $(  1.89)     $(   .15)      $(  2.24)     $(   .02)
                                                                     ========      ========       ========      ========

Weighted average number of common shares outstanding                   16,064        7,006          12,979         6,748
                                                                     ========      ========       ========      ========

See notes to condensed consolidated financial statements.

                      TRANSWORLD HEALTHCARE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)

                                                                                   Nine Months Ended
                                                                                        July 31,
                                                                            1997                       1996
                                                                            ----                       ----
Cash flows from operating activities:
    Net loss                                                             $( 29,031)                 $(   110)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
            Depreciation and amortization                                    2,941                     2,770
            Provision for doubtful accounts                                  7,531                     4,602
            Equity in losses of Health Management, Inc.                        637
            One-time and special charges                                    34,433
            Deferred income taxes                                           (4,000)
            Extraordinary loss - early extinguishment
              of debt                                                                                  2,313
    Debt issuance costs                                                   (  1,539)                  ( 3,373)
    Changes in assets and liabilities:
            Increase in accounts receivable                               ( 10,395)                  ( 9,195)
            (Increase) decrease in inventories                            (     63)                      228
            Increase in prepaid expenses and other assets                 (  5,183)                  (   642)
            Increase (decrease) in accounts payable and other
              liabilities                                                      121                   ( 4,065)
                                                                         ---------                  --------
                Net cash used in operating activities                     (  4,548)                  ( 7,472)
                                                                         ---------                  --------
Cash flows from investing activities:
    Notes receivable issued                                               (     70)
    Capital expenditures                                                  (  1,437)                  (   698)
    Advances to and investment in Health Management, Inc.                 ( 36,684)
    Payments received from Health Management, Inc.                           2,032
    Proceeds from sale of subsidiary, net of cash overdraft when sold       12,114
    Purchase of subsidiaries, net of cash acquired                        ( 93,161)
    Proceeds from termination of agreement with VIP                            500
    Payments on acquisition payable                                       (  1,734)                  (11,051)
                                                                         ---------                  --------
                Net cash used in investing activities                     (118,440)                  (11,749)
                                                                         ---------                  --------

Cash flows from financing activities:
    Proceeds from notes payable                                                                       10,000
    Payments on notes payable                                             (     11)                  (10,000)
    Proceeds from short-term debt                                                                      1,000
    Payments on short-term debt                                                                      ( 2,000)
    Borrowing under revolving loan                                          96,847                    14,982
    Payments on revolving loan                                            ( 22,983)                  (10,990)
    Proceeds from long-term debt                                                47                        18
    Payments on long-term debt                                            (    254)                  (21,030)
    Proceeds from stock issuance                                            50,650                    38,351
    Payments for stock issuance costs                                     (    135)
    Stock options and warrants exercised, including tax benefit                494                       206
                                                                         ---------                  --------
                Net cash provided by financing activities                  124,655                    20,537
                                                                         ---------                  --------
Effect of exchange rate on cash                                                900
                                                                         ---------                  --------
Increase in cash                                                             2,567                     1,316

Cash and temporary investments, beginning of period                          4,598                       915
                                                                         ---------                  --------
Cash and temporary investments, end of period                            $   7,165                  $  2,231
                                                                         ---------                  --------
Supplemental cash flow information:
  Cash paid for interest                                                 $   2,540                  $  3,427
                                                                         ---------                  --------
  Cash paid for income taxes                                             $   2,301                  $  1,788
                                                                         =========                  ========


Supplemental disclosure of non-cash
  investing and financing activities:
   Common stock issued for payment on acquisition payable                                           $  3,832
                                                                                                    ========

Details of businesses acquired in
  purchase transactions:
    Fair value of assets acquired                                        $ 106,066
                                                                         =========

    Liabilities assumed and incurred                                     $  12,040
                                                                         =========

    Cash paid for acquisitions (including
      related expenses)                                                  $  94,026
    Cash acquired                                                              865
                                                                         ---------
    Net cash paid for acquisitions                                       $  93,161
                                                                         =========



            See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

Note 1:  Basis of Presentation


         Transworld HealthCare, Inc. (the "Company") is a regional provider of a broad range of alternate site health care services and products. The Company provides the following services and products to patients in their homes or in an outpatient setting: (i) respiratory therapy, home medical equipment and specialized mail-order pharmaceuticals and medical supplies, including respiratory and diabetic medications and supplies, wound care dressings and ostomy and orthotic products; (ii) patient services, including nursing and para-professional services and radiation therapy; and (iii) infusion therapy. The Company also provides nursing and para-professional services, respiratory therapy products and services, and dispenses a range of surgical products nationwide in the United Kingdom.

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended October 31, 1996. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended July 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.
Prior year's financial statements have been reclassified to conform with the current year's presentation.

         For international operations, assets and liabilities are translated using current exchange rates in effect at the balance sheet date of translation and income statement items are translated using weighted average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

Note 2:  Earnings Per Share

         Primary and fully diluted earnings per share are computed using the weighted average number of shares of common stock outstanding, after giving effect to issuable shares under certain acquisition agreements and dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 2:  Earnings Per Share (cont.)

         The earnings per share calculations for the three and nine months ended July 31, 1997 and 1996 were computed as follows:


                                                THREE MONTHS ENDED JULY 31,   NINE MONTHS ENDED JULY 31,
                                                      1997        1996             1997        1996
                                                      ----        ----             ----        ----
(Loss) income before extraordinary loss            $(30,387)    $   292           $(29,031)    $ 1,232

Extraordinary loss - early extinguishment of
debt                                                     --       1,342                 --       1,342
                                                   --------     -------           --------     -------

Net  loss                                          $(30,387)    $(1,050)          $(29,031)    $  (110)
                                                   ========     =======           ========     =======


Weighted average number of shares outstanding
during applicable periods                            15,123       5,982             11,907       5,510

Weighted average number of shares
    issuable per acquisition agreements                 321         321                321         445

Incremental shares, after application of
treasury  stock method, of stock options and
warrants                                                620         703                751         793
                                                   --------     -------           --------     -------

Shares used in calculation of net income per
common share                                         16,064       7,006             12,979       6,748
                                                   ========     =======           ========     =======

Loss income per share of common stock from:
   (Loss) income before extraordinary loss         $  (1.89)    $   .04           $  (2.24)    $   .18

   Extraordinary loss - early extinguishment of
    debt                                                           (.19)                          (.20)
                                                   --------     -------           --------     -------
          Net loss per common share                $  (1.89)    $  (.15)          $  (2.24)    $  (.02)
                                                   ========     =======           ========     =======

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. SFAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. SFAS No. 128 requires the restatement of EPS data for all prior periods. The Company has not yet determined the impact that this statement will have on its EPS amounts when adopted.

Note 3:  Business Combinations

ACQUISITIONS

OMNICARE

         At the end of June 1997 Transworld HealthCare (UK) Limited ("Transworld UK"), a wholly owned subsidiary of the Company acquired Omnicare Group plc ("Omnicare") pursuant to a recommended cash offer to acquire all the issued and to be issued shares of Omnicare (not already owned by Transworld UK)) for approximately $29,028, which was paid during July 1997. In addition 1,765 share were purchased from Hyperion Partners II L.P. ("HPII") on

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


Note 3:  Business Combinations (cont.)

May 30, 1997 for $2,857. Accordingly, the Company has included the results of operations, financial position and cash flows of Omnicare in its consolidated results effective July 1, 1997.

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

         The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $16,082 and $8,905, respectively, with the excess of $24,708 allocated to goodwill which is being amortized on a straight-line basis over forty years.


ALLIED MEDICARE LIMITED

         Effective June 23, 1997 Transworld UK acquired all of the issued and outstanding capital stock of Allied Medicare Limited ("Allied"), a privately held provider of nursing and other care-giving services to home care patients throughout 63 locations in the United Kingdom, for approximately $60,042. Accordingly, the Company has included the results of operations, financial position and cash flows of Allied in its consolidated results effective June 23, 1997.

         The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $10,062 and $7,667, respectively, with the excess allocated to covenants not to compete of $734 and goodwill of $56,913. The covenants and goodwill are being amortized on a straight-line basis over three and forty years, respectively.

COMBINED PRO FORMAS

     The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied at the beginning of the respective periods presented. The pro forma results for the nine months ended July 31, 1997 are based on the historical financial statements of the Company for the nine months ended July 31, 1997 (including Omnicare and Allied from the dates of acquisition), Omnicare for the eight months ended June 30, 1997 and Allied for the thirty-six weeks ended June 22, 1997. The pro forma results for the nine months ended July 31, 1996 are based on the historical financial statements of the Company and Omnicare for the nine months ended July 31, 1996 and Allied for the thirty-six weeks ended July 21, 1996.

The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on the dates indicated or that may occur in the future.


                                                Nine Months Ended
                                                     July 31,
                                              ---------------------
                                                1997         1996
                                              --------     --------
Net revenues                                  $ 89,361     $67,912
(Loss) income before extraordinary loss        (28,354)        120
Net loss                                       (28,354)     (1,222)
(Loss) income per share of common stock
  before extraordinary loss:
  Primary                                        (2.18)       0.02
  Fully diluted                                  (2.18)       0.02
Net loss per share of common stock:
  Primary                                        (2.18)      (0.17)
  Fully diluted                                  (2.18)      (0.18)

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:  Business Combinations (cont.)

DISPOSITION

RADAMERICA

         Effective July 31, 1997 the Company sold Radamerica, Inc., ("Radamerica") for $12,100 plus additional amounts (estimated at $900) based on accounts receivable collections. As part of the consideration for the acquisition of Radamerica, the Company had issued 250 shares of its common stock valued at $5,000 based on a $20 per share market price guarantee to the selling shareholders of Radamerica. Per the agreement, the market price guarantee of $8.25 was paid to the selling shareholders through issuance of 321,275 shares of common stock of the Company during August 1997.

         Results for Radamerica have been included in the overall Company's results for the three and nine months ended July 31, 1997. Accordingly, for purposes of earnings per share calculations, issuable shares of the Company's common stock under the per share market price guarantee have been included in both primary and fully diluted earnings per share calculations.

         The Company recognized a gain on the sale of Radamerica of approximately $403. The gain on the sale has been recorded in one-time and special charges (see Note 7).

TERMINATION OF PENDING ACQUISITIONS

VIP COMPANIES

         On June 30, 1994, the Company entered into stock purchase agreements, as amended, to acquire all of the issued and outstanding capital stock of VIP Health Services, Inc. and Kwik Care, Ltd. (collectively, the "VIP Companies"). On July 23, 1997, the Company and the VIP Companies terminated the stock purchase agreements principally due to delays in completing the transaction.

         As a result of the termination of the agreements, the Company has taken a pre-tax non-cash charge of approximately $1,622 during its third quarter of fiscal 1997 relating to the termination of the transaction, a contract deposit and other acquisition-related expenses. This charge has been recorded in one-time and special charges (see Note 7).

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

         Also, on November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders (the "HMI Credit Agreement") for $21,263 directly from such lenders. HMI is currently in default under the HMI Credit Agreement. Borrowings under the HMI Credit Agreement bear interest at a rate (10.0% at July 31, 1997) which floats with the Company's senior lending rate.

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

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:  Business Combinations (cont.)

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:  Business Combinations (cont.)

         The $9,714 investment in HMI as of January 31, 1997 represents 49% of HMI's equity in net tangible assets and after fair value adjustment $15,835 was preliminarily allocated to goodwill, which is being amortized on a straight-line basis over thirty years.

         The Merger Agreement, as amended on March 26, 1997, provides for the acquisition by the Company of the remaining issued and outstanding common shares of HMI, not previously owned by the Company for $.30 per share. Consummation of the Merger Agreement is subject to various closing conditions, including approval of the Company's lenders under the Credit Facility. On August 1, 1997, the Company announced that it was unable to obtain bank consent necessary to conclude the Merger Agreement.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 3:  Business Combinations (cont.)

         On August 14, 1997, the Company entered into an agreement in principle with Counsel Corporation ("Counsel") relating to the sale of all of the businesses and operations of HMI. The agreement calls for the purchase of HMI assets by Counsel for approximately $40,000. The transaction, which will be in the form of an asset sale (the "Asset Sale") is expected to close on or prior to the end of September 1997. The closing of the transaction is subject to the consummation of the Merger Agreement. The Asset Sale is also subject to approval of the Company's lenders under the Credit Facility (as defined in Note 4), completion of definitive documentation and other customary closing conditions.

         During the three months ended July 31, 1997, events and circumstances indicated that the Company's investment in HMI might be impaired. Included in those events was the recognition by HMI of a $31,000 charge related to the impairment of certain facilities and the related goodwill, continuing deterioration in HMI's financial performance, and an inability of the Company to obtain the consent of its lenders under the Credit Facility to consummate the Merger Agreement. As a result, on August 1, 1997, the Company announced that it would be unable to complete the merger with HMI and that HMI and the Company were actively pursuing alternative transactions.

         Subsequent to July 31, 1997, the Company entered into discussions with various parties regarding a potential transaction to sell HMI. As a result of the Company's agreement in principle to sell substantially all of the businesses and operations of HMI to Counsel, the Company was able to establish its best estimate of the net realizable value of its investment in HMI. Based on the proposed terms of the Asset Sale, the Company recorded a pre-tax charge of $20,000 to adjust the carrying value of its investment in HMI to the estimated net realizable value of $25,000, and to record the estimated costs, fees and other expenses to complete the Asset Sale.

         Realization of net cash proceeds of $25,000 from the HMI investment is highly dependent upon the ultimate consummation of the HMI Asset Sale, and there can be no assurance that the transaction will be completed or that it will be completed on substantially the same terms as currently contemplated. If the Asset Sale or any similar transaction is not completed, it is likely that HMI would seek protection under the Federal Bankruptcy laws which would have a materially adverse effect on the ultimate value recognized from the HMI investment and require a revision to the estimate of net realizable value.

         The acquisition of 49% of the outstanding shares of HMI common stock is being accounted for by the Company under the equity method of accounting (effective as of January 31, 1997). Equity in HMI net losses for the three months ended July 31, 1997 have been accounted for in the reduction of the investment in HMI to net realizable value.

         For the years ended April 30, 1997 and 1996, HMI reported net sales of $158,419 and $158,860, respectively and net losses of $66,099 and $10,927, respectively. Included in the net loss for the year ended April 30, 1997 are charges of $49,982, related to (i) a write-off for the impairment of certain facilities and the related goodwill ($30,944); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($10,000); (iii) estimated costs related to the settlement of stockholder class action litigation ($4,550); (iv) costs and other expenses related to the closing or sale of three retail pharmacies, including a goodwill write-off ($2,813); (v) costs associated with overpayments from New York State Medicaid ($1,400); and
(vi) estimated costs related to the settlement of a derivative lawsuit ($275). Included in the net loss for the year ended April 30, 1996 are charges of $16,840, related to (i) a write-off of medical device inventory ($2,840); (ii) an additional provision reflecting a change in the estimation of the allowance for doubtful accounts ($8,400); (iii) costs associated with organizational consideration and other cost reduction programs ($3,600); and (iv) professional fees related to HMI's litigation and restatement of fiscal 1995 financial statements ($2,000).

         The table below contains summarized financial information of HMI as of July 31, 1997 for balance sheet data and for the six months ended July 31, 1997 for statement of operations data based on unaudited financial information provided by HMI.

Condensed Balance Sheet Data                                                           July 31, 1997
----------------------------                                                           -------------
Current assets                                                                            $36,123
Noncurrent assets                                                                           2,590
Current liabilities                                                                        62,113
Noncurrent liabilities                                                                        585

                                                                                       Six Months Ended
Condensed Statement of Operations Data                                                   July 31, 1997
--------------------------------------                                                 ----------------
Net revenues                                                                             $ 77,041
Gross profit                                                                               13,408
Operating loss                                                                            (38,597)
Net loss                                                                                  (38,089)

Note 4:  Debt

         The Company amended its $100,000 senior secured revolving credit facility (the "Credit Facility") during the nine months ended July 31, 1997 to accommodate the sale of the Additional Shares and the AP Shares (as defined herein), the purchase of HMI's senior debt, 49% of HMI's common stock, and certain working capital advances to HMI, and the purchase of Omnicare and Allied.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 4:  Debt (cont.)

         On July 31, 1997 the Company used the $12,100 it received from the disposition of Radamerica to reduce outstanding borrowings under the Credit Facility.

         At July 31, 1997 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA) caused by the recording of the one-time and special charges ($34,433,000) and additional bad debt expense ($3,323,000) related to the business realignment (Note 7). The Company has received approval from the required banks under the Credit Facility for modifications to the Credit Agreement to accommodate these charges, bringing the Company into compliance with the Credit Facility. Excluding these charges, the Company would have been in compliance with all financial covenants contained in the Credit Facility at July 31, 1997.

Note 5:  Stockholders' Equity

         On April 21, 1997, HPII purchased an additional 899 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. purchased 4,117 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650 (collectively, the "Additional Shares").

         On March 26, 1997, HPII agreed to invest an additional $12,187 of equity capital, representing a purchase of 1,234 shares (the "AP Shares") at $9.875 per share, the consideration for which will be comprised of the transfer to the Company of HPII's receivables from HMI, representing certain trade payables of HMI previously acquired by HPII. The Company has reached an agreement in principle with HPII to amend the value of AP Shares to be issued for the HMI receivables with such value to be based on a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares will be determined by the market value of the Company's common stock on the date of issuance. The value of the AP Shares is currently estimated to be approximately $8,000. Completion of this transaction is subject to satisfactory documentation of the amended agreement and customary closing conditions including, but not limited to, shareholder approval and approval of the Company's senior lenders.

         Payment of the Radamerica per share price guarantee payment in August 1997 will result in the reclassification of $3 from additional paid-in capital to common stock.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)


Note 6:  Commitments and Contingencies

         On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of the plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs were seeking $12,580 in damages. The case was settled on April 16, 1997 for $760, of which the Company's portion amounted to $710, and was paid on May 6, 1997 by the Company's insurance company. Since this settlement was within the policy limits of the Company's insurance policies it did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

         On July 11 and July 22, 1997, the Company's Respiflow and MK Diabetic subsidiaries, respectively, each received a letter (the "Audit Letter") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letter indicates, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to durable medical equipment companies. The company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in each of the Audit Letters. While the Company believes that its former arrangements with durable medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity and Capital Resources" for litigation and contingencies regarding HMI.


Note 7:  Business Realignment

         The Company took a number of significant steps during the three months ended July 31, 1997 to define its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the United States and an integrated national provider of home and alternate site health care products and services in the United Kingdom. These steps included
(i) selling non-core assets (i.e.: Radamerica); (ii) exiting businesses that were deemed not to have a potential to earn an adequate return on capital employed over the long term (wound care and orthotic product lines in the continental United States, as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) entering into an agreement in principle to sell the assets of HMI; and (iv) terminating the agreements to purchase the VIP Companies.

         For the three and nine months ended July 31, 1997 the Company incurred pre-tax one-time and special charges in relation to these actions of $34,433, made up of the following items: (i) $20,000 related to the impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to the anticipated sale of the HMI assets (Note 3); (ii) $12,079 for the write-off of goodwill and other intangible assets related to the decision to exit substantially all of DermaQuest's product lines in the continental United States (principally wound care and orthotics); (iii) $1,622 for the termination of the agreements to purchase the VIP Companies (Note 3); (iv) $437 principally for the write-off of goodwill and other intangible assets and estimated costs associated with the closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698 of other charges, partly offset by a gain of $403 on the sale of Radamerica.

         In addition to these one-time and special charges, the Company recognized additional bad debt expense of $3,323 principally related to its DermaQuest product lines ($2,360) and pulmonary rehabilitation center ($663), which is reflected in selling, general and administrative expense.

Note 8:  Recent Accounting Pronouncements

         In June 1997 SFAS No. 130, "Reporting Comprehensive Income," was issued and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. This statement requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and, therefore, will not have any effect on the financial position or results of operations of the Company. The Company is in the process of evaluating the statement's implementation. This statement is effective for fiscal years beginning after December 15, 1997.

         Also in June 1997 the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement, which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments by moving to the management approach to segment reporting. In addition, the statement has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. As with SFAS No. 130 this statement addresses disclosure issues and therefore will not have an effect in the Company's financial position or results of operations. The Statement is effective for periods beginning after December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company took a number of significant steps during the three months ended July 31, 1997 to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the United States and an integrated national provider of home and alternate site health care products and services in the United Kingdom. These steps included:
(i) selling non-core assets (i.e.: Radamerica); (ii) exiting businesses that were deemed not to have a potential to earn an adequate return on capital employed over the long term (wound care and orthotic product lines in the continental United States, as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) entering into an agreement in principle to sell the assets of HMI (the "HMI Asset Sale"); and (iv) terminating the agreements to purchase the VIP Companies. In relation to these actions, the Company has recorded one-time and special charges of $34,433,000 (see "One-Time and Special Charges") and additional bad debt expense of $3,323,000 (see "Results of Operations"). Despite special charges, the Company expects to generate net cash proceeds of approximately $38,000,000 through asset sales ($12,100,000 of which was received on July 31, 1997 from the sale of Radamerica), net of approximately $214,000 which represents the total expected pre-tax cash outflows related to the charges described above (see "Liquidity and Capital Resources").

         In addition to this restructuring and refocusing of its United States operations, the Company made significant strides toward becoming one of the only integrated national providers of home and alternative site health care in the United Kingdom ("UK") through the purchase of Omnicare Group plc ("Omnicare") for approximately $31,000,000 and Allied Medicare Limited ("Allied") for approximately $60,000,000. Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the UK through its network of seven regional facilities. Allied is a national provider of nursing and other care giving services to home care patients with 63 locations throughout the UK. The Company intends to utilize its recently acquired UK operations as a platform to introduce new products and services to the UK market which have already been widely accepted in the United States, as well as for add-on acquisitions. The Company believes the UK home health care market is less developed than in the United States and presents a significant opportunity to leverage its existing expertise in home health care.

Results of Operations

    THREE MONTHS ENDED JULY 31, 1997 VS. THREE MONTHS ENDED JULY 31, 1996

         Revenues. Total revenues increased by $4,203,000 or 21.8% to $23,439,000 for the three months ended July 31, 1997 from $19,236,000 for the three months ended July 31, 1996. This increase was primarily attributable to the inclusion of results for Omnicare ($1,981,000) and Allied ($1,160,000) (sometimes collectively referred to herein as "Transworld UK") as well as to an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations ($671,000) and the inclusion of U.S. HomeCare Infusion Therapy Services Corporation of New Jersey ("USNJ") ($1,047,000). (See below for discussion of anticipated reimbursement changes).

         Cost of Revenues. Cost of revenues increased by $3,759,000 or 42.6% to $12,574,000 for the three months ended July 31, 1997 from $8,815,000 for the three months ended July 31, 1996. As a percentage of total revenues, cost of revenues increased to 53.6% from 45.8% for the three months ended July 31, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (52.9% for the three months ended July 31, 1997 versus 39.5% for the corresponding 1996 period), increased for infusion services (71.8% for the three months ended July 31, 1997 versus 59.9% for the corresponding 1996 period) and decreased for patient services (46.0% for the three months ended July 31, 1997 versus 54.1% for the corresponding 1996 period). The increases in the respiratory, medical equipment and supplies sales and the infusion services costs are primarily attributable to an increase in the mix of higher cost products at the Company's specialty mail order pharmacy and medical supplies operations and therapies with higher product costs at its infusion therapy operations.

         Cost of revenues as a percentage of revenues for patient services is expected to be positively impacted by the inclusion of Allied which has a cost of revenues of approximately 30% versus 54.1% for the Company's 1996 historical period.

         Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips will become effective January 1, 1998. This reduction is expected to increase cost of revenues as a percentage of revenues and decrease gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction. The amount of the impact will be dependent upon product mix, the amount of product cost concessions that the Company is able to obtain from its suppliers and the number of patients serviced whose primary insurance coverage is Medicare.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased by $4,184,000 to $12,811,000 (48.5%) for the three months ended July 31, 1997 from $8,627,000 for the comparable 1996 period. This increase was principally due to an increase in SG&A expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($2,079,000) which increased primarily due to additional bad debt expense for DermaQuest product lines ($2,360,000). Also contributing to the increase in SG&A was the inclusion of Transworld UK ($891,000) and additional bad debt expense for the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey ($663,000).

         One-Time and Special Charges. As a result of the Company's realignment of its business discussed under "General", the Company recorded one-time and special charges of $34,433,000 during the three months ended July 31, 1997 related to the following items: (i) $20,000,000 non-cash charge related to the impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to the completion of the HMI Asset Sale (Note 3);
(ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest operations; (iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge principally for the write-off of goodwill and other intangible assets and estimated costs associated with the closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698,000 of other charges, partly offset by a $403,000 gain on the sale of Radamerica.

         Equity in Losses of Health Management, Inc. ("HMI"). Equity in losses of HMI for the three months ended July 31, 1997 were accounted for in adjusting the investment in HMI to estimated net realizable value and included as a component of the non-cash charge recorded during the period.

         Interest Income. Interest income increased by $1,446,000 to $1,467,000 for the three months ended July 31, 1997 from $21,000 for the comparable 1996 period. This increase was attributable to interest income earned under the HMI Credit Agreement (as defined herein) ($773,000) in the third quarter of 1997 and interest earned ($490,000) on the funds received from HPII in connection with the purchase of the Company's common stock.

         Interest Expense. Interest expense increased by $291,000 to $1,603,000 for the three months ended July 31, 1997 from $1,312,000 for the comparable 1996 period. This increase in interest expense was primarily due to the increase in borrowings under the Company's Credit Facility (defined herein).

         (Benefit) provision for Income Taxes. (Benefit) provision for income taxes decreased the Company's net loss by $6,128,000 for the three months ended July 31, 1997. The Company's effective tax rate was 16.8% for the three months ended July 31, 1997 compared to 42.0% for the same period in 1996. The decrease from the prior year is attributable to a lower statutory tax rate for Transworld UK (31.0%) and tax benefits from the one-time and special charges described above.

         Net Loss. As a result of the foregoing, the Company incurred a net loss of $30,387,000 for the three months ended July 31, 1997 compared to a net loss of $1,050,000 for the three months ended July 31, 1996. Excluding the $34,433,000 in one-time and special charges and $3,323,000 of additional bad debt expense, net of a $6,675,000 tax benefit, the Company would have recorded net income of $694,000.


NINE MONTHS ENDED JULY 31, 1997 VS. NINE MONTHS ENDED JULY 31, 1996

         Revenues. Total revenues increased by $8,003,000 or 14.2% to $64,405,000 for the nine months ended July 31, 1997 from $56,402,000 for the nine months ended July 31, 1996. This increase was primarily attributable to the inclusion of Omnicare ($1,981,000) and Allied ($1,160,000) and an increase of $3,191,000 or 10.2% in net respiratory, medical equipment and supplies sales resulting from an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations. Net infusion service revenues also increased by $1,669,000 or 22.5% due primarily to the inclusion of USNJ for the nine months ended July 31, 1997. (See below for discussion of anticipated reimbursement changes).

         Cost of Revenues. Cost of revenues increased by $6,654,000 or 25.9% to $32,313,000 for the nine months ended July 31, 1997 from $25,659,000 for the nine months ended July 31, 1996. As a percentage of total revenues, cost of revenues increased to 50.2% from 45.5% for the nine months ended July 31, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (46.6% for the nine months ended July 31, 1997 versus 39.5% for the corresponding 1996 period), increased for infusion services (67.8% for the nine months ended July 31, 1997 versus 59.5% for the corresponding 1996 period) and decreased for patient services (49.0% for the nine months ended July 31, 1997 versus 52.9% for the corresponding 1996 period). The increases in the respiratory, medical equipment and supplies sales and the infusion services costs are primarily attributable to an increase in the mix of higher cost products at its specialty pharmacy operations and therapies with higher product costs at its infusion therapy operations.

         Cost of revenues as a percentage of revenues for patient services is expected to be positively impacted by the inclusion of Allied which has a cost of revenues of approximately 30% versus 52.9% for the Company's 1996 historical period.

         Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips will become effective January 1, 1998. This reduction is expected increase cost of revenues as a percentage of revenues and decrease gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction. The amount of the impact will be dependent upon product mix, the amount of product cost concessions that the Company is able to obtain from its suppliers and number of patients serviced whose primary insurance coverage is Medicare.

         Selling, General and Administrative Expenses. SG&A expenses increased by $5,045,000 to $29,815,000 for the nine months ended July 31, 1997 from $24,770,000 for the comparable 1996 period. This increase was principally due to an increase in SG&A expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($2,959,000) which increased primarily due to additional bad debt expense for DermaQuest product lines ($2,360,000). Also contributing to the increase in SG&A was the inclusion of Transworld UK ($891,000) and additional bad debt expense for the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey ($663,000).

         One-Time and Special Charges. The Company recorded one-time and special charges of $34,433,000 during the three months ended July 31, 1997 related to the following items: (i) $20,000,000 non-cash charge related to impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale (Note 3); (ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest subsidiary; (iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and
(v) $698,000 of other charges, partly offset by a $403,000 gain on the sale of Radamerica.

         Equity in Losses of HMI. Equity in losses of HMI was $296,000 for the nine months ended July 31, 1997 versus $0 for the comparable 1996 period. This represents 49% of HMI's losses for the six months ended July 31, 1997. The 49% interest in HMI was acquired in mid January 1997 and included in the results of operations effective February 1, 1997. Equity in losses of HMI for the three months ended July 31, 1997 were accounted for in adjusting the investment in HMI to estimated net realizable value and was included as a component of the non-cash charge recorded during the period.

         Interest Income. Interest income increased by $2,527,000 to $2,575,000 for the nine months ended July 31, 1997 from $48,000 for the comparable 1996 period. This increase was primarily attributable to interest income earned, after the elimination of intercompany interest (49%) for the six months ended July 31, 1997, under the HMI Credit Agreement (as defined herein) ($796,000) for the nine months of 1997 and interest earned on the funds received from HPII in connection with the purchase of the Company's common stock (see Note 5).

         Interest Expense. Interest expense, decreased by $181,000 to $3,716,000 for the nine months ended July 31, 1997 from $3,897,000 for the comparable 1996 period. This decrease was primarily attributable to interest expense ($1,040,000) in the nine months ended July 31, 1996 on a $10,000,000 subordinated loan which was repaid on July 31, 1996 partially offset by an increase in interest expense ($880,000) due to increased borrowings under the Company's Credit Facility (defined herein).

         (Benefit) Provision for Income Taxes. (Benefit) Provision for income taxes as a percentage of income before income taxes was 13.8% for the nine months ended July 31, 1997 and 42.0% for the nine months ended July 31, 1996. The decrease from the prior year is attributable to a lower statutory tax rate for Transworld UK (31.0%) and the benefits received from the one-time and special charges previously mentioned.

         Net Loss. As a result of the foregoing, the Company incurred a net loss of $29,031,000 for the nine months ended July 31, 1997 compared to a net loss of $110,000 for the nine months ended July 31, 1996. Excluding the Company's share of HMI's losses for the three months ended April 30, 1997, amounting to $637,000 (excluding a $341,000 reduction in interest income), the $34,433,000 in one-time and special charges and $3,323,000 of additional bad debt expense, net of a $6,675,000 tax benefit, the Company would have recorded net income of $2,687,000.

Liquidity and Capital Resources

         During the nine months ended July 31, 1997, the Company utilized $130,984,000 ($118,440,000 net of proceeds from asset sales and other miscellaneous transactions) in investing activities as follows: $93,161,000 for the acquisition of the UK operations (Omnicare and Allied); $34,652,000 for the purchase of 49% of HMI and HMI's senior debt and related advances (the "HMI Investments"); $1,734,000 for acquisitions payable; and $1,437,000 for capital expenditures. In addition, the Company utilized $4,548,000 for operating activities (primarily increases in accounts receivable of $2,864,000. Substantially all of the financing for operating and investing activities was provided by borrowings under the Company's Credit Facility of $73,864,000, the equity investment by HPII and Hyperion TW Fund L.P. aggregating $50,650,000 and proceeds of $12,100,000 from the sale of Radamerica.

         The Company also recorded one-time and special charges of $34,433,000 and additional bad debt expense of $3,323,000 related to a number of steps to realign its business (see "General"). As a result of these actions, the Company expects to generate net cash proceeds of approximately $38,000,000 from asset sales through the sale of Radamerica-$13,000,000 ($12,100,000 of which was received on July 31, 1997), and $25,000,000 through the HMI Asset Sale. The net pre-tax cash outflow related to the $37,756,000 of charges described above is approximately $214,000.

         Realization of net cash proceeds of $25,000,000 from HMI is highly dependent upon the ultimate consummation of the HMI Asset Sale, and there can be no assurance that the transaction will be completed or that it will be completed on substantially the same terms as currently contemplated. If the HMI Asset Sale or any similar transaction is not completed, it is likely that HMI would seek protection under the Federal Bankruptcy laws which would have a materially adverse effect on the ultimate amount of cash recognized from HMI.

         Credit Facility. Loans under the Company's $100,000,000 senior secured revolving credit facility (the "Credit Facility") are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), of 8.50% (at July 31, 1997) plus 1% or the Eurodollar Rate, plus 2% (5.69% at July 31, 1997). As of September 10, 1997, the Company had outstanding $86,355,000 under the Credit Facility. Availability under the Credit Facility was $13,645,000 as of September 10, 1997.

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

         At July 31, 1997 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA) caused by the recording of the one-time and special charges ($34,433,000) and additional bad debt expense ($3,323,000) related to the business realignment. The Company has received approval from the required banks under the Credit Facility for modifications to the Credit Agreement to accommodate these charges, bringing the Company in to compliance with the Credit Facility. Excluding these charges, the Company would have been in compliance with all financial covenants contained in the Credit Facility at July 31, 1997.

         The Company amended the Credit Facility during the nine months ended July 31, 1997 to accommodate the sale of the Additional Shares and the AP Shares (as defined in Note 5 to the Condensed Consolidated Financial Statements), the HMI Investments, and the purchase of Omnicare and Allied.

         Hyperion Transaction. On April 21, 1997, HPII purchased 898,877 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. purchased 4,116,456 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650,000 (collectively, the "Additional Shares"). In addition, the Company and HPII have reached agreement in principle with regard to modifying the terms of the issuance of the AP Shares (See Note 5 to the Condensed Consolidated Financial Statements).

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At July 31, 1997 and October 31, 1996, $36,127,000 (17.7%) and $24,414,000 (26.9%), respectively, of the
Company's total assets consisted of accounts receivable all of which are substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable increased by $11,713,000 from October 31, 1996 to July 31, 1997 primarily due to the inclusion of Transworld UK ($10,715,000) and an increase in accounts receivable at the Company's specialty mail-order pharmacy and medical supply operations ($2,398,000).

         During fiscal 1996 and during the first nine months of 1997, the Company experienced a significant increase in accounts receivable at one of its specialty mail-order pharmacy and medical supplies operations, DermaQuest, Inc. ("DermaQuest"), whose main product lines include wound care and orthotic products. The Medicare program, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the applicable Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable with the corresponding negative impact on cash flow. The Company believes that this trend will continue through the remainder of the 1997 fiscal year. The Company conducted a review of the DermaQuest receivables during the quarter ended July 31, 1997 in connection with the decision to discontinue these product lines in the continental United States and, as a result, established additional reserves of $2,360,000.

         In establishing the net realizable value of its accounts receivable for DermaQuest, the Company has relied on its historical payment experience which includes its highly favorable outcomes in the fair hearing process. The Company believes that based on such prior favorable payment experience, current regulations and its billing and related documentation practices, and third quarter review, the DermaQuest accounts receivable reflect the net realizable value of these receivables.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At July 31, 1997, and October 31, 1996, the Company's average DSOs were 92 and 109, respectively. The decrease in DSO's was primarily due to the inclusion of the UK operations which tend to have DSO's generally less than those in the United States. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSO's.

         Radamerica Price Support Payment. In connection with the disposition of Radamerica, the Company settled the Radamerica price support payment per the acquisition agreement with the issuance of 321,275 shares on August 4, 1997.

         VIP Companies. On July 23, 1997, the Company and the VIP Companies terminated the stock purchase agreements. The Company has taken a pre-tax non-cash charge of $1,622,000 during its third quarter of fiscal 1997 relating to the termination of the transaction and other acquisition-related expenses.

         Pending HMI Acquisition. On November 13, 1996, the Company acquired the senior secured indebtedness of HMI under its credit agreement (the "HMI Credit Agreement") from HMI's senior lenders for $21,263,000. HMI is currently in default under the HMI Credit Agreement.

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

         On November 13, 1996, the Company and HMI also entered into an agreement and plan of merger, as amended (the "Merger Agreement"), whereby each outstanding share of HMI common stock not already owned by the Company will be acquired by the Company at a price of $.30 per share. Consummation of the Merger Agreement is subject to various closing conditions, including approval of the Company's lenders under the Credit Facility. On August 1, 1997, the Company announced that it was unable to obtain bank consent necessary to conclude the Merger Agreement.

         On August 14, 1997, the Company announced that it entered into an agreement with Counsel Corporation ("Counsel") relating to the sale of all of the businesses and operations of HMI. The agreement calls for the purchase of HMI assets by Counsel for approximately $40,000,000. The transaction, which will be in the form of an asset sale, is expected to close on or prior to the end of September 1997. The closing of the transaction is subject to the purchase of HMI by the Company. The closing of the transaction is subject to approval of the Company's lenders under the Credit Facility.

         During the three months ended July 31, 1997, events and circumstances indicated that the Company's investment in HMI might be impaired. Included in those events was the recognition by HMI of a $31,000,000 charge related to the impairment of certain facilities and the related goodwill, continuing deterioration in HMI's financial performance, and an inability of the Company to obtain the consent of its lenders under the Credit Facility to consummate the Merger Agreement. As a result, on August 1, 1997, the Company announced that it would be unable to complete the merger with HMI and that HMI and the Company were actively pursuing alternative transactions.

         Subsequent to July 31, 1997, the Company entered into discussions with various parties regarding a potential transaction to sell HMI. As a result of the Company's agreement in principle to sell substantially all of the businesses and operations of HMI to Counsel, the Company was able to establish its best estimate of the net realizable value of its investment in HMI. Based on the proposed terms of the Asset Sale, the Company recorded a pre-tax charge of $20,000,000 to adjust the carrying value of its investment in HMI to the estimated net realizable value of $25,000,000 and to record the estimated costs, fees and other expenses to complete the Asset Sale.

         Realization of net cash proceeds of $25,000,000 from the HMI investment is highly dependent upon the ultimate consummation of the HMI Asset Sale, and there can be no assurance that the transaction will be completed or that it will be completed on substantially the same terms as currently contemplated. If the Asset Sale or any similar transaction is not completed, it is likely that HMI would seek protection under the Federal Bankruptcy laws which would have a materially adverse effect on the ultimate value recognized from the HMI investment and require a revision to the estimate of net realizable value.

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

         The following information relating to certain legal proceedings concerning HMI is derived from information contained in the HMI Form 10-K for the year ended April 30, 1997 filed with the Commission on or about September 4, 1997. The information contained herein is qualified in its entirety by reference to the HMI Form 10-K.

         HMI and certain of its former directors and officers and its outside auditors, BDO Seidman, LLP, have been named as defendants in a consolidated class action securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This consolidated action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings. The consolidated action purports to represent a class of persons who purchased HMI shares of common stock between August 25, 1994 and February 27, 1996, the date HMI announced that it would have to restate certain of its financial statements. The consolidated actions sought unspecified monetary damages reflecting the decline in the trading price of the HMI shares of common stock that allegedly resulted from HMI's February 1996 announcements. HMI entered into a Stipulation of Partial Settlement with plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by HMI of $2,000,000 in cash and the issuance of 2,200,000 HMI shares of common stock and warrants to purchase 2,200,000 HMI shares of common stock. As a condition to the Company's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. This settlement was further amended on April 23, 1997, to provide for the settlement of such consolidated action for a reduced settlement amount of $4,550,000, of which $1,350,000 is conditioned on the merger with the Company being consummated. The $4,550,000 was included in HMI's financial statements for the year ended April 30, 1997. Court approval was received on June 9, 1997. The recorded settlement amount was reduced to $4,550,000 in the fourth quarter of fiscal 1997 from the $7,200,000 recorded in HMI's second quarter of fiscal

1997. HMI placed $3,200,000 in escrow on April 29, 1997, with respect to this settlement, which was released from escrow when the courts' approval became final. This $3,200,000 was borrowed by HMI from the Company, with the remaining $1,350,000 included in accrued unusual charges and settlement costs at April 30, 1997. HMI is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce HMI's liability with respect to such settlement.

         Certain of HMI's current and former officers and directors have been named as defendants, and HMI has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of HMI as well as declaratory and injunctive relief. An amended consolidated complaint was served on HMI on August 12, 1996. HMI filed a motion to dismiss the amended consolidated complaint on June 2, 1997. HMI's motion argued, among other things, that plaintiffs failed to lodge a presuit demand upon HMI's Board of Directors and that plaintiffs will lose standing upon the consummation of the merger. A hearing on HMI's motion is currently scheduled to take place on October 17, 1997. In December 1996, HMI and the plaintiffs' counsel tentatively agreed on a cash settlement of $175,000; however, the parties subsequently were unable to agree on the other terms of the settlement and currently there is no settlement offer pending.

         BDO Seidman has been named as a defendant, and HMI has been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman was HMI's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of HMI as well as declaratory and injunctive relief. Pursuant to stipulation, HMI's time to answer or otherwise move against the complain in this action as been adjourned indefinitely. HMI's unable to make an estimate of the anticipated loss, if any, arising from this suit.

         Certain of HMI's current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action purports to represent a class of persons who purchased shares of HMI common stock between September 15, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. HMI has not responded to the complaint and the plaintiff has indicated it will file an amended complaint on September 2, 1997. HMI intends to vigorously defend itself in such action.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. As of April 30, 1997, no amounts have been accrued in HMI's financial statements related to these expenses.

         On May 22, 1997, a Writ of Summons was sent to HMI in respect of action brought in the Superior Court at Nashua, New Hampshire, entitled Linley v. Health Management, Inc. Mr. Linley alleges, among other things, breach of contract, estoppel, negligent misrepresentation, fraud and breach of fiduciary duties and obligation of good faith and fair dealing in connection with an alleged joint venture between plaintiff and HMI. HMI's management believes this action to be without merit and not material to HMI's consolidated results of operations or financial condition.

         As of April 30, 1997, HMI has recorded the estimated minimum losses expected to result from the litigation discussed above. The final resolution of these matters could have a material adverse effect in the near term on HMI's consolidated financial position and results of operations.

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

                                     PART II

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on May 28, 1997 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                              Proposals Voted Upon

         1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified;

         2. To ratify and approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of the Company's Common Stock for which options may be granted under such Plan;

         3. To ratify and adopt to Company's 1997 Option Plan for Non-Employee Directors' and

         4. To ratify the appointment by the Board of Directors of Coopers & Lybrand L.L.P., as independent accountants of the Company for the fiscal year ended October 31, 1997.


                                 Voting Results

PROPOSAL                                         FOR                        AGAINST             ABSTAIN/NON VOTING
--------                                         ---                        -------             ------------------
No. 1 (election of Directors)                                                                       561,905

Messrs. Timothy Aitken                       11,359,591                       ---                   553,286

Robert Fine                                  11,366,091                       ---                   553,286

Richard Yoken                                11,366,091                       ---                   553,286

Lewis Ranieri                                13,750,586                       ---                   553,286

Scott Shay                                   13,750,586                       ---                   553,286

No. 2                                         7,760,258                   347,981                 2,856,809

No. 3                                         8,064,373                   353,202                 2,614,255

No. 4                                        11,941,831                     8,250                    11,157

Item 5.           Other Information.

                  On July 11 and July 22, 1997, the Company's Respiflow and MK Diabetic subsidiaries, respectively, each received a letter (the "Audit Letter") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letter indicates, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to durable medical equipment companies. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in each of the Audit Letters. While the Company believes that its former arrangements with durable medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           11       Statement Re Computation of Per Share
                                    Earnings

                           19.1     Fourth Amendment to Credit Agreement

                           19.2     Fifth Amendment to Credit Agreement

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company filed a Form 8-K/A (Amendment No.3) dated January 14, 1997 on or about June 10, 1997.

                           The Company filed a Form 8-K dated April 21, 1997 on or about May 6, 1997.

                           The Company filed a Form 8-K dated June 24, 1997 on or about June 27, 1997.

                           The Company filed a Form 8-K/A (Amendment No.1) dated June 24, 1997 on or about July 2, 1997.

                           The Company filed a Form 8-K dated July 3, 1997 on or about July 3, 1997.

                           The Company filed a Form 8-K dated July 29, 1997 on or about July 31, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September 15, 1997


                                  TRANSWORLD HEALTHCARE, INC.

                                  By: /s/ Wayne A. Palladino
                                    --------------------------------------
                                    Wayne A. Palladino
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial Officer and
                                    Officer Duly Authorized to Sign on Behalf of
                                    Registrant)

                                  EXHIBIT INDEX


Exhibit                                 Description
11                            Statement Re Computation of Per Share
                              Earnings

19.1                          Fourth Amendment to Credit Agreement

19.2                          Fifth Amendment to Credit Agreement

27                            Financial Data Schedule