Form 10-K
period 1997-09-30
TRANSWORLD HEALTHCARE INC
filed 1997-12-24
CIK 890634

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K
              Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1996
                             TO SEPTEMBER 30, 1997
                          COMMISSION FILE NO. 1-11570

                          ---------------------------

                          TRANSWORLD HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 13-3098275
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



 555 MADISON AVENUE
 NEW YORK, NEW YORK                   (212) 750-0064                   10022
(Address of principal         (Registrant's telephone number,        (Zip Code)
  executive offices)                including area code)


                   SECURITIES REGISTERED PURSUANT TO SECTION
                               12(G) OF THE ACT:

                          Common Stock, $.01 par value
                          ---------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant as of December 12, 1997 was approximately $46,986,595 based on the closing sale price of $7.03125 on such date, as reported by the Nasdaq National Market(R).

         The number of shares outstanding of the registrant's Common Stock, as of December 12, 1997, was 16,267,689.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                          TRANSWORLD HEALTHCARE, INC.

                         TRANSITION REPORT ON FORM 10-K

                 For the Eleven Months Ended September 30, 1997

                               TABLE OF CONTENTS

                                     PART I

Item 1. Business............................................................1
        General  ...........................................................1
        Strategy ...........................................................1
        Business Realignment................................................2
        The Health Management, Inc. Transaction.............................2
        U.S. Operations.....................................................4
        U.S. Services and Products..........................................4
        Specialty Mail-Order Pharmaceutical and Medical Supplies
           Operations, Respiratory Therapy and Home Medical Equipment.......5
        Patient Services....................................................5
        Infusion Therapy....................................................6
        U.S. Quality Assurance; JCAHO and CHAP Accreditations...............6
        U.S. Sales and Marketing Activities.................................6
        U.S. Recruiting and Training of Personnel...........................7
        U.S. Third-Party Reimbursement......................................8
        U.S. Suppliers......................................................8
        U.S. Competition....................................................9
        U.S. Patents and Trademarks.........................................9
        U.S. Employees......................................................9
        U.K. Operations.....................................................9
        U.K. Services and Products..........................................9
        Patient Services...................................................10
        Specialty Pharmaceutical and Medical Supplies and Respiratory
           Therapy Operations..............................................10
        U.K. Quality Assurance and Department of Health Licenses...........10
        U.K. Sales and Marketing Activities................................10
        U.K. Recruitment and Training of Personnel.........................11
        U.K. Third-Party Reimbursement.....................................11
        U.K. Suppliers.....................................................12
        U.K. Competition...................................................12
        U.K. Patents and Trademarks........................................12
        U.K. Employees.....................................................12
        Government Regulation..............................................13
        U.S. Government Regulation.........................................13
        U.K. Government Regulation.........................................16
        Insurance..........................................................16

Item 2. Properties.........................................................16

Item 3. Legal Proceedings..................................................17
        The Company........................................................17
        HMI................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................19


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................20

Item 6.  Selected Financial Data.............................................21

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................23
         General  ...........................................................23
         Results of Operations...............................................25
         Eleven Months Ended September 30, 1997 vs. Eleven Months
           Ended September 30, 1996..........................................25
         Year Ended October 31, 1996 vs. Year Ended October 31, 1995.........27
         Liquidity and Capital Resources.....................................28
         Impact of Recent Accounting Standards...............................32
         Inflation...........................................................33

Item 8.  Financial Statements and Supplementary Data.........................33

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................33

                                    PART III

Item 10. Directors and Officers of the Registrant............................34
         Board Committees....................................................36
         Compliance With Section 16(a) of the Securities Exchange Act
           of 1934...........................................................37

Item 11. Executive Compensation..............................................37
         Summary Compensation Table..........................................37
         Option Grants in the Eleven Month Period............................38
         Aggregate Option Exercises during the Eleven Month Period
          and the Eleven Month Period End Option Values......................38
         Employment Agreements; Termination of Employment and
           Change-in-Control Arrangements....................................39
         Compensation Committee Interlocks and Insider Participation.........39
         Stock Option Plans..................................................39
         Indemnification.....................................................41

Item 12. Security Ownership of Certain Beneficial Owners and
           Management........................................................41

Item 13. Certain Relationships and Related Transactions......................42
         Transactions with Principal Shareholders............................42
         Transactions with Directors and Executive Officers..................44

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....46

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Transition Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Transition Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL

         Transworld HealthCare, Inc. (the "Company") is a provider of a broad range of home health care services and products with operations in the United States ("U.S.") and the United Kingdom ("U.K."). The Company selectively targets geographic markets and business lines where its convenient, cost effective products and services can improve patient quality of life, and prevent hospital admissions or reduce the length of hospital stays. The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy. The Company's U.S. patient, infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey, New York and Florida while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. The Company's U.K. operations include the U.K.'s second largest commercial provider of home nursing and para-professional care with operations located throughout the U.K., as well as a leading medical respiratory supplier throughout the U.K.

         The Company has changed its fiscal year end from October 31 to September 30. This resulted in an eleven month reporting period ended September 30, 1997 (sometimes referred to herein as the "Eleven Month Period") included in this Transition Report on Form 10-K.

         The Company's principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and the Company's telephone number at that location is (212) 750-0064.


         STRATEGY

         The Company's growth strategy in the U.S. is to capitalize on consolidation in the alternate site health care industry by aggressively pursuing acquisitions of alternate site health care companies in selected services, products and markets where the Company believes it has the opportunity to create a comprehensive delivery network. Once it enters a new market, the Company's strategy is to use its acquired operations as a platform to: (i) offer comprehensive services and products by cross-marketing its various businesses; (ii) compete aggressively by marketing to traditional referral sources and entering into managed care contracts as a preferred provider; and (iii) leverage its sales and marketing efforts, maximize referral networks and achieve operational efficiencies. The Company further seeks to develop market concentrations in each of its services in order to achieve levels of coverage which make the services attractive to a variety of payors and patients.

         Consistent with this business strategy, over the past four years the Company has, among other things, expanded its services in New Jersey and New York. On October 13, 1997, the Company together with its principal shareholder, Hyperion Partners II L.P. ("HPII") submitted a proposal to Apria Healthcare Group, Inc. ("Apria") in connection with a potential strategic combination between the Company and Apria. The terms of the offer were $18.00 ($14.00 in cash and $4.00 in market value of the combined entity's common stock) in exchange for each outstanding share of Apria common stock. Apria provides and/or manages comprehensive integrated home care services through approximately 350 branch locations in all 50 states with net revenues of $1.2 billion for the year ended December 31, 1996. There can be no assurance that the Company's proposal will be accepted, or if accepted, when a transaction will be consummated.

         In July 1997, the Company made significant strides toward becoming one of the only integrated national providers of home and alternate site health care in the U.K. through the purchase of Omnicare plc ("Omnicare") for approximately $31,000,000 and Allied Medicare Ltd. ("Allied") for approximately $60,000,000 (Omnicare and Allied are sometimes collectively referred to herein as the "U.K. Operations"). Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care-giving services to home care patients with 65 locations throughout the U.K.

         The Company's growth strategy in the U.K. is to take advantage of recent major policy moves by the government-funded National Health Service ("NHS") and by private payors to seek to treat a much larger number of patients than in the past at home or in alternate site treatment centers rather than in the hospital environment. The Company believes that it has the potential to become the U.K. market leader in this rapidly developing field as (i) it already has the capability through Allied to provide or support home or alternate site treatments throughout the U.K. and (ii) it has developed a range of treatments tailored to the local market but based on U.S. practice which, it believes, are not presently offered by any other U.K. supplier.

         Consistent with this strategy, it is also the Company's intention to acquire selected businesses in the U.K. which are already providing basic treatments and services to patients at home, as well as additional nursing operations to complement its Allied nursing operations. The Company believes that the nursing services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation.


         BUSINESS REALIGNMENT

         The Company took a number of significant steps during the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U. S. and as an integrated national provider of home and alternate site health care products and services in the U.K. These steps included: (i) selling non-core assets such as the Company's Radamerica, Inc. ("Radamerica") business, which provided radiation therapy in the Baltimore, Maryland area; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the HMI Asset Sale (as defined below); and (iv) terminating the agreements to purchase Kwik Care, Ltd. and VIP Health Services, Inc. (the "VIP Companies"). In relation to these actions, the Company recorded special charges of $34,230,000 and additional bad debt expense of $7,023,000. Despite these special charges, the Company expects to generate net cash proceeds of approximately $38,000,000 through asset sales ($12,100,000 of which has been received through September 30, 1997 from the sale of Radamerica). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         THE HEALTH MANAGEMENT, INC. TRANSACTION

         On November 13, 1996, the Company entered into a number of agreements including a stock purchase agreement (the "Stock Purchase Agreement") and a merger agreement (the "Merger Agreement") to acquire 100% of the issued and outstanding stock of Health Management, Inc. ("HMI"), as well as 100% of HMI's senior secured indebtedness. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care. The Company believed that the acquisition of HMI would enable the Company to strengthen its business in additional chronic disease states and give it the opportunity to combine HMI's lines of business (principally organ transplant, mental health, oncology, HIV and infertility) with the Company's specialty pharmaceutical and medical supplies operation (principally respiratory and diabetic product lines) to offer its referral sources a broader range of product offerings, distinguishing the Company from competitors with a more limited range of services.

         On November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders for $21,263,000 directly from such lenders. On that same day, HMI and the Company entered into the Stock Purchase Agreement and the Merger Agreement. Under the Stock Purchase Agreement, the Company agreed to acquire 8,964,292 newly issued common shares of HMI (representing 49% of the outstanding shares of HMI) at a purchase price of $1.00 per share. The Merger Agreement provided for a $2.00 per share payment to HMI stockholders for the remaining 51% of HMI's common shares (approximately 9,300,000 shares).

         Prior to the anticipated closing date for the Stock Purchase Agreement of December 23, 1996, HMI advised the Company of certain adverse developments regarding HMI's recent financial performance and business prospects. In view of the disclosures, the consideration payable under the Merger Agreement was reduced from $2.00 per share to $1.50 per share, and the Stock Purchase Agreement was consummated on January 13, 1997 for $8,964,000.

         Subsequent to the closing of the Stock Purchase Agreement, the Company was informed by HMI that HMI planned to restate its financial statements for the quarters ended July 31, 1996 and October 31, 1996 to correct certain errors to cost of goods sold which had been understated by approximately $1,800,000 and $800,000, respectively, and that it planned to take a charge of approximately $13,000,000 in the quarter ended January 31, 1997. As a result, on March 26, 1997 the Merger Agreement was amended to reduce the consideration payable under the Merger Agreement from $1.50 per share to $.30 per share.

         During the three months ended July 31, 1997, events and circumstances indicated that the Company's investment in HMI might be impaired. Included in those events was the recognition by HMI of an additional $31,000,000 of charges related to the impairment of certain facilities and their related goodwill, continuing deterioration in HMI's financial performance, and an inability of the Company to obtain the consent of its lenders under the Company's senior secured revolving credit facility (the "Credit Facility") to consummate the Merger Agreement.

         As a result, on August 1, 1997, the Company announced that it would be unable to complete the merger with HMI and that HMI and the Company were actively pursuing alternative transactions. On August 14, 1997, the Company entered into an agreement in principle with Counsel Corporation ("Counsel") relating to the sale of substantially all of the businesses and operations of HMI. The agreement called for the purchase of HMI assets (the "HMI Asset Sale") by Counsel for approximately $40,000,000. The closing of the transaction was subject to, among other things, the consummation of the Merger Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         As a result of the Company's agreement to sell substantially all of the businesses and operations of HMI to Counsel, the Company was able to establish its best estimate of the net realizable value of its investment in HMI. Based on the terms of the HMI Asset Sale, the Company, during its third fiscal quarter, recorded a pre-tax charge of $20,000,000 to adjust the carrying value of its investment in HMI to the estimated net realizable value of $25,000,000 and to record the estimated costs, fees and other expenses to complete the HMI Asset Sale.

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of the Merger Agreement, as amended, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the HMI Asset Sale to Stadtlander Drug Distribution Co., Inc. ("Stadtlander"), a subsidiary of Counsel for $40,000,000. Of the $40,000,000 proceeds, $30,000,000 was received in cash with
$7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. Of the $30,000,000 proceeds received, $15,000,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The Company will further reduce its senior secured debt under the Credit Facility by $10,000,000 as the remaining proceeds from the sale are received.

         Pursuant to the HMI Asset Sale, Counsel will not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation, See "--Legal
Proceedings"), have been considered in determining the net realizable value of the HMI investment at September 30, 1997.

         In connection with the HMI transactions, HPII purchased certain trade payables of HMI in November and December, 1996 (the "HMI Payables"). On March 26, 1997, HPII and the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), as amended, pursuant to which HPII would, subject to shareholder approval and other customary closing conditions, contribute the HMI Payables to the Company in exchange for shares of Common Stock. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."

         The total cost of the HMI transaction is approximately $60,000,000 which is comprised of the following amounts: (i) the purchase of HMI's senior secured indebtedness for $21,263,000; (ii) the purchase of 49% and 51% of the equity in HMI for $8,964,000 and $2,800,000, respectively; (iii) $10,100,000 of
HMI liabilities not assumed by Counsel upon completion of the Merger Agreement;
(iv) $5,900,000 of wind-down expenses, contingent obligations and reserves for legal, tax and audit contingencies; (v) stock issuable to HPII in exchange for HMI Payables for $7,500,000; and (vi) $3,473,000 of other miscellaneous items, including fees, expenses and estimated post-closing balance sheet adjustments.


         U.S. OPERATIONS

         U.S. SERVICES AND PRODUCTS

         The Company provides the following services and products in the U.S.:
(i) specialty mail-order pharmaceuticals and medical supplies, respiratory therapy and home medical equipment (including respiratory and diabetic medications and supplies, as well as ostomy and orthotic products); (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy. The Company's U.S. patient, infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey, New York and Florida while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. During the Eleven Month Period, the Company derived 78.8% of its revenues from U.S. operations, with the following contributions by product line: 63.7% of its U.S. revenues from specialty mail-order sales, home medical equipment and respiratory therapy, 21.3% from patient services and 15.0% from infusion therapy.


         SPECIALTY MAIL-ORDER PHARMACEUTICAL AND MEDICAL SUPPLIES OPERATIONS, RESPIRATORY THERAPY AND HOME MEDICAL EQUIPMENT.

         Specialty Mail-Order Pharmaceutical and Medical Supplies Operations. The Company operates mail-order pharmacy and medical supplies operations in Jacksonville, Florida and Puerto Rico, which specialize in supplying diabetic patients with glucose monitors and test strips, as well as respiratory, diabetic, ophthalmic and other commonly prescribed medications. The Company also provides ostomy products nationwide and orthotic products in Puerto Rico. The Company believes that its patients elect to receive their prescription drugs and supplies via mail-order primarily because of convenience and cost savings. The Company provides physician- prescribed respiratory medication in pre-mixed, pre-measured unit doses thereby reducing the risk of over or underdosing, or contamination through having to mix the medication with saline. As part of its service to patients, the Company provides direct billing to Medicare, Medicaid and private insurance companies, thereby reducing or eliminating cash outlays for the patient. In addition, the Company provides free monthly home delivery, eliminating trips to the local pharmacy. During the Eleven Month Period, the Company exited its wound care and orthotic product lines in the continental U.S. As a result of this action, the Company recorded special charges of $12,079,000 for the write-off of goodwill and intangible assets and additional bad debt reserves of $6,060,000 related to the wound care and orthotic product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         Respiratory Therapy. The Company provides home respiratory services to patients with a variety of conditions, including chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically-related respiratory conditions. The Company employs a clinical staff of respiratory care professionals to provide support to its home respiratory therapy patients. These professionals manage the needs of the Company's patients according to physician-directed plans of care. The Company's respiratory therapy revenues are derived primarily from the provision of oxygen systems, nebulizers (devices to aerosolize medication), home ventilators and respiratory medication on a unit dose basis. The Company offers its respiratory therapy services principally in New Jersey and the New York metropolitan area.

         Home Medical Equipment. The Company's U.S. product offerings in home medical equipment consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes) and bathroom safety items. The Company generally purchases this equipment from manufacturers and rents it to patients. Accordingly, the Company generally promotes its home medical equipment and services business as a complimentary product line in each of the markets where it also provides respiratory therapy, patient services and infusion therapy.


         PATIENT SERVICES.

         The Company offers a broad range of professional nursing and para-professional services to meet a patient's medical and personal needs, principally in the home through four branches in New Jersey and three in Florida. These services include pediatric and adult care, such as ventilator and dialysis care; administration of infusion therapies, including chemotherapy, antibiotics, enteral and parenteral feeding; standard skilled nursing services such as changing dressings, injections, catheterization and administration of medication; physical, respiratory, occupational and speech therapy; home health aide services, such as assistance with personal hygiene, dressing and feeding; and homemaker services, such as the preparation of meals, light house cleaning and shopping. The services provided generally are available 24 hours a day, seven days a week, on a live-in, hourly or shift basis. In addition, the Company's services include training patients in their own care, monitoring patient compliance with treatment plans, reporting to physicians and processing reimbursement claims to third-party payors.


         INFUSION THERAPY.

         Infusion therapy involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. The infusion therapies provided by the Company include antibiotic and related therapies (therapies used to treat various infections and diseases); parenteral nutrition therapy (the intravenous feeding of life sustaining nutrients to patients with impaired or altered digestive tracts due to gastrointestinal illness, such as an intestinal obstruction or inflammatory bowel disease); blood products; enteral nutrition therapy (the administration of nutrients through a feeding tube to patients who cannot eat as a result of an obstruction to the digestive tract or because they are otherwise unable to feed themselves orally); chemotherapy (the intravenous administration of cancer-inhibiting drugs through either rapid or continuous infusion); pain management (the administration of pain controlling drugs such as morphine and Demerol to terminally or chronically ill patients); and other therapies. The Company's related support services include patient training in the self-administration of infusion therapies, nursing support, pharmacy operations and related delivery services and insurance reimbursement assistance. The Company offers these therapies and services to patients in the New York metropolitan area and in New Jersey markets from its facility located in Clark, New Jersey.



         U.S. QUALITY ASSURANCE; JCAHO AND CHAP ACCREDITATIONS

         The Company maintains quality assurance policies and procedures and closely monitors operations in order to provide high quality care with respect to the services it offers. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a not-for-profit private organization that has established standards for health care organizations, has granted accreditation status to all of the Company's respiratory and infusion therapy and home medical equipment facilities. All branches of the Company's domestic nursing division are fully accredited with commendation by the Community Health Accreditation Program, Inc. ("CHAP"), a subsidiary of the National League for Nursing, a national accreditation organization for home community health care. Neither JCAHO or CHAP accredit mail-order pharmacy operations. Accordingly, the Company's U.S. specialty pharmaceutical and medical supplies operations are not eligible for such accreditation. The Company believes that accreditations of its eligible facilities by JCAHO and CHAP is a prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.


         U.S. SALES AND MARKETING ACTIVITIES

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

         The Company currently employs full-time sales representatives for its respiratory products and services, home medical equipment and infusion therapy, and relies on branch administrators and regional sales directors to market its nursing and para-professional services. The Company uses primarily the same sales force to cross- market its products and services. The Company uses full-time and part-time sales employees for its mail-order pharmacy and medical supplies operations. The Company also employs a full-time sales representative focused principally on selling the Company's products and services to managed care organizations. The Company will continue to increase its focus on selling to managed care organizations in the future.

         In general, the sales representatives market the Company's services through direct contact with referral sources in the form of meetings, telephone calls and solicitations. The representatives maintain contact with these sources in order to strengthen their relationships. While the sales representatives strive to develop exclusive provider relationships, referral sources frequently utilize the services of several home health care companies. The sales representatives are trained by the Company to provide information to referral sources concerning the quality of the Company's home health care services and the cost-saving advantages of such services. Primarily due to escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives and are consequently becoming more important in the referral and case management process. The inability to obtain and maintain managed care contracts may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

         During the latter part of 1996 and thereafter, there continued to be a changing regulatory environment with respect to certain of the Company's product lines, including, for example, developments affecting the respiratory medications segment of the Company's business. The Company has increased its internal and external sales and marketing staff, as well as developed new marketing programs in order to address these developments. Because of the recent impact of these changes, there can be no assurance as to the success of these new marketing initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."


         U.S. RECRUITING AND TRAINING OF PERSONNEL

         The Company recruits, trains, provides continuing education for, and offers benefits and other programs to its domestic personnel. Domestic recruiting is conducted primarily through advertising, employment fairs, direct contact with community groups and employment programs and through the use of competitive salary and benefit packages.

         The domestic health care industry periodically faces shortages of certain qualified personnel. Accordingly, the Company has experienced and may experience intense competition from other companies in recruiting qualified health care personnel for its operations. The Company's success to date has depended, to a significant degree, on its ability to recruit and retain qualified health care personnel. Most of the registered and licensed nurses and health care para-professionals who are employed by the Company also are registered with, and accept placements from time to time through, competitors of the Company. The Company believes it is able to compete successfully for nursing and para-professional personnel by aggressive recruitment through newspaper advertisements, flexible work schedules and competitive compensation arrangements.

         U.S. THIRD-PARTY REIMBURSEMENT

         Substantially all of the Company's U.S. revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans, and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Like other medical service providers, the Company is subject to lengthy reimbursement delays as a result of third-party payment procedures. The Company generally collects payments from third-party payors within three months after services are rendered, but pays its accounts payable and employees currently.

         The billing and reimbursement process involves the collection, review and approval of a significant number of required documents. Certain payors such as Medicare, Medicaid and managed care plans require very specific procedures and documentation prior to approving any request for reimbursement. Reimbursement specialists of the Company work together to assess patient coverage, review the adequacy of documentation, submit documentation and claims to the third-party payors and expedite payment. The Company accepts assignment of insurance benefits from the patient, and in most instances the third-party payors pay the Company directly.

         For the Eleven Month Period, 53.3% and 14.2%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. For the year ended October 31, 1996, 49.8% and 11.8%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. The increase in the percentage of revenues directly attributable to Medicare during the Eleven Month Period was primarily the result of an increase in revenues attributable to the Company's specialty mail-order pharmacy and medical supplies operations which derives a greater percentage of revenue from Medicare than does the rest of the Company. The Company's payor mix may fluctuate in the future as a result of any acquisitions completed by it, and such fluctuations will be dependent, to a large degree, on the relative payor mix of acquired companies.

         Because home health care is generally less costly to third-party payors than hospital-based care, home health care providers have generally benefited from cost containment initiatives aimed at reducing the costs of medical care. However, as the home care market becomes a larger percentage of the total health care market, cost containment initiatives aimed at reducing the costs of delivering services at non-hospitals are increasing and may adversely affect the profitability of home health care providers.


         U.S. SUPPLIERS

         The Company purchases its equipment and supplies, including drugs, home medical equipment, nutritional solutions and other materials required in connection with its therapies and specialty mail-order pharmacy and medical supplies operations, from various suppliers. The Company believes that there are a number of available sources of supply for the Company's products. The Company has, from time to time, experienced difficulties in obtaining generic equivalent diabetic testing strips due to shipping suspensions or product shortages from its supplier. Historically, in these instances the Company has been able to obtain equivalent product from alternate suppliers at similar cost. In the future, any lengthy shortages or suspensions of their shipments, coupled with the inability to secure product from alternate suppliers at similar cost, could have a material adverse effect on the Company's results of operations and cash flows.

         U.S. COMPETITION

         The home health care market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. The Company competes with a large number of companies in all areas in which it conducts business. The Company believes that the principal competitive factors in the U.S. are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; referrals from physicians, hospitals and HMOs; general reputation with physicians, other referral sources and potential patients; and price.

         The Company's mail-order medical supplies, respiratory therapy, home medical equipment, home nursing and home infusion services compete with numerous local, regional and national companies. The Company believes that there are no dominant competitors in the diabetic and respiratory generic drug market. The Company's primary competition for its mail-order sales of diabetic and respiratory drugs is generated from retail pharmacies.


         U.S. PATENTS AND TRADEMARKS

         The Company owns no patents. The Company owns the following servicemarks: "Steri-Pharm," "Transworld Nurses, Inc.," "Advocate Home Care," "RespiFlow" and "DermaQuest." The Company does not believe that its business is dependent upon the use of any patent or trademark or similar property.


         U.S. EMPLOYEES

         As of December 5, 1997, the Company had approximately 290 full-time employees and approximately 150 part-time employees in the U.S. In addition, the Company maintains registries of approximately 315 registered and licensed nurses and approximately 250 nurses' aides and home health care aides available for staffing home nursing assignments on a temporary basis. The Company considers its relationship with its U.S. employees to be satisfactory.


         U.K. OPERATIONS

         U.K. SERVICES AND PRODUCTS

         The Company provides the following services and products in the U.K.:
(i) patient services, including nursing and para-professional services, and
(ii) specialty pharmaceutical and medical supplies and respiratory therapy. The Company's U.K. operations are provided to patients throughout the U.K.

         During the Eleven Month Period, the Company derived 21.2% of its revenues from U.K. Operations, with the following contributions by product line: 71.5% of its U.K. revenues from patient services and 28.5% from specialty pharmaceutical and medical supplies and respiratory therapy.

         PATIENT SERVICES.

         The Company offers its U.K. patient services through Allied, a commercially oriented provider of nursing and care staff services to a broad range of clients, particularly NHS trusts, nursing homes, private clients and local authority social services departments. Allied was founded in 1972 as a home nursing service and has expanded through the establishment of a local area network. The branch network has expanded substantially in recent years, through both organic growth and an on-going nursing and care agency acquisition program. Allied is now represented by 65 branches spread across the U.K.

         The Company believes that the demand for most forms of nursing and other health care services is expected to increase during the next twenty years as the U.K. population grows older in line with demographic predictions. Consequently, it is anticipated that requirements for temporary nursing services will increase in the future. The Company believes that this will benefit Allied in that more flexible working arrangements are likely to lead to an increase in demand for temporary coverage from providers such as Allied.


         SPECIALTY PHARMACEUTICAL AND MEDICAL SUPPLIES AND RESPIRATORY THERAPY OPERATIONS.

         The Company's Omnicare subsidiary operates in turn through three principal subsidiaries. Amcare Ltd. ("Amcare") supplies wound care and ostomy products directly to patients in the home. Omnicare Group Ltd. services patients with chronic respiratory illnesses through its installed base of 2,400 oxygen concentrators. Oxygen concentrators convert normal room air into a more healthy oxygen concentrated gas. Medigas Ltd. ("Medigas") supplies oxygen cylinders and bottled oxygen to pharmacies that in turn fill prescriptions for patients with temporary respiratory conditions. The Company offers substantially all of its specialty pharmaceutical and medical supplies and respiratory therapy products and services throughout the U.K.


         U.K. QUALITY ASSURANCE AND DEPARTMENT OF HEALTH LICENSES

         The Company's U.K. Operations maintain quality assurance policies and procedures and closely monitor operations to provide quality care and services to patients and health care professionals in the U.K. Where appropriate, the Company's U.K. Operations operate under license of the U.K. Department of Health and Medicines Control Agency ("MCA"), adhering to the terms and conditions of service demanded by such licensing authority.

         The British Standards Institute has granted accreditation pursuant to its quality standards to the distribution and customer service functions of Amcare, which acts as a wholesaler and medical supplies contractor licensed to health authorities in the U.K.


         U.K. SALES AND MARKETING ACTIVITIES

         The Company's U.K. Operations primarily market their products and services to health care professionals who act as referral sources to patients. These health care professionals include medics, nurses, pharmacists, administrators, the NHS and private health care providers. Other important targets for promotional activity include patient associations and community social services organizations. Fundamental to Allied's ability to obtain and retain referral sources is the ability to establish and maintain a reputation for quality service and responsiveness to the needs of referral sources and their patients and clients.

         Allied markets its nursing agency service via superintendents and their staff within each of its sixty-five independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity.

         Amcare employs representatives to promote the dispensing and delivery services of the Company in the U.K. and supports this with marketing and managerial staff centrally based for coordination and customer support activities.

         The oxygen and respiratory therapy business of Omnicare is marketed directly to the pharmacist for oxygen cylinders and NHS supplies for oxygen concentrator services by a sales representative and a senior manager, respectively. In addition to primary sales activity, delivery drivers play a key role as secondary merchandising staff.

         In general, the sales representatives and managers of the Company's U.K. Operations market the Company's U.K. products and services through direct contact with referral sources in the form of meetings, telephone calls and solicitations. Contact is maintained with these sources to strengthen their relationships. While representatives strive to develop the strongest provider relationship possible, referral sources often choose to use several service and product providers.

         As in many European and U.S. markets, the escalating pressures to reduce the cost of health care has, for some lines of business (prescribed products and services, including cylinder oxygen, concentrators and medical supplies) in the Company's U.K. Operations, resulted in reductions in reimbursement rates. However, the focus towards offering integrated home health care can result in an overall cost saving leading to substantial sales opportunities for the Company's U.K. Operations.


         U.K. RECRUITMENT AND TRAINING OF PERSONNEL

         The Company's U.K. Operations recruit, train, provide on-going education, offer benefits and other programs to its staff appropriate to their needs and the requirements of the business. Recruitment of staff is conducted primarily through advertising, direct contact with employment and governmental organizations and through the use of competitive salary and benefit packages.

         The U.K. health care industry continues to face shortages of certain qualified personnel. In particular, Allied's nursing business experiences significant competition in recruiting qualified health care personnel for its operations. Most of the registered and licensed health care professionals employed by Allied are also registered with and accept placements from competitors.


         U.K. THIRD-PARTY REIMBURSEMENT

         For the three months ended September 30, 1997, the Company's U.K. Operations received approximately 60.1% of revenues from either the NHS, social services or related U.K. governmental departments. The remaining 39.9% of revenues were derived from products and services provided to the private health care sector and other commercial organizations, such as privately owned nursing homes.

         In general, reimbursement is received regularly and reliably from all governmental department payors and this is also the case for most of the remaining customer base. The Company's U.K. Operations generally collect payments from all groups within two months after provision of the product or service but pay their own accounts payable and employees in accordance with contracts.

         The billing and reimbursement process includes the rendering of invoices for products and services rendered, as well as prescriptions and other support documentation for reimbursement of drugs and medical supplies.


         U.K. SUPPLIERS

         The Company's U.K. Operations purchase their equipment and supplies required in connection with the provision of its services from various approved suppliers. The Company believes that there are a number of alternative sources for these items at prices comparable to its current sources.


         U.K. COMPETITION

         The Company believes that there are no major integrated service providers and few multi-regional or national providers of any individual product or service in the U.K. The Company also believes that home health care providers who possess the infrastructure to provide an integrated network of products and service will have significant growth opportunities.

         The Company believes that the principal competitive factors in the U.K. are: quality of care; breadth of services; reputation and professional presentation; innovation; and value for services. The Company believes that the success of its U.K. Operations is related to all of the above factors.

         The Company's U.K. Operations' nursing, medical supplies and respiratory therapy services compete with local, national and international companies. The nursing agency business of Allied is the second largest in the U.K.; however, the leading competitor is approximately three times larger in sales revenue.


         U.K. PATENTS AND TRADEMARKS

         The Company's U.K. Operations own no patents. The Company's U.K. Operations operate under the following trade names: "Allied Medicare Ltd.", "Medicare", "Medigas Ltd.", "Omnicare plc", "Transworld Healthcare UK Ltd.", "Amcare Ltd.", "Allied Medicare Services Ltd." and "Allied Medical Nursing Services". The Company does not believe that its business in the U.K. is dependent upon the use of any patent or trademark or similar property.

         U.K. EMPLOYEES

         As of December 5, 1997, the Company's U.K. Operations employed approximately 140 full-time employees and 30 part-time employees.

         In addition, the Company's U.K. Operations maintain registers of approximately 575 registered nurses and 2,290 carers and aides available to staff home and health service nursing arrangements on a temporary basis. The Company considers its relationships with its U.K. employees to be satisfactory.

         GOVERNMENT REGULATION

         U.S. GOVERNMENT REGULATION.

         General. The Company's business is subject to extensive Federal and state regulation. Federal regulation covers, among other things, Medicare and Medicaid billing and reimbursement, reporting requirements, supplier standards, limitations on ownership and other financial relationships between a provider and its referral sources and approval by the Food and Drug Administration of the safety and efficacy of pharmaceuticals and medical devices. In addition, the requirements that the Company must satisfy to conduct its businesses vary from state to state. The Company believes that its operations comply with applicable Federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws could have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement for the Company's products and services paid by government and other third-party payors.

         Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Balanced Budget Act of 1997 made several changes to the Medicare reimbursement system that affect payment for the products provided by the Company. Some of these provisions include an expansion of coverage of diabetic testing supplies to non-insulin-treated Medicare diabetics, a 10% reduction of Medicare payment rates for diabetic test strips, a requirement that skilled nursing facilities provide directly and bundle into their payment certain items, including medical supplies, which may have been previously provided by outside suppliers, a freeze on the update factor for durable medical equipment and supplies, and parenteral and enteral equipment and supplies, a provision regarding billing for upgraded medical equipment, and authorization for a competitive pricing demonstration program. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         Permits and Licensure. Certain of the Company's facilities are subject to state licensure laws, including licensing from state boards of pharmacy. Federal laws require certain of the Company's facilities to comply with rules applicable to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the United States Department of Justice and to meet certain requirements concerning security, record keeping, inventory controls, prescription and order forms and labeling. The Company's pharmacists, nurses, and certain of its radiology equipment also are subject to state licensing requirements. The Company believes that it is in substantial compliance with all applicable licensure requirements.

         Anti-kickback and Fraud and Abuse Laws. The Company is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs as well as in relation to private payors.

         The Federal Medicare and Medicaid "Anti-kickback Statute" prohibits certain conduct involving improper payments in connection with the delivery of items or services covered by a number of Federal and state health care programs. Among other things, these prohibitions apply to anyone who knowingly and willfully solicits, receives, offers, or pays any remuneration in return for referring an individual to another person for the furnishing, or arranging for the furnishing, of any item or service that may be paid, in whole or in part, by the Medicare, Medicaid or other Federal health care programs. To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, including physicians and other direct health care providers, as well as persons who do not have a direct role in the provision of health care services. Violations of the statute may result in criminal penalties, including fines of up to $25,000 and imprisonment for up to five years for each violation, exclusion from participation in the Medicare and Medicaid programs, and civil penalties of up to $50,000 and treble the amount of remuneration for each violation. The Balanced Budget Act of 1997 increases accountability and strengthens program integrity through additional fraud and abuse penalties.

         The U.S. Department of Health and Human Services ("HHS") has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Additional safe harbors have also been proposed, and HHS has recently solicited proposals for developing new and modifying existing safe harbors. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but such arrangements would risk scrutiny and may be subject to civil sanctions or criminal enforcement action.

         The Federal "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician is prohibited from referring a Medicare or Medicaid patient to the health care provider, and the provider is prohibited from billing Medicare or Medicaid, for the designated health service. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993. The preamble to these regulations indicates that the Health Care Financing Administration ("HCFA") intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, the Company believes that investments will qualify for the publicly-traded securities exception because it has shareholder equity of at least $75,000,000. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs.

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

         The Office of Inspector General ("OIG") of HHS instituted "Operation Restore Trust" in May 1995 in the five states with the highest Medicare expenditures (California, Florida, New York, Texas and Illinois). Operation Restore Trust (which will be expanded to involve additional states, including New Jersey, over the next two years) is intended to counter health care fraud, waste and abuse in targeted areas that HHS believes to be particularly vulnerable to fraud and abuse, including home health care, nursing homes and home medical equipment. The OIG has issued "Fraud Alerts" relating to improper business practices in the provision of medical supplies to nursing homes, and is expected to issue additional Fraud Alerts in the future as a means of advising the public of suspect business arrangements and practices in the health care industry. In addition, providers of home medical equipment, wound care supplies and other products and services are expected to be subject to increased scrutiny for practices involving fraud and abuse.

         Many states, including the states in which the Company operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also have begun requiring health care practitioners and/or other providers to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

         The Company continues to review all aspects of its operations and believes that it complies in all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law and applicable state laws, although because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these provisions. The Company intends to monitor developments under Federal and state fraud and abuse laws, including the Amended Stark Law. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's business, financial condition, cash flows or results of operations.

         On July 11 and July 22, 1997, the Company's Respiflow, Inc. ("Respiflow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the Office of Audit Services (a division of the OIG). The Audit Letters indicate, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to home medical equipment companies. The Company has been informed that the audit has been extended to cover its DermaQuest, Inc. ("DermaQuest") subsidiary. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in the Audit Letters. While the Company believes that its former arrangements with home medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof. There can be no assurance that such amount, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         On November 19, 1997, the Company was notified by the Office of the United States Attorney for the Eastern District of Texas that it, Respiflow, MK, and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene in and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


         U.K. GOVERNMENT REGULATION.

         The MCA has granted licenses to Omnicare (including Medigas) for the production and distribution of medical grade oxygen to the pharmacy network throughout the U.K.

         Allied operates under the Nurses Act (England and Wales) 1957 and 1961 Amendment and the Nurses Agency Act (Scotland) 1957. In addition, Allied is accredited by various U.K. social services agencies.

         The Company believes that it complies in all material respects with U.K. health care laws and regulations applicable to its U.K. Operations.


         INSURANCE

         Participants in both the U.S. and U.K. health care markets are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company, from time to time, is subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, professional liability insurance and excess liability coverage, as appropriate. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. The Company's insurance policies must be renewed annually. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to the Company, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on the Company's reputation. There can be no assurance that the Company's insurance will be sufficient to cover liabilities that it may incur in the future.


ITEM 2.  PROPERTIES.

         The Company leases a total of 15 facilities in three states and Puerto Rico and owns three and leases seven facilities in the U.K. In addition, there are 65 facilities in the U.K. which are owned or leased by branch representatives. Management believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations. See
Note 11 to the Notes to Consolidated Financial Statements.

         The Company also leases three facilities related to the former business of HMI. The Company is obligated to provide access to these facilities to the purchaser of the HMI business through March 1998. The Company is currently seeking to either sublet or terminate the leases on these facilities.


ITEM 3.  LEGAL PROCEEDINGS.

         THE COMPANY

         On December 4, 1997, a Summons with Notice of Complaint (the "Summons with Notice") was filed in the Supreme Court of the State of New York, County of New York against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. by Primary Health Services, Inc., Chuck Davis and Gregory Gaiser. The Summons with Notice contains allegations of, among other things, breach of an asset purchase agreement among Acquisition and the plaintiffs and tortious interference with certain business relationships. The action seeks compensatory damages of $5,000,000 and punitive damages of $5,000,000. The Company and Acquisition expect to file a notice of appearance or serve a written demand for the complaint by December 28, 1997. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

         HMI

         Effective October 1, 1997, HMI became a wholly-owned subsidiary of the Company.

         HMI and certain of its former directors and officers and its outside auditors, BDO Seidman, LLP, have been named as defendants in a consolidated class action securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889
(ADS). This consolidated action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings. The consolidated action purports to represent a class of persons who purchased HMI shares of common stock between August 25, 1994 and February 27, 1996, the date HMI announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the HMI shares of common stock that allegedly resulted from HMI's February 1996 announcements. HMI reached a settlement of the consolidated action which received court approval on June 9, 1997. The settlement provided for a cash payment of $4,550,000 of which $3,200,000 was paid at the time the court's approval of the settlement became final. In October 1997, subsequent to the closing of the Merger Agreement, the remaining $1,350,000 was paid. HMI is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce HMI's liability with respect to such settlement.

         Certain of HMI's current and former officers and directors have been named as defendants, and HMI has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (ADS). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. The parties have agreed to file a Stipulation of Voluntary Dismissal of this action.

         BDO Seidman, LLP had been named as a defendant, and HMI had been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleged claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made and has continued to serve as such. This case has been discontinued by order of the court.

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking the reimbursement and advancement of legal fees and expenses in the amount of $1,000,000. In addition, a former director of HMI through her attorneys has demanded advancement of legal fees and expenses in the amount of $150,000.

         The enforcement division of the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation relating to matters arising out of HMI's public announcement on February 27, 1996 that HMI would have to restate its financial statements for prior periods as a result of certain accounting irregularities. HMI is fully cooperating with this investigation and has responded to the requests of the Commission for documentary evidence.

         The outcomes of certain of the foregoing lawsuits and the investigation with respect to HMI are uncertain and the ultimate outcomes could have a material adverse affect on the Company.

         The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows, or results of operations.

         See also "Business -- Government Regulation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the Eleven Month Period, no matters were submitted by the Company to a vote of its stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is quoted on the Nasdaq National Market (the "NASDAQ/NM") and is traded under the symbol "TWHH." The following table sets forth the high and low sales price of the Common Stock on the NASDAQ/NM for the fiscal years ended October 31, 1995 and 1996, the Eleven Month Period, and the first quarter of fiscal 1998, through December 12, 1997.

                               PERIOD                        HIGH      LOW
                               ------                        ----      ---
         Year Ended October 31, 1996:
                  First Quarter............................ 13-1/2    8-1/8
                  Second Quarter........................... 10-6/8    7-6/8
                  Third Quarter............................ 10-3/8    8
                  Fourth Quarter........................... 11-1/4    8-5/8
         Eleven Month Period Ended September 30, 1997:
                  First Quarter............................ 12-5/8    9-3/8
                  Second Quarter........................... 11-1/2    9-1/8
                  Third Quarter............................ 10-1/2    8
                  Fourth Quarter (through September 30,
                  1997)....................................  9-7/8    6-5/8
         Year Ended September 30, 1998:
                  First Quarter
                  (through December 12, 1997)..............  9-7/8    6-13/16


         As of December 12, 1997, there were approximately 187 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The financial data for the Eleven Month Period ended September 30, 1997 and the years ended October 31, 1996 and 1995 and balance sheet data as of September 30, 1997 and October 31, 1996 as set forth below have been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Transition Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."





                                           Eleven Months Ended
                                            September 30,(1)                    Fiscal Year Ended October 31,
                                     ----------------------------   ---------------------------------------------------------
                                        1997(2)           1996        1996(3)          1995(4)        1994(5)      1993(6)
                                     ----------------------------   ---------------------------------------------------------
                                                      (Unaudited)            (in thousands, except per share data)
FINANCIAL DATA:
Net respiratory, medical equipment
  and supplies sales................    $52,562         $41,754       $47,170          $42,782        $17,022       $   732
Net patient services................     29,844          17,425        19,164           18,870         12,150         6,991
Net infusion services...............     11,038           8,724         9,970            9,935         10,551         8,688
                                       --------         -------       -------          -------        -------       -------
Total revenues......................     93,444          67,903        76,304           71,587         39,723        16,411
Cost of revenues....................     51,387          30,917        34,680           32,730         18,809         8,286
                                       --------         -------       -------          -------        -------       -------
Gross profit........................     42,057          36,986        41,624           38,857         20,914         8,125
Selling, general and administrative
  expenses..........................     42,931          30,062        33,552           29,774         15,968         6,528
Special charges.....................     34,230(7)           --            --            3,898(8)          --            --
Equity in losses of HMI.............        296              --            --               --             --            --
                                       --------         -------       -------          -------        -------       -------
Operating (loss) income.............    (35,400)          6,924         8,072            5,185          4,946         1,597
Interest income.....................     (2,650)            (66)          (75)             (68)          (105)         (174)
Interest expense....................      5,063           4,229         4,427            3,767            914            84
(Benefit) provision for income taxes     (5,078)          1,263         1,702              627          1,656           736
                                       --------         -------       -------          -------        -------       -------
(Loss) income before extraordinary
  item and cumulative effect of an
  accounting change.................    (32,735)          1,498         2,018              859          2,481           945
Extraordinary item..................         --          (1,435)       (1,435)(9)           --             --            --
Cumulative effect of an accounting
  change............................         --              --            --               --            300            --
                                       --------         -------       -------          -------        -------       -------
Net (loss) income...................   $(32,735)        $    63       $   583          $   859        $ 2,781       $   945
                                       ========         =======       =======          =======        =======       =======
(Loss) income per share before extra
  ordinary item and cumulative effect
  of an accounting change(10):
Primary.............................   $  (2.56)        $  0.20       $  0.26          $  0.13        $  0.49       $  0.25
                                       ========         =======       =======          =======        =======       =======
Fully diluted.......................   $  (2.56)        $  0.20       $  0.25          $  0.12        $  0.47       $  0.25
                                       ========         =======       =======          =======        =======       =======
Net (loss) income per share(10):
Primary.............................   $  (2.56)        $  0.01       $  0.08          $  0.13        $  0.55       $  0.25
                                       ========         =======       =======          =======        =======       =======
Fully diluted.......................   $  (2.56)        $  0.01       $  0.07          $  0.12        $  0.53       $  0.25
                                       ========         =======       =======          =======        =======       =======
Weighted average number of shares
  outstanding(10):
Primary.............................     12,794           7,533         7,833            6,868          5,028         3,766
                                       ========         =======       =======          =======        =======       =======
Fully diluted.......................     12,794           7,584         7,925            6,924          5,227         3,847
                                       ========         =======       =======          =======        =======       =======

                                     September 30,                          October 31,
                               -------------------------------------------------------------------------------
                                         1997              1996          1995           1994         1993
                               ---------------------   -----------   ------------   -----------   ----------
BALANCE SHEET DATA:
Working capital...............         $ 26,411          $26,201       $(4,706)(11)   $(4,113)(12)  $ 6,597
Accounts receivable, net......           31,475           24,414        18,906         10,514         5,988
Total assets..................          201,281           90,727        74,912         58,249        17,442
Long-term debt................           61,400           12,505        20,264         13,758           530
Total shareholders' equity....           81,905           67,225        24,086         20,371        11,026


------------------------------------
(1) The Company has changed its fiscal year from October 31 to September 30. This has resulted in a eleven month reporting period ended September 30, 1997. Selected financial data as of the eleven months ended September 30, 1996 (unaudited) has been included in this table for comparative purposes.

(2) The financial data for the eleven months ended September 30, 1997 includes the results of operations of Omnicare and Allied from their dates of acquisition (effective July 1, 1997 and June 23, 1997, respectively).

(3) The financial data for the year ended October 31, 1996 includes the results of operations of Health Meds, Inc. ("Health Meds") and U.S. Home Care Infusion Therapy Services Corporation of New Jersey ("USNJ") from their dates of acquisition (effective October 1, 1996).

(4) The financial data for the year ended October 31, 1995 includes the results of operations of DermaQuest (effective November 1, 1994), The Pulmonary Division of Delaware Valley Lung Center, P.C. ("DVLC") (effective January 1, 1995) and Precision Health Care, Inc. (effective March 1, 1995) from their respective dates of acquisition.

(5) The financial data for the year ended October 31, 1994 includes the results of operations of RespiFlow and MK (effective April 1, 1994) and Radamerica (acquired August 5, 1994) from their respective dates of acquisition.

(6) The financial data for the year ended October 31, 1993 includes the results of operations of Complete Health Care Services, Inc. (acquired in June 1993) and The PromptCare Companies, Inc. (acquired in September
      1993) from their respective dates of acquisition.

(7) The Company reported special charges totalling $34,230,000 resulting from a $20,000,000 non-cash charge related to impairment of the investment in HMI, as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale, a $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of DermaQuest, a $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies, a $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey, and $698,000 of other charges, partly offset by a $606,000 gain on the sale of Radamerica.

(8) The Company reported special charges totaling $3,898,000 resulting from a write-off of expenses related to an abandoned public offering ($2,808,000), a write-off of expenses related to abandoned acquisitions ($605,000) and expenses related to the consolidation of certain of the Company's facilities ($485,000).

(9) The Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000) in the fiscal year ended October 31, 1996 in connection with the repayment of the Paribas Credit Agreement (as defined in Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources -- General).

(10) Weighted average shares have been restated for the years ended October 31, 1996, 1995 and 1994 to give effect to a market price guarantee under an acquisition agreement. The effects of this restatement were to decrease fully diluted income before extraordinary loss and extraordinary loss by $0.01 for the year ended October 31, 1996, to decrease fully diluted income before extraordinary loss and net income per share by $0.01 for the year ended October 31, 1995 and to decrease primary income before extraordinary loss and net income per share by $0.01 for the year ended October 31, 1994.

(11) Includes a $5,973,000 acquisition payable in connection with the acquisition of RespiFlow and MK and an $8,832,000 acquisition payable in connection with the acquisition of DermaQuest.

(12) Includes a $10,750,000 acquisition payable in connection with the acquisition of RespiFlow and MK.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

         The Company has changed its fiscal year to end on September 30, 1997. This has resulted in an eleven month reporting period ended September 30, 1997 included in this Transition Report on Form 10-K. Prior to this change the Company's fiscal year ended on October 31.

         The Company is a provider of a broad range of home health care services and products with operations in the U.S. and the U.K. The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including home nursing and para-professional services; and (iii) infusion therapy. The Company's U.S. patient, infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey, New York and Florida while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. The Company's U.K. operations include the second largest commercial provider of home nursing and para-professional care with operations located throughout the U.K., as well as a leading medical respiratory supplier to areas throughout the U.K.

         The Company took a number of significant steps during the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and as an integrated national provider of home and alternate site health care products and services in the U.K. These steps included: (i) selling non-core assets such as the Company's Radamerica business which provides radiation therapy in the Baltimore, Maryland area; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey): (iii) completing the HMI Asset Sale; and (iv) terminating the agreements to purchase the VIP Companies. In relation to these actions, the Company recorded special charges of $34,230,000 and additional bad debt expense of $7,023,000. Despite these special charges, the Company expects to generate net cash proceeds of approximately $38,000,000 through the sale of Radamerica and the HMI Asset Sale.

         In addition to this restructuring and refocusing of its U.S. operations, the Company made significant strides toward becoming one of the only integrated national providers of home and alternative site health care in the U.K. through the purchase of Omnicare for approximately $31,000,000 and Allied for approximately $60,000,000. Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care giving services to home care patients with 65 locations throughout the U.K. The Company intends to utilize its recently acquired U.K. Operations as a platform to introduce new products and services to the U.K. market which have already been widely accepted in the U.S., as well as for add-on acquisitions. The Company believes the U.K. home health care market is less developed than in the U.S. and presents a significant opportunity to leverage its existing expertise in home health care.

         The Company's revenue mix and payor mix will be influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. Assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the products and services offered by these companies would have accounted for approximately 47.9% of the combined pro forma revenue ($141,231,000) for the Eleven Month Period. The following table shows the percentage of net revenues represented by each of the Company's product lines:

                                    Eleven Months
                                        Ended          Year Ended October 31,
                                    September 30,    -------------------------
                                        1997              1996        1995
                                    -------------        ------      ------

Net respiratory, medical
  equipment and supplies sales           56.3%             61.8%       59.8%
Net patient services...............      31.9              25.1        26.3
Net infusion services..............      11.8              13.1        13.9
                                         ----              ----        ----

                  Total revenues...     100.0%            100.0%      100.0%
                                        ======            ======      ======


         The increase in net patient services (and corresponding decline in net respiratory, medical equipment and supplies sales and net infusion services as a percentage of total revenues) from the year ended October 31, 1996 to the Eleven Month Period resulted primarily from the acquisition of Allied (effective June 23, 1997). Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the percentage of total revenues for the eleven months ended September 30, 1997 would have been as follows: net respiratory, medical equipment and supplies sales 47.3%, net patient services 44.9%; and net infusion services 7.8%.

         The following table shows the payor mix for the Company's total revenues for the periods presented:


                                    Eleven Months
                                        Ended          Year Ended October 31,
                                    September 30,    -------------------------
Payor                                    1997              1996        1995
------                              -------------        ------      ------
Medicare......................         42.0%              49.8%        48.1%
Medicaid......................         11.2               11.8         10.8
Private payors................         33.9               38.4         41.1
U.K. NHS......................         12.9                --           --
                                       -----             ------       ------
         Total revenues.......        100.0%             100.0%       100.0%
                                      ======             ======       ======




         The decrease in Medicare as a percentage of total revenues for the Eleven Month Period as compared to fiscal 1996 and fiscal 1995 is primarily a result of the Omnicare and Allied acquisitions. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and, to a lesser extent, from shifts in existing business among payors. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the payor mix for the eleven months ended September 30, 1997 would have been as follows: Medicare 27.8%; Medicaid 7.4%; private payors (including managed care payors) 34.4%; and NHS 30.4%.

         The Company believes that a substantial portion of its revenues derived from private payors was subject to case management and managed care and that this relationship will continue in the future. The Company maintains a diversified offering of home services and products in an attempt to mitigate the impact of potential reimbursement reductions for any individual product or service.

         Due to changing interpretation of regulations and statutes by federal and state regulatory bodies, the specialty pharmacy industry has been subject to pressure related to its marketing of respiratory therapy medications to physicians and other referral sources. In addition, HCFA has implemented new procedures regarding the dispensing of first dose medications to patients. These and other regulatory changes may have a negative impact on revenues of the Company's respiratory medications business in the future (which contributed approximately 18.8% of revenue for the Eleven Month Period), although the ultimate impact cannot be determined at this time.

         The Company's gross margins will be influenced by the revenue mix of its product lines and by changes in reimbursement rates. The Company historically has recognized higher gross margins from its specialized mail-order and medical supplies pharmacy and respiratory therapy operations than from its nursing and infusion therapy operations. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the gross profit margin for the Eleven Month Period would have been 38.8% versus the actual 45.1% for the same period. Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues and overall gross margin.

         The Company amortizes goodwill over a period of 40 years. The Company has selected the forty-year amortization convention based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the [consistent] practice of other home health care companies. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and the amount of any impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in estimating future cash flows include current operating results, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors.


         RESULTS OF OPERATIONS

         ELEVEN MONTHS ENDED SEPTEMBER 30, 1997 VS. ELEVEN MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Total revenues increased by $25,541,000 or 37.6% to $93,444,000 for the eleven months ended September 30, 1997 from $67,903,000 for the eleven months ended September 30, 1996. This increase was primarily attributable to the inclusion of Allied ($14,186,000) and Omnicare ($5,661,000) and an increase of $5,151,000 or 12.3% in net respiratory, medical equipment and supplies sales resulting primarily from an increase in the number of patients serviced in the Company's domestic specialty mail-order pharmacy and medical supplies operations. Net infusion service revenues also increased by $2,314,000 or 26.5% due primarily to the inclusion of USNJ for the eleven months ended September 30, 1997.

         Cost of Revenues. Cost of revenues increased by $20,470,000 or 66.2% to $51,387,000 for the eleven months ended September 30, 1997 from $30,917,000 for the eleven months ended September 30, 1996. As a percentage of total revenues, cost of revenues increased to 55.0% from 45.5% for the eleven months ended September 30, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (48.9% for the eleven months ended September 30, 1997 versus 39.3% for the corresponding 1996 period), increased for infusion services (68.6% for the eleven months ended September 30, 1997 versus 59.9% for the corresponding 1996 period) and increased for patient services (60.8% for the eleven months ended September 30, 1997 versus 53.2% for the corresponding 1996 period.) The increases in the respiratory, medical equipment and supplies sales is primarily attributable to an increase in the mix of higher cost products at the Company's specialty pharmacy operations. The increase in patient services was as a result of an increase in nursing and para-professional services which carry a higher cost of service (69.2%) than does radiation therapy (26.4%). Cost of patient services is expected to increase as a percentage of patient service revenues in the future as a result of the sale of Radamerica in July 1997 and inclusion of Allied (which was acquired on June 23, 1997). The increase in infusion services is as a result of an increase in therapies with higher product costs, as well as the effects of reduced reimbursement rates for certain payors.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12,869,000 to $43,931,000 for the eleven months ended September 30, 1997 from $30,062,000 for the comparable 1996 period. This increase was principally due to an increase in selling, general and administrative expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($8,262,000) which increased primarily due to additional bad debt expense for DermaQuest product lines ($6,060,000). Also contributing to the increase in selling, general and administrative was the inclusion of the U.K. Operations ($4,080,000), and additional bad debt expense for the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey ($663,000).

         Special Charges. The Company recorded special charges of $34,230,000 during the eleven months ended September 30, 1997 related to the following items: (i) $20,000,000 non-cash charge related to impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale (See "Business -- The Health Management, Inc. Transaction," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and Note 3 to the Consolidated Financial Statements); (ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest subsidiary; (iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698,000 of other charges, partly offset by a $606,000 gain on the sale of Radamerica.

         Equity in Losses of HMI. Equity in losses of HMI was $296,000 for the eleven months ended September 30, 1997 versus $0 for the comparable 1996 period. This represents 49% of HMI's losses for the four months ended April 30, 1997. The 49% interest in HMI was acquired in mid January 1997 and included in the results of operations effective February 1, 1997. Equity in losses of HMI for the three months ended July 31, 1997 were accounted for in adjusting the investment in HMI to estimated net realizable value and was included as a component of the non-cash charge recorded during that period. Due to the Company's decision on August 1, 1997 to dispose of HMI, no equity in HMI losses have been recorded subsequent to July 31, 1997.

         Interest Income. Interest income increased by $2,584,000 to $2,650,000 for the eleven months ended September 30, 1997 from $66,000 for the comparable 1996 period. This increase was principally attributable to interest income earned, after the elimination of intercompany interest (49%) for the eleven months ended September 30, 1997, under the HMI Credit Agreement ($1,796,000) and interest earned on funds received from HPII in connection with the purchase of the Company's Common Stock (See "Liquidity and Capital Resources -- Hyperion Partners Transactions" and Note 5 to the Consolidated Financial Statements).

         Interest Expense. Interest expense increased by $834,000 to $5,063,000 for the eleven months ended September 30, 1997 from $4,229,000 for the comparable 1996 period. This increase was primarily attributable to increased borrowings under the Company's Credit Facility.

         (Benefit) Provision for Income Taxes. (Benefit) provision for income taxes as a percentage of income before income taxes was a benefit of 13.4% for the eleven months ended September 30, 1997 versus a provision of 45.7% for the eleven months ended September 30, 1996. The effective rate of 13.4% for the 1997 period was principally a result of both the nondeductibility of the write-off of goodwill and other intangible assets related to DermaQuest and the market write-down on the investment in HMI (See Special Charges).

         Net deferred tax assets, net of a valuation allowance, were $7,704,000 at September 30, 1997, an increase of $5,279,000 from net deferred tax assets of $2,425,000 at October 31, 1996, primarily as a result of an increase in the provision for doubtful accounts and federal net operating loss carryforwards. A valuation allowance, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1997, the Company increased the valuation, allowance by $1,859,000 primarily due to the increase in deferred tax assets for state net operating loss carryforwards which are not expected to be realized. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Loss. As a result of the foregoing, the Company incurred a net loss of $32,735,000 for the eleven months ended September 30, 1997 compared to a net income of $63,000 for the eleven months ended September 30, 1996. Included in net income for 1996 was an extraordinary loss, net of $1,435,000 resulting from an early extinguishment of debt.


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

         Cost of Revenues. Cost of revenues increased by $1,950,000 or 6.0% to $34,680,000 for the year ended October 31, 1996 from $32,730,000 for the year ended October 31, 1995. As a percentage of total revenues, cost of revenues remained relatively constant at 45.5% and 45.7% for the year ended October 31, 1996 and 1995, respectively. Cost of revenues as a percentage of sale remained relatively constant for respiratory, medical equipment and supplies sales (39.2% for the year ended October 31, 1996 versus 39.3% for the corresponding 1995 period), but increased for patient services (53.1% for the year ended October 31, 1996 and versus 52.1% for the corresponding 1995 period) and decreased for infusion services (60.4% for the year ended October 31, 1996 versus 61.4% for the corresponding 1995 period).

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

         Interest Income. Interest income remained relatively flat with $75,000 for the year ended October 31, 1996 and $68,000 for the year ended October 31, 1995.

         Interest Expense. Interest expense, net increased by $660,000 to $4,427,000 for the year ended October 31, 1996 from $3,767,000 for the comparable 1995 period. This increase was primarily attributable to an increase in interest expense due to borrowings under the Subordinated Loan (as defined herein) ($1,003,000), partially offset by a decrease in interest expense due to lower average borrowings and lower average interest rates under the senior secured credit facilities ($262,000).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 45.8% for the year ended October 31, 1996 and 42.2% for the year ended October 31, 1995. The increase in the effective tax rate from the 1995 period to the 1996 period was primarily attributable to higher levels of non-deductible expenses, primarily goodwill amortization.

         Net deferred tax assets, net of a valuation allowance, were $2,425,000 at October 31, 1996, an increase of $200,000 from net deferred assets of $2,225,000 at October 31, 1995, primarily as a result of an increase in the provision for doubtful accounts. A valuation allowance, as required by Statements of Financial Accounting Standards ("SFAS") No. 109, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1996, the Company decreased the valuation allowance by $155,000 primarily due to the realization of state deferred tax assets based on current levels of income. Based on current levels of income, management expects that levels of future income should be sufficient to realize the net deferred tax assets.

         Income Before Extraordinary Loss. As a result of the foregoing, income before extraordinary loss increased by $1,159,000 to $2,018,000 for the year ended October 31, 1996 from $859,000 for the year ended October 31, 1995. Income before extraordinary loss for 1995 includes non-recurring charges of $2,376,000 after tax. Income before extraordinary loss decreased by $1,217,000 to $2,018,000 for the year ended October 31, 1996 from $3,235,000 for the year ended October 31, 1995, excluding the non-recurring charges.

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


         LIQUIDITY AND CAPITAL RESOURCES

         General. During the eleven months ended September 30, 1997, the Company utilized $130,302,000 ($117,139,000 net of proceeds from asset sales and other miscellaneous transactions) in investing activities as follows:
$93,586,000 for the acquisition of the U.K. Operations (Omnicare and Allied); $32,189,000 for the purchase of 49% of HMI and HMI's senior debt and related advances; $2,694,000 for capital expenditures and $1,833,000 for acquisitions payable. In addition, the Company utilized $2,653,000 for operating activities. Substantially all of the financing for the operating and investing activities was provided by net borrowings under the Company's Credit Facility of $73,864,000, the equity investment by HPII and Hyperion TW Fund L.P. (the "Fund") aggregating $50,650,000 and proceeds of $12,100,000 from the sale of Radamerica.

         During fiscal 1996, the Company experienced cash outflows from operations of $6,594,000, principally as a result of an increase in accounts receivable of $5,032,000 (net of increases in allowance for doubtful accounts and receivables acquired in purchase transactions) and payments for debt discounts and issuance costs. The Company utilized $13,903,000 in investing activities, consisting of $11,078,000 for payments on acquisitions payable, $1,785,000 for acquisitions (primarily the acquisition of Health Meds), net of cash acquired, and $1,040,000 for capital expenditures. During fiscal 1995, the Company experienced cash outflows from operations of $1,869,000, primarily as a result of an increase in accounts receivable of $6,258,000 (net of increases in allowance for doubtful accounts and receivables acquired in purchase transactions). The Company utilized $10,391,000 in investing activities, consisting of $5,957,000 for payments on acquisitions payable, $3,529,000 for acquisitions, net of cash acquired, and $1,066,000 for capital expenditures, offset by $161,000 of payments received on notes receivable-related parties. Cash requirements during the year ended October 31, 1996 for operating and investing activities were met through borrowings under the Company's former credit agreement with Banque Paribas, as agent (the "Paribas Credit Agreement"), the Credit Facility and the $10,000,000 Subordinated Loan from HPII, as well as with proceeds from the issuance of 4,400,000 units to HPII. Additional cash requirements in the 1995 fiscal year were met through borrowings under the Paribas Credit Agreement.

         The Company believes it has adequate capital resources to conduct its operations for the next twelve months. Further expansion of the Company's business (particularly through acquisitions) may require the Company to incur additional debt or offer additional equity securities if cash generated from operations, cash on hand and amounts available under the Credit Facility are inadequate or not available to meet its needs. There can be no assurance that any such additional debt or equity will be available to the Company, or if available, will be on terms acceptable to the Company. In addition, covenants contained in the Credit Facility restrict the Company from entering into transactions not in the ordinary course of business, including making acquisitions and issuing capital stock, without consent.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 1997 and October 31, 1996, $31,475,000 (15.6%) and $24,414,000 (26.9%), respectively, of the Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally required substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable increased by $7,061,000 from October 31, 1996 to September 30, 1997 primarily due to the inclusion of Transworld U.K. ($10,376,000).

         During fiscal 1996 and the eleven month period ended September 30, 1997, the Company experienced a significant increase in accounts receivable at its DermaQuest operation whose main product lines include wound care and orthotic products. Medicare, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable and corresponding negative impact on cash flow. The Company conducted an extensive review of the DermaQuest receivables in connection with the decision to discontinue these product lines in the continental U.S. and, as a result, established additional reserves of $6,060,000 based on the potential inability to secure required documentation in a timely manner for reimbursement as a result of no longer being in these business lines. In establishing the net realizable value of its accounts receivable for DermaQuest, the Company has relied on its historical and anticipated payment experience. The Company believes that based on current regulations, its billing and related documentation practices, and its extensive review, the DermaQuest accounts receivable reflect the net realizable value of these receivables.

         Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. For the Eleven Month Period and for each of the years ended October 31, 1996 and 1995, the Company's average DSOs were 80, 109 and 97, respectively. The decrease in DSO's was primarily due to the inclusion of the U.K. Operations which tend to have DSO's generally less than those in the U.S. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSOs.

         Credit Facility. The Company has a $100,000,000 senior secured revolving credit facility with a group of commercial banks. Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At July 31, 1997, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA) caused by the recording of the special charges ($34,433,000) and additional bad debt expense ($3,323,000) related to the business realignment. On September 15, 1997, the Credit Facility was amended to accommodate these charges, bringing the Company in to compliance with the Credit Facility. Excluding these charges, the Company would have been in compliance with all financial covenants contained in the Credit Facility at July 31, 1997. On November 13, 1997, the Company amended the Credit Facility to adjust certain covenants for 1997 and for fiscal periods beginning October 1, 1997. As a result the Credit Facility, as amended, did not contain tests for key financial covenants as of September 30, 1997. At September 30, 1997, the Company was in compliance with all other covenants contained in the Credit Facility, as amended. The Company was also in compliance with key financial covenants as of October 31, 1997.

         Unused portions of the revolving loans may be borrowed and reborrowed subject to the approval of the required lenders and other applicable provisions of the Credit Facility, as amended. The loans mature on July 31, 2001 with reductions in availability of funds commencing on July 31, 1998 through maturity. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of September 30, 1997 and December 12, 1997, Eurodollar Rate borrowings bore interest at a rate of 7.66% and 7.69% to 7.97% per annum, respectively. As of December 12, 1997, the Company had outstanding borrowings of $71,355,000 under the Credit Facility. The unused portion of the Credit Facility was $28,645,000 as of December 12, 1997.

         The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries.

         In connection with the consummation of the merger with HMI and the subsequent disposition to Counsel hereinafter described, the Company also entered into an amendment to the Credit Agreement with its senior lenders which amendment provides for, among other things, the lenders consenting to the merger with

HMI and the sale to Counsel on the terms contained in the amendment, and that additional loans to the Company will require the approval of the required lenders in accordance with the terms of the amendment; provided, however, that under certain circumstances contained in the amendment, the lenders and the Company shall endeavor in good faith to eliminate the approval requirement on and after January 1, 1998 with respect to up to $3,000,000 of additional working capital loans. The amendment to the Company's Credit Facility also provides that the Company shall repay the lenders an additional $10,000,000 from the HMI Asset Sale on the following dates (less any amounts voluntarily prepaid through such dates): (i) $8,500,000 on December 31, 1997; (ii) $500,000 on February 28, 1998; and (iii) $1,000,000 on June 30, 1998.

         The Company also amended the Credit Facility during the eleven months ended September 30, 1997 to accommodate the sale of the Additional Shares and the AP Shares (each as defined herein), certain working capital advanced to HMI and the purchase of Omnicare and Allied.

         On July 31, 1997, the Company used the $12,100,000 of proceeds it received from the disposition of Radamerica to reduce outstanding borrowings under the Credit Facility.

         Hyperion Partners Transactions. On January 8, 1997, the Company entered into a stock purchase agreement with HPII, a principal stockholder of the Company, pursuant to which HPII agreed, subject to the conditions stated therein, to purchase 898,877 shares of Common Stock at a purchase price of $11.125 per share for an aggregate purchase price of $10,000,000 (the "Additional Shares"). The closing of the sale of the Additional Shares occurred on April 21, 1997. The Additional Shares are covered by a registration rights agreement (the "Registration Agreement"). The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registration.

         Effective March 26, 1997, the Company entered into a stock purchase agreement with the Fund, an affiliate of HPII, pursuant to which the purchaser agreed, subject to the conditions stated therein, to purchase 4,116,456 shares of the Company's Common Stock (the "March Shares") at a purchase price of $9.875 per share for an aggregate purchase price of $40,650,000. The closing of the sale of the March Shares occurred on April 21, 1997. At the closing, the Company and the Fund entered into a registration rights agreement containing substantially the same terms and conditions as those contained in the existing Registration Agreement with HPII.

         On January 10, 1996, HPII loaned to the Company the sum of $10,000,000 (the "Subordinated Loan"). The Subordinated Loan bore interest at the rate of 20% per annum through May 29, 1996 and 12% thereafter and was repaid on July 31, 1996 with proceeds from the second closing of the sale of the units to HPII under the HPII Purchase Agreement (as defined herein).

         Acquisition of HMI/Sale to Counsel. On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the previously announced merger with HMI. Under the terms of the Merger Agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the HMI Asset Sale to Counsel for $40,000,000 at which time substantially all of the businesses and operations of HMI were sold to Counsel. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. Of the $30,000,000 proceeds received, $15,000,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel.

         Pursuant to the HMI Asset Sale, Counsel will not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Legal Proceedings" with respect to certain legal proceedings concerning HMI), have been considered in determining the net realizable value of the HMI investment at September 30, 1997.

         HMI and its subsidiaries (collectively, the "Sellers") and Stadtlander also entered into a transitional service agreement pursuant to which the Sellers will provide certain facilities and facilities services to Stadtlander on a transitional basis, and Stadtlander will act as collection agent for Sellers with respect to the accounts receivable. Stadtlander will retain collections of accounts receivable in excess of a specified amount as a collection fee.

         The Company has also agreed to guaranty the Sellers' obligations to Counsel and Stadtlander in connection with the above transactions.

         Public Warrants. In connection with its initial public offering, the Company issued warrants to purchase 1,600,000 shares of Common Stock. The warrants were exercisable at $6.294 per share and expired on December 8, 1997. During 1994, the Company repurchased 500,000 of the public warrants, 250,000 for $1.25 per warrant and 250,000 at $1.3125 per warrant in open market purchases. Prior to their expiration, 966,863 warrants were exercised for an aggregate of $6,085,000, substantially all of which was received after September 30, 1997.

         Radamerica Price Support Payment. On July 31, 1997 the Company sold Radamerica for $13,304,000 of which $12,100,000 and $1,202,000 was received on July 31, 1997 and November 10, 1997, respectively. In connection with the disposition of Radamerica, the Company settled the Radamerica price support payment provided under the acquisition agreement with the owners of Radamerica with the issuance of 321,276 shares of Common Stock on August 4, 1997.

         Year 2000. The Company is currently determining the impact of adapting its computer systems to handle the year 2000 date value, the cost of which cannot be reasonably determined at this time.

         Litigation. See "Legal Proceedings" with respect to certain legal proceedings concerning the Company and HMI.

         IMPACT OF RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. SFAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. SFAS No. 128 requires the restatement of EPS data for all prior periods. The Company has not yet determined the impact that this statement will have on its EPS amounts when adopted.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement, that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and therefore, will not have any effect on the financial position or results of operations of the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company is in the process of evaluating its implementation, which is anticipated for fiscal 1999.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments by moving to the management approach to segment reporting. In addition, SFAS No. 131 has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. As with SFAS No. 130, SFAS No. 131 addresses disclosure issues and therefore will not have an effect on the Company's financial position or results of operations. SFAS No. 131 is effective for periods beginning after December 15, 1997.

         INFLATION

         Inflation has not had a significant impact on the Company's operations to date.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and required financial statements schedule of the Company are located beginning on page F-i of this Transition Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the Company's directors and officers:

NAME                     AGE  POSITIONS WITH THE COMPANY

Timothy M. Aitken........53   Chairman of the Board and Chief Executive
                                   Officer
Robert W. Fine*..........62   President, Chief Operating Officer and Director
Sarah L. Eames...........39   Executive Vice President, Business Development
                                   and Marketing
Wayne A. Palladino.......39   Senior Vice President and Chief Financial
                                   Officer
Gregory E. Marsella......34   Vice President, General Counsel and Secretary
Kevin M. Buhrman.........46   Vice President
Lewis S. Ranieri.........50   Director
Scott A. Shay............40   Director


-------------------

* See Mr. Fine's biography below concerning his intention to resign from the Company.

         Certain biographical information regarding each director and officer of the Company is set forth below:

         Timothy M. Aitken has served as Chairman of the Board and Chief Executive Officer of the Company since January 15, 1997. Prior to joining the Company, Mr. Aitken served as an independent consultant to the health care industry from November 1995 until January 1997. From June 1995 until November 1995, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California based home health care company. Since September 1995, he has also served as chairman of the board of Omnicare plc, a publicly listed company in the U.K. From 1990 until June 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a California based home health care company.

         Robert W. Fine has been a Director of the Company since July 1988. Mr. Fine has served as Chief Operating Officer of the Company since June 1993, President of the Company since August 1995 and Acting Chief Executive Officer of the Company from May 1996 to January 1997. From June 1993 until August 1995, he also served as a Vice President of the Company. From November 1990 until June 1993, Mr. Fine was the president of the domestic operations of Fortress Company, a manufacturer of wheelchairs and related equipment. Mr. Fine has indicated his intention to resign as the President, Chief Operating Officer and a Director of the Company upon finalization of severance arrangements with the Company. Subject to final documentation, it is also anticipated that Mr. Fine will provide certain consulting services to the Company until approximately June 1998.

         Sarah L. Eames has served as Executive Vice President, Business Development and Marketing of the Company since June 1997. Prior to joining the Company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 until November 1995, Ms. Eames served as Vice President, Marketing for Apria Healthcare Group, Inc. From 1980 until June

1995 Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor company of Apria Healthcare Group, Inc.

         Wayne A. Palladino has been a Vice President and Chief Financial Officer of the Company since February 1991 and Senior Vice President of the Company since September 1996. From September 1989 until joining the Company, he served as the vice president-finance and chief financial officer of ESC Electronics Corp., an electronics manufacturer. From December 1985 until January 1991, he was a principal in Pennwood Capital Corporation, a private investment concern. From January 1984 through December 1985, Mr. Palladino was a senior associate in the business development unit of W.R. Grace & Co., Inc.

         Gregory E. Marsella, has served as Vice President, General Counsel and Secretary of the Company since July 1997. Prior to joining the Company, Mr. Marsella served as corporate counsel for Apria Healthcare Group, Inc. From June 1990 to June 1995, Mr. Marsella served as General Counsel for Abbey Medical, Inc., a predecessor company of Apria Healthcare Group, Inc.

         Kevin M. Buhrman has been a Vice President of the Company since June 1992. Since June 1992, Mr. Buhrman has been the principal officer in charge of Transworld Home HealthCare ---- Nursing Division, Inc. ("TNI"), which is the Company's U.S. nursing and para-professional operation. From February 1990 to June 1992, Mr. Buhrman was executive vice president of TNI. From February 1988 to 1990, Mr. Buhrman was the corporate administrator of TNI's New Jersey offices. From 1970 through 1988, he managed the Respiratory Care Department of Riverview Medical Center in Red Bank, New Jersey.

         Lewis S. Ranieri has been a Director of the Company since May 1997. Since 1988 he has been the chairman of Bank United Corp. He was also the president, chief executive of Bank United Corp. and the chairman of Bank United, the subsidiary of Bank United Corp., from 1988 until July 15, 1996. Mr. Ranieri is also the chairman and president of Ranieri & Co., Inc., positions he has held since founding Ranieri & Co., Inc., in 1988. Mr. Ranieri is a founder of Hyperion Partners L.P. and of Hyperion Partners II L.P. He is also chairman of Hyperion Capital Management, Inc., a registered investment advisor and The Hyperion Total Return Fund, Inc. He is director of the Hyperion 1999 Term Trust, Inc., The Hyperion 1997 Term Trust, Inc., The Hyperion 2002 Term Trust, Inc. and Hyperion 2005 Investment Grade Opportunity Trust, Inc. Mr. Ranieri is also chairman and president of various other indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. He is also chairman of the board and a director of American Marine Holdings, Inc. Mr. Ranieri is also a director of Delphi Financial Group, Inc. Mr. Ranieri is a former vice chairman of Salomon Brothers Inc. where he was employed from 1968 to 1987, and was one of the principal developers of the secondary mortgage market. He is a member of the National Association of Home Builders Mortgage Roundtable.

         Scott A. Shay has been a director of the Company since January 1996 and served as Acting Chairman of the Board of the Company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc. since its formation in 1988. Mr. Shay is currently a director of Bank United Corp., Bank Hapoalim B.M., in Tel Aviv, Israel and Hyperion Capital Management, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. Mr. Shay is also a director of the general partner of Cardholder Management Services, L.P., one of the largest credit card servicers in the United States. Prior to joining Ranieri & Co. Inc., Mr Shay was a director of Salomon Brothers Inc. where he was employed from 1980 to 1988.

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

         Other than Timothy M. Aitken and Sarah L. Eames none of the Company's executive officers have employment agreements or letters with the Company. See "Executive Compensation -- Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

         In May 1996, Joseph J. Raymond resigned as Chief Executive Officer of the Company. In order to facilitate an orderly transition of responsibilities, Mr. Raymond remained as Chairman of the Board until August 15, 1996. Effective with Mr. Raymond's resignation, Mr. Fine assumed the additional role of Acting Chief Executive Officer and in September 1996, Mr. Shay became Acting Chairman. Messrs. Fine and Shay relinquished such additional duties effective January 15, 1997, when Mr. Aitken joined the Company. See "Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

         Mr. Yoken resigned as a Director effective December 19, 1997.

         The Company is seeking to fill the vacancies on the Board of Directors created by the resignation of Mr. Yoken and the expected resignation of Mr. Fine.

         Pursuant to a shareholders' agreement, dated as of August 5, 1994, by and among the Company, Paribas Principal, Inc., an affiliate of Banque Paribas, the Company's former principal senior lender ("Paribas Principal") and Mr. Raymond, upon the request of Paribas Principal, the Company and Mr. Raymond have agreed to use their best efforts to cause a representative of Paribas Principal to be elected to the Board of Directors. The Company has also entered into a registration rights agreement with Paribas Principal. Such registration rights agreement precludes the Company from granting further registration rights with respect to its Common Stock without the consent of Paribas Principal.


         BOARD COMMITTEES

         The Company's Board of Directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

         Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management; (iii) considering the adequacy of the internal accounting and control procedures of the Company; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Shay and Yoken constituted the Audit Committee from May 28, 1997 through the date of Mr. Yoken's resignation. The Company intends to reconstitute the Audit Committee upon filling the vacancies in the Board of Directors.

         Compensation Committee. The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee consisted of Messrs. Ranieri,

Shay and Yoken from May 28, 1997 through the date of Mr. Yoken's resignation. The Company intends to reconstitute the Compensation Committee upon filling the vacancies in the Board of Directors.


         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a
Section 16 report on a timely basis during the Eleven Month Period other than
(i) Robert W. Fine, the President and Chief Operating Officer of the Company, who filed a Form 4 late with respect to one transaction that occurred in March 1997, (ii) Sarah L. Eames, the Executive Vice President, Business Development and Marketing of the Company, who failed to timely file her Form 3, (iii) Wayne
A. Palladino, the Senior Vice President and Chief Financial Officer of the Company, who filed two Form 4s late with respect to eleven transactions that occurred in November 1996 and one transaction that occurred in August 1997, (vi) Kevin M. Buhrman, a Vice President of the Company, who filed two Form 4s late with respect to two transactions that occurred in October 1995 and February 1997, (v) Richard A. Yoken, a former Director of the Company, who filed a Form 4 late with respect to one transaction that occurred in March 1997, and
(vi) Michael P. Garippa, a former Vice President of the Company, who filed a Form 4 late with respect to one transaction that occurred in May 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the Eleven Month Period and the two fiscal years ended October 31, 1996.


                                                     SUMMARY COMPENSATION TABLE


                                                                                      LONG-TERM
                                                                                  COMPENSATION AWARDS
                                                                         ---------------------------------------
                                                         ANNUAL
                                                      COMPENSATION        RESTRICTED   SECURITIES
NAME AND                             FISCAL         -------------------      STOCK     UNDERLYING    ALL OTHER
PRINCIPAL POSITION                    YEAR          SALARY        BONUS      AWARDS      OPTIONS    COMPENSATION
------------------                   ------         ------        -----      ------      -------    ------------

Timothy M. Aitken(1)..........    Eleven Month
 Chairman of the Board               Period      $138,461       $    --       $--        500,000     $53,428.18(5)
 and Chief Executive                  1996             --            --        --             --          --
 Officer                              1995             --            --        --             --          --

Robert W. Fine(2)..............   Eleven Month
 President and                       Period      $194,615       $    --       $--         60,000     $    --
 Chief Operating Officer              1996        228,461            --        --             --          --
                                      1995        218,000            --        --         15,000          --

Wayne A. Palladino.............   Eleven Month
 Senior Vice President and           Period      $154,807       $    --       $--         45,000     $    --
 Chief Financial Officer              1996        181,731            --        --             --          --
                                      1995        174,134            --        --         15,000          --

H. Gene Berger(3)..............   Eleven Month
 Executive Vice President            Period      $167,596       $    --       $--             --     $    --
                                      1996        181,731            --        --             --          --
                                      1995        175,293            --        --         15,000          --

Michael P. Garippa(4)..........   Eleven Month
 Vice President                      Period      $140,632       $    --       $--             --     $    --
                                      1996        129,087        87,500        --         10,000          --
                                      1995        125,004        87,500        --             --          --


------------------------------------

(1) Mr. Aitken became Chief Executive Officer and Chairman of the Company effective January 1997.
(2) Mr. Fine served as Acting Chief Executive Officer from May 1996 until January 1997. Mr. Fine has indicated his intention to resign as President and Chief Operating Officer of the Company. See "Directors and Officers of the Registrant."
(3) Mr. Berger resigned as an Executive Vice President of the Company effective October 31, 1997.
(4) Mr. Garippa resigned as a Vice President of the Company effective June 27, 1997.
(5)     Reflects reimbursement for certain travel expenses.

         The following table sets forth certain information regarding individual options granted during the Eleven Month Period to each of the Named Officers pursuant to the Company's 1992 Stock Option Plan. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                                     OPTION GRANTS IN THE ELEVEN MONTH PERIOD


                                          PERCENTAGE OF                                     POTENTIAL REALIZABLE VALUE AT
                           SECURITIES     TOTAL OPTIONS                                        ASSUMED ANNUAL RATES OF
                           UNDERLYING       GRANTED TO                                       STOCK PRICE APPRECIATION FOR
                             OPTIONS       EMPLOYEES IN     EXERCISE PRICE    EXPIRATION            OPTION TERM(3)
          NAME               GRANTED       FISCAL YEAR        PER SHARE          DATE                   5% 10%
          ----              ---------     -------------      -----------        ------       ----------------------------
Timothy M. Aitken(1).....    500,000          56.0%             $7.25           1/15/07       1,001,521       2,213,099
Robert W. Fine(2)........     60,000           6.7%             $7.25           8/13/02         120,182         265,572
Wayne A. Palladino(2)....     45,000           5.0%             $7.25           8/13/02          90,137         199,179



-----------------------------

(1) One hundred thousand shares are exercisable immediately, with 133,333 shares exercisable in three equal installments commencing January 15, 1998 and then on the next two successive anniversaries thereof subject to the terms of Mr. Aitken's employment agreement.
(2) Exercisable in three equal installments commencing on August 13, 1998 and on the next two successive anniversaries thereof subject to the terms of the option agreement.
(3) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

               AGGREGATE OPTION EXERCISES DURING THE ELEVEN MONTH PERIOD
                    AND THE ELEVEN MONTH PERIOD END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING                VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                               SHARES                    AT THE ELEVEN MONTH PERIOD        AT THE ELEVEN MONTH
                              ACQUIRED        VALUE                 END                      PERIOD-END(1)
           NAME              ON EXERCISE     REALIZED    EXERCISABLE/UNEXERCISABLE -   EXERCISABLE/UNEXERCISABLE
           ----              -----------     ---------   -------------------------     -------------------------

Timothy M. Aitken..........      --            --             100,000/400,000              $231,250/$925,000
Robert W. Fine.............     18,045       $107,278         110,000/ 65,000              $535,125/$147,188
Wayne A. Palladino.........    114,987       $986,753               0/ 50,000                    $0/$112,500
H. Gene Berger.............      --            --              99,768/      0              $536,344/      $0
Michael P. Garippa.........     36,667       $204,837               0/      0                    $0/      $0


(1) Calculated on the basis of $9.5625 per share, the closing sale price of the Common Stock as reported on the NASDAQ/NM on September 30, 1997, minus the exercise price.


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

         In connection with Ms. Eames' employment with the Company, the Company has agreed that if Ms. Eames' employment is terminated (other than for cause) while Ms. Eames resides in California, she will be entitled to a severance payment equal to one year's salary (currently $175,000 per year). If her employment is thereafter terminated (other than for cause), she will be entitled to one year's salary plus relocation expenses to California.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consisted of Messrs. Ranieri, Shay and Yoken from May 28, 1997 through the date of Mr. Yoken's resignation. From November 1, 1996 until May 28, 1997, the
Compensation Committee consisted of Messrs. Shay and Yoken. Messrs. Ranieri and Shay among others, control the general partner of HPII and the Fund, each of which are principal shareholders of the Company, which principal shareholders engaged in certain transactions with the Company described under Item 13 of this Report under the heading "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders." See also "Directors and Officers of the Registrant -- Board Committees."


         STOCK OPTION PLANS

         1992 Stock Option Plan. In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The 1992 Option Plan is administered by the Compensation Committee of the Board of Directors. The number of shares of Common Stock available for issuance thereunder is 3,000,000 shares.

         Options granted under the 1992 Option Plan may be either incentive stock options ("Incentive Options"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify as Incentive Options ("Non-Qualified Options"). Under the 1992 Option Plan, the Compensation Committee may grant (i) Incentive Options at an exercise price per share which is not less than the fair market value of a share of Common Stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company) and (ii) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of Common Stock on the date on which such Non-Qualified Options are granted). The 1992 Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Under the 1992 Option Plan, if an optionee's employment is terminated, generally the unexercised Incentive Options must be exercised within three months after termination. However, if the termination is due to the optionee's death or permanent disability, the option must be exercised within one year of the termination of employment. If the optionee's employment is terminated for cause by the Company, or if the optionee voluntarily terminates his employment, his options will expire as of the termination date. Any option granted under the 1992 Option Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of Common Stock with a fair market value equal to the option price.

         Shares delivered under the 1992 Option Plan will be available from authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company. Shares of Common Stock that are subject to options under the 1992 Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 1992 Option Plan.

         On August 13, 1997, the Company granted options to purchase shares of Common Stock at $7.25 per share under the 1992 Option Plan as follows: (i) 60,000 to Mr. Fine; (ii) 60,000 to Ms. Eames; (iii) 45,000 to Mr. Palladino;
(iv) 48,000 to Mr. Marsella; and (v) 6,000 to Mr. Buhrman.

         Effective January 15, 1997, the Company granted Mr. Aitken options under the 1992 Option Plan to purchase 500,000 shares of Common Stock at an exercise price of $11.375 per share. Such options were repriced on August 13, 1997 to an exercise price of $7.25 per share.

         1997 Non-Employee Director Plan. In May 1997, the Company adopted the Company's 1997 Option Plan for Non-Employee Directors (the "Director Plan") pursuant to which 100,000 shares of Common Stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. The purpose of the Director Plan is to encourage ownership of Common Stock by non-employee directors of the Company whose continued services are considered essential to the Company's future progress and to provide them with a further incentive to remain as directors of the Company. The Director Plan is administered by the Board of Directors. Directors of the Company who are not employees of the Company or any subsidiary or affiliate of the Company are eligible to participate in the Director Plan. The term of the Director Plan is ten years from the date of approval by the stockholders; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The Board of Directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

         Under the Director Plan, the Board of Directors may from time to time in its discretion determine which of the eligible directors should receive options, the number of shares subject to such options and the dates on which such options are to be granted. Each such option is immediately exercisable for a period of ten years from the date of grant generally, but may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. Options granted under the Director Plan are not transferable by the optionee other than by will, laws of descent and distribution, or as required by law.

         Common Stock may be purchased from the Company upon the exercise of an option by payment in cash or cash equivalent, through the delivery of shares of Common Stock having a fair market value equal to the cash exercise price of the option or any combination of the above, subject to the discretion of the Board of Directors.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of December 12, 1997, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended (the "Securities Act"), except as otherwise indicated in the table; and (iv) all directors and executive officers of the Company as a group (8 persons).


                                      Numbers of Shares
                                        Beneficially           Percentage
                  NAME                      Owned          Beneficially Owned
                  ----                -----------------    ------------------
Timothy M. Aitken(1)..................         233,333              1.4%
Robert W. Fine(2).....................         158,388                *
Wayne A. Palladino....................          89,190                *
Lewis Ranieri(3)......................      12,415,333             64.4%
Scott A. Shay(3)......................      12,415,333             64.4%
Hyperion Partners II L.P.(4)..........      12,415,333             64.4%
Hyperion TW Fund L.P.(5)..............      12,415,333             64.4%
All executive officers and directors
   as a group (8 persons)(3)(6).......      13,000,517             66.0%

------------------------------------

*          Less than one percent.

           The above table does not include any shares of Common Stock which may be beneficially owned by Messrs. Garippa and Berger, each of whom previously resigned from the Company. See "Executive Compensation--Summary Compensation Table."

(1) Includes 233,333 shares subject to options exercisable within 60 days from December 12, 1997.

(2) Includes 115,000 shares subject to options exercisable within 60 days from December 12, 1997. Mr. Fine has indicated his intention to resign as a Director, President and Chief Operating Officer of the Company. See "Officers and Directors of the Registrant."

(3) Includes 5,298,877 shares of Common Stock and 3,000,000 shares of Common Stock underlying the warrants (the "Warrants") acquired pursuant to the HPII Purchase Agreement (as defined herein) which HPII has purchased and 4,116,456 shares of Common Stock which the Fund (each of which are affiliates of Messrs. Ranieri and Shay) has purchased and as to which Messrs. Ranieri and Shay disclaim beneficial ownership. Excludes any shares of Common Stock included in the Payable Shares. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."

(4) Includes 4,116,456 shares of Common Stock which the Fund (an affiliate of HPII) has purchased and as to which HPII disclaims beneficial ownership and 3,000,000 shares subject to Warrants exercisable within 60 days from December 12, 1997. The address of HPII is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. Excludes any shares of Common Stock included in the Payable Shares. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."

(5) Includes 5,298,877 shares of Common Stock and 3,000,000 shares subject to the Warrants which HPII (an affiliate of the Fund) has purchased and as to which the Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(6) Includes all shares held by Messrs. Aitken, Fine, Palladino, Ranieri and Shay and three other executive officers, and those shares subject to options held by such individuals exercisable within 60 days from December 12, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         TRANSACTIONS WITH PRINCIPAL SHAREHOLDERS

         Under a unit purchase agreement dated November 20, 1995, as amended (the "HPII Purchase Agreement") pursuant to which HPII acquired its initial equity interest in the Company, until July 31, 2001, HPII has the right to designate to the Board of Directors of the Company the greater of three directors and 40% of the number of Directors constituting the entire Board of Directors. Messrs. Ranieri and Shay are the HPII designees presently serving on the Board of Directors.

         The HPII Purchase Agreement also provides that for a period of five
(5) years commencing on May 30, 1996, all shares of Common Stock held by HPII will be voted by HPII on any matter submitted to the shareholders in the same proportion as the votes cast by the other holders of Common Stock. Notwithstanding the foregoing, HPII retains its right to vote its shares of Common Stock in any manner it chooses with respect to the following specified matters: (i) the election to the Board of Directors of HPII's designees; (ii) amendments to the Company's By-Laws or Certificate of Incorporation; (iii) mergers and the sale, lease or exchange of the

Company's assets; (iv) the authorization or issuance of Company securities; (v) a reclassification of securities or reorganization of the Company; (vi) the liquidation or dissolution of the Company; and (vii) any affiliated party transaction. The HPII Purchase Agreement provides that the requirement that HPII votes its shares in proportion with all other shareholders shall terminate in the event that the aggregate number of shares of Common Stock owned by Messrs. Raymond, Fine, Palladino and Berger shall be less than 415,000 shares or on the date when any person or group unaffiliated with HPII becomes the beneficial owner of 25% or more of the then-outstanding shares of the Company's capital stock.

         Messrs. Fine and Palladino have agreed in their individual capacities to take all steps necessary, including voting their shares for the election of HPII's designees to the Board of Directors, and to utilize their best efforts, to secure the election by the Company's shareholders of HPII's designees to the Board of Directors. The Company has also agreed to such provisions (other than the voting of shares).

         The HPII Purchase Agreement further provides that commencing July 31, 1996, all actions to be taken by the Board of Directors will require the affirmative vote of a majority of the directors present at a duly constituted meeting (which is the status currently), except that it shall require the affirmative vote of 66-2/3% of the entire Board of Directors to authorize any action taken with respect to a proposed acquisition, whether by purchase of stock or assets, of another company and any action to increase above seven (7) the number of directors constituting the entire Board of Directors, except in connection with the appointment of the Paribas Principal designee. See "Directors and Officers of the Registrant."

         HPII purchased the HMI Payables aggregating approximately $18,300,000 at various discounts. On March 26, 1997, the Company entered into the AP Stock Purchase Agreement, as amended, pursuant to which HPII and the Company agreed, subject to the conditions stated in the AP Stock Purchase Agreement, that the Company would issue such number of shares of Common Stock (the "Payable Shares") equal to the Agreed Value (as defined herein) divided by the Agreed Price (as defined herein) in consideration of the assignment by HPII to the Company of the HMI Payables. For the purposes of the AP Stock Purchase Agreement, (A) "Agreed Value" means the sum of the following amounts: (i) $4,000,000, plus (ii) 10% of the first $20,000,000 of Net Recovery, plus (iii) 30% of the next $10,000,000 of Net Recovery, plus (iv) 50% of any amount of Net Recovery in excess of $30,000,000; (B) "Net Recovery" means the amount realized or recovered by the Company on or after September 1, 1997 on or in respect of
(i) any indebtedness owed by HMI and/or its subsidiaries to the Company; (ii) any investment made by the Company in HMI and/or its subsidiaries; and (iii) the HMI Payables (including, without limitation, by reason of any claims against third parties relating to the purchase of any of the foregoing), net of
(x) the merger consideration paid by the Company to acquire HMI and (y) all reasonable out-of-pocket costs and expenses incurred by the Company in connection with such realization or recovery. Net Recovery does not include any tax benefit to the Company from the net loss on its equity and debt investments in HMI; and (C) "Agreed Price" means the lesser of $7 5/8 and the closing price of the Common Stock of the Company on the last trading day prior to the closing of the AP Stock Purchase Agreement. Closing of the transaction is subject to, among other things, approval of the Company's shareholders. The shares of Common Stock issued pursuant to this agreement are also covered by the Registration Agreement.

         On January 8, 1997, the Company entered into a stock purchase agreement with HPII pursuant to which HPII agreed, subject to the conditions stated therein, to purchase the Additional Shares for an aggregate purchase price of $10,000,000. The closing of the sale of the Additional Shares occurred on April 21, 1997. The Additional Shares are also covered by the Registration Agreement. See "Management" Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Effective March 26, 1997, the Company entered into a stock purchase agreement with the Fund, an affiliate of HPII, pursuant to which the purchaser agreed, subject to the conditions stated therein, to purchase the March Shares for an aggregate purchase price of $40,650,000. The closing of the sale of the March Shares occurred on April 21, 1997. At the closing, the Company and the Fund entered into a registration rights agreement containing substantially the same terms and conditions as those contained in the existing Registration Agreement with HPII. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


         TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         On December 14, 1992, Mr. Fine and a former principal shareholder of the Company, each sold 6,666 shares of Common Stock at a price of $5.00 per share to each of Messrs. Palladino and Buhrman, respectively. On such date, the Company loaned Messrs. Palladino and Buhrman the funds necessary to consummate such purchases. These loans bear interest at the prime rate of the Company's principal lender plus 1% per annum, are secured by a pledge of the purchased stock, but are otherwise non-recourse to such purchasers. Interest only is payable on these loans, until April 30, 1998, when the entire principal balance and all accrued interest shall be due and payable.

         Messrs. Fine and Palladino among others, (collectively, the "Restricted Transferees") have entered into a stock restriction agreement (the "Restriction Agreement"), pursuant to which they have agreed to limit the transferability of their shares of Common Stock as well as other "Common Equivalents" to the extent described therein. Unless otherwise consented to in writing by HPII, none of the Restricted Transferees may transfer any of his shares of Common Stock or other Common Equivalents owned by him if, at the time of such transfer or after giving effect thereto, the Restricted Transferee's "Shareholder Percentage" would be less than the lesser of 0.75 and the "HPII Percentage." For purposes of the Restriction Agreement, the term "Shareholder Percentage" means a fraction, the denominator of which is the number of Common Equivalents that such shareholder and his related persons owned or had the right to acquire on the date of the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by such Restricted Transferee; and the term "HPII Percentage" means a fraction, the denominator of which is the number of Common Equivalents purchased by HPII or which HPII has the right to purchase pursuant to the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by HPII. The effect of the Restriction Agreement, in general, is to limit a Restricted Transferee's ability to sell his shares of Common Stock to the extent that his shareholdings would be less than 75% of his current holdings or, if less, the HPII Percentage.

         Certain directors and executive officers of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation -- Stock Option Plans."

         During the Eleven Month Period, the Company paid to an affiliate of Mr. Aitken, the sum of $96,000 for consulting services rendered in connection with potential financing opportunities.

         Effective June 24, 1997, the Company acquired Omnicare for $2.79 for each issued and to be issued share of Omnicare. Mr. Aitken, Chairman and Chief Executive Officer of the Company, is the Non Executive Chairman of Omnicare and held options to acquire 75,000 and 25,000 ordinary shares of Omnicare at $1.30 and $2.19 per ordinary share, respectively. Mr. Aitken did not participate in any actions by the Board of Directors with respect to Omnicare.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements


                                    FINANCIAL STATEMENTS INDEX             Page
                                                                           ----

Report of Independent Accountants                                           F-1

Consolidated Balance Sheets -- September 30, 1997 and October 31, 1996      F-2

Consolidated Statements of Operations -- For the Eleven Months Ended
September 30, 1997 and Years Ended October 31, 1996 and 1995                F-3

Consolidated Statements of Changes in Stockholders' Equity -- For the Eleven
Months Ended September 30, 1997 and Years Ended October 31, 1996 and
1995                                                                        F-4

Consolidated Statements of Cash Flows -- For the Eleven Months Ended
September 30, 1997 and Years Ended October 31, 1996 and 1995                F-5

Notes to Consolidated Financial Statements                                  F-7

Quarterly Financial Information (Unaudited)                                 F-40


(a)(2) Financial Statements Schedule Index

       Schedule VIII -- Valuation and Qualifying Accounts                    S-1

         Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

         (b)      Reports on Form 8-K

                  The Company filed on August 8, 1997 a Current Report on Form 8-K dated July 31, 1997 concerning an Item 2 event.

                  The Company filed on August 11, 1997 a Current Report on Form 8-K dated August 1, 1997 concerning an Item 5 event.

                  The Company filed on August 18, 1997 a Current Report on Form 8-K dated August 14, 1997 concerning an Item 5 event.

                  Exhibits

         (c) The exhibits listed in the Index to Exhibits below are filed as part of this Transition Report on Form 10-K.

 Exhibit
 Number                                      Title
 -------                                     ------

 3.1 Restated Certificate of Incorporation of the Company filed on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

 3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

 3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

 3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

 3.5 Restated By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

 4.1 Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement (No. 33-50876) on Form S-1).

 10.1 Shareholders Agreement, dated as of August 5, 1994, by and among the Company, Joseph J. Raymond and Paribas Principal (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

 10.2 Registration Rights Agreement, dated as of August 5, 1994, by and among the Company and Paribas Principal (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

 10.3 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

 10.4    Agreement, dated June 5, 1992, among Kinder Investments L.P.,
         Richard Elkin, Joseph J. Raymond, Elliott H. Vernon and United States Home Health Care Corp. regarding Buy-Out and Registration Rights, as amended (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement (No. 33-50876) on Form S-1).

 10.5 Amended and Restated Management Agreement, dated as of November 1, 1994, between MK, RespiFlow, DermaQuest and E/L Associates (incorporated herein by

Exhibit
Number                                      Title
-------                                     ------

         reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

10.6 Amendment to Amended and Restated Management Agreement, dated as of November 1, 1995, between the Company and E/L Associates (incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.7 Form of Indemnification Agreement with the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

10.8 Amendment Agreement, effective as of May 5, 1995, to the Stock Purchase Agreement, dated as of April 1, 1995, as amended, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.9 Amended and Restated Asset Purchase Agreement, dated as of March 1, 1995, among DermaQuest, Precision, and Les Capella (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

10.10 Asset Purchase Agreement between PromptCare and DVLC effective as of January 1, 1995 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on or about February 15,
         1995).

10.11 DermaQuest Amendment Agreement, dated as of March 1, 1995, among the Company, Edward Mashek, Walter Kraemer, Lorraine Andrews and E/L Associates (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995).

10.12 Asset Purchase Agreement, dated as of May 28, 1993, among TNI, Complete Health Care Services, Inc. and others (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993).

10.13 Exchange Offer and Confidential Investment Summary, dated August 23, 1993, (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 30, 1993).

10.14 Stock Purchase Agreement, dated as of April 1, 1994, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 3, 1994).

Exhibit
Number                                      Title
-------                                     ------

10.15 Amendment, dated July 29, 1994, to the Stock Purchase Agreement among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 5, 1994).

10.16 Amendment among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews, dated November 28, 1994, to the Stock Purchase Agreement, as amended (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to the Company's Current Report on Form 8-K, originally filed on May 3, 1994).

10.17 Stock Purchase Agreement, dated as of November 1, 1994, by and among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 28, 1994).

10.18 DermaQuest Amendment Agreement, dated as of November 1, 1995, which amended a Stock Purchase Agreement, dated as of November 1, 1994, among the Company and Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.19 Unit Purchase Agreement, dated as of November 20, 1995, as amended, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.20 Subordinated Note Purchase Agreement, dated as of January 10, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.21 Amendment dated February 16, 1996 to Subordinated Note Purchase Agreement between the Company and HPII (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.22 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as amended on February 16, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.23 Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 31, 1996).

Exhibit
Number                                      Title
-------                                     ------


10.24 Pledge Agreement dated as of July 31, 1996 in favor of Bankers Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.25 Security Agreement among the Company, Various Subsidiaries and Bankers Trust Company, as Collateral Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.26 Subsidiaries Guaranty dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.27 First Amendment to Credit Agreement and to Pledge Agreement, dated as of November 13, 1996, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22,
        1996).

10.28 Second Amendment to Credit Agreement, dated as of January 13, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.29 Third Amendment to Credit Agreement, dated as of April 17, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

10.30 Fourth Amendment to Credit Agreement, dated as of May 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997).

10.31 Fifth Amendment to Credit Agreement, dated as of June 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997).

10.32* Sixth Amendment to Credit Agreement, dated as of September 15, 1997 between the Company and Bankers Trust Company.

10.33 Seventh Amendment to Credit Agreement, dated as of October 1, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 10, 1997).

Exhibit
Number                                      Title
-------                                     ------


10.34* Eighth Amendment to Credit Agreement, dated as of November 12, 1997 between the Company and Bankers Trust Company.

10.35 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation (incorporated herein by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.36 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.37 Purchase and Sale Agreement, dated as of November 12, 1996, between the Company and European American Bank (incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott
        A. Shay on or about November 22, 1996).

10.38 Purchase and Sale Agreement, dated of November 12, 1996, between the Company and the Chase Manhattan Bank (incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott
        A. Shay on or about November 22, 1996).

10.39 Agreement, dated as of November 13, 1996, between the Company, HMI, Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc. and HMI Maryland, Inc. (incorporated herein by reference to Exhibit 8 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.40 Subsidiary Assumption Agreement, dated as of November 13, 1996, among Transworld Acquisition Corp., IMH Acquisition Corp. and Bankers Trust Company, as Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.41 Agreement and Plan of Merger, dated as of November 13, 1996, among the Company, IMH Acquisition Corp. and HMI (incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.42 Stock Purchase Agreement, dated as of November 13, 1996, between HMI and the Company (incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

Exhibit
Number                                      Title
-------                                     ------


10.43 Asset Purchase Agreement, dated as of October 14, 1996, between RespiFlow, Health Meds, O.W. Edwards and Rick Hedrick (incorporated herein by reference to Exhibit A to the Company's Current Report on Form 8-K dated October 28, 1996).

10.44 Asset Purchase Agreement, dated as of October 31, 1996, between Transworld Acquisition Corp., the Company, USNJ and U.S. HomeCare Corporation (incorporated herein by reference to Exhibit B to the Company's Current Report on Form 8-K dated October 28, 1996).

10.45 DermaQuest Amendment Agreement, dated as of February 1, 1996, among the Company, DermaQuest, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996).

10.46 Stock Purchase Agreement, dated January 8, 1997, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.47 Employment Agreement, dated as of January 13, 1997, between the Company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.48 Letter Agreement amending Merger Agreement, dated January 13, 1997, between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.49 Letter Agreement dated March 26, 1997, amending the Merger Agreement between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 27,
         1997).

10.50 Stock Purchase Agreement between the Company and HPII dated as of March 26, 1997 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.51 Stock Purchase Agreement between the Company and the Fund dated as of March 26, 1997 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.52 Recommended Cash Offer by Henry Cooke Corporate Finance Ltd. on behalf of Transworld Healthcare (U.K.) Limited, a subsidiary of the Company for Omnicare plc (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 dated as of July 2, 1997).

Exhibit
Number                                      Title
-------                                     ------

10.53* Letter Agreement dated July 7, 1997 amending the Merger Agreement between the Company and HMI.

10.54 Asset Purchase Agreement dated as of October 1, 1997 among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc., the Company, Stadtlander and Counsel (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.55 Amendment dated as of August 14, 1997 to Stock Purchase Agreement dated March 26, 1997 between HPII and the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.56 Stock Purchase Agreement between the Company, Parkway Ventures, Inc. and Radamerica, Inc. dated as of July 31, 1997 (incorporated herein by reference to Exhibit (c) to the Company's Current Report on Form 8-K dated July 31, 1997).

10.57 Agreement for Sale and Purchase of Allied Medicare Limited between Transworld Healthcare (U.K.) Limited and Vanessa Rosamunde Wynn Griffiths and David Wynn Griffiths dated July 1, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 3, 1997).

10.58 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its Annual Meeting held on May 28,
         1997).

10.59* Transition Agreement dated October 1, 1997, by and among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc. and Stadlander.

10.60* Letter Agreement dated June 12, 1997 amending the Merger Agreement between the Company and HMI.

11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Transition Report on Form 10-K).

21.1*    Subsidiaries of the Company.

23.1*    Consent of Coopers & Lybrand L.L.P., independent accountants of the
         Company.

27*      Financial Data Schedule

---------------------
*Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSWORLD HEALTHCARE, INC.


                                               By:   /s/ Timothy M. Aitken
                                                    -------------------------
                                                    Timothy M. Aitken
                                                    Chairman of the Board and
                                                     Chief Executive Officer
Date:  December 24, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                              Title                          Date
               ---------                              -----                          ----


/s/ Timothy M. Aitken             Chairman of the Board and Chief             December 24, 1997
-------------------------------   Executive Officer (Principal Executive
     Timothy M. Aitken            Officer)


/s/ Robert W. Fine
-------------------------------   President, Chief Operating Officer and      December 24, 1997
    Robert W. Fine                Director


/s/ Wayne A. Palladino            Senior Vice President and Chief Financial   December 24, 1997
-------------------------------   Officer (Principal Financial and
     Wayne A. Palladino           Accounting Officer)


/s/ Lewis S. Ranieri              Director                                    December 24, 1997
-------------------------------
     Lewis S. Ranieri


/s/ Scott A. Shay                 Director                                    December 24, 1997
-------------------------------
     Scott A. Shay



TRANSWORLD HEALTHCARE, INC.


Financial Statements Index                                   Page


Report of Independent Accountants                             F-1

Consolidated Balance Sheets - September 30, 1997
  and October 31, 1996                                        F-2

Consolidated Statements of Operations - For the
  Eleven Months Ended September 30, 1997 and
  Years Ended October 31, 1996 and 1995                       F-3

Consolidated Statements of Changes in
  Stockholders' Equity - For the Eleven Months
  Ended September 30, 1997 and Years Ended
  October 31, 1996 and 1995                                   F-4

Consolidated Statements of Cash Flows - For the
  Eleven Months Ended September 30, 1997 and
  Years Ended October 31, 1996 and 1995                       F-5

Notes to Consolidated Financial Statements                    F-7

Quarterly Financial Information (Unaudited)                  F-40



Financial Statements Schedule Index

Schedule VIII - Valuation and Qualifying Accounts             S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders of Transworld HealthCare, Inc.:

We have audited the consolidated financial statements and the financial statements schedule of Transworld HealthCare, Inc. (the "Company") as listed in the index on page F-(i) of this Form 10-K. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1997 and October 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the eleven months ended September 30, 1997 and for each of the two years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                     Coopers & Lybrand L.L.P.

New York, New York
November 24, 1997

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)


                                                    September 30,   October 31,
                                                        1997           1996
                                                    -------------   -----------

                        ASSETS

Current assets:
  Cash and temporary investments                      $10,626        $  4,598
  Accounts receivable, less allowance for doubtful
    accounts of $11,909 and $5,471                     31,475          24,414
  Inventories                                           3,226           1,829
  Investment in Health Management, Inc.                22,367
  Deferred income taxes                                 2,742             600
  Income tax refund receivable                          6,530           2,902
  Prepaid expenses and other current assets             6,093           2,204
                                                     --------        --------

         Total current assets                          83,059          36,547

Property & equipment, net                               8,448           3,934
Notes receivable, related parties                                         964
Intangible assets, net                                103,385          44,496
Deferred income taxes                                   2,356
Other assets                                            4,033           4,786
                                                     --------        --------
         Total assets                                $201,281        $ 90,727
                                                     ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including
    obligations under capital leases                 $ 25,051        $     21
  Accounts payable                                      7,844           2,975
  Accrued expenses, related parties                     7,500
  Accrued expenses                                     13,672           5,548
  Income taxes payable                                  2,387
  Acquisitions payable                                    194           1,802
                                                     --------        --------

         Total current liabilities                     56,648          10,346

Long-term debt, including obligations under
  capital leases                                       61,400          12,505
Deferred income taxes and other                         1,328             651
                                                     --------        --------

         Total liabilities                            119,376          23,502
                                                     --------        --------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    15,300 and 9,940 shares                               153              99
  Additional paid-in capital                          111,774          62,221
  Translation adjustment                               (2,192)
  Retained (deficit) earnings                         (27,830)          4,905
                                                     --------        --------

         Total stockholders' equity                    81,905          67,225
                                                     --------        --------
         Total liabilities and stockholders' equity  $201,281        $ 90,727
                                                     ========        ========


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             ELEVEN MONTHS
                                                                 ENDED       YEAR ENDED OCTOBER
                                                             SEPTEMBER 30,           31,
                                                            --------------- --------------------
                                                                  1997         1996       1995
                                                            --------------- ---------  ---------
Revenues:
 Net respiratory, medical equipment and supplies sales          $ 52,562      $47,170   $42,782
 Net patient services                                             29,844       19,164    18,870
 Net infusion services                                            11,038        9,970     9,935
                                                            --------------- ---------  ---------
  Total revenues                                                  93,444       76,304    71,587
                                                            --------------- ---------  ---------
Cost of revenues:
 Respiratory, medical equipment and supplies sales                25,687       18,481    16,798
 Patient services                                                 18,132       10,174     9,830
 Infusion services                                                 7,568        6,025     6,102
                                                            --------------- ---------  ---------
  Total cost of revenues                                          51,387       34,680    32,730
                                                            --------------- ---------  ---------
  Gross profit                                                    42,057       41,624    38,857
Selling, general and administrative expenses                      42,931       33,552    29,774
Special charges                                                   34,230                  3,898
Equity in losses of Health Management, Inc., net                     296
                                                            --------------- ---------  ---------
  Operating (loss) income                                        (35,400)       8,072     5,185
Interest income                                                   (2,650)         (75)      (68)
Interest expense                                                   5,063        4,427     3,767
                                                            --------------- ---------  ---------
  (Loss) income before income taxes and extraordinary loss       (37,813)       3,720     1,486
(Benefit) provision for income taxes                              (5,078)       1,702       627
                                                            --------------- ---------  ---------
  (Loss) income before extraordinary loss                        (32,735)       2,018       859
Extraordinary loss on early extinguishment of debt
 (net of income tax benefit of $879)                                           (1,435)
                                                            --------------- ---------  ---------
  Net (loss) income                                             $(32,735)     $   583   $   859
                                                            =============== =========  =========
Primary (loss) income per share of common stock from:
 (Loss) income before extraordinary loss                        $  (2.56)     $  0.26   $  0.13
 Extraordinary loss on early extinguishment of debt                             (0.18)
                                                            --------------- ---------  ---------
  Net (loss) income per share                                   $  (2.56)     $  0.08   $  0.13
                                                            =============== =========  =========
Fully diluted (loss) income per share of common stock
 from:
 (Loss) income before extraordinary loss                        $  (2.56)     $  0.25   $  0.12
 Extraordinary loss on early extinguishment of debt                             (0.18)
                                                            --------------- ---------  ---------
  Net (loss) income per share                                   $  (2.56)     $  0.07   $  0.12
                                                            =============== =========  =========
Weighted average number of common shares outstanding:
 Primary                                                          12,794        7,833     6,868
                                                            =============== =========  =========
 Fully diluted                                                    12,794        7,925     6,924
                                                            =============== =========  =========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                         COMMON STOCK     ADDITIONAL                   RETAINED
                                      ------------------    PAID-IN     TRANSLATION   (DEFICIT)
                                       SHARES    AMOUNT     CAPITAL     ADJUSTMENT     EARNINGS     TOTAL
                                      -------- --------  ------------ -------------  ----------- ----------
Balance, October 31, 1994               4,641     $ 46     $ 16,862                    $  3,463    $ 20,371
Net income                                                                                  859         859
Issuance of common stock for:
Exercise of warrants                      200        2        1,684                                   1,686
Exercise of stock options, including
 tax benefit                              219        3        1,167                                   1,170
                                      -------- --------  ------------ -------------  ----------- ----------
Balance, October 31, 1995               5,060       51       19,713                       4,322      24,086
Net income                                                                                  583         583
Issuance of common stock for:
 Private offering                       4,400       44       38,307                                  38,351
 Payment on acquisition payable           370        4        3,828                                   3,832
 Exercise of stock options and
  warrants, including tax benefit         110                   373                                     373
                                      -------- --------  ------------ -------------  ----------- ----------
Balance, October 31, 1996               9,940       99       62,221                       4,905      67,225
Net loss                                                                                (32,735)    (32,735)
Translation adjustment                                                    $(2,192)                   (2,192)
Issuance of common stock for:
 Private offering                       5,015       50       50,465                                  50,515
 Radamerica per share price
  guarantee (Note 6)                      321        3           (3)
 Exercise of stock options and
  warrants, including tax benefit         210        2          703                                     705
Cancellation of common stock from:
 Termination of VIP agreement (Note
  3)                                      (40)                 (354)                                   (354)
 Repayment of Radamerica notes
  receivable (Note 8)                    (146)      (1)      (1,258)                                 (1,259)
                                      -------- --------  ------------ -------------  ----------- ----------
Balance, September 30, 1997            15,300     $153     $111,774       $(2,192)     $(27,830)   $ 81,905
                                      ======== ========  ============ =============  =========== ==========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                               ELEVEN MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,  YEAR ENDED OCTOBER 31,
                                                              --------------- ----------------------
                                                                    1997          1996       1995
                                                              --------------- ----------  ----------
Cash flows from operating activities:
 Net (loss) income                                               $ (32,735)     $    583   $    859
 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                      1,324         1,191      1,267
  Amortization of goodwill                                           1,458         1,074        834
  Amortization of other intangible assets                              408           494        677
  Amortization of debt discount and issuance costs                     830           912        902
  Provision for doubtful accounts                                   12,973         6,394      5,732
  Special charges                                                   34,230
  Equity in losses of HMI                                              637
  Deferred income taxes                                             (5,574)         (200)    (1,866)
  Payment for debt discount & issuance costs                        (1,564)       (3,331)      (534)
  Extraordinary loss on early extinguishment of debt                               2,314
 Changes in assets and liabilities, excluding the effect of
  businesses acquired:
  Increase in accounts receivable                                  (11,351)      (11,426)   (11,990)
  (Increase) decrease in inventories                                  (102)          (92)        17
  Increase in prepaid expenses and other assets                     (4,457)       (1,511)       (83)
  Increase (decrease) in accounts payable                            1,910        (1,123)     2,029
  (Decrease) increase in accrued expenses and other
   liabilities                                                        (640)       (1,873)       287
                                                              --------------- ----------  ----------
   Net cash used in operating activities                            (2,653)       (6,594)    (1,869)
                                                              --------------- ----------  ----------
Cash flows from investing activities:
 Capital expenditures                                               (2,694)       (1,040)    (1,066)
 Notes receivable - related parties                                                             161
 Notes receivable - payments received                                4,683
 Proceeds from termination of VIP agreement                            500
 Proceeds from sale of fixed assets                                    550
 Proceeds from sale of subsidiary, net of cash overdraft
  when sold                                                         12,114
 Advances to and investment in HMI                                 (36,872)
 Acquisitions -net of cash acquired                                (93,586)       (1,785)    (3,529)
 Payment on acquisition payable                                     (1,833)      (11,078)    (5,957)
                                                              --------------- ----------  ----------
   Net cash used in investing activities                          (117,138)      (13,903)   (10,391)
                                                              --------------- ----------  ----------

                                                                   (Continued)

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                    ELEVEN
                                                 MONTHS ENDED    YEAR ENDED OCTOBER
                                                SEPTEMBER 30,           31,
                                               --------------- ---------------------
                                                     1997          1996       1995
                                               --------------- ----------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock            $ 50,650      $ 39,600
 Payment of costs associated with issuance of
  common stock                                         (175)       (1,249)
 Proceeds from notes payable                                       10,000
 Payments on notes payable                              (11)      (10,013)
 Proceeds from short-term debt                                      1,000   $ 1,000
 Payments on short-term debt                                       (2,000)   (5,000)
 Borrowing under revolving loan                      96,847        18,482     8,850
 Payments on revolving loan                         (22,983)      (10,990)   (3,850)
 Proceeds from long-term debt                            47            18     7,400
 Principal payments on long-term debt                  (340)      (21,091)   (4,391)
 Stock options and warrants exercised,
  including tax benefit                                 939           423     2,856
                                               --------------- ----------  ---------
   Net cash provided by financing activities        124,974        24,180     6,865
                                               --------------- ----------  ---------
Effect of exchange rate on cash                         845
                                               --------------- ----------  ---------
Increase (decrease) in cash                           6,028         3,683    (5,395)
Cash and temporary investments,
 beginning of period                                  4,598           915     6,310
                                               --------------- ----------  ---------
Cash and temporary investments,
 end of period                                     $ 10,626      $  4,598   $   915
                                               =============== ==========  =========
Supplemental cash flow information:
 Cash paid for interest                            $  3,993      $  3,763   $ 2,639
                                               =============== ==========  =========
 Cash paid for income taxes                        $  2,312      $  2,086   $ 2,179
                                               =============== ==========  =========
Supplemental disclosure of non-cash investing
 and financing activities:
 Details of business acquired in purchase
  transactions:
  Fair value of assets acquired                    $106,402      $  4,058   $14,906
                                               =============== ==========  =========
  Liabilities assumed or incurred                  $ 11,951      $  2,171   $11,240
                                               =============== ==========  =========
  Cash paid for acquisitions (including
   related expenses)                               $ 94,451      $  1,887   $ 3,666
  Cash acquired                                         865           102       137
                                               --------------- ----------  ---------
  Net cash paid for acquisitions                   $ 93,586      $  1,785   $ 3,529
                                               =============== ==========  =========

Additional non-cash activities are disclosed in the notes to the consolidated financial statements.


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   THE COMPANY:

     Transworld HealthCare, Inc. (the "Company") is a provider of a broad range of home health care services and products with operations in the United States ("U.S.") and the United Kingdom ("U.K."). The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy.

     During the years ended October 31, 1995 and 1996 and the eleven months ended September 30, 1997, the Company completed the following acquisitions:


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

     Omnicare plc ("Omnicare")            July 1997               Respiratory equipment and
                                                                  services and medical and surgical
                                                                  products

     Allied Medicare Limited ("Allied")   July 1997               Nursing and para-professional
                                                                  services

     The consolidated financial statements presented herein are those of the Company and include the results of the aforementioned acquired companies from their respective dates of acquisition (Note 3).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     FISCAL YEAR CHANGE:

     The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997.

     The following table presents certain financial information for the eleven months ended September 30, 1997 and 1996.


                                                          ELEVEN MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------

                                                         1997        1996
                                                         ----        ----
                                                                  (unaudited)

Revenues                                                 $93,444       $67,903
                                                      ==========    ==========

Gross profit                                             $42,057       $36,986
                                                      ==========    ==========

(Loss) income before income taxes and                  $ (37,813)       $2,761
     extraordinary loss

(Benefit) provision for income taxes                      (5,078)        1,263
                                                       ---------     ---------

(Loss) income before extraordinary                     $ (32,735)        1,498
     loss

Extraordinary loss                                                      (1,435)

Net (loss) income                                      $ (32,735)          $63
                                                      ==========     =========

Net  (loss) income per share of common stock:

     Primary                                            $  (2.56)        $0.01
                                                       =========     =========

     Fully diluted                                      $  (2.56)        $0.01
                                                       =========     =========

Weighted average number of common shares outstanding:

     Primary                                              12,794         7,533
                                                          ======        ======

     Fully diluted                                        12,794         7,584
                                                          ======        ======


     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     CASH AND TEMPORARY INVESTMENTS:

     Cash and temporary investments include highly liquid short-term investments purchased with initial maturities of 90 days or less.

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk are temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions and invests in investment grade financial instruments and time deposits with several commercial lending institutions with original maturities of three months or less. The Company believes no significant concentration of credit risk exists with respect to these temporary cash investments.

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. Accounts receivable at September 30, 1997 is comprised of amounts due from Medicare, Medicaid and the National Health Services ("NHS") (31.6%, 8.4% and 20.0%, respectively) and various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance). At October 31, 1996, 49.8% and 11.0% of accounts receivable were due from Medicare and Medicaid, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION:

     Patient and infusion revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from home medical equipment are recognized over the period the equipment is rented (typically on a month-to-month basis) and approximated $5,402, $5,072 and $4,191 in 1997, 1996 and 1995, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are delivered and are recorded at amounts expected to be paid by third-party payors. The Company receives a majority of its revenue from third-party insurance companies and Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the eleven months ended September 30, 1997 and years ended October 31, 1996 and 1995, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 53%, 62% and 59%, respectively, of the Company's total revenues. For the eleven months ended September 30, 1997, 13% of the Company's net revenues were attributable to NHS programs.

     INCOME TAXES:

     Deferred taxes are provided primarily for bad debts, federal and state net operating losses, acquisition liabilities, depreciation and amortization of intangibles, which are reported for Federal income tax purposes in different periods than for financial reporting purposes.

     INTANGIBLE ASSETS:

     Intangible assets primarily includes goodwill, net, which amounted to $102,679 and $43,950 at September 30, 1997 and October 31, 1996,
     respectively, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill at September 30, 1997 and October 31, 1996 was $2,390 and $2,109, respectively. Also included in intangible assets at September 30, 1997 and October 31, 1996 are covenants not to compete, net, of $706 and $546, respectively, which are being amortized over periods ranging from two to three years. Accumulated amortization of such covenants at September 30, 1997 and October 31, 1996 was $1,593 and $1,276, respectively.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 1997 and October 31, 1996, other assets include $3,559 and $2,824, respectively of deferred financing costs associated with the Credit Facility (as defined and described in Note 5), net of accumulated amortization of $1,005 and $176, respectively.

     On July 31, 1996, $740 of unamortized costs associated with the Credit Agreement (as defined and described in Note 5) was written-off and included in the extraordinary charge for the early extinguishment of the Credit Agreement. Amortization of deferred financing costs is included in interest expense in the Statements of Operations.

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

     FOREIGN CURRENCY TRANSLATION:

     For international operations, assets and liabilities are translated using current exchange rates in effect at the balance sheet date of translation and revenue and expense items are translated using weighted average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     EARNINGS PER SHARE:

     Primary and fully diluted earnings per share are computed using the weighted average number of shares of common stock outstanding, after giving effect to contingently issuable shares under the acquisition agreements and dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share also reflect the incremental dilution related to stock options due to the use of the market price at the end of the period when it is higher than the average price for the period. Stock options and warrants are not included in the primary and fully diluted loss per share calculations for the eleven months ended September 30, 1997 as the effect of such inclusion would be anti-dilutive.

     The weighted average number of shares of common stock outstanding have been restated for the years ended October 31, 1996 and 1995 to give effect to a market price guarantee under an acquisition agreement. The only effects of this restatement were to decrease fully diluted income before extraordinary loss and net income per share by $0.01 for the year ended October 31, 1995 and to decrease fully diluted income before extraordinary loss and extraordinary loss by $0.01 for the year ended October 31, 1996.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The weighted average number of shares used in the primary and fully diluted earnings per share computation for the eleven months ended September 30, 1997 and the years ended October 31, 1996 and 1995 are as follows:


                                           ELEVEN
                                         MONTHS ENDED    YEAR ENDED OCTOBER 31,
                                         SEPTEMBER 30,   ----------------------
                                            1997            1996       1995
                                            ----            ----       ----

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN PRIMARY CALCULATION:

Weighted average number of shares
  outstanding                               12,517         6,622      4,937

Weighted average number of shares
  contingently issuable per
  acquisition agreements                       277           413        700

Incremental shares, after application of
  treasury stock method, of stock
  options and warrants                                       798      1,231
                                           -------         -----      -----

Shares used in calculation of primary
  income (loss) per common share            12,794         7,833      6,868
                                          ========         =====      =====

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN FULLY DILUTED CALCULATION:

Weighted average number of shares
  outstanding                               12,517         6,622      4,937

Weighted average number of shares
  contingently issuable per acquisition
  agreements                                   277           413        700

Incremental shares, after application of
  treasury stock method, of stock
  options and warrants                                       890      1,287
                                           -------         -----      -----

Shares used in calculation of fully
  diluted income (loss) per common
  share                                     12,794         7,925      6,924
                                            ======         =====      =====

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

     STOCK-BASED COMPENSATION:

     Effective November 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, pro forma net (loss) income and (loss) earnings per share information has been presented in Note 10 as required under SFAS No. 123.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statement at fair value because of the short-term maturity of those instruments. The estimated fair value of the Company's borrowing under the Credit Facility approximates the carrying value at September 30, 1997 and October 31, 1996.

     IMPACT OF RECENT ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. SFAS No. 128 is effective for annual and interim financial statements issued after December 15, 1997 and earlier application is not permitted. SFAS No. 128 requires the restatement of EPS data for all prior periods. The Company has not yet determined the impact that this statement will have on its EPS amounts when adopted.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement, that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and therefore, will not have any effect on the financial position or results of operations of the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company is in the process of evaluating its implementation, which is anticipated for fiscal year 1999.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments by moving to the management approach to segment reporting. In addition, SFAS No. 131 has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. As with SFAS No. 130, SFAS No. 131 addresses disclosure issues and therefore will not have an effect in the Company's financial position or results of operations. SFAS No. 131 is effective for periods beginning after December 15, 1997.

     RECLASSIFICATIONS:

     Prior years financial statements have been reclassified to conform with the current year's presentation.

3.   BUSINESS COMBINATIONS AND DISPOSALS:

     During the years ended October 31, 1995 and 1996 and the eleven months ended September 30, 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of operations from their respective dates of acquisition.

     DERMAQUEST

     Effective November 1, 1994, the Company acquired all of the issued and outstanding capital stock of DermaQuest, a mail-order wound care products company serving nursing home and home care patients, for $3,000 in promissory notes which were repaid during fiscal 1995. Additional contingent consideration was provided for in the purchase agreement, as amended effective November 1, 1995, whereby the Company may have been required to make additional payments based on the 1995 and 1996 earnings levels of DermaQuest as described below. The Company issued a $4,000 letter of credit under its Credit Agreement, as collateral for any contingent payments. An additional payment due of $8,832 was recorded as of October 31, 1995 based on the purchase agreement and was satisfied through the payment of $5,000 in cash and issuance of 370 shares of common stock valued at $10.35 during the 1996 fiscal year. No additional payment was required for the year ending October 31, 1996. The total cost of the DermaQuest acquisition was

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS (CONTINUED):

     $11,832 and was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred, resulting in the allocation of $1,539 and $1,993 to assets and current liabilities, respectively. The excess amounts were allocated to covenants not to compete of $100 and goodwill of $12,186 ($8,832 recorded on October 31, 1995 as a result of the additional payment) which are being amortized on a straight-line basis over three and forty years, respectively (Note 7).


     OMNICARE

     At the end of June 1997 Transworld HealthCare (UK) Limited ("Transworld UK"), a wholly owned subsidiary of the Company, acquired Omnicare pursuant to a recommended cash offer to acquire all the issued and to be issued shares of Omnicare not already owned by Transworld UK for approximately $29,028, which was paid during July 1997. In addition, 1,765 shares had previously been purchased from Hyperion Partners II L.P. ("HPII"), a related party, on May 30, 1997 for $2,857. Accordingly, the Company has included the results of operations, financial position and cash flows of Omnicare in its consolidated results effective July 1, 1997.

     Omnicare provides respiratory equipment and services to patients at home in the U.K. under the terms of contracts and licenses with various NHS agencies. The Company also dispenses and supplies a range of medical and surgical products, principally ostomy products, to patients at home, as well as providing those patients with advisory and other services through its network of regional care centers.

     The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $9,669 and $6,016, respectively, with the excess of $28,232 allocated to goodwill which is being amortized on a straight-line basis over forty years.

     ALLIED

     Effective June 23, 1997, Transworld UK acquired all of the issued and outstanding capital stock of Allied, a privately held provider of nursing and other care-giving services to home care patients throughout 65 locations in the U.K., for approximately $60,042. Accordingly, the Company has included the results of operations, financial position and cash flows of Allied in its consolidated results effective June 23, 1997.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



3.   BUSINESS COMBINATIONS (CONTINUED):

     COMBINED PRO FORMAS

     The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied at the beginning of the respective periods presented. The pro forma results for the eleven months ended September 30, 1997 are based on the historical financial statements of the Company for the eleven months ended September 30, 1997 (including Omnicare and Allied from the dates of acquisition), Omnicare for the eight months ended June 30, 1997 and Allied for the thirty-six weeks ended June 22, 1997. The pro forma results for the year ended October 31, 1996 are based on the historical financial statements of the Company and Omnicare for the year ended October 31, 1996 and December 31, 1996, respectively and Allied for the fifty-two weeks ended October 13, 1996.

     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on the dates indicated or that may occur in the future.


                                              Eleven Months
                                                  Ended        Year Ended
                                              September 30,    October 31,
                                                  1997            1996
                                             ---------------- -------------
                                               (unaudited)     (unaudited)

Net revenues                                   $141,231        $126,837

(Loss) income before extraordinary loss         (32,695)          1,934

Net (loss) income                               (32,695)            499

(Loss) income per share of common stock
  before extraordinary loss:

   Primary                                        (2.56)           0.25

   Fully diluted                                  (2.56)           0.24

Net (loss) income per share of common stock:

   Primary                                        (2.56)           0.06

   Fully diluted                                  (2.56)           0.06

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS (CONTINUED):

     DVLC

     Effective January 31, 1995, the Company acquired certain assets and assumed certain liabilities of DVLC for approximately $500. DVLC is a provider of pulmonary rehabilitation and diagnostics which operates in Cherry Hill, New Jersey.

     The cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred, resulting in goodwill and covenants not to compete of $312 and $200, respectively, which are being amortized on a straight-line basis over forty and three years, respectively (Note 7).

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

     HEALTH MEDS

     Effective October 1, 1996, the Company acquired certain assets and assumed certain liabilities of Health Meds, a respiratory mail-order pharmacy for $1,400.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS (CONTINUED):

     The pro forma results of operations and related per share information for Health Meds and U.S. HomeCare have not been presented as the impact is not material.

     DISPOSITION

     RADAMERICA

     Effective July 31, 1997 the Company sold Radamerica, Inc. ("Radamerica") for $13,304 and received $12,100 in fiscal 1997 with the remaining $1,204 subsequently received on November 10, 1997. As part of the consideration for the acquisition of Radamerica, the Company had issued 250 shares of its common stock valued at $5,000 based on a $20 per share market price guarantee to the selling shareholders of Radamerica. Per the agreement, the incremental amount due under the market price guarantee of $8.25 was paid to the selling shareholders through issuance of 321,276 shares of common stock of the Company during August 1997.

     Results for Radamerica through July 31, 1997 have been included in the overall Company's results for the eleven months ended September 30, 1997. Accordingly, for purposes of earnings per share calculations, the weighted average actual shares issued of the Company's common stock under the per share market price guarantee have been included in both primary and fully diluted earnings per share calculations.

     The Company recognized a pre-tax gain on the sale of Radamerica of approximately $606. The gain on the sale has been recorded in special charges (Note 7).

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

     As a result of the termination of the agreements, the Company has taken a pre-tax non-cash charge of approximately $1,622 during its third quarter of fiscal 1997 relating to the termination of the transaction, a contract deposit and other acquisition-related expenses. This charge has been recorded in special charges (Note 7).

     HMI

     On November 13, 1996, the Company entered into a number of agreements including a stock purchase agreement (the "Stock Purchase Agreement") and a merger agreement (the "Merger Agreement") to acquire 100% of the issued and outstanding stock of Health Management, Inc. ("HMI") in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



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

     The $9,714 investment in HMI was recorded as of January 31, 1997 and represents 49% of HMI's equity in net tangible assets and after fair value adjustment $15,835 was preliminary allocated to goodwill, which was being amortized on a straight-line basis over thirty years.

     The Merger Agreement, as amended on March 26, 1997, provided for the acquisition by the Company of the remaining issued and outstanding common shares of HMI, not previously owned by the Company for $.30 per share.

     The acquisition of 49% of the outstanding shares of HMI common stock was accounted for by the Company under the equity method of accounting (effective as of January 31, 1997). Equity in HMI net losses for the three months ended July 31, 1997 were accounted for in the reduction of the investment in HMI to net realizable value. Due to the Company's decision on August 1, 1997 to dispose of HMI, no equity in HMI losses have been booked subsequent to July 31, 1997.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



3.   BUSINESS COMBINATIONS (CONTINUED):


CONDENSED BALANCE SHEET DATA                JULY 31, 1997
----------------------------                -------------

                                             (unaudited)

Current assets                                $36,123

Noncurrent assets                               2,590

Current liabilities                            62,113

Noncurrent liabilities                            585

                                          SIX MONTHS ENDED
CONDENSED STATEMENT OF OPERATIONS DATA      JULY 31, 1997
--------------------------------------    ----------------

                                             (unaudited)

Net revenues                                  $77,041

Gross profit                                   13,408

Operating loss                                (38,597)

Net loss                                      (38,089)



     During the three months ended July 31, 1997, events and circumstances indicated that the Company's investment in HMI might be impaired. Included in those events was the recognition by HMI of $31,000 of charges related to the impairment of certain facilities and the related goodwill, continuing deterioration in HMI's financial performance, and an inability of the Company to obtain the consent of its lenders under the Credit Facility to consummate the Merger Agreement.

     As a result, on August 1, 1997, the Company announced that it would be unable to complete the merger with HMI and that HMI and the Company were actively pursuing alternative transactions. On August 14, 1997, the Company entered into an agreement with Counsel Corporation ("Counsel") relating to the sale of substantially all of the businesses and operations of HMI. The agreement called for the purchase of HMI assets (the "Asset Sale") by Counsel for approximately $40,000. The closing of the transaction was subject to, among other things, the consummation of the Merger Agreement.

     As a result of the Company's agreement in principle to sell substantially all of the operations and assets of HMI to Counsel, the Company was able to establish its best estimate of the net realizable value of its investment in HMI. Based on the proposed terms of the Asset Sale, the Company, during its third fiscal quarter, recorded a pre-tax charge of $20,000 to adjust the carrying value of

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS (CONTINUED):

     its investment in HMI to the estimated net realizable value of $25,000, and to record the estimated costs, fees and other expenses to complete the Asset Sale.

     On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of the Merger Agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the Asset Sale to Counsel for $40,000. Of the $40,000 proceeds, $30,000 was received in cash with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500 held in escrow for post-closing adjustments. Of the $30,000 proceeds received, $15,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility (Note 5), $2,800 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale, as well as to satisfy liabilities and wind-down costs not assumed by Counsel. The Company will further reduce its senior secured debt under the Credit Facility by $10,000 as the remaining proceeds from the sale are received. The Company also amended its Credit Facility on October 1, 1997 to accommodate the merger with HMI and the sale to Counsel.

     Pursuant to the Asset Sale, Counsel will not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.

     The total cost of the HMI transaction is approximately $60,000 which is comprised of the following amounts: (i) the purchase of HMI's senior secured indebtedness for $21,263; (ii) the purchase of 49% and 51% of the equity in HMI for $8,964 and $2,800, respectively; (iii) $10,100 of HMI liabilities not assumed by Counsel upon completion of the Merger Agreement; (iv) $5,900 of wind-down expenses, contingent obligations and reserves for legal, tax and audit contingencies; (v) stock issuable to HPII in exchange for HMI Payables (as defined in Note 6) for $7,500; and
     (vi) $3,473 of other miscellaneous items, including fees, expenses and estimated post-closing balance sheet adjustments.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment consist of the following:

                                             SEPTEMBER 30,      OCTOBER 31,
                                                 1997              1996
                                           ---------------  ----------------

Revenue producing equipment                     $8,302           $2,826
Furniture, fixtures and equipment                6,097            4,708
Land, buildings and leasehold improvements       1,221            1,023
                                                ------          -------
                                                15,620            8,557
Less, accumulated depreciation
   and amortization                              7,172            4,623
                                                ------           ------
                                                $8,448           $3,934
                                                ======           ======


     The net book value of revenue producing equipment was $4,638 and $1,232 at September 30, 1997 and October 31, 1996, respectively.


5.   DEBT:

     On August 5, 1994, the Company entered into a credit agreement with an institutional lender, as Agent, and various banks (the "Credit Agreement"), which provided for a term loan of $18,000 and revolving loans of up to $10,000. On March 2, 1995, such agreement was amended and provided for a total term loan of $23,000 and revolving loans of up to $12,000.

     On January 10, 1996, the Company's Credit Agreement was amended to permit the issuance of equity units under the unit purchase agreement (Note 6), to permit the issuance of the 20% Subordinated Notes described below, to allow the payment in cash of the remaining $5,973 RespiFlow, Inc. ("RespiFlow") / MK Diabetic Support Services, Inc. ("MK Diabetic") acquisition payable (plus interest from its due date of August 15, 1995), which was paid on January 10, 1996, and to amend and modify certain definitions and covenants in the Credit Agreement.

     On January 10, 1996, HPII purchased from the Company $10,000 of 20% subordinated notes (the "Subordinated Notes") due October 10, 1996. On May 30, 1996 the interest rate on the Subordinated Notes was reduced to 12%. On July 31, 1996, the Subordinated Notes were repaid with proceeds from the Second Closing (as defined in Note 6).

     On May 28, 1996, the required lenders under the Credit Agreement consented to the use of the $5,400 proceeds from the Initial Closing (as defined in Note 6) to: (i) pay $1,000 plus accrued interest for the remainder of the DermaQuest acquisition payable (Note 3); (ii) pay interest accrued through the Initial Closing (Note 6) on the Subordinated Notes; and (iii) to use the remainder for general corporate and working capital purposes.

     On July 31, 1996, the Company completed a new $100,000 senior secured revolving credit facility, underwritten by a commercial bank who is also acting as Agent Bank (the "Credit Facility"). This

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     The Company amended the Credit Facility during the eleven months ended September 30, 1997 to accommodate the sale of the Additional Shares (as defined in Note 6) and the AP Shares (as defined in Note 6), the purchase of HMI's senior debt and 100% of HMI's common stock, certain working capital advances to HMI, the sale of substantially all of HMI's assets and the purchase of Omnicare and Allied.

     The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its domestic subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's domestic subsidiaries. The loans mature on July 31, 2001 with reductions in availability commencing July 31, 1998 through final maturity. As of September 30, 1997, $25,000 of the Credit Facility, was classified as current as the Credit Facility, as amended, requires repayment of $25,000 from the proceeds of the Asset Sale.

     On July 31, 1997 the Company used the $12,100 it received from the sale of Radamerica to reduce outstanding borrowings under the Credit Facility. On October 1, 1997, the Company paid down $15,000 of borrowings under the Credit Facility from proceeds from the Asset Sale.

     The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (5.66% at September 30,
     1997), plus 2%. As of September 30, 1997, the Company had $86,355 outstanding under the Credit Facility and the unused portion under the Credit Facility was $13,645. Additional borrowings require the approval of the required banks under the Credit Facility.

     Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At July 31, 1997, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA) caused by the recording of special charges ($34,433) and additional bad debt expense ($3,323) related to the business realignment. On September 15, 1997, the Credit Facility was amended to accommodate these charges, bringing the Company into compliance with the Credit Facility. Excluding these charges, the Company would have been in compliance with all financial covenants contained in the Credit Facility at July 31, 1997. Subsequent to September 30,

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   DEBT (CONTINUED):

     1997, the Company amended the Credit Facility to adjust certain covenants for fiscal 1997 and for fiscal periods beginning October 1, 1997. As a result, the Credit Facility, as amended, did not contain tests for key financial covenants as of September 30, 1997. On September 30, 1997, the Company was in compliance with all financial covenants contained in the Credit Facility, as subsequently amended.

     Long-term debt consists of the following:


                                                    SEPTEMBER 30,  OCTOBER 31,
                                                        1997          1996
                                                    -------------  -----------
Credit Facility, due July 31, 2001, with monthly
 interest at Eurodollar Rate (5.66% at
 September 30, 1997), plus 2% collateralized by
 a lien on all Company assets                          $86,355      $12,492
Equipment leases with monthly principal plus
interest ranging from 6.9% to 12.5% through 2002,
collateralized by related equipment                         96           34
                                                      --------     --------
                                                        86,451       12,526
      Less, current maturities                          25,051           21
                                                      --------     --------
                                                       $61,400      $12,505
                                                       =======      =======


    Annual maturities of long-term debt for each of the next five years are:


      YEAR ENDING SEPTEMBER 30,

                1998                          $25,051

                1999                               29

                2000                            1,364

                2001                           60,005

                2002                                2
                                              -------

                                              $86,451
                                              =======



6.   STOCKHOLDERS' EQUITY:

     On November 20, 1995, the Company entered into a unit purchase agreement, as amended, with HPII under which the Company sold an aggregate of 4,400 units at a purchase price of $9.00 per unit (for an aggregate purchase price of $39,600) to the institutional investor in two separate closings. Each unit is comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase an additional share of the Company's common stock at $12.45 per share (the "Warrants").

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


6.   STOCKHOLDERS' EQUITY (CONTINUED):

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

     On April 21, 1997, HPII purchased an additional 899 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. purchased 4,177 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650 (collectively, the "Additional Shares").

     HPII has purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of AP Shares determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares will be determined by the market value of the Company's common stock on the date of issuance. The value of the AP Shares is currently estimated to be approximately $7,500. Completion of this transaction is subject to customary closing conditions including shareholder approval.

     Payment of the Radamerica per share price guarantee in August 1997 resulted in the reclassification of $3 from additional paid-in capital to common stock.


7.   BUSINESS REALIGNMENT:

     The Company took a number of significant steps during the eleven months ended September 30, 1997 to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and an integrated national provider of home and alternate site health care products and services in the U.K. These steps included: (i) selling non-core assets (i.e.: Radamerica); (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the Asset Sale; and (iv) terminating the agreements to purchase the VIP Companies.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


7.   BUSINESS REALIGNMENT (CONTINUED):

     For the eleven months ended September 30, 1997, the Company incurred pre-tax special charges in relation to these actions of $34,230, made up of the following items: (i) $20,000 related to the impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to the sale of the HMI assets (Note 3); (ii) $12,079 for the write-off of goodwill and other intangible assets related to the decisions to exit substantially all of DermaQuest's product lines in the continental U.S. (principally wound care and orthotics); (iii) $1,622 for the termination of the agreements to purchase the VIP Companies
     (Note 3); (iv) $437 principally for the write-off of goodwill and other intangible assets and estimated costs associated with the closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey (Note
     3); and (v) $698 of other charges, partly offset by a gain of $606 on the sale of Radamerica (Note 3).

     In addition to these special charges, during the eleven months ended September 30, 1997, the Company recognized additional bad debt expenses of $7,023 principally related to its DermaQuest product lines ($6,060) and pulmonary rehabilitation center ($663), which is reflected in selling, general and administrative expense. The Company established these reserves as a result of the decision to discontinue these product lines, and the associated impact on the ability to secure required documentation in a timely manner for reimbursement.

     During the fourth quarter of 1995, the Company recorded special charges totaling $3,898 related to the write-off of expenses related to an abandoned public offering ($2,808), write-off of expenses related to abandoned acquisitions ($605) and expenses related to the consolidation of certain of the Company's facilities ($485).

     The decision to abandon the proposed public offering was made during the fourth quarter of 1995 following management's assessment of the ability to complete the financing. Financing was subsequently arranged through an institutional investor (Note 6). The special charge of $2,808 is primarily made up of legal, accounting, underwriting, printing, and "roadshow" expenses.

     Pursuant to the decision to abandon the public offering, management assessed the recoverability of deferred expenses related to certain potential acquisitions which had been capitalized based on the completion of both the public offering and the acquisitions. Management made the determination that, as of October 31, 1995, these expenses would not be recoverable. The special charge of $605 is primarily made up of legal and accounting expenses.

     The decision to consolidate certain of the Company's facilities was made during the fourth quarter of 1995 and relates to the consolidation of redundant facilities in the New York/New Jersey market into an existing Company location in New Jersey. Included in the special charge of $485 are costs associated with closing down the New York Facility, exclusive of personnel costs and as of September 30, 1997 all amounts have been paid out.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   RELATED PARTY TRANSACTIONS:

     Notes receivable from related parties and stockholders consisted of the following:

                                                                            September 30,                   OCTOBER 31,

                                                                                1997                           1996
                                                                      -------------------------       -----------------------



Notes due from officers and employees                                                $  134                        $  134

Notes due from related parties                                                                                        964
                                                                                     ------                        ------

                                                                                        134                         1,098



Less current maturities, (included in prepaid expenses
and other current assets on the balance sheet)                                          134                           134
                                                                                     ------                        ------

                                                                                     $   0                         $  964
                                                                                     ======                        ======


     Interest on the notes due from officers and employees are at rates ranging from prime (8.5% and 8.25% at September 30, 1997 and October 31, 1996, respectively) to prime plus 1% and are due April 30, 1998.

     The Company loaned an aggregate of $1,100 to two of the four sellers of Radamerica. Interest on these notes was at prime plus 0.75%. As of October 31, 1996, $136 of the loans had been repaid and on August 4, 1997 the remaining balance of $964 plus $297 of interest was paid in 146 shares of Company stock and $2 in cash (Note 3).

     Interest expense-related parties, net was $0, $3 and $132 for the eleven months ended September 30, 1997 and the years ended October 31, 1996 and 1995, respectively.

     During the eleven months ended September 30, 1997, the Company paid an affiliate of Mr. Aitken (the Company's Chairman of the Board and Chief Executive Officer), the sum of $96 for consulting services rendered in connection with potential financing opportunities.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


9.   INCOME TAXES:

     The (benefit) provision for income taxes from continuing operations before extraordinary loss is summarized as follows:

                           ELEVEN MONTHS         YEAR ENDED OCTOBER 31,
                         ENDED SEPTEMBER 30,   --------------------------
                                1997             1996          1995
                                ----             ----          ----

Current:

  Federal                        $(243)        $1,637        $1,944

  State                            213            265           549

  Foreign                           55

Deferred:

  Federal                       (4,443)          (215)       (1,465)

  State                           (763)            15          (401)

  Foreign                          103
                              --------         ------        ------
(Benefit) provision for
income taxes                   $(5,078)        $1,702        $  627
                              ========         ======        ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


9.   INCOME TAXES (CONTINUED):

     For 1997, 1996 and 1995, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and October 31, 1996 and 1995 are as follows:


                                                           OCTOBER 31,
                                       SEPTEMBER 30,     ---------------
                                           1997          1996       1995
                                           ----          ----       ----

Deferred tax assets:

Current

  Provision for doubtful accounts          $4,396     $2,172     $2,006

  Inventory capitalization                     33          9         11

  Accrued expenses                          1,882        677        409

  Other, net                                  219         44         43
                                           ------     ------     ------

       Current deferred tax assets          6,530      2,902      2,469
                                           ------     ------     ------


Non-current:

  Federal net operating loss                1,695

  State net operating losses                2,186        151        312

  Other, net                                  464         57

  Valuation allowance                      (1,989)      (130)      (285)
                                          -------    -------     ------

       Non-current deferred tax
        assets                              2,356          78         27
                                            -----     -------    -------


Deferred tax liabilities:

Non-current:

  Depreciation and amortization               865         490        297

  Other, net                                  317          65       (26)
                                           ------     -------    ------

       Deferred tax liabilities             1,182         555        271
                                           ------     -------    -------

         Net deferred tax assets          $ 7,704      $2,425     $2,225
                                           ======      ======     ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


9.   INCOME TAXES (CONTINUED):

     The valuation allowance at September 30, 1997 relates to deferred tax assets established for certain state net operating loss carryforwards which are not expected to be realized based on historical or future earnings. The increase in the valuation allowance of $1,859 is primarily due to the increase in state net operating loss carryforwards which are not expected to be realized. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

     As of September 30, 1997, the Company has state net operating loss carryforwards of $16,068 which, if unused, will expire in the years 1998 through 2012, and has a federal net operating loss carryforward of $5,507 which if unused, will expire in 2012.

     Reconciliations of the differences between income taxes on income from continuing operations computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:



                                        ELEVEN MONTHS    YEAR ENDED OCTOBER 31,
                                     ENDED SEPTEMBER 30,  ------------------
                                              1997         1996      1995
                                              ----         ----      ----



  Income taxes computed at Federal
  statutory tax rate                        $(12,856)     $1,265     $505

  State income taxes, net of
       Federal benefits                       (2,222)        350     (187)

  Nondeductible expenses, primarily
       amortization of intangible assets       4,291         266       41

  Valuation allowance, state taxes             1,859        (155)     232

  Market writedown on investment in
       subsidiary                              3,200

  Other, net                                     650         (24)      36
                                           ---------      ------    -----



  (Benefit) provision for income taxes      $ (5,078)     $1,702     $627
                                            ========      ======     ====

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


10.   STOCK OPTION PLAN AND WARRANTS:

      The Company has a stock option plan which provides for either incentive stock options or nonqualified stock options (the "Plan"). The Plan gives eligible employees, officers, directors and non-employee independent contractors options to purchase up to 3,000 shares of stock, of which options to purchase 1,284 shares of stock were outstanding as of September 30, 1997. Options under the Plan may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. The vesting provisions provide for vesting of options over a period of between two and three years. Following is a summary of transactions under the plan during the years ended October 31, 1995 and 1996 and the eleven months ended September 30, 1997:

                                                                      STOCK
                                                                     OPTIONS
                                                                     -------

Outstanding - October 31, 1994 at $1.25 to $8.88 per share               759

Granted during 1995 ($7.88 per share)                                    260

Exercised during 1995 ($1.25 to $5.50 per share)                        (148)

Canceled during 1995 ($3.18 to $8.88 per share)                          (19)
                                                                       -----



Outstanding - October 31, 1995 at $1.25 to $8.75 per share               852

Granted during 1996 ($8.88 to $10.00 per share)                           70

Exercised during 1996 ($1.25 to $7.88 per share)                        (159)

Canceled during 1996 ($3.18 to $8.75 per share)                          (14)
                                                                       -----



Outstanding - October 31, 1996 $1.25 to $10.00 per share                 749

Granted during 1997 ($7.25 to $12.00 per share)                          893

Exercised during 1997 ($2.78 to $10.00 per share)                       (282)

Cancelled during 1997 ($5.50 to $12.00 per share)                        (76)
                                                                      ------

Outstanding - September 30, 1997 ($3.18 to $10.00 per share)           1,284
                                                                       =====

Available for future grants                                            1,200
                                                                       =====

      On May 28, 1997 the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of stock. As of September 30, 1997 no options under the Directors Plan have been granted. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grant. All options granted under the Plan are immediately exercisable, provided however that, among other things, no option shall be exercisable after the expiration of ten years from the date of grant.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


10.   STOCK OPTION PLAN AND WARRANTS (CONTINUED):


      Of the 852 options outstanding as of October 31, 1995, 471 were exercisable as of that date.

      Of the 749 options outstanding as of October 31, 1996, 583 were exercisable as of that date.

      As of September 30, 1997, 472 of the 1,284 options outstanding were exercisable.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." In accordance with SFAS No. 123, the Company continues to apply APB Opinion No. 25 and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


                                                 ELEVEN MONTHS     YEAR ENDED OCTOBER 31,
                                              ENDED SEPTEMBER 30,  ----------------------
                                                       1997         1996        1995
                                                       ----         ----        ----


Net (loss) income - as reported                        $(32,735)    $583       $859

Net (loss) income - pro forma                           (33,731)     447        859

Primary (loss) earnings per share - as reported           (2.56)     .08        .13

Primary (loss) earnings per share - pro forma             (2.64)     .06        .13

Fully diluted (loss) earnings per share - as reported     (2.56)     .07        .12

Fully diluted (loss) earnings per share - pro forma       (2.64)     .06        .12



      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%; expected volatility 52.5%; risk-free interest rate of 6.00%; and expected lives of 4 years. The compensation cost as generated by the Black-Scholes Model, may not be indicative of the future benefit, if any, that may be received by the option holder.

      Effective January 15, 1997, the Company granted Mr. Aitken (the Company's Chairman of the Board and Chief Executive Officer) options under the 1992 Option Plan to purchase 500 shares of Common Stock at an exercise price of $11.375 per share. Such options were repriced on August 13, 1997 to an exercise price of $7.25 per share.

      In connection with the initial public offering, the Company issued warrants to purchase 1,600 common shares. The warrants are exercisable at $6.294 (reduced from $6.50 in accordance with an anti-dilution clause in the agreement) per share and expire on December 8, 1997. During 1994, the Company repurchased 500 of the public warrants, 250 for $1.25 per warrant and 250 at $1.3125 per warrant in open market purchases. As of September 30, 1997, 7 warrants were exercised for $44. Subsequently, an additional 960 warrants were exercised for an aggregate of $6,041.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES:

      The Company has employment agreements with certain of its executive officers and management personnel which provide for minimum aggregate annual compensation of $387 in fiscal 1998. The contracts expire between October 1997 and July 1998 and contain customary termination and non-compete provisions. One of the contracts, which amounts to $71 of the 1998 minimum aggregate compensation, contains a change in control provision that would entitle the individual to up to 2.9 times of his salary then in effect, plus any unpaid bonus and unreimbursed expense upon a change of control of the Company (as defined) or significant change in the responsibilities of such person.

      In fiscal 1996, the Company paid $350 to its former Chairman of the Board and Chief Executive Officer ("Chairman") in connection with his resignation. The Company also entered into a consulting agreement with its former Chairman, which expires on April 30, 2000, which provides for annual compensation of $150 less the amount by which certain amounts paid to or on his behalf exceed $60.

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

      Future minimum non-cancelable lease payments at September 30, 1997 are as follows:

                  1998                           $1,629
                  1999                            1,519
                  2000                            1,362
                  2001                            1,162
                  2002                              970
                  Thereafter                      1,819
                                                 ------
                                                 $8,461
                                                 ======

      Total rental expense for the eleven months ended September 30, 1997 and the year ended October 31, 1996 and 1995 amounted to $1,848, $1,645 and $1,563, respectively.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      On November 2, 1994, an action was filed in the Supreme Court of the State of New York, County of Westchester against the Company, alleging that one of its drivers negligently caused the death of plaintiff's husband while operating his motor vehicle during a delivery for the Company. The plaintiffs are seeking $12,580 in damages. The case was settled on April 16, 1997 for $760, of which the Company's portion amounted to $710, and was paid on May 6, 1997 by the Company's insurance carrier. Since this settlement was within the policy limits of the Company's insurance policies it did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

      On December 4, 1997, a Summons with Notice of Complaint (the "Summons with Notice") was filed in the Supreme Court of the State of New York, County of New York against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. by Primary Health Services, Inc., Chuck Davis and Gregory Gaiser. The Summons with Notice contains allegations of, among other things, breach of an asset purchase agreement among Acquisition and the plaintiffs and tortious interference with certain business relationships. The action seeks compensatory damages of $5,000 and punitive damages of $5,000. The Company and Acquisition expect to file a notice of appearance or serve a written demand for the complaint by December 28, 1997. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      On July 11 and July 22, 1997, the Company's Respiflow and MK subsidiaries, respectively, each received a letter (the "Audit Letters") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letters indicate, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to home medical equipment companies. The Company has been informed that the audit has been extended to cover the Company's DermaQuest subsidiary. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in the Audit Letters. While the Company believes that its former arrangements with home medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof. There can be no assurance that such amount, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      On November 19, 1997, the Company was notified by the Office of the United States Attorney for the Eastern District of Texas that it, Respiflow, MK Diabetic, and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene in and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Effective October 1, 1997, HMI became a wholly-owned subsidiary of the Company.

      HMI and certain of its former directors and officers and its outside auditors, BDO Seidman, LLP, have been named as defendants in a consolidated class action securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This consolidated action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings. The consolidated action purports to represent a class of persons who purchased HMI shares of common stock between August 25, 1994 and February 27, 1996, the date HMI announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the HMI shares of common stock that allegedly resulted from HMI's February 1996 announcements. HMI reached a settlement of the consolidated action which received court approval on June 9, 1997. The settlement provided for a cash payment of $4,550 of which $3,200 was paid at the time the court's approval of the settlement became final. In October 1997, subsequent to the closing of the Merger Agreement, the remaining $1,350 was paid. HMI is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce HMI's liability with respect to such settlement.

      Certain of HMI's current and former officers and directors have been named as defendants, and HMI has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (ADS). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. The parties have agreed to file a Stipulation of Voluntary Dismissal of this action.


      BDO Seidman, LLP had been named as a defendant, and HMI had been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleged claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made and has continued to serve as such. This case has been discontinued by order of the court.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc.,
      W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997.

      Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte
      v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. In addition, a former director of HMI through her attorneys has demanded advancement of legal fees and expenses in the amount of $150.

      The enforcement division of the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation relating to matters arising out of HMI's public announcement on February 27, 1996 that HMI would have to restate its financial statements for prior periods as a result of certain accounting irregularities. HMI is fully cooperating with this investigation and has responded to the requests of the Commission for documentary evidence.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):


      The outcomes of certain of the foregoing lawsuits and the investigation with respect to HMI are uncertain and the ultimate outcomes could have a material adverse affect on the Company.

      The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows, or results of operations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.   OPERATIONS BY GEOGRAPHIC AREAS:

      The following table presents certain financial information by geographic areas of operations for the eleven months ended September 30, 1997. Prior to fiscal 1997 the Company did not operate outside the United States.


                                                 ELEVEN MONTHS ENDED SEPTEMBER 30, 1997
                                        ------------------------------------------------------
                                            UNITED          UNITED
                                            STATES          KINGDOM                TOTAL
                                        --------------  ------------------   -----------------

Revenues                                  $ 73,597             $19,847             $93,444
                                        ==============  ==================   ===============

Operating (loss) profit                   $(12,790)             $1,775            $(11,015)
                                        ==============  ==================

General corporate expenses                                                         (24,385)
                                                                                ------------
Operating income                                                                   (35,400)

Interest expense, net                                                               (2,413)
                                                                                ------------

(Loss) before income taxes                                                        $(37,813)
                                                                               =============

Identifiable assets, September 30, 1997   $ 51,585             $108,325           $159,910
                                        ===============  ==================

Advances to and investments in HMI                                                  22,367

Corporate assets                                                                    19,004
                                                                                  ---------

Total assets at September 30, 1997                                                $201,281
                                                                                  =========


13.   PROFIT SHARING PLAN

      The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, concerning all U.S. employees who meet certain requirements. These requirements include, among other things, at least one year of service and attainment of the age of 21.

      The plan operates as a salary reduction plan whereby participants contribute anywhere from 1% to 15% of their compensation, not to exceed the maximum available under the code.

      The Company may make an additional contribution at its discretion which will always be in the form of its common stock. The Company's contributions to the plan were $54 and $8 for the years ended
      December 31, 1996 and 1995, respectively.


14.   SUBSEQUENT EVENTS

      On October 13, 1997, the Company together with HPII submitted a proposal to Apria Healthcare Group, Inc. ("Apria") in connection with a potential strategic combination between the Company and Apria. The terms of the offer were $18.00 ($14.00 in cash and $4.00 in market value of the combined entity's common stock) in exchange for each outstanding share of Apria common stock. Apria provides and/or manages comprehensive integrated home care services through approximately 350 branch locations in all 50 states with net revenues of $1.2 billion for the year ended December 31, 1996. There can be no assurance that the Company's proposal will be accepted, or if accepted, when a transaction will be consummated.

                         TRANSWORLD HEALTHCARE, INC.
                       QUARTERLY FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

         The following table presents the comparative quarterly results for the eleven months ended September 30, 1997 and the year ended October 31, 1996:


      1997 quarter ended                       January 31,        April 30,        July 31,         September 30,     Total
      ------------------                       -----------        ---------        --------         -------------     -----

Total revenues                                    $20,297           $20,669          $23,439            $29,039      $93,444
                                                  =======           =======          =======            =======      =======

Gross profit                                      $10,808           $10,419          $10,865             $9,965      $42,057
                                                  =======           =======          =======            =======      =======

Net income (loss)                                  $1,123              $233         $(30,387)           $(3,704)    $(32,735)
                                                  =======           =======          =======            =======      =======

Primary net income (loss) per
   share of common stock(2)(3)                      $0.10             $0.02         $  (1.89)            $(0.24)      $(2.56)
                                                  =======           =======          =======            =======      =======

Fully diluted net income (loss)
   per share of common
   stock (2)(3):                                    $0.10             $0.02         $  (1.89)            $(0.24)      $(2.56)
                                                  =======           =======          =======            =======      =======


      1996 quarter ended                        January 31,        April 30,        July 31,        October 31,         Total
      ------------------                        -----------        ---------        --------        -----------         -----

Total revenues                                    $19,644           $17,522          $19,236            $19,902      $76,304
                                                  =======           =======          =======            =======      =======

Gross profit                                      $10,700           $ 9,622          $10,421            $10,881      $41,624
                                                  =======           =======          =======            =======      =======

Income before extraordinary loss(1)                  $821              $119             $292               $786       $2,018
                                                  =======           =======          =======            =======      =======

Net income (loss)                                    $821              $119          $(1,050)           $   693       $  583
                                                  =======           =======          =======            =======      =======

Primary income per share of common
 stock(2)(3):

Income before extraordinary loss(1)              $   0.12           $  0.02         $   0.04            $  0.07      $  0.26

Extraordinary loss on early
 extinguishment of debt(1)                                                             (0.19)             (0.01)       (0.18)
                                                ---------           -------         --------             -------     -------

Net income (loss) per share of
 common stock                                    $   0.12           $  0.02          $ (0.15)           $  0.06      $  0.08
                                                  =======           =======          =======            =======      =======

Fully diluted income per share of
 common stock(2)(3):


Income before extraordinary loss(1)              $   0.12           $  0.02           $ 0.04            $  0.07     $   0.25

Extraordinary loss on early
 extinguishment of debt(1)                                                             (0.19)             (0.01)       (0.18)
                                                ---------           -------         --------             -------     -------

Net income (loss) per share of
 common stock                                    $   0.12           $  0.02           $(0.15)           $  0.06      $  0.07
                                                  =======           =======          =======            =======      =======

(1) See Note 5 to the Consolidated Financial Statements regarding extraordinary loss. Amounts booked to extraordinary loss in the fourth quarter of fiscal 1996 relate to a change in estimate for the income tax benefit.
(2) The sum of the per share amounts for the quarters does not necessarily equal that of the year because of computations are made independently.
(3) Weighted average shares have been restated for the three months ended January 31, 1996, April 30, 1996, July 31, 1996, October 31, 1996,
      January 31, 1997 and April 30, 1997 and for the year ended October 31, 1996 to give effect to a market price guarantee under an acquisition agreement. The effects of this restatement was to decrease previously reported primary and fully diluted income before extraordinary loss and net income per share by $0.01 for the quarter ended January 31, 1997 and to decrease fully diluted income before extraordinary loss and extraordinary loss per share by $0.01 for the year ended October 31, 1996.

TRANSWORLD HEALTHCARE, INC.
(IN THOUSANDS)

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


         Column A                  Column B                      Column C                       Column D           Column E

----------------------------   ----------------   --------------------------------------   ------------------  ----------------
                                                           Additions Charged to
                                                  --------------------------------------
                                  Balance at                                                                      Balance at
                                  Beginning           Cost and                Other                                 End of
        Description                of Period          Expenses              Accounts           Deductions           Period
----------------------------   ----------------   ----------------      ----------------   ------------------  ----------------


Allowance for doubtful
accounts:

   Eleven months ended
     September 30, 1997              $5,471            $13,071                 $155(B)            $6,788            $11,909

   Year ended
     October 31, 1996                 5,137              6,394                   70(B)             6,130(A)           5,471

   Year ended
      October 31, 1995                4,009              5,732                    5(B)             4,609(A)           5,137




     (A) Doubtful accounts written, off, net of recoveries and amounts related to acquisitions.

     (B)   Assumed in acquisitions.