Form 10-Q
period 1997-12-31
TRANSWORLD HEALTHCARE INC
filed 1998-02-13
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1997

                         Commission File Number 1-11570
         -------------------------------------------------------------

                          Transworld HealthCare, Inc.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       New York                                          13-3098275
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                  555 Madison Avenue, New York, New York 10022
                  --------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 750-0064

       ------------------------------------------------------------------

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

                                  YES X  NO____
                                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at February 10, 1998
 ------------                                 --------------------------------
 Common Stock                                        16,384,515 Shares

                          Transworld HealthCare, Inc.
                       First Quarter Report On Form 10-Q
                       ---------------------------------
                               Table of Contents
                               ------------------

                  Part I.                                                 Page
                                                                          ----
Item 1.    Financial Statements (Unaudited)..............................  3

                  Condensed Consolidated Balance Sheets
                           December 31, 1997 and September 30, 1997......  4
                  Condensed Consolidated Statements of Operations
                           For the Three Months Ended December 31, 1997
                           and January 31, 1997..........................  5
                  Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended December 31, 1997
                           and January 31, 1997..........................  6
                  Notes to Condensed Consolidated Financial
                           Statements....................................  7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................  16

                  Part II.

Item 5.    Other Information.............................................  24

Item 6.    Exhibits and Reports on Form 8-K..............................  24

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

                                     PART I


Item 1.                    Financial Statements (Unaudited)


                  The financial statements of Transworld HealthCare, Inc. (the "Company") begin on page 4.

                          TRANSWORLD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                          1997              1997
                                                                       ------------     -------------
                                     ASSETS
Current assets:
  Cash and temporary investments                                        $  11,131         $  10,626
  Accounts receivable, less allowance for doubtful
    accounts of $11,827 and $11,909                                        31,465            31,475
  Inventories                                                               4,344             3,226
  Investment in Health Management, Inc.                                     4,289            22,367
  Prepaid income taxes                                                      2,972             2,742
  Deferred income taxes                                                     6,530             6,530
  Prepaid expenses and other current assets                                 5,368             6,093
                                                                        ---------         ---------

         Total current assets                                              66,099            83,059

Property & equipment, net                                                   9,099             8,448
Intangible assets, net of accumulated amortization of
  $4,065 and $3,283                                                       105,534           103,385
Deferred income taxes                                                       2,356             2,356
Other assets                                                                3,810             4,033
                                                                        ---------         ---------

         Total assets                                                   $ 186,898         $ 201,281
                                                                        =========         =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including obligations
    under capital leases                                                $   1,546         $  25,051
  Accounts payable                                                          7,698             7,844
  Accrued expenses, related parties                                         7,500             7,500
  Accrued expenses                                                         14,198            13,672
  Income taxes payable                                                      1,559             2,387
  Acquisitions payable                                                        500               194
                                                                        ---------         ---------

         Total current liabilities                                         33,001            56,648

Long-term debt, including obligations under capital leases                 61,391            61,400
Deferred income taxes and other                                             1,402             1,328
                                                                        ---------         ---------

         Total liabilities                                                 95,794           119,376
                                                                        ---------         ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    30,000 shares, issued and outstanding
    16,337 and 15,300 shares                                                  163               153
  Additional paid-in capital                                              118,245           111,774
  Translation adjustment                                                      179            (2,192)
  Retained deficit                                                        (27,483)          (27,830)
                                                                        ---------         ---------

         Total stockholders' equity                                        91,104            81,905
                                                                        ---------         ---------

         Total liabilities and stockholders' equity                     $ 186,898         $ 201,281
                                                                        =========         =========

           See notes to condensed consolidated financial statements.
                                     Page 4

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 Three Months Ended
                                                             ----------------------------
                                                             December 31,     January 31,
                                                                1997              1997
                                                             ------------     -----------
Revenues:
    Net respiratory, medical equipment and supplies sales      $18,307          $12,228
    Net patient services                                        16,530            4,765
    Net infusion services                                        2,968            3,304
                                                               -------          -------
          Total revenues                                        37,805           20,297
                                                               -------          -------
Cost of revenues:
    Respiratory, medical equipment and supplies sales           10,256            5,013
    Patient services                                            11,421            2,471
    Infusion services                                            1,849            2,005
                                                               -------          -------
          Total cost of revenues                                23,526            9,489
                                                               -------          -------
          Gross profit                                          14,279           10,808

Selling, general and administrative expenses                    12,039            8,486
                                                               -------          -------
          Operating income                                       2,240            2,322

Interest income                                                   (195)            (682)
Interest expense                                                 1,741              998
                                                               -------          -------
          Income before income taxes                               694            2,006

Provision for income taxes                                         347              883
                                                               -------          -------
          Net income                                           $   347          $ 1,123
                                                               =======          =======
Net income per share of common stock:
    Basic                                                      $   .02          $   .11
                                                               =======          =======
    Diluted                                                    $   .02          $   .10
                                                               =======          =======
Weighted average number of common shares outstanding:
    Basic                                                       16,628           10,315
                                                               =======          =======
    Diluted                                                     17,130           11,194
                                                               =======          =======

           See notes to condensed consolidated financial statements.
                                     Page 5

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                            ----------------------------
                                                                            December 31,     January 31,
                                                                               1997              1997
                                                                            ------------     -----------
Cash flows from operating activities:
     Net income                                                               $    347        $  1,123
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                          1,272             686
          Provision for doubtful accounts                                        1,847           1,529
          Amortization of debt discount and issuance costs                         287             197
          Debt issuance costs                                                                     (500)
     Changes in assets and liabilities:
          Increase in account receivable                                        (1,581)         (4,695)
          Increase in inventories                                               (1,094)           (275)
          Increase in prepaid expenses and other assets                           (723)           (117)
          (Decrease) increase in accounts payable and other liabilities         (1,001)            556
                                                                              --------        --------
               Net cash in operating activities                                   (646)         (1,496)
                                                                              --------        --------
Cash flows from investing activities:
     Capital expenditures                                                       (1,027)           (410)
     Proceeds from sale of Health Management, Inc.'s assets                     24,725
     Investment in Health Management, Inc.                                      (6,319)        (30,227)
     Proceeds from sale of subsidiary                                            1,204
     Acquisitions-net of cash acquired                                            (481)
     Payments on acquisition payable                                               (79)         (1,677)
                                                                              --------        --------
               Net cash provided by (used in) in investing activities           18,023         (32,314)
                                                                              --------        --------
Cash flows from financing activities:
     Payments on revolving loan                                                (23,500)
     Borrowing under revolving loan                                                             31,347
     Stock options and warrants exercised, including tax benefit                 6,481              83
     Other, net                                                                    (15)             31
                                                                              --------        --------
               Net cash (used in) provided by financing activities             (17,034)         31,461
                                                                              --------        --------
Effect of exchange rate on cash                                                    162
                                                                              --------        --------
Increase (decrease) in cash                                                        505          (2,349)

Cash and temporary investment, beginning of period                              10,626           4,598
                                                                              --------        --------
Cash and temporary investment, end of period                                  $ 11,131        $  2,249
                                                                              ========        ========
Supplemental cash flow information:
     Cash paid for interest                                                   $  1,519        $    311
                                                                              ========        ========
     Cash paid for income taxes                                               $  1,414        $     28
                                                                              ========        ========

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

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1997.

         The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997. Quarterly information presented for prior periods is based upon the Company's former fiscal year end and it has been deemed not practicable to include comparable prior period information based upon the Company's current fiscal year end of September 30. There were no factors which affected the comparability of the information or trends reflected. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 1997 and January 31, 1997 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.


Note 2:  Earnings Per Share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding, after giving effect to contingently issuable shares. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to contingently issuable

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 2:  Earnings Per Share (cont.)

shares and dilutive stock options and warrants using the treasury stock method. EPS data presented for the three months ended January 31, 1997 has been restated to reflect the provisions of SFAS No. 128.

         The earnings per share calculations for the three months ended December 31, 1997 and January 31, 1997, were computed as follows:

                                                                          THREE MONTHS ENDED
                                                             DECEMBER 31, 1997          JANUARY 31, 1997
                                                          ------------------------   ------------------------

Net income                                                                   $347                     $1,123
                                                          ========================   ========================


Weighted average number of shares outstanding                              15,557                      9,994

Weighted average number of shares
   contingently issuable per agreements                                     1,071                        321
                                                          ------------------------   ------------------------

Weighted average number of shares
   used in basic calculation                                               16,628                     10,315

Incremental shares, after application of treasury
   stock method, of stock options and warrants                                502                        879
                                                          ------------------------   ------------------------

Weighted average number of shares
   used in diluted calculation                                             17,130                     11,194
                                                          ========================   ========================


Net income per share of common stock:
   Basic                                                                   $  .02                     $  .11

                                                          ========================   ========================
   Diluted                                                                 $  .02                     $  .10
                                                          ========================   ========================



Note 3:  Business Combinations and Disposals

         The acquisitions of Omnicare Group, plc ("Omnicare") at the end of June 1997 and Allied Medicare Limited ("Allied") effective June 23, 1997 have been accounted for using the purchase method of accounting. The results of operations for Omnicare and Allied have been included in the financial statements from their respective dates of acquisition.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 3:  Business Combinations and Disposals (cont.)

         The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied on November 1, 1996. The pro forma results are based on the historical financial statements of the Company for the three months ended January 31, 1997, Omnicare for the three months ended March 31, 1997 and Allied for the twelve weeks ended January 5, 1997.

         The unaudited pro forma information in not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on November 1, 1996 or that may occur in the future.


                                                   Three Months Ended
                                                    January 31, 1997
                                           ------------------------------------

Net revenues                                           $36,773

Net income                                               1,574

Net income per share of common stock:

   Basic                                                  $.15
   Diluted                                                $.14


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

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 3:  Business Combinations and Disposals (cont.)

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of the Merger Agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company sold substantially all of the businesses and operations of HMI in an asset sale (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000. Of the $40,000 proceeds, $30,000 was received in cash at closing with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500 held in escrow for post-closing adjustments. As of December 31, 1997 an aggregate of $30,505 was received, of which $23,500 was used to reduce the senior secured debt owed by the Company under the Credit Facility (as defined in Note 4), $2,800 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale, as well as to satisfy liabilities and wind-down costs not assumed by Counsel. The Company also amended its Credit Facility on October 1, 1997 to accommodate the merger with HMI and the sale to Counsel. At December 31, 1997 and September 30, 1997 the estimated net realizable value of the investment in HMI was $4,289 and $22,367, respectively, and was included in current assets as HMI was held for sale. At December 31, 1997 the investment in HMI represents primarily the remaining receivable from the Asset Sale offset by liabilities and wind-down costs not assumed by Counsel.

         Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.


Note 4:  Debt

         The Company amended its $100,000 senior secured revolving credit facility (the "Credit Facility") during the three months ended December 31, 1997 to accommodate, among other things, the merger with HMI and the Asset Sale and to adjust certain covenants for fiscal 1997 and for fiscal periods beginning October 1, 1997.

         As of September 30, 1997, $25,000 of the Credit Facility was classified as current, as the Credit Facility, as amended, required repayment of $25,000 from the proceeds of the Asset Sale, of which $23,500 was paid during the first quarter of fiscal 1998. Accordingly, as of December 31, 1997, $1,500 of the Credit Facility, was classified as current.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 5:  Stockholders' Equity

         In the first quarter of fiscal 1998, 960 public warrants (total 1,100) were exercised for aggregate proceeds of $6,041. The remaining warrants expired on December 8, 1997. In addition, other warrants (69) were exercised for aggregate proceeds of $440.

         Hyperion Partners II L.P. ("HPII") has purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares will be the lesser of $7 5/8 and the closing price of the Company's common stock on the last trading day prior to the date of issuance. The value of the AP Shares is currently estimated to be approximately $7,500 which was recorded in accrued expenses, related parties on the accompanying balance sheet. Completion of this transaction is subject to customary closing conditions including shareholder approval to be at a special meeting of shareholders of the Company. Accordingly, for purposes of earnings per share calculations, the contingently issuable shares of the Company's common stock under this transaction have been included in both basic and diluted earnings per share calculations for the three month period ended December 31, 1997 (See Note 2).


Note 6:  Commitments and Contingencies

         The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisiton Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc., and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action was commenced on December 4, 1997, with the filing of a Summons with Notice of Compliant against the Company, Transworld Acqusition Corp. ("Acquisition") and Hyperion Partners L.P. The Complaint contains, among claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. ("PromptCare") for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action seeks compensatory damages of $3,275 and punitive damages of $5,000. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 6:  Commitments and Contingencies (cont.)

         On July 11 and July 22, 1997, the Company's Respiflow, Inc. ("Respiflow") and MK Diabetic Support Services, Inc. ("MK Diabetic") subsidiaries, respectively, each received a letter (the "Audit Letter") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letter indicates, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to durable medical equipment companies. The Company has been informed that the audit has been extended to cover the Company's DermaQuest, Inc. subsidiary. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in each of the Audit Letters. While the Company believes that its former arrangements with durable medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof. There can be no assurance that such amount, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         On November 19, 1997, the Company was notified by the Office of the United States Attorney for the Eastern District of Texas that it, Respiflow and MK Diabetic (subsidiaries of the Company), and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene in and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         Effective October 1, 1997, the Company owned 100% of the common stock of HMI.

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


Note 6:  Commitments and Contingencies (cont.)

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

         Certain of HMI's current and former officers and directors were named as defendants, and HMI was named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (ADS). The consolidated action alleged claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. A Stipulation and Order of Voluntary Dismissal with Prejudice of this action was filed on February 7, 1998.

         BDO Seidman, LLP was named as a defendant, and HMI was named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleged claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made. A stipulation providing for the discontinuation of this action with prejudice was entered into between the parties on November 24, 1997.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 6:  Commitments and Contingencies (cont.)

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs were to have responded to such motion by February 11, 1998 and the defendants reply brief is due on March 20, 1998.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150. HMI filed its answer to that suit on December 23, 1997.

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


Note 6:  Commitments and Contingencies (cont.)

         The outcomes of certain of the foregoing lawsuits and the investigation with respect to HMI are uncertain and the ultimate outcomes could have a material adverse affect on the Company.

         The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows or results of operations.


Note 7.  Subsequent Events

         On October 13, 1997, the Company together with HPII submitted a proposal to Apria Healthcare Group, Inc. ("Apria") in connection with a potential strategic combination between the Company and Apria. On February 4, 1998, Apria announced that it was pursuing a transaction with another investor group.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

         The Company changed its fiscal year to end on September 30 from October 31, the Company's prior fiscal year end. This has resulted in the quarterly information for the three months ended December 31, 1997 being compared with prior period quarterly information for the three months ended January 31, 1997. The Company has decided that it is not practicable to include financial statements for corresponding periods of the prior year. There were no factors which affected the comparability of the information or trends reflected.


Results of Operations
---------------------

   THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED JANUARY 31, 1997

         Revenues. Total revenues increased by $17,508,000 or 86.3% to $37,805,000 for the three months ended December 31, 1997 from $20,297,000 for the three months ended January 31, 1997. This increase was primarily attributable to the inclusion of results for Omnicare Group, plc ("Omnicare") ($6,231,000) and Allied Medicare Limited ("Allied") ($14,043,000) (sometimes collectively referred to herein as the "U.K. Operations") for the three months ended December 31, 1997. This increase was partly offset by decreases in patient service revenues primarily attributable to the sale in July 1997 of the Company's Radamerica, Inc. ("Radamerica") subsidiary ($1,838,000).
(See below for discussion of anticipated reimbursement changes).

         Cost of Revenues. Cost of revenues increased by $14,037,000 to $23,526,000 for the three months ended December 31, 1997 from $9,489,000 for the three months ended January 31, 1997. As a percentage of total revenues, cost of revenues increased to 62.2% from 46.8% for the three months ended December 31, 1997 and January 31, 1997, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (56.0% for the three months ended December 31, 1997 versus 41.0% for the three months ended January 31, 1997), increased for patient services (69.1% for the three months ended December 31, 1997 versus 51.9% for the three months ended January 31, 1997) and increased for infusion services (62.3% for the three months ended December 31, 1997 versus 60.7% for the three months ended January 31, 1997). The increases in the respiratory, medical equipment and supplies sales are principally attributable to the inclusion of Omnicare's results in the three months ended December 31, 1997 which carry a higher cost of revenues (71.3%) than the U.S. respiratory, medical equipment and supplies sales operations (48.2%) as well as an increase in the mix of higher cost products at the Company's specialty mail-order pharmacy and medical supplies operations. The increase in patient services costs are the result of the sale of Radamerica in July 1997 which carried a lower cost of service (26.3%) and the inclusion of Allied's results in the three months ended December 31, 1997 which carry cost of revenues of 69.2%.

-----------------------------

         Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips became effective January 1, 1998. This reduction is expected to increase cost of revenues as a percentage of revenues and decrease gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction. The amount of the impact will be dependent upon product mix, the amount of product cost concessions that the Company is able to obtain from its suppliers and the number of patients serviced whose primary insurance coverage is Medicare.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $3,553,000 to $12,039,000 (41.9%) for the three months ended December 31, 1997 from $8,486,000 for the three months ended January 31, 1997. This increase was primarily due to the inclusion of the U.K. Operations ($4,380,000) partially offset by the sale of Radamerica ($937,000). Included in S,G&A for the three months ended December 31, 1997 is $629,000 of intangible amortization (primarily goodwill) related to the acquisition of the U.K. Operations which was not included in the comparable prior year period.

         Interest Income. Interest income decreased by $487,000 to $195,000 for the three months ended December 31, 1997 from $682,000 for the three months ended January 31, 1997. This decrease was attributable to interest income earned under a credit agreement with HMI ($668,000) in the first quarter of fiscal 1997 offset by interest earned in the first quarter of fiscal 1998 on a higher level of funds invested than in the first quarter of fiscal 1997.

         Interest Expense. Interest expense increased by $743,000 to $1,741,000 for the three months ended December 31, 1997 from $998,000 for the three months ended January 31, 1997. This increase was primarily due to the increase in borrowings under the Company's Credit Facility (as defined herein).

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 50.0% for the three months ended December 31, 1997 and 44.0% for the three months ended January 31, 1997. The increase from the prior year is attributable to higher levels of non-deductible expenses, primarily amortization of intangibles offset by a lower statutory tax rate for the U.K. Operations (31%).

         Net Income. As a result of the foregoing, the Company had a net income of $347,000 for the three months ended December 31, 1997 compared to a net income of $1,123,000 for the three months ended January 31, 1997.

Liquidity and Capital Resources
-------------------------------

         During the three months ended December 31, 1997 the Company utilized $646,000 in operating activities and recognized $18,023,000 from investing activities as follows: $24,725,000 received from the Asset Sale (as defined herein) partly offset by $6,319,000 paid to complete the merger with HMI as well as for fees and expenses in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $1,204,000 received in connection with the sale of Radamerica; net of the utilization of $1,027,000 for capital expenditures and $560,000 for acquisitions. Funds generated by investing activities along with net proceeds of $6,481,000 from the exercise of the Company's warrants were used to reduce the Company's borrowings under the Credit Facility by $23,500,000 and to fund operating activities.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 1997 and September 30, 1997, $31,465,000 (16.8%) and $31,475,000 (15.6%), respectively, of the Company's total assets consisted of accounts receivable all of which are substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 1997 and September 30, 1997, the Company's average DSOs were relatively constant at 75 and 80, respectively.

         Credit Facility. Loans under the Company's $100,000,000 senior secured revolving credit facility (the "Credit Facility") are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of December 31, 1997 and February 10, 1998, Eurodollar Rate borrowings bore interest at rates of 7.94% to 7.97% and 7.57% to 7.63%, respectively. The Company reduced its outstanding borrowings under the Credit Facility by $23,500,000 during the three months ended December 31, 1997. As of December 31, 1997, the Company had $62,855,000 outstanding under the Credit Facility. The unused portion of the Credit Facility was $37,145,000 as of December 31, 1997.

---------------------------------------

         Under the Credit Facility, as amended, the Company is required to make minimum payments of $500,000 and $1,000,000 on or before February 28, 1998 and June 30, 1998 respectively. Accordingly, $1,500,000 has been classified as current.

         Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. The Company amended the Credit Facility during the three months ended December 31, 1997 to accommodate, among other things, the merger with HMI and the Asset Sale and to adjust certain covenants for fiscal 1997 and for fiscal periods beginning October 1, 1997. At December 31, 1997 the Company was in compliance with all financial convenants contained in the Credit Facility.

         Sale of Radamerica. The Company finalized the sale of its Radamerica subsidiary resulting in additional proceeds of $1,204,000, which were received during November 1997.

         Acquisition of HMI/Sale to Counsel. On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the previously announced merger with HMI. Under the terms of the merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the sale of substantially all of the businesses and operations of HMI (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000,000. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. Of the $30,000,000 proceeds received at closing, $23,500,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale as well as to satisfy liabilities not assumed by Counsel. As of February 10, 1998, the Company received $4,356,000 of the $7,500,000 to be paid in connection with the collection of HMI's account receivable, existing at the date of sale.

         Pursuant to the Asset Sale, Counsel will not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Litigation" with respect to certain legal proceedings concerning HMI), have been considered in determining the net realizable value of the HMI investment at December 31,1997.

---------------------------------------

         HMI Payables. Hyperion Partners II L.P. ("HPII") has purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300,000 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares of the Company's common stock (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares will be the lower of $7.625 or the market value of the Company's common stock at the close of the last trading day before the closing of the AP Stock Purchase Agreement. The value of the AP Shares is currently estimated to be approximately $7,500,000. Completion of this transaction is subject to customary closing conditions including shareholder approval to be at a special meeting of the shareholders.

         Litigation. The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acqusition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action was commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The Complaint contains, among claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc.("PromptCare") for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action seeks compensatory damages of $3,275,000 and punitive damages of $5,000,000. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         On July 11 and July 22, 1997, the Company's Respiflow, Inc. ("Respiflow") and MK Diabetic Support Services, Inc. ("MK Diabetic") subsidiaries, respectively, each received a letter (the "Audit Letters") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letters indicate, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to home medical equipment companies. The Company has been informed that the audit has been extended to cover the Company's DermaQuest, Inc. subsidiary. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in the Audit Letters. While the Company believes that its former arrangements with home medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof. There can be no assurance that such amount, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

---------------------------------------

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

         Effective October 1, 1997, the Company owned 100% of the common stock of HMI.

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

         Certain of HMI's current and former officers and directors were named as defendants, and HMI was named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (ADS). The consolidated action alleged claims for breach of fiduciary

---------------------------------------

duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. A Stipulation and Order of Voluntary Dismissal with Prejudice of this action was filed on February 7, 1998.

         BDO Seidman, LLP was named as a defendant, and HMI was named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleged claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of HMI's previous securities filings. BDO Seidman, LLP was HMI's auditor at the time those filings were made. The stipulation providing for the discontinuation of this action with prejudice was entered into between the parties on November 24, 1997.

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al., v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs were to have responded to such motion by February 11, 1998 and the defendants reply brief is due on March 20, 1998.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000,000. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150,000. HMI filed its answer to that suit on December 23, 1997.

---------------------------------------

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

         The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows or results of operations.

                                    PART II


Item 5.           Other Information.

                  Effective January 5, 1998 Robert W. Fine resigned his positions as President and Chief Operating Officer of the Company. The Company has entered into a resignation agreement and a six-month consulting agreement with Mr. Fine.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           10.1 Ninth Amendment to Credit Agreement, dated as of February 5, 1998, between the Company and Bankers Trust Company.

                           10.2 Agreement between the Company and Robert W. Fine relating to resignation, effective as of January 5, 1998.

                           10.3 Consulting Agreement between the Company and Robert W. Fine, effective January 5, 1998.

                           27     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company filed on or about October 10, 1997 a Form 8-K dated October 1, 1997.

                           The Company filed on or about October 16, 1997 a Form 8-K dated October 13, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 1998


                                   TRANSWORLD HEALTHCARE, INC.

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

                                 EXHIBIT INDEX


Exhibit                               Description

10.1 Ninth Amendment to Credit Agreement, dated as of February 5, 1998, between the Company and Bankers Trust Company.

10.2 Agreement between the Company and Robert W. Fine relating to resignation, effective as of January 5, 1998.

10.3 Consulting Agreement between the Company and Robert W. Fine, effective January 5, 1998.

27             Financial Data Schedule