Form 10-Q
period 1998-03-31
TRANSWORLD HEALTHCARE INC
filed 1998-05-14
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1998

                         Commission File Number 1-11570
         -------------------------------------------------------------

                          Transworld Healthcare, Inc.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                             13-3098275
-------------------------------                              -------------------
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

                         Transworld HealthCare, Inc.
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                              Outstanding at May 8, 1998
------------                                          --------------------------
Common Stock                                               17,535,076 Shares

                          Transworld Healthcare, Inc.
                       Second Quarter Report On Form 10-Q
                       ----------------------------------
                               Table of Contents
                               -----------------


               Part I.                                                 Page
                                                                       ----
Item 1.  Financial Statements (Unaudited)..............................  3

               Condensed Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997............  4
               Condensed Consolidated Statements of Operations
                      For the Three and Six Months Ended
                      March 31, 1998 and April 30, 1997................  5
               Condensed Consolidated Statements of Cash Flows
                      For the Six Months Ended March 31, 1998
                      and April 30, 1997...............................  6
               Notes to Condensed Consolidated Financial
                      Statements.......................................  7


Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................... 17

               Part II.

Item 1.  Legal Proceedings............................................. 27

Item 4.  Submission of Matters to a Vote of Security Holders........... 27

Item 6.  Exhibits and Reports on Form 8-K.............................. 28

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

                                     PART I

Item 1. Financial Statements (Unaudited)


     The financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

                          TRANSWORLD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             MARCH 31,  SEPTEMBER 30,
                                                               1998          1997
                                                             ---------    ---------
                                    ASSETS
Current assets:
  Cash and temporary investments                             $  14,156    $  10,626
  Accounts receivable, less allowance for doubtful
    accounts of $12,680 and $11,909                             34,659       31,475
  Inventories                                                    3,347        3,226
  Investment in Health Management, Inc.                            463       22,367
  Prepaid income taxes                                           1,426        2,742
  Deferred income taxes                                          6,530        6,530
  Prepaid expenses and other current assets                      6,418        6,093
                                                             ---------    ---------
         Total current assets                                   66,999       83,059

Property & equipment, net                                        9,248        8,448
Intangible assets, net of accumulated amortization of
  $4,876 and $3,283                                            105,776      103,385
Deferred income taxes                                            2,356        2,356
Other assets                                                     3,527        4,033
                                                             ---------    ---------
         Total assets                                        $ 187,906    $ 201,281
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt, including obligations
    under capital leases                                     $   1,037    $  25,051
  Accounts payable                                               7,505        7,844
  Accrued expenses, related parties                              6,956        7,500
  Accrued expenses                                              15,609       13,672
  Income taxes payable                                           2,018        2,387
  Acquisitions payable                                             251          194
                                                             ---------    ---------
         Total current liabilities                              33,376       56,648

Long-term debt, including obligations under capital leases      61,382       61,400
Deferred income taxes and other                                  1,402        1,328
                                                             ---------    ---------

         Total liabilities                                      96,160      119,376
                                                             ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding
    16,386 and 15,300 shares                                       164          153
  Additional paid-in capital                                   118,252      111,774
  Translation adjustment                                         1,408       (2,192)
  Retained deficit                                             (28,078)     (27,830)
                                                             ---------    ---------

         Total stockholders' equity                             91,746       81,905
                                                             ---------    ---------

         Total liabilities and stockholders' equity          $ 187,906    $ 201,281
                                                             =========    =========


           See notes to condensed consolidated financial statements.
                                     Page 4

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            --------------------    --------------------
                                                            MARCH 31,  APRIL 30,    MARCH 31,   APRIL 30,
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
Revenues:
    Net respiratory, medical equipment and supplies sales   $ 17,369    $ 13,226    $ 35,676    $ 25,454
    Net patient services                                      17,470       4,651      34,000       9,416
    Net infusion services                                      2,484       2,792       5,452       6,096
                                                            --------    --------    --------    --------
          Total revenues                                      37,323      20,669      75,128      40,966
                                                            --------    --------    --------    --------

Cost of revenues:
    Respiratory, medical equipment and supplies sales          9,984       5,932      20,240      10,945
    Patient services                                          12,189       2,312      23,610       4,783
    Infusion services                                          1,925       2,006       3,774       4,011
                                                            --------    --------    --------    --------
          Total cost of revenues                              24,098      10,250      47,624      19,739
                                                            --------    --------    --------    --------
          Gross profit                                        13,225      10,419      27,504      21,227

Selling, general and administrative expenses                  12,471       8,518      24,510      17,004
Special charges                                                  554                     554
Equity in losses of Health Management, Inc., net                             296                     296
                                                            --------    --------    --------    --------
          Operating income                                       200       1,605       2,440       3,927

Interest income                                                 (147)       (426)       (342)     (1,108)
Interest expense                                               1,537       1,115       3,278       2,113
                                                            --------    --------    --------    --------
          (Loss) income before income taxes                   (1,190)        916        (496)      2,922

(Benefit) provision for income taxes                            (595)        683        (248)      1,566
                                                            --------    --------    --------    --------
          Net (loss) income                                 $   (595)   $    233    $   (248)   $  1,356
                                                            ========    ========    ========    ========
Net (loss) income per share of common stock:
    Basic                                                   $   (.03)   $    .02    $   (.01)   $    .13
                                                            ========    ========    ========    ========
    Diluted                                                 $   (.03)   $    .02    $   (.01)   $    .12
                                                            ========    ========    ========    ========
Weighted average number of common shares outstanding:
    Basic                                                     17,529      10,881      17,118      10,594
                                                            ========    ========    ========    ========
    Diluted                                                   17,529      11,635      17,118      11,412
                                                            ========    ========    ========    ========



           See notes to condensed consolidated financial statements.
                                     Page 5

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                      --------------------
                                                                      MARCH 31,  APRIL 30,
                                                                        1998       1997
                                                                      --------    --------
Cash flows from operating activities:
    Net (loss) income                                                 $   (248)   $  1,356
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                                3,163       1,795
            Provision for doubtful accounts                              3,659       3,129
            Equity in losses of Health Management, Inc.                                637
            Payments for debt issuance costs                               (17)       (500)
    Changes in assets and liabilities:
            Increase in accounts receivable                             (6,448)    (11,315)
            Increase in inventories                                        (82)       (156)
            Increase in prepaid expenses and other assets                 (180)     (2,717)
            Increase in accounts payable and other liabilities             283       1,261
                                                                      --------    --------
                Net cash provided by (used in) operating activities        130      (6,510)
                                                                      --------    --------

Cash flows from investing activities:
    Capital expenditures                                                (1,688)       (683)
    Notes receivable issued                                                            (70)
    Payments received from the sale of Health Management, Inc.          30,794       2,032
    Advances to and investment in Health Management, Inc.               (8,799)    (34,177)
    Proceeds from sale of subsidiary                                     1,204
    Purchase of subsidiaries - net of cash acquired                       (480)
    Payments on acquisition payable                                       (330)     (1,706)
                                                                      --------    --------
                Net cash provided by (used in) investing activities     20,701     (34,604)
                                                                      --------    --------

Cash flows from financing activities:
    Borrowings under revolving loan                                                 33,847
    Payments on revolving loan                                         (24,000)    (10,883)
    Proceeds from long-term debt                                                        47
    Proceeds from stock issuance                                                    50,650
    Stock options and warrants exercised, including tax benefit          6,508         293
    Other, net                                                             (50)       (175)
                                                                      --------    --------
                Net cash (used in) provided by financing activities    (17,542)     73,779
                                                                      --------    --------

Effect of exchange rate on cash                                            241
                                                                      --------    --------

Increase in cash                                                         3,530      32,665

Cash and temporary investments, beginning of period                     10,626       4,598
                                                                      --------    --------

Cash and temporary investments, end of period                         $ 14,156    $ 37,263
                                                                      ========    ========

Supplemental cash flow information:

  Cash paid for interest                                              $  2,811    $  1,308
                                                                      ========    ========
  Cash paid for income taxes                                          $  1,431    $  1,028
                                                                      ========    ========

           See notes to condensed consolidated financial statements.

                          TRANSWORLD HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)


Note 1: Basis of Presentation

     Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of home health care services and products with operations in the United States and the United Kingdom. The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy.

     The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the eleven months ended September 30, 1997.

     The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997. Three and six month information presented for prior periods is based upon the Company's former fiscal year end and it has been deemed not practicable to include comparable prior period information based upon the Company's current fiscal year end of September 30. There were no factors which affected the comparability of the information or trends reflected. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 1998 and April 30, 1997 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.


Note 2: Earnings Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per

                                 TRANSWORLD HEALTHCARE, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (In thousands, except per share data)
                                         (Unaudited)


Note 2: Earnings Per Share (cont.)

agreements and dilutive stock options and warrants using the treasury stock method. For the three and six months ended March 31, 1998, the Company had an incremental weighted average of 68 and 536, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. In addition, the Company had options and warrants to purchase 4,023 shares of common stock ranging in price from $7.25 to $12.45 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. EPS data presented for the three and six months ended April 30, 1997 has been restated to reflect the provisions of SFAS No. 128.

        The earnings per share calculations for the three and six months ended March 31, 1998 and April 30, 1997, were computed as follows:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                           MARCH 31, 1998  APRIL 30, 1997     MARCH 31, 1998  APRIL 30, 1997
                                          --------------   --------------     --------------  --------------

Net (loss) income                              $   (595)         $    233            $ (248)      $    1,356
                                          ==============   ==============     ==============  ==============

Weighted average number of shares
   outstanding                                   16,370            10,560            15,959           10,273

Weighted average number of shares
   issuable per agreements                        1,159               321             1,159              321
                                          --------------   --------------     --------------  --------------

Weighted average number of shares
   used in basic calculation                     17,529            10,881            17,118           10,594

Incremental shares, after application
  of treasury stock method, of stock
  options and warrants                              --                754               --               818
                                          --------------   --------------     --------------  --------------

Weighted average number of shares
   used in diluted calculation                   17,529            11,635            17,118          11,412
                                          ==============   ==============     ==============  ==============

Net (loss) income per share of common stock:
   Basic                                       $  (0.03)         $   0.02            $(0.01)      $     0.13
                                          ==============   ==============     ==============  ==============
   Diluted                                     $  (0.03)         $   0.02            $(0.01)      $     0.12
                                          ==============   ==============     ==============  ==============


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

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3: Business Combinations and Disposals (cont.)

     The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied on November 1, 1996. The pro forma results are based on the historical financial statements of the Company for the six months ended April 30, 1997, Omnicare for the six months ended June 30, 1997 and Allied for the twenty-four weeks ended March 31, 1997.

     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on November 1, 1996 or that may occur in the future.

                                                  Six Months Ended
                                                   April 30, 1997
                                                ----------------------

Net revenues                                            $58,725

Net income                                                1,312

Net income per share of common stock:
   Basic                                                    .12
   Diluted                                                  .12

HMI

     On November 13, 1996, the Company entered into a number of agreements including a stock purchase agreement and a merger agreement (the "Merger Agreement") to acquire 100% of the issued and outstanding stock of Health Management, Inc. ("HMI") in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 3: Business Combinations and Disposals (cont.)

     On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of the Merger Agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company sold substantially all of the businesses and operations of HMI in an asset sale (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000. Of the $40,000 proceeds, $30,000 was received in cash at closing with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500 held in escrow for post-closing adjustments. As of March 31, 1998 an aggregate of $36,574 was received, of which $24,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility (as defined in Note 4), $2,800 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale, as well as to satisfy liabilities and wind-down costs not assumed by Counsel. The Company also amended its Credit Facility on October 1, 1997 to accommodate the merger with HMI and the sale to Counsel. At March 31, 1998 and September 30, 1997 the estimated net realizable value of the investment in HMI was $463 and $22,367, respectively, and was included in current assets as HMI was held for sale. At March 31, 1998 the investment in HMI represents primarily the remaining receivable from the Asset Sale.

     Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.

Note 4: Debt

     At March 31, 1998, the Company was in technical default of its $100,000 senior secured revolving credit facility (the "Credit Facility") due to non-compliance with certain financial covenants (interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA). The Company is in discussion with the agent bank regarding amendments to the Credit Facility that would waive the defaults described above as well as address other items in the Credit Facility. Based upon these discussions, the Company does not believe that the outstanding loans will be called by the bank and consequently, the Company has continued to classify the debt as long-term.

     As of March 31, 1998, $1,000 of the Credit Facility was classified as current.

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

     Hyperion Partners II L.P. ("HPII") had purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares would be the lesser of $7.625 and the closing price of the Company's common stock on the last trading day prior to the date of issuance. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII was issued 1,159 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the AP Shares was $6,956 and at March 31, 1998 was recorded in accrued expenses, related parties on the accompanying balance sheet.

     Accordingly, for purposes of earnings per share calculations, the issuable shares of the Company's common stock under this transaction have been included in both basic and diluted earnings per share calculations for the three and six months ended March 31, 1998 (See Note 2).

     On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against best interests of the Company's shareholders (See Note 7).

Note 6: Special Charges

     For the three and six months ended March 31, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare
Group, Inc.

Note 7: Commitments and Contingencies

     On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plainfiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a majority vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 7: Commitments and Contingencies (cont.)

exchange for the HMI Payables (See Note 5). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction has subequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until June 5, 1998.

     The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action was commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The Complaint contains, among other claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action seeks compensatory damages of $3,275 and punitive damages of $5,000. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On July 11 and July 22, 1997, the Company's Respiflow, Inc. ("Respiflow") and MK Diabetic Support Services, Inc. ("MK Diabetic") subsidiaries, respectively, each received a letter (the "Audit Letters") from the Office of Audit Services (a division of the U.S. Department of Health and Human Services, Office of Inspector General) ("OIG"). The Audit Letters indicates, among other things, that the OIG is conducting an industry-wide audit of marketing fees and commissions paid from pharmacies to home medical equipment companies. The Company has been informed that the audit has been extended to cover the Company's DermaQuest, Inc. subsidiary. The Company is cooperating fully with the OIG and has produced documentation which it believes is responsive to the requests set forth in the Audit Letters. While the Company believes that its former arrangements with home medical equipment suppliers do not violate any Federal or state laws, it cannot predict whether the audit will ultimately result in any liability to the government and in such event, the amount thereof. There can be no assurance that such amount, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 7: Commitments and Contingencies (cont.)

     On November 19, 1997, the Company was notified by the Office of the United States Attorney for the Eastern District of Texas that it, Respiflow and MK Diabetic (subsidiaries of the Company), and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Effective October 1, 1997, the Company owned 100% of the common stock of HMI.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 7: Commitments and Contingencies (cont.)

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

     HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. The court has not yet scheduled an oral agrument on this motion.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 7: Commitments and Contingencies (cont.)

     Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150.

     On January 29, 1998, certain shareholders of HMI, who alleged that they had dissented from the merger of HMI with a subsidiary of the Company, commenced an action in the Chancery Court of the State of Delaware for New Castle County, entitled Lawrence E. Steinberg et al. V. Health Management, Inc., C.A. No. 16166, seeking appraisal of the value of their HMI shares. HMI filed an answer in that action, contending, among other things, that certain of the named plaintiffs had failed to timely demand such appraisal rights. Those plaintiffs subsequently requested that the court dismiss the action as to them and instead order that their shares of HMI be converted into the right to receive the $.30 per share merger consideration. The court granted that order on May 5, 1998, dismissing the appraisal action as to those plaintiffs, and directing that the action would be dismissed in its entirety within 30 days unless another dissenting shareholder assumed the prosecution of the action.

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

     The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company changed its fiscal year to end on September 30 from October 31, the Company's prior fiscal year end. This has resulted in the quarterly information for the three and six months ended March 31, 1998 being compared with prior period quarterly information for the three and six months ended April 30, 1997. The Company has determined that it is not practicable to include financial statements for corresponding periods of the prior year. There were no factors which affected the comparability of the information or trends reflected.

Results of Operations

    THREE MONTHS ENDED MARCH 31, 1998 vs. THREE MONTHS ENDED APRIL 30, 1997

     Revenues. Total revenues increased by $16,654,000 or 80.6% to $37,323,000 for the three months ended March 31, 1998 from $20,669,000 for the three months ended April 30, 1997. This increase was primarily attributable to the inclusion of results for Allied Medicare Limited ("Allied") ($15,040,000) and Omnicare Group, plc ("Omnicare") ($5,667,000) (sometimes collectively referred to herein as the "U.K. Operations") for the three months ended March 31, 1998. This increase was partly offset by decreases in patient service revenues primarily attributable to the sale in July 1997 of the Company's Radamerica, Inc. ("Radamerica") subsidiary ($1,927,000). The Company's specialty mail-order pharmacy and medical supplies operation also decreased ($1,440,000) primarily due to lower respiratory sales as a result of a decline in number of patients as well as a $627,000 impact due to the Balanced Budget Act (see below).

     Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. This reduction increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

     Cost of Revenues. Cost of revenues increased by $13,848,000 to $24,098,000 for the three months ended March 31, 1998 from $10,250,000 for the three months ended April 30, 1997. As a percentage of total revenues, cost of revenues increased to 64.6% from 49.6% for the three months ended March 31, 1998 and April 30, 1997, respectively. Cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales (57.5% for the three months ended March 31, 1998 versus 44.9% for the three months ended April

30, 1997), increased for patient services (69.8% for the three months ended March 31, 1998 versus 49.7% for the three months ended April 30, 1997) and increased for infusion services (77.5% for the three months ended March 31, 1998 versus 71.8% for the three months ended April 30, 1997). The increase in the respiratory, medical equipment and supplies sales are principally attributable to the inclusion of Omnicare's results in the three months ended March 31, 1998 which carry a higher cost of revenues (72.2%) than the United States respiratory, medical equipment and supplies sales operations (50.3%), an increase in the mix of higher cost products at the Company's specialty mail-order pharmacy and medical supplies operations and the impact of the recent Balance Budget Act, which increased cost of revenues for diabetic testing strips and respiratory drugs by 3.0%. The increase in patient services costs are the result of the sale of Radamerica in July 1997 which carried a lower cost of revenue (24.8%) and the inclusion of Allied's results in the three months ended March 31, 1998 which carry cost of revenues of 70.0%. The increase in infusion services is a result of an increase in therapies with higher product costs as well as the effects of reduced reimbursement rates for certain payors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $3,953,000 to $12,471,000 (46.4%) for the three months ended March 31, 1998 from $8,518,000 for the three months ended April 30, 1997. This increase was primarily due to the inclusion of the U.K. Operations ($4,505,000) partially offset by the sale of Radamerica ($971,000). Included in S,G&A for the three months ended March 31, 1998 is $637,000 of intangible amortization (primarily goodwill) related to the acquisition of the U.K. Operations which was not included in the comparable prior year period.

     Special Charges. During the three months ended March 31, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

     Interest Income. Interest income decreased by $279,000 to $147,000 for the three months ended March 31, 1998 from $426,000 for the three months ended April 30, 1997. This decrease was attributable to interest income earned under a credit agreement with HMI (the "HMI Credit Agreement") of $354,000 in the second quarter of fiscal 1997 partly offset by increased interest earned in the second quarter of fiscal 1998 on a higher level of funds invested than in the second quarter of fiscal 1997.

     Interest Expense. Interest expense increased by $422,000 to $1,537,000 for the three months ended March 31, 1998 from $1,115,000 for the three months ended April 30, 1997. This increase was primarily due to the increase in borrowings under the Company's Credit Facility (as defined herein).

     (Benefit) Provision for Income Taxes. (Benefit) provision for income taxes as a percentage of income before income taxes was 50% for the three months ended March 31, 1998 and 74.6% for the three months ended April 30, 1997. The decrease from the prior year is attributable to the recognition of equity in losses of HMI in the three months ended April 30, 1997 partly offset by a higher level of non-deductible expenses, primarily amortization of intangibles. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.


     Net (Loss) Income. As a result of the foregoing, the Company had a net loss of $595,000 for the three months ended March 31, 1998 compared to net income of $233,000 for the three months ended April 30, 1997.


SIX MONTHS ENDED MARCH 31, 1998 VS. SIX MONTHS ENDED APRIL 30, 1997

     Revenues. Total revenues increased by $34,162,000 or 83.4% to $75,128,000 for the six months ended March 31, 1998 from $40,966,000 for the six months ended April 30, 1997. This increase was primarily attributable to the inclusion of results for Allied ($29,083,000) and Omnicare ($11,898,000) for the six months ended March 31, 1998. This increase was partly offset by decreases in patient services revenue primarily attributable to the sale of Radamerica ($3,767,000) and a $627,000 impact due to the Balanced Budget Act (see below).

     Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement for respiratory drugs became effective January 1, 1998. This reduction increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

     Cost of Revenues. Cost of revenues increased by $27,885,000 or 141.3% to $47,624,000 for the six months ended March 31, 1998 from $19,739,000 for the six months ended April 30, 1997. As a percentage of total revenues, cost of revenues increased to 63.4% from 48.2% for the six months ended March 31, 1998 and April 30, 1997, respectively. Cost of revenues as a percentage of sales increased for patient services (69.4% for the six months ended March 31, 1998 versus 50.8% for the six months ended April 30, 1997), increased for respiratory, medical equipment and supplies sales (56.7% for the six months ended March 31, 1998 versus 43.0% for the six months ended April 30, 1997) and increased for infusion services (69.2% for the six months ended March 31, 1998 versus 65.8% for the six months ended April 30, 1997). The increase in patient services costs are due to the inclusion of Allied's results for the six months ended March 31, 1998 which carry a cost of revenues of 69.6% and the sale of Radamerica in July 1997 which carried a lower cost of service (25.5%). The increases in cost of revenues of respiratory, medical equipment and supplies sales are primarily attributable to an increase in the mix of higher cost product lines and therapies in the United States operations, the impact of the recent Balanced Budget Act, which increased cost of revenues for diabetic testing strips and respiratory drugs by 1.8%, and the inclusion of Omnicare's results which carry a higher cost of revenues (71.7%) than the U.S. respiratory, medical equipment and supplies sales operations (49.2%). The increase in infusion services is a result of an increase in therapies with higher product costs as well as the effects of reduced reimbursement rates for certain payors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7,506,000 or 44.1% to $24,510,000 for the six months ended March 31, 1998 from $17,004,000 for the six months ended April 30, 1997. This increase was primarily attributable to the inclusion of the U.K. Operations ($8,885,000) for the six months ended March 31, 1998 partly offset by the sale of Radamerica ($1,908,000).

     Special Charges. During the six months ended March 31, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

     Interest Income. Interest income decreased by $766,000 to $342,000 for the six months ended March 31, 1998 from $1,108,000 for the six months ended April 30, 1997. This decrease was primarily attributable to interest income earned under the HMI Credit Agreement ($1,022,000) for the six months of 1997 partly offset by interest earned in the six months of 1998 on a higher level of invested funds.

     Interest Expense. Interest expense, increased by $1,165,000 to $3,278,000 for the six months ended March 31, 1998 from $2,113,000 for the six months ended April 30, 1997. This increase was primarily attributable to increased borrowings under the Credit Facility.

     (Benefit) Provision for Income Taxes. (Benefit) provision for income taxes as a percentage of income before income taxes was 50.0% for the six months ended March 31, 1998 and 53.6% for the six months ended April 30, 1997. The decrease in the effective tax rate from the 1997 period to the 1998 period was principally attributable to the recognition of equity in losses in HMI in the six months ended April 30, 1997 partly offset by a higher level of non-deductible expenses, primarily amortization of intangibles. Management expects that is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

     Net (Loss) Income. As a result of the foregoing, the Company incurred a net loss of $248,000 for the six months ended March 31, 1998 compared to net income of $1,356,000 for the six months ended April 30, 1997.

Liquidity and Capital Resources

     During the six months ended March 31, 1998 the Company recognized cash flows of $130,000 from its operating activities and $20,701,000 from investing activities as follows: $30,794,000 received from the Asset Sale (as defined herein) partly offset by $8,799,000 paid to complete the merger with HMI as well as for fees and expenses in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $1,204,000 received in connection with the sale of Radamerica; net of the utilization of $1,688,000 for capital expenditures and $810,000 for acquisitions. Funds generated by investing activities along with net proceeds of $6,481,000 from the exercise of the Company's warrants were mainly used to reduce the Company's borrowings under the Credit Facility by $24,000,000.

     Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 1998 and September 30, 1997, $34,659,000 (18.4%) and $31,475,000 (15.6%), respectively, of the Company's total assets consisted of accounts receivable all of which are substantially due from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

     Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 1998 and September 30, 1997, the Company's average DSOs were 84 and 80, respectively.

     Credit Facility. Loans under the Company's $100,000,000 senior secured revolving credit facility (the "Credit Facility") are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of March 31, 1998 and May 8, 1998, Eurodollar Rate borrowings bore interest at rates of 7.69% and 7.63% to 7.69%, respectively. The Company reduced its outstanding borrowings under the Credit Facility by $24,000,000 during the six months ended March 31, 1998. As of March 31, 1998, the Company had $62,355,000 outstanding under the Credit Facility, of which $1,000,000 was classified as current. The unused portion of the Credit Facility was $37,645,000 as of March 31, 1998.

     Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. The Company amended the Credit Facility during the six months ended March 31, 1998 to accommodate, among other things, the merger with HMI and the Asset Sale and to adjust certain covenants for fiscal 1997 and for fiscal periods beginning October 1, 1997. At March 31, 1998 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA). The Company is in discussion with the agent bank regarding amendments to the Credit Facility that would waive the defaults described above as well as address other items in the Credit Facility. Based upon these discussions, the Company does not believe that the outstanding loans will be called by the bank and consequently, the Company has continued to classify the debt as long-term.

     Sale of Radamerica. The Company finalized the sale of its Radamerica subsidiary resulting in additional proceeds of $1,204,000, which were received during November 1997.

     Acquisition of HMI/Sale to Counsel. On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the previously announced merger with HMI. Under the terms of the merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the sale of substantially all of the businesses and operations of HMI (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000,000. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. Of the $30,000,000 proceeds received at closing, $24,000,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale as well as to satisfy liabilities not assumed by Counsel. As of May 8, 1998, the Company received $6,574,000 of the $7,500,000 to be paid in connection with the collection of HMI's account receivable, existing at the date of sale.

     Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Litigation" with respect to certain legal proceedings concerning HMI), have been considered in determining the net realizable value of the HMI investment at March 31, 1998.

     HMI Payables. Hyperion Partners II L.P. ("HPII") had purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300,000 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares of the Company's common stock (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares would be the lower of $7.625 or the market value of the Company's common stock at the close of the last trading day before the closing of the AP Stock Purchase Agreement. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998 HPII was issued 1,159,000 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the AP Shares is $6,956,000 and at March 31, 1998 has been recorded in accrued expenses, related parties on the accompanying balance sheet.

     On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against best interests of the Company's shareholders (See "Litigation").

     Litigation. On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plainfiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a majority vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction has subsequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until June 5, 1998.

     The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action was commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The Complaint contains, among other claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action seeks compensatory damages of $3,275,000 and punitive damages of $5,000,000. Although it is too early to predict the ultimate outcome, the Company intends to vigorously defend this proceeding and currently does not expect that there will be a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     On November 19, 1997, the Company was notified by the Office of the United States Attorney for the Eastern District of Texas that it, Respiflow, MK Diabetic (subsidiaries of the Company), and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene in and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Effective October 1, 1997, the Company owned 100% of the common stock of HMI.

     HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. The court has not yet scheduled an oral argument on this motion.

     Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824,000; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150,000.

     On January 29, 1998, certain shareholders of HMI, who alleged that they had dissented from the merger of HMI with a subsidiary of the Company, commenced an action in the Chancery Court of the State of Delaware for New Castle County, entitled Lawrence E. Steinberg et al. V. Health Management, Inc., C.A. No. 16166, seeking appraisal of the value of their HMI shares. HMI filed an answer in that action, contending, among other things, that certain of the named plaintiffs had failed to timely demand such appraisal rights. Those plaintiffs subsequently requested that the court dismiss the action as to them and instead order that their shares of HMI be converted into the right to receive the $.30 per share merger consideration. The court granted that order on May 5, 1998, dismissing the appraisal action as to those plaintiffs, and directing that the action would be dismissed in its entirety within 30 days unless another dissenting shareholder assumed the prosecution of the action.

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

     The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows or results of operations of the Company.

                                    PART II

Item 1. Legal Proceedings

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

     On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plainfiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a majority vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables.
The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction has subequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until June 5, 1998.

     On January 29, 1998, certain shareholders of HMI, who alleged that they had dissented from the merger of HMI with a subsidiary of the Company, commenced an action in the Chancery Court of the State of Delaware for New Castle County, entitled Lawrence E. Steinberg et al. V. Health Management, Inc., C.A. No. 16166, seeking appraisal of the value of their HMI shares. HMI filed an answer in that action, contending, among other things, that certain of the named plaintiffs had failed to timely demand such appraisal rights. Those plaintiffs subsequently requested that the court dismiss the action as to them and instead order that their shares of HMI be converted into the right to receive the $.30 per share merger consideration. The court granted that order on May 5, 1998, dismissing the appraisal action as to those plaintiffs, and directing that the action would be dismissed in its entirety within 30 days unless another dissenting shareholder assumed the prosecution of the action.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of shareholders on March 17, 1998 (the "Special Meeting"). The proposals voted upon at the Special Meeting and the results with respect to each proposal are set forth below:

          1. To vote upon and approve and adopt the AP Stock Purchase Agreement.

          2. To vote upon the approval of an amendment to Article Fourth of the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 32,000,000 to 42,000,000.

          3. To vote upon the approval of an amendment to Article First of the Company's Restated Certificate of Incorporation, as amended, changing the name of the Company to "Transworld Healthcare, Inc."

          4. To vote upon the approval of an amendment to Article Second of the Company's Restated Certificate of Incorporation, as amended, to correct a typographical error in such Article.

                                 Voting Results
                                 --------------

                                                          ABSTAIN/
       PROPOSAL             FOR             AGAINST      NON-VOTING
       --------             ---             -------      ----------

         No. 1           10,390,272        1,026,987       28,909
         No. 2           10,447,781          962,966       35,421
         No. 3           10,881,989          540,370       23,809
         No. 4           10,844,219          564,970       36,979


Item 6. Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

                      27     Financial Data Schedule

               (b)    Reports on Form 8-K.

                      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1998


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
                                              Registrant)

                                 EXHIBIT INDEX


Exhibit      Description
-------      -----------
27           Financial Data Schedule