Form 10-Q
period 1998-06-30
TRANSWORLD HEALTHCARE INC
filed 1998-08-13
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

                         Commission File Number 1-11570
         -------------------------------------------------------------

                          Transworld Healthcare, Inc.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                        13-3098275
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               555 Madison Avenue, New York, New York    10022
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

                                YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at August 10, 1998
     -----                                       ------------------------------
 Common Stock                                           17,536,076 Shares

                          Transworld Healthcare, Inc.
                       Third Quarter Report On Form 10-Q
                               Table of Contents


              Part I.                                                      Page

Item 1.  Financial Statements (Unaudited)..................................  3

              Condensed Consolidated Balance Sheets
                   June 30, 1998 and September 30, 1997....................  4
              Condensed Consolidated Statements of Operations
                   For the Three and Nine Months Ended
                   June 30, 1998 and July 31, 1997.........................  5
              Condensed Consolidated Statements of Cash Flows
                   For the Nine Months Ended June 30, 1998
                   and July 31, 1997.......................................  6
              Notes to Condensed Consolidated Financial
                   Statements..............................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 17

              Part II.

Item 1.  Legal Proceedings................................................. 28

Item 2.  Changes in Securities and Use of Proceeds......................... 28

Item 4.  Submission of Matters to a Vote of Security Holders............... 29

Item 6.  Exhibits and Reports on Form 8-K.................................. 29

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

                                     PART I


Item 1.  Financial Statements (Unaudited)


         The financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

                          TRANSWORLD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      JUNE 30,     SEPTEMBER 30,
                                                                        1998           1997
                                                                      --------     -------------
                                     ASSETS
Current assets:
  Cash and temporary investments                                      $ 10,574        $ 10,626
  Accounts receivable, less allowance for doubtful
    accounts of $13,106 and $11,909                                     34,159          31,475
  Inventories                                                            3,789           3,226
  Investment in Health Management, Inc.                                                 22,367
  Prepaid income taxes                                                   1,933           2,742
  Deferred income taxes                                                  6,530           6,530
  Prepaid expenses and other current assets                              6,656           6,093
                                                                      --------        --------
         Total current assets                                           63,641          83,059

Property & equipment, net                                                9,783           8,448
Intangible assets, net of accumulated amortization of
  $5,659 and $3,283                                                    104,715         103,385
Deferred income taxes                                                    2,356           2,356
Other assets                                                             3,232           4,033
                                                                      --------        --------
         Total assets                                                 $183,727        $201,281
                                                                      ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including obligations
    under capital leases                                              $     34        $ 25,051
  Accounts payable                                                       6,659           7,844
  Accrued expenses, related parties                                                      7,500
  Accrued expenses                                                      12,750          13,672
  Income taxes payable                                                   2,772           2,387
  Acquisitions payable                                                     214             194
                                                                      --------        --------
         Total current liabilities                                      22,429          56,648

Long-term debt, including obligations under capital leases              61,375          61,400
Deferred income taxes and other                                          1,397           1,328
                                                                      --------        --------
         Total liabilities                                              85,201         119,376
                                                                      --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding -
    17,536 and 15,300 shares                                               175             153
  Additional paid-in capital                                           125,121         111,774
  Translation adjustment                                                 1,037          (2,192)
  Retained deficit                                                     (27,807)        (27,830)
                                                                      --------        --------
         Total stockholders' equity                                     98,526          81,905
                                                                      --------        --------
         Total liabilities and stockholders' equity                   $183,727        $201,281
                                                                      ========        ========

           See notes to condensed consolidated financial statements.
                                     Page 4

                                                           TRANSWORLD HEALTHCARE, INC.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               -------------------------       ---------------------------
                                                               JUNE 30,         JULY 31,       JUNE 30,           JULY 31,
                                                                 1998             1997           1998               1997
                                                               --------         --------       --------           --------
Revenues:
    Net respiratory, medical equipment and supplies sales      $19,821          $ 14,696       $ 55,497           $ 40,150
    Net patient services                                        17,652             5,736         51,652             15,152
    Net infusion services                                        2,388             3,007          7,840              9,103
                                                               -------          --------       --------           --------
          Total revenues                                        39,861            23,439        114,989             64,405
                                                               -------          --------       --------           --------
Cost of revenues:
    Respiratory, medical equipment and supplies sales           10,876             7,778         31,116             18,723
    Patient services                                            12,222             2,636         35,832              7,419
    Infusion services                                            1,685             2,160          5,459              6,171
                                                               -------          --------       --------           --------
          Total cost of revenues                                24,783            12,574         72,407             32,313
                                                               -------          --------       --------           --------
          Gross profit                                          15,078            10,865         42,582             32,092

Selling, general and administrative expenses                    13,152            12,811         37,662             29,815
Special charges                                                                   34,433            554             34,433
Equity in losses of Health Management, Inc., net                                                                       296
                                                               -------          --------       --------           --------
          Operating income (loss)                                1,926           (36,379)         4,366            (32,452)

Interest income                                                   (156)           (1,467)          (498)            (2,575)
Interest expense                                                 1,540             1,603          4,818              3,716
                                                               -------          --------       --------           --------
          Income (loss) before income taxes                        542           (36,515)            46            (33,593)

Provision (benefit) for income taxes                               271            (6,128)            23             (4,562)
                                                               -------          --------       --------           --------
          Net income (loss)                                    $   271          $(30,387)      $     23           $(29,031)
                                                               =======          ========       ========           ========
Net income (loss) per share of common stock:
    Basic                                                      $   .02          $  (1.97)      $      -           $  (2.37)
                                                               =======          ========       ========           ========
    Diluted                                                    $   .02          $  (1.97)      $      -           $  (2.37)
                                                               =======          ========       ========           ========
Weighted average number of common shares outstanding:
    Basic                                                       17,535            15,444         17,257             12,228
                                                               =======          ========       ========           ========
    Diluted                                                     17,579            15,444         17,796             12,228
                                                               =======          ========       ========           ========

           See notes to condensed consolidated financial statements.
                                     Page 5

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                 --------------------------
                                                                                 JUNE 30,          JULY 31,
                                                                                   1998              1997
                                                                                 --------          --------
Cash flows from operating activities:
    Net income (loss)                                                            $     23         $ (29,031)
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                                           4,613             2,941
            Provision for doubtful accounts                                         5,743             7,531
            Equity in losses of Health Management, Inc.                                                 637
            Deferred income taxes                                                                    (4,000)
            Special charges                                                                          34,433
            Payments for debt issuance costs                                          (17)           (1,539)
    Changes in assets and liabilities:
            Increase in accounts receivable                                        (8,067)          (10,395)
            Increase in inventories                                                  (526)              (63)
            Increase in prepaid expenses and other assets                          (1,011)           (5,183)
            (Decrease) increase in accounts payable and other liabilities          (1,500)              121
                                                                                 --------         ---------
                Net cash used in operating activities                                (742)           (4,548)
                                                                                 --------         ---------
Cash flows from investing activities:
    Capital expenditures                                                           (2,603)           (1,437)
    Notes receivable issued                                                                             (70)
    Payments received from the sale of Health Management, Inc.                     32,328
    Advances to and investment in Health Management, Inc.                         (11,021)          (36,684)
    Payments received from Health Management, Inc.                                                    2,032
    Proceeds from sale of subsidiary,  net of cash overdraft when sold              1,204            12,114
    Purchase of subsidiaries and assets - net of cash acquired                       (529)          (93,161)
    Proceeds from termination of agreement with VIP                                                     500
    Payments on acquisition payable                                                  (350)           (1,734)
                                                                                 --------         ---------
                Net cash provided by (used in) investing activities                19,029          (118,440)
                                                                                 --------         ---------
Cash flows from financing activities:
    Borrowings under revolving loan                                                                  96,847
    Payments on revolving loan                                                    (25,000)          (22,983)
    Payments on long-term debt                                                        (40)             (254)
    Proceeds from stock issuance                                                                     50,650
    Stock options and warrants exercised, including tax benefit                     6,512               494
    Other, net                                                                        (19)              (99)
                                                                                 --------         ---------
                Net cash (used in) provided by financing activities               (18,547)          124,655
                                                                                 --------         ---------
Effect of exchange rate on cash                                                       208               900
                                                                                 --------         ---------
(Decrease) increase in cash                                                           (52)            2,567
Cash and temporary investments, beginning of period                                10,626             4,598
                                                                                 --------         ---------
Cash and temporary investments, end of period                                    $ 10,574         $   7,165
                                                                                 ========         =========
Supplemental cash flow information:
  Cash paid for interest                                                         $  4,115         $   2,540
                                                                                 ========         =========
  Cash paid for income taxes                                                     $  1,488         $   2,301
                                                                                 ========         =========

Details of businesses acquired in purchase transactions:
    Fair value of assets acquired                                                                 $ 106,066
                                                                                                  =========
    Liabilities assumed and incurred                                                              $  12,040
                                                                                                  =========

    Cash paid for acquisitions (including related expenses)                                          94,026
    Cash acquired                                                                                       865
                                                                                                  ---------
    Net cash paid for acquisitions                                                                $  93,161
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

         The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997. Three and nine month information presented for prior periods is based upon the Company's former fiscal year end and it has been deemed not practicable to include comparable prior period information based upon the Company's current fiscal year end of September 30. There were no factors which affected the comparability of the information or trends reflected. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 1998 and July 31, 1997 are not necessarily indicative of the operating results for the full year. Prior year's financial statements have been reclassified to conform with the current year's presentation.


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

agreements and dilutive stock options and warrants using the treasury stock method. The Company had options and warrants to purchase 4,019 shares of common stock ranging in price from $6.38 to $12.45 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. EPS data presented for the three and nine months ended July 31, 1997 have been restated to reflect the provisions of SFAS No. 128. Accordingly, for the three and nine months ended July 31, 1997, the Company had an incremental weighted average of 620 and 752, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position.

         The earnings per share calculations for the three and nine months ended June 30, 1998 and July 31, 1997, were computed as follows:

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     JUNE 30, 1998       JULY 31, 1997       JUNE 30, 1998     JULY 31, 1997
                                                     -------------       -------------       -------------     -------------
Net income (loss)                                             $271            $(30,387)                $23          $(29,031)
                                                     =============       =============       =============     =============
Weighted average number of shares outstanding               17,190              15,123              16,369            11,907
Weighted average number of shares
   issuable per agreements                                     345                 321                 888               321
                                                     -------------       -------------       -------------     -------------
Weighted average number of shares
   used in basic calculation                                17,535              15,444              17,257            12,228
Incremental shares, after application of treasury
   stock method, of stock options and warrants                  44                   -                 539                 -
                                                     -------------       -------------       -------------     -------------
Weighted average number of shares
   used in diluted calculation                              17,579              15,444              17,796            12,228
                                                     =============       =============       =============     =============
Net income (loss) per share of common stock:
   Basic                                                     $0.02              $(1.97)                  -            $(2.37)
                                                     =============       =============       =============     =============
   Diluted                                                   $0.02              $(1.97)                  -            $(2.37)
                                                     =============       =============       =============     =============

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

         The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied on November 1, 1996. The pro forma results are based on the historical financial statements of the Company for the nine months ended July 31, 1997, Omnicare for the eight months ended June 30, 1997 and Allied for the thirty-six weeks ended June 22, 1997.

         The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on November 1, 1996 or that may occur in the future.

                                                           Nine Months Ended
                                                             July 31, 1997
                                                             =============
Net revenues                                                    $89,361
Net loss                                                        (28,354)
Net loss per share of common stock:
   Basic                                                         $(2.18)
   Diluted                                                       $(2.18)

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

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 3:  Business Combinations and Disposals (cont.)

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of the Merger Agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company sold substantially all of the businesses and operations of HMI in an asset sale (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000. Of the $40,000 proceeds, $30,000 was received in cash at closing with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500 held in escrow for post-closing adjustments. As of June 30, 1998 an aggregate (including interest earned on such escrow funds) of $37,648 was received (including the release of the $7,500 escrow that was held for accounts receivable collection), of which $25,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility (as defined in Note 4), $2,800 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale, as well as to satisfy liabilities and wind-down costs not assumed by Counsel. The $2,500 escrow was utilized for post-closing adjustments. Accordingly, at June 30, 1998 the Company had no investment in HMI. The Company also amended its Credit Facility on October 1, 1997 to accommodate the merger with HMI and the sale to Counsel.

         Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.


Note 4:  Debt

         At June 30, 1998, the Company was in technical default of its senior secured revolving credit facility (the "Credit Facility") due to non-compliance with certain financial covenants (interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA). Subsequently, the Company received approval from the required banks under the Credit Facility for modifications to the Credit Agreement amending covenants bringing the Company into compliance with the Credit Facility. (Also see Note 7 for Subsequent Event).

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

         Hyperion Partners II L.P. ("HPII") had purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares would be the lesser of $7.625 and the closing price of the Company's common stock on the last trading day prior to the date of issuance. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and during April 1998, HPII was issued 1,159 shares of the Company's common stock with a value per share of $6.00, aggregating a value of $6,956.

         On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against the best interests of the Company's shareholders (See Note 8).

Note 6:  Special Charges

         For the nine months ended June 30, 1998, the Company incurred $554 of pre-tax special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

         For the three and nine months ended July 31, 1997, the Company incurred $34,433 of pre-tax special charges primarily due to the write-down of the Company's investment in HMI and the write-off of goodwill and other intangibles associated with exiting substantially all of the Company's domestic wound care and orthotics businesses.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 6:  Special Charges (cont.)

         In addition to the pre-tax special charges incurred for the three and nine months ended July 31, 1997, the Company recognized additional bad debt expense of $3,323 principally related to its DermaQuest product lines ($2,360) and pulmonary rehabilitation center ($663), which is reflected in selling, general and administrative expenses.

Note 7:  Subsequent Event

         On July 15, 1998, the Company sold substantially all of the assets of its domestic home nursing subsidiary, Transworld Home HealthCare - Nursing Division, Inc. ("TNI") to Pediatric Services of America, Inc. ("PSA") pursuant to an Asset Purchase Agreement (the "Agreement") dated as of June 5, 1998 between the Company, TNI and PSA.

         The aggregate purchase price for the assets was $5,300 which was paid in cash at closing. Subject to the terms of the Agreement, $300 of such amount was placed into escrow for a period of one year following the closing to secure TNI's obligations under the Agreement. Proceeds from the sale were used to reduce borrowings under the Company's Credit Facility ($4,100) as defined in
Note 4 and to satisfy transaction costs and liabilities that were retained by the Company.

Note 8:  Commitments and Contingencies

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables (See Note 5). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until August 14, 1998.

         The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 8: Commitments and Contingencies (cont.)

Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The Complaint contains, among other claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action sought compensatory damages of $3,275 and punitive damages of $5,000. On July 6, 1998, the Company settled the lawsuit for payment of $93 in exchange for a full release of all claims from the plaintiffs and the action has been dismissed with prejudice.

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


Note 8: Commitments and Contingencies (cont.)

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 8: Commitments and Contingencies (cont.)

the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. The court has scheduled an oral argument on this motion for September 25, 1998.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The plaintiff has stipulated to extend defendants' time to respond to this suit until September 4, 1998.

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

         On January 29, 1998, certain shareholders of HMI, who alleged that they had dissented from the merger of HMI with a subsidiary of the Company, commenced an action in the Chancery Court of the State of Delaware for New Castle County, entitled Lawrence E. Steinberg et al. V. Health Management, Inc., C.A. No. 16166, seeking appraisal of the value of their HMI

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)


Note 8: Commitments and Contingencies (cont.)

shares. HMI filed an answer in that action, contending, among other things, that certain of the named plaintiffs had failed to timely demand such appraisal rights. Those plaintiffs subsequently requested that the court dismiss the action as to them and instead order that their shares of HMI be converted into the right to receive the $.30 per share merger consideration. The court granted that order on May 5, 1998, dismissing the appraisal action as to those plaintiffs, and directing that the action would be dismissed in its entirety on August 6, 1998 unless another dissenting shareholder assumed the prosecution of the action. Subsequently, no shareholder assumed such prosecution and the case has been dismissed pursuant to the court's May 5, 1998 order.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company changed its fiscal year to end on September 30 from October 31, the Company's prior fiscal year end. This has resulted in the quarterly information for the three and nine months ended June 30, 1998 being compared with prior period quarterly information for the three and nine months ended July 31, 1997. The Company has determined that it is not practicable to include financial statements for corresponding periods of the prior year. There were no factors which affected the comparability of the information or trends reflected.

Results of Operations

    THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JULY 31, 1997

         Revenues. Total revenues increased by $16,422,000 or 70.1% to $39,861,000 for the three months ended June 30, 1998 from $23,439,000 for the three months ended July 31, 1997. This increase was primarily attributable to the inclusion of results for Allied Medicare Limited ("Allied") ($14,059,000) and Omnicare Group, plc ("Omnicare") ($4,156,000) (sometimes collectively referred to herein as the "U.K. Operations") for the three months ended June 30, 1998 (vs. one month in the comparable prior period). The Company's specialty mail-order pharmacy and medical supplies operation also increased ($1,126,000) primarily due to higher diabetic sales as a result of an increase in number of patients due to the addition of a new managed care account. These increases were partly offset by a decrease in patient service revenues primarily attributable to the sale in July 1997 of the Company's Radamerica, Inc. ("Radamerica") subsidiary ($1,868,000) as well as a $670,000 revenue reduction due to the Balanced Budget Act.

         Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. These reductions reduced revenue, increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

         Cost of Revenues. Cost of revenues increased by $12,209,000 to $24,783,000 for the three months ended June 30, 1998 from $12,574,000 for the three months ended July 31, 1997. As a percentage of total revenues, cost of revenues increased to 62.2% from 53.6% for the three months ended June 30, 1998 and July 31, 1997, respectively. Cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales (54.9% for the three months ended June 30, 1998 versus 52.9% for the three months ended July 31, 1997), increased for patient services (69.2% for the three months ended June 30, 1998 versus 46.0% for the three months ended July 31, 1997) and decreased for infusion services (70.6% for the three months ended June 30, 1998 versus 71.8% for the three months ended July 31, 1997). The increase in the respiratory, medical equipment and supplies sales are principally attributable to the inclusion of Omnicare's results in the three months ended June 30, 1998 (vs. one month for the comparable prior period) which carry a higher cost of revenues (69.9%) than the United States respiratory, medical equipment and supplies sales operations (48.1%) and the impact of the recent Balanced Budget Act, which increased cost of revenues for diabetic testing strips and respiratory drugs by 2.8%. The increase in patient services costs is primarily the result of the inclusion of Allied's results in the three months ended June 30, 1998 (vs. one month in the comparable prior period) which carry cost of revenues of 69.3%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $341,000 (2.7%) to $13,152,000 for the three months ended June 30, 1998 from $12,811,000 for the three months ended July 31, 1997. This increase was primarily due to the inclusion of three months (vs. one month in the comparable prior period) of the U.K. Operations ($3,694,000) and additional costs incurred for overhead related to sales efforts, collections and additional bad debt expense based upon a higher level of revenue partially offset by the recording of $3,323,000 of additional bad debt expense recorded in the three months ended July 31, 1997 primarily related to the Company's DermaQuest product lines ($2,360,000) and pulmonary rehabilitation center ($663,000) and a reduction due to the sale in July 1997 of Radamerica ($1,015,000). Included in S,G&A for the three months ended June 30, 1998 is an incremental $443,000 of intangible amortization (primarily goodwill) related to the acquisition of the U.K. Operations which was not included in the comparable prior year period.

         Special Charges. For the three months ended July 31, 1997 the Company incurred pre-tax special charges of $34,433,000 primarily due to the write-down of the Company's investment in HMI and the write-off of goodwill and other intangibles associated with exiting substantially all of the Company's domestic wound care and orthotics businesses.

         Interest Income. Interest income decreased by $1,311,000 to $156,000 for the three months ended June 30, 1998 from $1,467,000 for the three months ended July 31, 1997. This decrease was attributable to interest income earned under a credit agreement with HMI (the "HMI Credit Agreement") of $773,000 in the third quarter of fiscal 1997 and lower interest income earned on a lower level of funds invested in the third quarter of fiscal 1998, as compared to the comparable period of fiscal 1997.

         Interest Expense. Interest expense decreased by $63,000 to $1,540,000 for the three months ended June 30, 1998 from $1,603,000 for the three months ended July 31, 1997.

         Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income before income taxes was 50% for the three months ended June 30, 1998 and (16.8)% for the three months ended July 31, 1997. The increase from the prior year is due to the Company being in a taxable position as opposed to the comparable prior year period. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Income (Loss) . As a result of the foregoing, the Company produced net income of $271,000 for the three months ended June 30, 1998 compared to a net loss of $30,387,000 for the three months ended July 31, 1997.


NINE MONTHS ENDED JUNE 30, 1998 VS. NINE MONTHS ENDED JULY 31, 1997

         Revenues. Total revenues increased by $50,584,000 or 78.5% to $114,989,000 for the nine months ended June 30, 1998 from $64,405,000 for the nine months ended July 31, 1997. This increase was primarily attributable to the inclusion of nine months of results for Allied ($43,142,000) and Omnicare ($16,054,000) for the nine months ended June 30, 1998 (vs. one month in the comparable prior period). This increase was partly offset by a $5,633,000 decrease in patient services revenue attributable to the sale of Radamerica, lower infusion services revenue ($1,244,000) due to a decline in number of patients serviced as well as a $1,297,000 revenue reduction due to the Balanced Budget Act.

         Pursuant to the recent passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. These reductions reduced revenue, increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

         Cost of Revenues. Cost of revenues increased by $40,094,000 to $72,407,000 for the nine months ended June 30, 1998 from $32,313,000 for the nine months ended July 31, 1997. As a percentage of total revenues, cost of revenues increased to 63.0% from 50.2% for the nine months ended June 30, 1998 and July 31, 1997, respectively. Cost of revenues as a percentage of sales increased for patient services (69.4% for the nine months ended June 30, 1998 versus 49.0% for the nine months ended July 31, 1997), increased for respiratory, medical equipment and supplies sales (56.1% for the nine months ended June 30, 1998 versus 46.6% for the nine months ended July 31, 1997) and increased for infusion services (69.6% for the nine months ended June 30, 1998 versus 67.8% for the nine months ended July 31, 1997). The increase in patient services costs are due to the inclusion of Allied's results for the nine months ended June 30, 1998 (vs. one month in the comparable prior period) which carry a cost of revenues of 69.5% and the sale of Radamerica in July 1997 which carried a lower cost of service (26.4%). The increase in cost of revenues of respiratory, medical equipment and supplies sales are primarily attributable to the impact of the recent Balanced Budget Act, which increased cost of revenues for diabetic testing strips and respiratory drugs by 2.0% and the inclusion of nine months of Omnicare's results (vs. one month in the comparable period) which carry a higher cost of revenues (71.1%) than the U.S. respiratory, medical equipment and supplies sales operations (48.8%). The increase in infusion services is a result of an increase in therapies with higher product costs as well as the effects of reduced reimbursement rates for certain payors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7,847,000 or 26.3% to $37,662,000 for the nine months ended June 30, 1998 from $29,815,000 for the nine months ended July 31, 1997. This increase was primarily attributable to the inclusion of the U.K. Operations ($12,579,000) for the nine months ended June 30, 1998 (vs. one month in the comparable prior period) and additional costs incurred for overhead related to sales efforts, collections and additional bad debt expense based upon a higher level of revenue partly offset by the recording of $3,323,000 of additional bad debt expense recorded in the nine months ended July 31, 1997 primarily related to the Company's DermaQuest product lines ($2,360,000) and pulmonary rehabilitation center ($663,000) and the sale in July 1997 of Radamerica ($2,923,000).

         Special Charges. For the nine months ended June 30, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc. vs. $34,433,000 for the nine months ended July 31, 1997 primarily due to the write-down of the Company's investment in HMI and the write-off of goodwill and other intangibles associated with exiting substantially all of the Company's domestic wound care and orthotics businesses.

         Equity in Losses of Health Management, Inc. ("HMI"). Equity in losses of HMI was $296,000 for the nine months ended July 31, 1997 which represented 49% of HMI's losses for the six months ended July 31, 1997.

         Interest Income. Interest income decreased by $2,077,000 to $498,000 for the nine months ended June 30, 1998 from $2,575,000 for the nine months ended July 31, 1997. This decrease was primarily attributable to interest income earned (after elimination of intercompany interest) under the HMI Credit Agreement ($1,796,000) for the nine months of 1997 and lower interest income earned on a lower level of funds invested in the nine months of fiscal 1998, as compared to the comparable period of 1997.

         Interest Expense. Interest expense, increased by $1,102,000 to $4,818,000 for the nine months ended June 30, 1998 from $3,716,000 for the nine months ended July 31, 1997. This increase was primarily attributable to an increased level of borrowings under the Credit Facility in the early part of fiscal 1998.

         Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income before income taxes was 50.0% for the nine months ended June 30, 1998 and (13.6)% for the nine months ended July 31, 1997. The increase in the effective tax rate from the 1997 period to the 1998 period is due to the Company being in a taxable position as opposed to the comparable prior year period. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Income (Loss). As a result of the foregoing, the Company produced net income of $23,000 for the nine months ended June 30, 1998 compared to net loss of $29,031,000 for the nine months ended July 31, 1997.

Liquidity and Capital Resources

         During the nine months ended June 30, 1998 the Company recognized $19,029,000 from investing activities as follows: $32,328,000 received from the Asset Sale (as defined herein) partly offset by $11,021,000 paid to complete the merger with HMI as well as for fees and expenses in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $1,204,000 received in connection with the sale of Radamerica; net of utilization of $2,603,000 for capital expenditures and $879,000 for acquisitions. Funds generated by investing activities along with net proceeds of $6,481,000 from the exercise of the Company's warrants were used to reduce the Company's borrowings under the Credit Facility by $25,000,000 and to fund operating activities.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 1998 and September 30, 1997, $34,159,000 (18.6%) and $31,475,000 (15.6%), respectively, of the Company's total assets consisted of accounts receivable all of which are substantially due from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 1998 and September 30, 1997, the Company's average DSOs were relatively constant at 77 and 80, respectively.

         Sale of TNI. On July 15, 1998, the Company sold substantially all of the assets of its domestic home nursing subsidiary, Transworld Home HealthCare
- Nursing Division, Inc. ("TNI") to Pediatric Services of America, Inc. ("PSA") pursuant to an Asset Purchase Agreement (the "Agreement") dated as of June 5, 1998 between the Company, TNI and PSA.

         The aggregate purchase price for the assets was $5,300,000 which was paid in cash at closing. Subject to the terms of the Agreement, $300,000 of such amount was placed into escrow for a period of one year following the closing to secure TNI's obligations under the Agreement. Proceeds from the sale were used to reduce borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") ($4,100,000) and to satisfy transaction costs and liabilities that were retained by the Company.

         Credit Facility. Loans under the Company's senior secured revolving Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of June 30, 1998 and August 10, 1998, Eurodollar Rate borrowings bore interest at rates of 7.63% to 7.69% and 7.63%, respectively. The Company reduced its outstanding borrowings under the Credit Facility by $25,000,000 during the nine months ended June 30, 1998 and by an additional $4,100,000 on July 15, 1998. As of August 10, 1998, the Company had $57,255,000 outstanding under the Credit Facility. As a result of a scheduled commitment reduction and the sale of TNI, the unused portion of the Credit Facility was $36,145,000 as of August 10, 1998.

         Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. The Company amended the Credit Facility during the nine months ended June 30, 1998 to accommodate, among other things, the merger with HMI and the Asset Sale and to adjust certain covenants for fiscal 1997 and for fiscal periods beginning October 1, 1997. During July 1998, the Company also amended the Credit Facility to accommodate the sale of TNI.

        As of June 30, 1998 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA). Subsequently, the Company received approval from the required banks under the Credit Facility for modifications to the Credit Agreement amending covenants bringing the Company into compliance with the Credit Facility.

         Sale of Radamerica. The Company finalized the sale of its Radamerica subsidiary resulting in additional proceeds of $1,204,000, which was received during November 1997.

         Acquisition of HMI/Sale to Counsel. On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the previously announced merger with HMI. Under the terms of the merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the sale of substantially all of the businesses and operations of HMI (the "Asset Sale") to Counsel Corporation ("Counsel") for $40,000,000. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, are collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. As of June 30, 1998 an aggregate (including interest earned on such escrow funds) of $37,648,000 was received (including the $7,500,000 escrow that was held for accounts receivable collection) of which $25,000,000 was used to reduce the senior secured debt owed by the Company under the

Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500,000 escrow was fully utilized for post-closing adjustments.

         Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Litigation" with respect to certain legal proceedings concerning HMI), have been considered in determining the Company's consolidated financial position.

         HMI Payables. Hyperion Partners II L.P. ("HPII") had purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300,000 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares of the Company's common stock (the "AP Shares") determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the AP Shares would be the lower of $7.625 or the market value of the Company's common stock at the close of the last trading day before the closing of the AP Stock Purchase Agreement. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII was issued 1,159,000 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the AP Shares was $6,956,000.

         On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against best interests of the Company's shareholders (See "Litigation").

         Litigation. On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until August 14, 1998.

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. The court has scheduled an oral argument on this motion for September 25, 1998.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The plaintiff has stipulated to extend defendants' time to respond to this suit until September 4, 1998.

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

                                    PART II

Item 1.  Legal Proceedings

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The plaintiff has stipulated to extend defendants' time to respond to this suit until September 4, 1998.

         The Company was served with a complaint on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 6 06/95/97. The Action commenced on December 4, 1997 and sought compensatory damages of $3,275,000 and punitive damages of $5,000,000. On July 6, 1998, the Company settled the lawsuit for payment of $93,000 in exchange for a full release of claims from the plaintiffs and the action was dismissed with prejudice.

         On January 29, 1998, certain shareholders of HMI, who alleged that they had dissented from the merger of HMI with a subsidiary of the Company, commenced an action in the Chancery Court of the State of Delaware for New Castle County, entitled Lawrence E. Steinberg et al. V. Health Management, Inc., C.A. No. 16166, seeking appraisal of the value of their HMI shares. HMI filed an answer in that action, contending, among other things, that certain of the named plaintiffs had failed to timely demand such appraisal rights. Those plaintiffs subsequently requested that the court dismiss the action as to them and instead order that their shares of HMI be converted into the right to receive the $.30 per share merger consideration. The court granted that order on May 5, 1998, dismissing the appraisal action as to those plaintiffs, and directing that the action would be dismissed in its entirety on August 6, 1998 unless another dissenting shareholder assumed the prosecution of the action. Subsequently, no shareholder assumed such prosecution and the case has been dismissed pursuant to the court's May 5, 1998 order.

Item 2.  Changes in Securities and Use of Proceeds

         On April 28, 1998, the Company issued 1,159,000 shares of common stock valued at $6.00 per share to HPII in connection with the consummation of the AP Stock Purchase Agreement in a transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 14, 1998 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

         1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.

         2. To ratify and approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of the Company's common stock, par value $0.01 per share (the "Common Stock") for which options may be granted under such Plan by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year.

         3. To ratify the appointment by the Company's Board of Directors of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand, L.L.P.), as independent accountants of the Company for the fiscal year ending September 30, 1998.

                                 Voting Results
                                 --------------
                                                               ABSTAIN/
               PROPOSAL              FOR        AGAINST       NON-VOTING
               --------              ---        -------       ----------
No. 1 (election of Directors)

Messrs. Timothy Aitken           14,932,053        -            227,267

Lewis Ranieri                    14,956,013        -            203,307

Scott Shay                       14,956,013        -            203,307

Michael Scorey                   14,956,013        -            203,307

Jeffrey Peris                    14,956,013        -            203,307

No. 2                            14,424,299     709,035          25,986

No. 3                            15,089,390      61,657           8,273

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             10.1 Tenth Amendment to Credit Agreement dated as of April 7, 1998 between the Company and Bankers Trust Company

             10.2 Eleventh Amendment to Credit Agreement dated as of July 15, 1998 between the Company and Bankers Trust Company

             10.3 Amendment dated March 17, 1998 to the Company's 1992 Stock Option Plan

             27    Financial Data Schedule

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998

                                       TRANSWORLD HEALTHCARE, INC.

                                       By: /s/ Wayne A. Palladino
                                          -----------------------------------
                                           Wayne A. Palladino
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer and Duly
                                           Authorized to Sign on Behalf of
                                           Registrant)

                                 EXHIBIT INDEX


 Exhibit                             Description

  10.1 Tenth Amendment to Credit Agreement dated as of April 7, 1998 between the Company and Bankers Trust Company

  10.2 Eleventh Amendment to Credit Agreement dated as of July 15, 1998 between the Company and Bankers Trust Company

  10.3    Amendment dated March 17, 1998 to the Company's 1992 Stock Option
          Plan

  27      Financial Data Schedule