Form 10-K
period 1998-09-30
TRANSWORLD HEALTHCARE INC
filed 1998-12-15
CIK 890634

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                           FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1998
                          COMMISSION FILE NO. 1-11570

                           --------------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant as of December 1, 1998 was approximately $28,057,926 based on the closing sale price of $4.25 on such date, as reported by the Nasdaq National Market(R).

         The number of shares outstanding of the registrant's Common Stock, as of December 1, 1998, was 17,536,076.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

===============================================================================

                          TRANSWORLD HEALTHCARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                  For the Fiscal Year Ended September 30, 1998

                               TABLE OF CONTENTS


                                     PART I

Item 1.      Business......................................................1
             General.......................................................1
             Strategy......................................................1
             U.S. Operations...............................................2
             U.S. Services and Products....................................2
             Specialty Mail-Order Pharmaceutical and
                   Medical Supplies Operations,Respiratory Therapy
                   and Home Medical Equipment..............................3
             Infusion Therapy..............................................3
             U.S. Quality Assurance; JCAHO Accreditations..................4
             U.S. Sales and Marketing Activities...........................4
             U.S. Third-Party Reimbursement................................5
             U.S. Suppliers................................................5
             U.S. Competition..............................................6
             U.S. Patents and Trademarks...................................6
             U.S. Employees................................................6
             U.K. Operations...............................................6
             U.K. Services and Products....................................6
             Patient Services..............................................7
             Specialty Pharmaceutical and Medical Supplies Operations
                  and Respiratory Therapy..................................7
             U.K. Quality Assurance; Department of Health Licenses.........7
             U.K. Sales and Marketing Activities...........................8
             U.K. Recruiting and Training of Personnel.....................8
             U.K. Third-Party Reimbursement................................9
             U.K. Suppliers................................................9
             U.K. Competition..............................................9
             U.K. Patents and Trademarks..................................10
             U.K. Employees...............................................10
             Government Regulation........................................10
             U.S. Government Regulation...................................10
             U.K. Government Regulation...................................14
             Insurance....................................................15

Item 2.      Properties...................................................15

Item 3.      Legal Proceedings............................................15
             The Company..................................................15
             HMI..........................................................16

Item 4.      Submission of Matters to a Vote of Security Holders..........17

                                    PART II

Item 5.   Market for Registrant's Common Equity
            and Related Stockholder Matters..................................18

Item 6.   Selected Financial Data............................................19

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................21
          General............................................................21
          Results of Operations..............................................23
          Year Ended September 30, 1998 vs.
            Eleven Months Ended September 30, 1997...........................23
          Eleven Months Ended September 30, 1997
            vs. Eleven Months Ended September 30, 1996.......................26
          Liquidity and Capital Resources....................................28
          General............................................................28
          Accounts Receivable................................................28
          Credit Facility....................................................29
          TNI Sale...........................................................30
          Acquisition of HMI/Sale to Counsel.................................30
          Year 2000..........................................................31
          Litigation.........................................................32
          Impact of Recent Accounting Standards..............................32
          Inflation..........................................................33

Item 8.   Financial Statements and Supplementary Data........................33

Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure...........................33

                                  PART III

Item 10.  Directors and Officers of the Registrant...........................34
          Board Committees...................................................36
          Audit Committee....................................................36
          Compensation Committee.............................................36
          Compliance With Section 16(a) of the
            Securities Exchange Act of 1934..................................36

Item 11.  Executive Compensation.............................................37
          Summary Compensation Table.........................................37
          Option Grants in Fiscal 1998.......................................38
          Aggregate Option Exercises in Fiscal 1998
            and 1998 Fiscal Year-End Option Values.........................  38
          Employment Agreements; Termination of Employment and
            Change-in-Control Arrangements...................................39
          Compensation Committee Interlocks and Insider Participation........39
          Stock Option Plans.................................................39
          1992 Stock Option Plan.............................................39
          1997 Non-Employee Director Plan....................................40
          Indemnification....................................................41

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....41

Item 13.  Certain Relationships and Related Transactions.....................42
          Transactions with Principal Shareholders...........................42
          Transactions with Directors and Executive Officers.................44

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...45


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1. BUSINESS.

     GENERAL


         Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of home health care services and products with operations in the United States ("U.S.") and the United Kingdom ("U.K."). The Company selectively targets geographic markets and business lines where its convenient, cost effective products and services can improve patient quality of life, and prevent hospital admissions or reduce the length of hospital stays. The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy. The Company's U.S. infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey and New York while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. The Company's U.K. operations include the U.K.'s second largest commercial provider of home nursing and para-professional care, the U.K.'s second largest respiratory supplier as well as a leading medical supplies distributor, all with operations located throughout the U.K.

         The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997. This resulted in an eleven month reporting period ended September 30, 1997 (sometimes referred to herein as the "Eleven Month Period") included in this Annual Report on Form 10-K.

         The Company took a number of significant steps during the fiscal year ended September 30, 1998 and the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and as an integrated national provider of home and alternate site health care products and services in the U.K. These steps included: (i) selling non-core assets such as the Company's Radamerica, Inc. ("Radamerica") business, which provided radiation therapy in the Baltimore, Maryland area and the sale of the assets of the Company's Transworld Home HealthCare - Nursing Division, Inc. ("TNI") operations (the "TNI Sale"), which provided nursing and para-professional services in New Jersey and Florida; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the sale of substantially all of the assets of Health Management, Inc. ("HMI") to Counsel Corporation (the "HMI Asset Sale"); and (iv) terminating the agreements to purchase Kwik Care, Ltd. and VIP Health Services, Inc. (the "VIP Companies"), nursing service companies serving New York City and the surrounding areas.

         The Company's principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and the Company's telephone number at that location is (212) 750-0064.

     STRATEGY

         The Company's strategy is to grow its business in the U.S. and U.K. both internally and through selected acquisitions.

         The Company's U.S. strategy is focused on expanding its specialty mail-order pharmacy operation through increasing the number of patients serviced, while at the same time identifying potential acquisition candidates in selected alternate site health care product lines. U.S. acquisition opportunities are reviewed with a focus on quality of management, historical earnings trends, potential reimbursement changes, and an ability to generate cash flow on a consistent basis through effective management of accounts receivable.

         The Company's growth strategy in the U.K. is to take advantage of recent major policy moves by the government-funded National Health Service ("NHS") and by private payors to seek to treat a much larger number of patients than in the past and to shorten waiting lists for access to care. In July 1997, the Company made significant strides toward becoming one of the only integrated national providers of home and alternate site health care in the U.K. through the purchase of Omnicare plc ("Omnicare") for approximately $31,000,000 and Allied Medicare Ltd ("Allied") for approximately $60,000,000 (Omnicare and Allied are sometimes collectively referred to herein as the "U.K. Operations"). Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care-giving services to home care patients with sixty-nine locations throughout the U.K.

         The Company believes that it has the potential to become the U.K. market leader in this rapidly developing field as (i) it already has the capability through Allied to provide or support home or alternate site treatments throughout the U.K. and (ii) it has developed a range of treatments tailored to the local market but based on U.S. practices which, it believes, are not presently offered by any other U.K. supplier.

         Consistent with this strategy, it is also the Company's intention to acquire additional nursing operations to complement its Allied nursing operations as well as selected businesses in the U.K. which are already providing basic treatments and services to patients at home. The Company believes that the nursing services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, the Company acquired seven nursing operations in fiscal 1997 and 1998 in the U.K.


         U.S. OPERATIONS

         U.S. SERVICES AND PRODUCTS

         The Company provides the following services and products in the U.S.:
(i) specialty mail-order pharmaceuticals and medical supplies, respiratory therapy and home medical equipment (including respiratory and diabetic medications and supplies, as well as ostomy and orthotic products); and (ii) infusion therapy. The Company's U.S. infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey and New York while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. During fiscal 1998, the Company derived 44.8% of its revenues from U.S. operations, with the following contributions by product line: 74.3% of its U.S. revenues from specialty mail-order pharmaceutical and medical supplies sales, respiratory therapy and home medical equipment, 14.7% from infusion therapy and 11.0% from patient services. The Company exited patient services (nursing and para-professional services) in the U.S. in fiscal 1998 through the TNI Sale.

         SPECIALTY MAIL-ORDER PHARMACEUTICAL AND MEDICAL SUPPLIES
         OPERATIONS, RESPIRATORY THERAPY AND HOME MEDICAL EQUIPMENT

         Specialty Mail-Order Pharmaceutical and Medical Supplies Operations. The Company operates mail-order pharmacy and medical supplies operations in Jacksonville, Florida and Puerto Rico, which specialize in supplying diabetic patients with glucose monitors and test strips, as well as respiratory, diabetic, maintenance and other commonly prescribed medications. The Company also provides ostomy products nationwide and orthotic products in Puerto Rico. The Company believes that its patients elect to receive their prescription drugs and supplies via mail-order primarily because of convenience and the cash savings due to no up front cash outlay. The Company provides physician-prescribed respiratory medication in pre-mixed, pre-measured unit doses thereby reducing the risk of over or underdosing, or contamination due to poor patient mixing technique. As part of its service to patients, the Company provides direct billing to Medicare, Medicaid and private insurance companies, thereby reducing or eliminating up-front cash outlays for the patient. In addition, the Company provides free routine home delivery, eliminating trips to the pharmacy. During 1997, the Company exited its wound care and orthotic product lines in the continental U.S. As a result of this action, the Company recorded special charges of $12,079,000 for the write-off of goodwill and intangible assets and additional bad debt reserves of $6,060,000 related to the wound care and orthotic product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

         Respiratory Therapy. The Company provides home respiratory services to patients with a variety of conditions, primarily chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma). The Company employs a clinical staff of respiratory care professionals to provide support to its home respiratory therapy patients. These professionals manage the needs of the Company's patients according to physician-directed plans of care. The Company's respiratory therapy revenues are derived primarily from the provision of oxygen systems, nebulizers (devices to aerosolize medication), home ventilators and respiratory medication on a unit dose basis. The Company offers its respiratory therapy services principally in New Jersey and the New York metropolitan area.

         Home Medical Equipment. The Company's U.S. product offerings in home medical equipment consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes) and bathroom safety items. The Company generally purchases this equipment from manufacturers and rents it to patients. Accordingly, the Company generally promotes its home medical equipment and services business as a complementary product line in each of the markets where it also provides respiratory therapy and infusion therapy.


         INFUSION THERAPY.

         Infusion therapy involves the intravenous administration of antibiotics, nutrients or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. The infusion therapies provided by the Company include antibiotic and related therapies (therapies used to treat various infections and diseases); parenteral nutrition therapy (the intravenous feeding of life sustaining nutrients to patients with impaired or altered digestive tracts due to gastrointestinal illness, such as an intestinal obstruction or inflammatory bowel disease); enteral nutrition therapy (the administration of nutrients through a feeding tube to patients who cannot eat as a result of an obstruction to the digestive tract or because they are otherwise unable to feed themselves orally); blood products; chemotherapy (the intravenous administration of cancer-inhibiting drugs through either rapid or continuous infusion); pain management (the administration of pain controlling drugs such as morphine and Demerol to terminally or chronically ill patients); and other therapies. The Company's related support services include patient training in the self-administration of infusion therapies, nursing support, pharmacy operations and related delivery services and insurance reimbursement assistance. The Company offers these therapies and services to patients in the New York metropolitan area and in New Jersey from its facility located in Clark, New Jersey.

         U.S. QUALITY ASSURANCE; JCAHO ACCREDITATIONS

         The Company maintains quality assurance policies and procedures and closely monitors operations in order to provide high quality care with respect to the services it offers. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a not-for-profit private organization that has established standards for health care organizations, has granted accreditation status to all of the Company's respiratory and infusion therapy and home medical equipment facilities. JCAHO does not accredit mail-order pharmacy operations and accordingly, the Company's U.S. specialty pharmaceutical and medical supplies operations are not eligible for such accreditation. The Company believes that accreditations of its eligible facilities by JCAHO is a prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.


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

         The Company currently employs full-time sales representatives for its respiratory products and services, home medical equipment and infusion therapy. The Company uses primarily the same sales force to cross-market its products and services. The Company uses full-time and part-time sales employees for its mail-order pharmacy and medical supplies operations. The Company also employs a full-time sales representative focused principally on selling the Company's products and services to managed care organizations. The Company will continue to focus on selling to managed care organizations in the future.

         In general, the sales representatives market the Company's services through direct contact with referral sources in the form of meetings, telephone calls and sales presentations. The representatives maintain contact with these sources in order to strengthen their relationships. While the sales representatives strive to develop exclusive provider relationships, referral sources frequently utilize the services of several home health care companies. The sales representatives are trained by the Company to provide information to referral sources concerning the quality and convenience of the Company's home health care services and the potential cost-saving advantages of such services. Primarily due to escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives and are consequently becoming more important in the referral and case management process. The inability to obtain and maintain managed care contracts at acceptable profitability may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

         During the latter part of 1996 and thereafter, there continued to be a changing regulatory environment with respect to certain of the Company's product lines, including, for example, developments affecting the respiratory medications and the diabetic supplies segments of the Company's business. The Company has increased its internal and external sales and marketing staff, as well as developed new marketing programs in order to address these developments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."


         U.S. THIRD-PARTY REIMBURSEMENT

         Substantially all of the Company's U.S. revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans, and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Like other medical service providers, the Company is subject to lengthy reimbursement delays as a result of third-party payment procedures. The Company generally collects payments from third-party payors within three months after products are supplied or services are rendered, but pays its accounts payable and employees currently.

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

         For the year ended September 30, 1998, 60.6% and 12.9%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. For the Eleven Month Period, 53.3% and 14.2%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. The increase in the percentage of revenues directly attributable to Medicare during the year ended September 30, 1998 versus the Eleven Month Period was primarily the result of a decrease in revenues attributable to the sale of the Company's nursing operations which derived a lesser percentage of revenue from Medicare than did the rest of the Company. The Company's payor mix may fluctuate in the future as a result of any acquisitions completed by it, and such fluctuations will be dependent, to a large degree, on the relative payor mix of acquired companies.

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

         U.S. COMPETITION

         The home health care market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. The Company competes with a large number of companies in all areas in which it conducts business. The Company believes that the principal competitive factors in the U.S. are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; referrals from physicians, hospitals and HMOs; general reputation with physicians, other referral sources and potential patients; and for certain payors, price.

         The Company's mail-order medical supplies, respiratory therapy, home medical equipment and home infusion services compete with numerous local, regional and national companies. The Company believes that there are no dominant competitors in the diabetic and respiratory generic drug market. The Company's primary competition for its mail-order sales of diabetic and respiratory drugs is generated from retail pharmacies.

         U.S. PATENTS AND TRADEMARKS

         The Company owns no patents in the U.S. The Company owns the following service marks in the U.S.: "Steri-Pharm," "Transworld Nurses, Inc.," "Advocate Home Care," "RespiFlow" and "DermaQuest." The Company does not believe that its business is dependent upon the use of any patent or trademark or similar property.


         U.S. EMPLOYEES

         As of November 30, 1998, the Company had approximately 350 full-time employees and approximately 150 part-time employees in the U.S. The Company considers its relationship with its U.S. employees to be satisfactory.


         U.K. OPERATIONS

         U.K. SERVICES AND PRODUCTS

         The Company provides the following services and products in the U.K.:
(i) patient services, principally nursing and para-professional services, and
(ii) specialty pharmaceutical and medical supplies and respiratory therapy. The Company's U.K. Operations products and services are provided to patients throughout the U.K.

         During fiscal 1998, the Company derived 55.2% of its revenues from U.K. Operations, with the following contributions by product line: 71.5% of its U.K. revenues from patient services and 28.5% from specialty pharmaceutical and medical supplies and respiratory therapy.


         PATIENT SERVICES.

         The Company offers its U.K. patient services through Allied, a commercially oriented provider of nursing and care staff services to a broad range of clients, particularly NHS trusts, nursing homes, private clients and local authority social services departments. Allied was founded in 1972 as a home nursing service and has expanded through the establishment of a local area network. The branch network has expanded substantially in recent years, through both organic growth and an on-going nursing and care agency acquisition program. Allied is now represented by 69 branches spread across the U.K.

         The Company believes that the demand for most forms of nursing and other health care services is expected to increase during the next twenty years as the U.K. population grows older in line with demographic trends. Consequently, it is anticipated that requirements for temporary nursing services will increase in the future, benefiting Allied.


         SPECIALTY PHARMACEUTICAL AND MEDICAL SUPPLIES OPERATIONS
         AND RESPIRATORY THERAPY

         The Company offers its U.K. specialty pharmaceutical and medical supplies and respiratory therapy through the following Omnicare subsidiaries:
(i) Amcare Ltd ("Amcare"); (ii) Allied Oxycare Ltd ("Oxycare"); and (iii) Medigas Ltd ("Medigas").

         Specialty Pharmaceutical and Medical Supplies Operations. Amcare supplies ostomy, continence care and wound care products directly to patients at home under a prescription written by the patients' family doctor. Amcare also receives reimbursement and remuneration fees from the U.K. Department of Health for providing dispensing services as defined by the terms of service for contractors to the NHS and the "Drug Tarriff" (a booklet listing all current prescribable goods) for prescribable goods. These services are offered throughout the mainland of the U.K.

         Respiratory Therapy. Oxycare and its subsidiary Medigas service patients with chronic respiratory diseases either directly at home or via the community pharmacist. Oxycare provides oxygen concentrators, which filter room air to provide a 95% oxygen gas, to patients in their homes. Medigas supplies filled oxygen cylinders to pharmacies for patients at home who require lower volumes of oxygen per day or who may have temporary respiratory conditions. These services are offered throughout the U.K.


         U.K. QUALITY ASSURANCE; DEPARTMENT OF HEALTH LICENSES

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

         The European Quality Standards BS EN ISO 9002 have been awarded to both Amcare and Oxycare. The awarding authority checks the continued adherence to these standards on a six month basis with procedure manuals being available for review at any time.

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

         Allied markets its nursing agency service via superintendents and their staff within each of its sixty-nine independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity.

         Amcare employs representatives to promote the dispensing and delivery services of the Company in the U.K. and supports this with marketing and managerial staff centrally based for coordination and customer support activities.

         Oxycare and Medigas are marketed directly to the pharmacist for oxygen cylinders and the NHS Supplies for oxygen concentrator services by a senior manager. In addition to primary sales activity, delivery drivers play a key role as secondary sales staff.

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


         U.K. RECRUITING AND TRAINING OF PERSONNEL

         The Company's U.K. Operations recruit, train, provide on-going education, offer benefits and other programs to its staff appropriate to their needs and the requirements of the business. Recruiting of staff is conducted primarily through advertising, direct contact with employment and governmental organizations and through the use of competitive salary and benefit packages.

         The U.K. health care industry continues to face shortages of certain qualified personnel. In particular, Allied's nursing business experiences significant competition in recruiting qualified health care personnel for its operations. Most of the registered and licensed health care professionals employed by Allied are also registered with and accept placements from competitors.

         U.K. THIRD-PARTY REIMBURSEMENT

         For the year ended September 30, 1998, the Company's U.K. Operations received approximately 53.8% of revenues from the NHS and other U.K. governmental payors. The remaining 46.2% of revenues were derived from products and services provided to the private health care sector and other commercial organizations, such as privately owned nursing homes.

         In general, reimbursement is received regularly and reliably from all governmental department payors and this is also the case for most of the remaining customer base. The Company's U.K. Operations generally collects payments from all third-party payors within two months after products are supplied or services are rendered but pays its accounts payable and employees in accordance with contracts.

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

         U.K. PATENTS AND TRADEMARKS

         The Company's U.K. Operations own no patents. The Company's U.K. Operations operate under the following trade names: "Allied Medicare Ltd," "Medicare," "Medigas Ltd," "Allied Oxycare Ltd," "Omnicare plc," "Transworld Healthcare (UK) Ltd," "Amcare Ltd," "Allied Medicare Services Ltd" and "Allied Medical Nursing Services." The Company does not believe that its business in the U.K. is dependent upon the use of any patent or trademark or similar property.

         U.K. EMPLOYEES

         As of November 30, 1998, the Company's U.K. Operations employed approximately 155 full-time employees and 25 part-time employees.

         In addition, the Company's U.K. Operations maintain registers of approximately 675 registered nurses and 2,705 carers and aides available to staff home and health service nursing arrangements on a temporary basis. The Company considers its relationships with its U.K. employees to be satisfactory.


         GOVERNMENT REGULATION

         U.S. GOVERNMENT REGULATION.

         General. The Company's business is subject to extensive Federal and state regulation. Federal regulation covers, among other things, Medicare and Medicaid billing and reimbursement, reporting requirements, supplier standards, limitations on ownership and other financial relationships between a provider and its referral sources and approval by the Food and Drug Administration of the safety and efficacy of pharmaceuticals and medical devices. In addition, the requirements that the Company must satisfy to conduct its businesses vary from state to state. The Company believes that its operations are in substantial compliance with applicable Federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws could have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement for the Company's products and services paid by government and other third-party payors.

         Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Balanced Budget Act of 1997 (the "Balanced Budget Act") made several changes to the Medicare reimbursement system that affect payment for the products provided by the Company. Some of these provisions include an expansion of coverage of diabetic testing supplies to non-insulin-treated Medicare diabetics, a 10% reduction of Medicare payment rates for diabetic testing strips, as of January 1, 1998, a 5% reduction of Medicare payment rates for respiratory drugs, as of January 1, 1998, a requirement that skilled nursing facilities provide directly and bundle into their payment certain items, including medical supplies, which may have been previously provided by outside suppliers, a freeze on the update factor for durable medical equipment and supplies, and parenteral and enteral equipment and supplies, a provision regarding billing for upgraded medical equipment, and authorization for a competitive pricing demonstration program. Under the Social Security Act's authority to the Health Care Financing Administration ("HCFA") to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing additional cuts to Medicare payment rates as follows: (i) up to a 3.38% (depending on the state) reduction for diabetic testing strips as of January 1, 1999; (ii) a 15% reduction in Medicare payment rates for diabetic lancets as of January 1, 1999, an additional 15% as of January 1, 2000 and an additional 2.32% as of January 1, 2001; and (iii) a 10.5% reduction for albuterol (a respiratory drug) as of January 1, 1999. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         Permits and Licensure. Certain of the Company's facilities are subject to state licensure laws, including licensing from state boards of pharmacy. Federal laws require certain of the Company's facilities to comply with rules applicable to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the United States Department of Justice and to meet certain requirements concerning security, record keeping, inventory controls, prescription and order forms and labeling. The Company's pharmacists and nurses also are subject to state licensing requirements. The Company believes that it is in substantial compliance with all applicable licensure requirements.

         Fraud and Abuse Laws. The Company is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs as well as in relation to private payors. The Company also is subject to Federal and state laws governing certain financial relationships with physicians and other fraud and abuse laws prohibiting the submission of false claims.

         The Federal Medicare and Medicaid "Anti-kickback Statute" prohibits certain conduct involving improper payments in connection with the delivery of items or services covered by a number of Federal and state health care programs. Among other things, these prohibitions apply to anyone who knowingly and willfully solicits, receives, offers, or pays any remuneration in return for referring an individual to another person for the furnishing, or arranging for the furnishing, of any item or service that may be paid, in whole or in part, by the Medicare, Medicaid or other Federal health care programs. To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, including physicians and other direct health care providers, as well as persons who do not have a direct role in the provision of health care services. Violations of the statute may result in criminal penalties, including fines of up to $25,000 and imprisonment for up to five years for each violation, exclusion from participation in the Medicare and Medicaid programs, and civil penalties of up to $50,000 and treble the amount of remuneration for each violation. The Balanced Budget Act increases accountability and strengthens program integrity through additional fraud and abuse penalties.

         The U.S. Department of Health and Human Services' ("HHS") Office of Inspector General ("OIG") has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Additional safe harbors have also been proposed, and OIG has recently solicited proposals for developing new and modifying existing safe harbors. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but such arrangements would risk scrutiny and may be subject to civil sanctions or criminal enforcement action.

         The Federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician is prohibited from referring a Medicare patient to the health care provider, and that provider is prohibited from billing Medicare, for the designated health service. The Stark Law has certain statutory exceptions. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to significant amendments enacted in 1993. The preamble to these regulations states that HCFA intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, the Company believes that its investments will qualify for the publicly-traded securities exception because it has shareholder equity of at least $75,000,000. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition, a state cannot receive Federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

         A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $10,000 per false claim. In addition, a civil penalty of up to $15,000 may be assessed for engaging in other activities prohibited by this statute. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Recent government efforts have been made (with mixed success) to assert that any claim resulting from a relationship in violation of the Anti-kickback Statute or the Amended Stark Law is false or fraudulent under the False Claims Act. The Company carefully monitors its submissions of Medicare and Medicaid claims and all other claims for reimbursement to assure that they are not false or fraudulent, and as noted above, believes that it is in substantial compliance with the Anti-kickback Statute or the Amended Stark Law.

         The OIG of HHS instituted "Operation Restore Trust" in May 1995 in the five states with the highest Medicare expenditures (California, Florida, New York, Texas and Illinois). Operation Restore Trust is intended to counter health care fraud, waste and abuse in targeted areas that HHS believes to be particularly vulnerable to fraud and abuse, including home health care, nursing homes and home medical equipment. The OIG also has issued "Fraud Alerts" relating to improper business practices in the provision of medical supplies to nursing homes, and is expected to issue additional Fraud Alerts in the future as a means of advising the public of suspect business arrangements and practices in the health care industry. In addition, providers of home medical equipment, wound care supplies and other products and services are expected to be subject to increased scrutiny for practices involving fraud and abuse.

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

         The Company continues to review all aspects of its operations and believes that it is in substantial compliance with all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws, although because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these provisions. The Company intends to monitor developments under these Federal and state fraud and abuse laws. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state fraud and abuse laws may have on the Company's business, financial condition, cash flows or results of operations.

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

         On November 19, 1997, the Company was notified by the Department of Justice Office of the United States Attorney for the Eastern District of Texas that it, RespiFlow, MK, and other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was filed under seal in the United States District Court, and it will remain under seal while the government evaluates the merits of the lawsuit and decides whether to intervene in and take over the conduct of the litigation. The government has not made a copy of the sealed complaint available to the Company; however, the Company has been informed that no individuals associated with it or its affiliates have been named as defendants. The Company further understands that the issues raised in the lawsuit involve payments to durable medical equipment dealers who acted as the Company's marketing representatives and the OIG office of Audit Services is assisting the Department of Justice in this case. The Company cannot predict whether the Federal government will intervene in this action or whether the outcome of this action will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         U.K. GOVERNMENT REGULATION.

         General. The Company's U.K. Operations are subject to regulations by the government of the U.K. via acts of Parliament related to health care provision. These acts generally fall under the Department of Health and relate to services provided to the general public under the NHS.

         Some 85% of health care in the U.K. is provided under the NHS with the remaining 15% being provided by private health care organizations. However, all care provision is regulated under the general health regulations of the Department of Health.

         Health Care Reform. Within the last twelve months, the NHS has released a green paper "Towards a Healthier Future" and two white papers, one concerned with community care and the second with primary care reforms.

         The Labor government has continued to develop the original Tory plans of devolving decisions on patient care down to the family doctor. Over the next few years the plan is to allow the formation of primary care groups where the decision for patient care and the funding required, will be decided by a group representing general practitioners, nurses, pharmacists and community care workers operating in conjunction with the Area Health Authorities.

         In addition to this top-level development change, the NHS continues to seek ways in which it can reduce costs. The Company believes that contractors to the NHS will continue to come under pressure over the next 5 years, until the next election, with the current government's determination to fund changes in the NHS without increasing direct taxation.

         Licenses for Contractors and Suppliers. The Company's U.K. Operations are subject to licensing and approval regulations from both governmental and non-governmental bodies according to terms of service and operating procedures decided by the U.K. government.

         Allied operates under the Nurses Act (England and Wales) 1957 and 1961 Amendment and the Nurses Agency Act (Scotland) 1957. In addition, Allied is accredited by various U.K. social services agencies for the supply of carers to the Community Services, within that specific area. The MCA has granted licenses to Oxycare and Medigas for the production and distribution of medical grade oxygen to the network of 12,000 pharmacies throughout the U.K. Amcare operates as a dispensing appliance contractor and as such holds nine licenses for premises which provide dispensing services to patients on the mainland of the U.K. The Company operates under terms of service for pharmacy contractors outlined in the National Service Act 1977(a) and the NHS (Pharmaceutical Services) Regulations 1992. Levels of reimbursement and remuneration are published monthly in the NHS's Drug Tariff.

         Fraud and Abuse. In late 1997, the Prescription Pricing Authority released a report on "Prescription Fraud in the NHS" and certain recommendations have been introduced to reduce the level of fraud by patients and contractors to the NHS since April 1998. New prescription forms have been issued which are more 'secure' for the prescriber while patients have to make signed undertakings that they are entitled to receive the prescribed drugs. Regarding contractor fraud with prescriptions, a number of practices were identified and challenged as to their legality.

         The Company believes that its practices regarding claim for reimbursement and remuneration is in substantial compliance with applicable law and it continues to review its practices in light of recent recommendations to ensure they are in line with governmental regulations.

         The Company believes that it is in substantial compliance in all material respects with U.K. health care laws and regulations applicable to its U.K. Operations.


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


ITEM 2.    PROPERTIES.

         The Company leases a total of seven facilities in three states and Puerto Rico and owns three and leases forty-one facilities in the U.K. (of which 23 are for a period of three months or less). In addition, there are thirty-seven facilities in the U.K. which are owned or leased by branch representatives. Management believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations. See Note 10 to the Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS.

         THE COMPANY

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17,

1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables (as defined and described in "Certain Relationships and Related Transactions - Transactions with Principal Shareholders"). The action seeks injunctive relief against this transaction, damages and costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until December 21, 1998.

         The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The complaint contained, among other claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action sought compensatory damages of $3,275,000 and punitive damages of $5,000,000. On July 6, 1998, the Company settled the lawsuit for payment of $93,000 in exchange for a full release of all claims from the plaintiffs and the action has been dismissed with prejudice.


         HMI

         Effective October 1, 1997, HMI became a wholly-owned subsidiary of the Company.

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiff responded to these motions on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on these motions was held on November 13, 1998. The court denied defendants' motions to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. A stipulation was filed on November 23, 1998, extending defendants time to serve and file their answer to this action until December 18, 1998.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The plaintiffs filed a response to this motion on November 6, 1998. The defendants' reply brief is due on December 16, 1998.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking the reimbursement and advancement of legal fees and expenses in the amount of $1,000,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824,000; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, 1998, HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys has demanded advancement of legal fees and expenses in the amount of $150,000.

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

         The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the financial condition, cash flows, or results of operations of the Company.

         See also "Business -- Government Regulation."


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended September 30, 1998, no matters were submitted by the Company to a vote of its stockholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is quoted on the Nasdaq National Market (the "NASDAQ/NM") and is traded under the symbol "TWHH." The following table sets forth the high and low sales price of the Common Stock on the NASDAQ/NM for the Eleven Month Period, the fiscal year ended September 30, 1998, and the first quarter of fiscal 1999, through December 1, 1998.


                         PERIOD                            HIGH          LOW
                         ------                            ----          ---

    Eleven Month Period Ended September 30, 1997:
       First Quarter................................   $   12-5/8     $   9-3/8
       Second Quarter...............................       11-1/2         9-1/8
       Third Quarter................................       10-1/2             8
       Fourth Quarter (through
        September 30, 1997).........................        9-7/8         6-5/8
    Year Ended September 30, 1998:
       First Quarter................................        9-7/8       6-13/16
       Second Quarter...............................      7-13/16         5-1/2
       Third Quarter................................        7-1/8        5-7/16
       Fourth Quarter...............................            6         2-1/8
    Year Ended September 30, 1999:
       First Quarter (through December 1, 1998).....      5-13/32         2-1/8


         As of December 1, 1998, there were approximately 180 stockholders of record of the Common Stock.

         The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. Under the terms of the Company's senior secured revolving credit facility (the "Credit Facility"), the Company is prohibited from paying dividends or making other cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  Selected Financial Data.

         The financial data for the year ended September 30, 1998, the Eleven Month Period ended September 30, 1997 and the year ended October 31, 1996 and balance sheet data as of September 30, 1998 and 1997 as set forth below have been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business - General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                       YEAR ENDED         ELEVEN MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,(1)                     YEAR ENDED OCTOBER 31,
                                      ------------    --------------------------      -----------------------------------------
                                          1998          1997(2)           1996          1996(3)          1995(4)        1994(5)
                                      ------------    --------------------------      -----------------------------------------
                                                                     (Unaudited)
                                                             (in thousands, except per share data)
FINANCIAL DATA:
Net respiratory, medical
equipment and supplies sales...         $ 76,185      $  52,562        $  41,754      $  47,170        $  42,782      $  17,022
Net patient services...........           68,887         29,844           17,425         19,164           18,870         12,150
Net infusion services..........           10,237         11,038            8,724          9,970            9,935         10,551
                                        --------      ---------        ---------      ---------        ---------      ---------
Total revenues.................          155,309         93,444           67,903         76,304           71,587         39,723
Cost of revenues..............            97,192         51,387           30,917         34,680           32,730         18,809
                                        --------      ---------        ---------      ---------        ---------      ---------
Gross profit...................           58,117         42,057           36,986         41,624           38,857         20,914
Selling, general and
  administrative expenses......           51,426         42,931           30,062         33,552           29,774         15,968
Gain on sale of assets.........           (2,511)(6)       (606)(7)            -              -                -
Special charges................              554 (8)     34,836 (9)            -              -            3,898(10)          -
Equity in losses of HMI........                -            296                -              -                -              -
                                        --------      ---------        ---------      ---------        ---------      ---------
Operating income (loss)........            8,648        (35,400)           6,924          8,072            5,185          4,946
Interest income................             (635)        (2,650)             (66)           (75)             (68)          (105)
Interest expense...............            6,286          5,063            4,229          4,427            3,767            914
Provision (benefit) for income
  taxes........................            1,844         (5,078)           1,263          1,702              627          1,656
                                        --------      ---------        ---------      ---------        ---------      ---------
Income (loss) before
  extraordinary item and
  cumulative effect
  of an accounting change......            1,153        (32,735)           1,498          2,018              859          2,481
Extraordinary item.............                -              -           (1,435)        (1,435)(11)           -              -
Cumulative effect of an
accounting change..............                -              -                -              -                -            300
                                        --------      ---------        ---------      ---------        ---------      ---------
Net income (loss)..............         $  1,153       $(32,735)       $      63      $     583        $     859      $   2,781
                                        ========       ========        =========      =========        =========      =========
Income (loss) per share before
   extraordinary item and
   cumulative effect of an
   accounting change(12):
Basic..........................         $   0.07       $  (2.56)       $    0.20      $    0.29        $    0.15      $    0.53
                                        ========       ========        =========      =========        =========      =========
Diluted........................         $   0.07       $  (2.56)       $    0.20      $    0.26        $    0.13      $    0.49
                                        ========       ========        =========      =========        =========      =========
Net income (loss) per share(12):
Basic..........................         $   0.07       $  (2.56)       $    0.01      $    0.08        $    0.15      $    0.60
                                        ========       ========        =========      =========        =========      =========
Diluted........................         $   0.07       $  (2.56)       $    0.01      $    0.07        $    0.13      $    0.55
                                        ========       ========        =========      =========        =========      =========
Weighted average number of
  shares outstanding(12):
Basic..........................           17,327         12,794            7,533          7,035            5,637          4,644
                                        ========       ========        =========      =========        =========      =========
Diluted........................           17,488         12,794            7,584          7,833            6,868          5,028
                                        ========       ========        =========      =========        =========      =========

                                    SEPTEMBER 30,                      OCTOBER 31,
                                ---------------------     -----------------------------------
                                  1998          1997        1996          1995          1994
                                -------       -------     -------       -------       -------
BALANCE SHEET DATA:
Working capital............     $39,148       $26,411     $26,201       $(4,706)(13)  $(4,113)(14)
Accounts receivable, net...      29,614        31,475      24,414        18,906        10,514
Total assets...............     180,778       201,281      90,727        74,912        58,249
Long-term debt.............      57,307        61,400      12,505        20,264        13,758
Total shareholders' equity.     101,905        81,905      67,225        24,086        20,371

(1) The Company changed its fiscal year from October 31 to September 30 effective for fiscal 1997. This resulted in an eleven month reporting period for the period ended September 30, 1997.

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

(6) The Company recorded a gain of $2,511,000 on the TNI Sale in the year fiscal ended September 30, 1998.

(7) The Company recorded a gain of $606,000 on the sale of Radamerica in the eleven months ended September 30, 1997.

(8) The Company reported special charges totaling $554,000 in the fiscal year ended September 30, 1998 resulting from a write-off of expenses related to its attempted acquisitions of Healthcall Group plc ("Healthcall") and Apria Healthcare Group, Inc. ("Apria").

(9) The Company reported special charges totaling $34,836,000 in the eleven months ended September 30, 1997 resulting from a $20,000,000 non-cash charge related to impairment of the investment in HMI, as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale, a $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of DermaQuest, a $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies, a $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey, and $698,000 of other charges.

(10) The Company reported special charges totaling $3,898,000 in the fiscal year ended October 31, 1995 resulting from a write-off of expenses related to an abandoned public offering ($2,808,000), a write-off of expenses related to abandoned acquisitions ($605,000) and expenses related to the consolidation of certain of the Company's facilities ($485,000).

(11) The Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000) in the fiscal year ended October 31, 1996 in connection with the repayment of the Company's former credit agreement.

(12) Weighted average shares have been restated for the eleven months ended September 30, 1997 and the fiscal years ended October 31, 1996, 1995 and 1994 to reflect the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. The effects of this restatement were to increase basic from primary income per share before extraordinary item and cumulative effect of an accounting change by $0.03 and diluted from fully diluted income per share before extraordinary item and cumulative effect of an accounting change by $0.01 for the year ended October 31, 1996, to increase basic from primary income per share before extraordinary item and cumulative effect of an accounting change and net income by $0.02 and diluted from fully diluted income per share before extraordinary item and cumulative effect of an accounting change and net income by $0.01 for the year ended October 31, 1995 and to increase basic from primary income per share before extraordinary item and cumulative effect of an accounting change by $0.04 and net income by $0.05 and increase diluted from fully diluted income per share before extraordinary item and cumulative effect of an accounting change and net income by $0.02.

(13) Includes a $5,973,000 acquisition payable in connection with the acquisition of RespiFlow and MK and an $8,832,000 acquisition payable in connection with the acquisition of DermaQuest.

(14) Includes a $10,750,000 acquisition payable in connection with the acquisition of RespiFlow and MK.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

         The Company changed its fiscal year to end on September 30 from October 31 effective for fiscal 1997. This resulted in an eleven month reporting period for the period ended September 30, 1997.

         The Company is a provider of a broad range of home health care services and products with operations in the U.S. and the U.K. The Company provides the following services and products to patients in their homes: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; (ii) patient services, including home nursing and para-professional services; and (iii) infusion therapy. The Company's U.S. infusion and respiratory therapy services and home medical equipment operations are concentrated in New Jersey and New York while its specialty mail-order pharmaceutical and medical supplies operations provide products to patients nationwide and in Puerto Rico. The Company's U.K. Operations include the second largest commercial provider of home nursing and para-professional care, the U.K.'s second largest respiratory supplier as well as a leading medical supplies distributor all with operations located throughout the U.K.

         The Company has made significant strides toward becoming one of the only integrated national providers of home and alternative site health care in the U.K. through the 1997 purchases of Omnicare for approximately $31,000,000 and Allied for approximately $60,000,000. Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care giving services to home care patients with 69 locations throughout the U.K. The Company intends to utilize its recently acquired U.K. Operations as a platform to introduce new products and services to the U.K. market which have already been widely accepted in the U.S., as well as for add-on acquisitions. The Company believes the U.K. home health care market is less developed than in the U.S. and presents a significant opportunity to leverage its existing expertise in home health care.

         The Company took a number of significant steps during the fiscal year ended September 30, 1998 and the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and as an integrated national provider of home and alternate site health care products and services in the U.K. These steps included (i) selling non-core assets such as the Company's Radamerica business which provided radiation therapy in the Baltimore, Maryland area and the Company's TNI operations, which provided nursing and para-professional services in New Jersey and Florida; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the HMI Asset Sale; and (iv) terminating the agreements to purchase the VIP Companies.

         The Company's revenue mix and payor mix will be influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. Assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the products and services offered by these companies would have accounted for approximately 47.9% of the combined pro forma revenue ($141,231,000) for the Eleven Month Period. The following table shows the percentage of historical net revenues represented by each of the Company's product lines:

                                                           Eleven Months
                                            Year Ended         Ended        Year Ended
                                           September 30,    September 30,   October 31,
                                               1998             1997           1996
                                               ----             ----           ----
Product Line
------------
Net respiratory, medical
  equipment and supplies sales.........         49.0%           56.3%          61.8%
Net patient services...................         44.4            31.9           25.1
Net infusion services..................          6.6            11.8           13.1
                                               -----           -----          -----
                  Total revenues.......        100.0%          100.0%         100.0%
                                               =====           =====          =====

         The increase in net patient services (and a corresponding decline in net respiratory, medical equipment and supplies sales and net infusion services as a percentage of total revenues) from the year ended October 31, 1996 to the Eleven Month Period and from the Eleven Month Period to the year ended September 30, 1998 resulted primarily from the acquisition of Allied (effective June 23, 1997). Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the percentage of total revenues for the eleven months ended September 30, 1997 would have been as follows: net respiratory, medical equipment and supplies sales 47.3%, net patient services 44.9%; and net infusion services 7.8%.

         The following table shows the payor mix for the Company's total revenues for the periods presented:

                                                  Eleven Months
                                    Year Ended        Ended       Year Ended
                                   September 30,  September 30,   October 31,
Payor                                  1998            1997           1996
-----                                  ----            ----           ----
Medicare.........................      27.2%           42.0%          49.8%
Medicaid.........................       5.8            11.2           11.8
Private payors...................      37.3            33.9           38.4
U.K. NHS and other
governmental payors..............      29.7            12.9              -
                                      -----           -----          -----
         Total revenues..........     100.0%          100.0%         100.0%
                                      =====           =====          =====

         The decrease in Medicare as a percentage of total revenues for the year ended September 30, 1998 as compared to the Eleven Month Period and the Eleven Month Period as compared to fiscal 1996 is primarily a result of the Omnicare and Allied acquisitions. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and, to a lesser extent, from shifts in existing business among payors. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the payor mix for the Eleven Months Period would have been as follows: Medicare 27.8%; Medicaid 7.4%; private payors (including managed care payors) 34.4%; and U.K. NHS and other governmental payors 30.4%.

         The Company believes that a substantial portion of its revenues derived from private payors was subject to case management and managed care and that this relationship will continue in the future. The Company maintains a diversified offering of home services and products in an attempt to mitigate the impact of potential reimbursement reductions for any individual product or service.

         Due to changing interpretation of regulations and statutes by federal and state regulatory bodies, the specialty pharmacy industry has been subject to pressure related to its marketing of diabetic supplies to physicians and other referral sources. In addition, HCFA implemented new procedures regarding the dispensing of diabetic supplies to patients as of October 1, 1998. These and other regulatory changes may have a negative impact on revenues and selling, general and administrative expenses of the Company's diabetic supplies businesses in the future (which contributed approximately 14.1% of revenue for the year ended September 30, 1998), although the ultimate impact cannot be determined at this time.

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

         The Company amortizes goodwill over a period of 40 years. The Company has selected the forty-year amortization convention based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the consistent practice of other home health care companies. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and the amount of any impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in estimating future cash flows include current operating results, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors.

         RESULTS OF OPERATIONS

    YEAR ENDED SEPTEMBER 30, 1998 VS. ELEVEN MONTHS ENDED SEPTEMBER 30, 1997.

         Revenues. Total revenues increased by $61,865,000 or 66.2% to $155,309,000 for the year ended September 30, 1998 from $93,444,000 for the eleven months ended September 30, 1997 with $13,153,000 accounting for the one additional months revenue in fiscal 1998. The remaining increase was primarily attributable to the inclusion of eleven months of results for the year ended September 30, 1998 versus three months in the comparable prior period for Allied ($42,322,000 in patient services) and Omnicare ($16,735,000 in respiratory, medical equipment and supplies sales) as well as an increase in respiratory, medical equipment and supplies sales due primarily to an increase in the number of patients serviced in the Company's specialty mail-order pharmacy and medical supplies operations ($5,395,000). These increases were partly offset by a decrease in patient services revenue attributable to the sale of Radamerica and the TNI Sale ($8,830,000), decreases in respiratory, medical equipment and supplies sales due to exiting certain product lines of DermaQuest beginning in the fourth quarter of fiscal 1997 ($2,719,000) as well as a reduction in revenue due to the Balanced Budget Act ($1,846,000) and lower infusion services revenue ($1,836,000) due to a decline in number of patients serviced.

         Pursuant to the passage of the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. These reductions reduced revenue, increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

         In addition, pursuant to the Social Security Act's authority to HCFA to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing further reductions in Medicare reimbursement rates becoming effective as follows: (i) January 1, 1999 up to an additional 3.38% reduction for diabetic testing strips (depending on the state); (ii) January 1, 1999 a 15% reduction for diabetic lancets; (iii) January 1, 2000 an additional 15% reduction for diabetic lancets; (iv) January 1, 2001 an additional 2.32% reduction for diabetic lancets; and (v) January 1, 1999 a 10.5% reduction for albuterol (a respiratory drug). These reductions are expected to increase cost of revenues as a percentage of revenues, decrease gross profit and decrease operating income for respiratory, medical equipment and supplies sales effective with the reimbursement reduction. The amount of the impact will be dependent upon product mix, the amount of product cost concessions that the Company is able to obtain from its suppliers and the number of patients serviced whose primary insurance coverage is Medicare.

         Cost of Revenues. Cost of revenues increased by $45,805,000 to $97,192,000 for the year ended September 30, 1998 from $51,387,000 for the eleven months ended September 30, 1997 with $7,920,000 accounting for the one additional months cost of revenues in fiscal 1998. As a percentage of total revenues, cost of revenues increased to 62.6% from 55.0% for the year ended September 30, 1998 and eleven months ended September 30, 1997, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (55.0% for the year ended September 30, 1998 versus 48.9% for the eleven months ended September 30, 1997) increased for patient services (69.4% for the year ended September 30, 1998 versus 60.8% for the eleven months ended September 30, 1997) and increased for infusion services (73.4% for the year ended September 30, 1998 versus 68.6% for the eleven months ended September 30, 1997). The increase in cost of revenues of respiratory, medical equipment and supplies sales as a percentage of revenues for fiscal 1998 are primarily attributable to the impact of the recent Balanced Budget Act, which reduced revenues for diabetic testing strips by 10% and respiratory drugs by 5% effective January 1, 1998 for Medicare patients and the inclusion of a full year of Omnicare's results (versus three months in the comparable period) which carry a higher cost of revenues (70.7%) than the U.S. respiratory, medical equipment and supplies sales operations (47.6%). The increase in patient services costs as a percentage of revenues for fiscal 1998 are due to the inclusion of Allied's results for a full year (versus three months in the comparable prior period) which carry a cost of revenues of 69.4% and the sale of Radamerica in July 1997 which carried a lower cost of service (26.4%). The increase in infusion services is a result of an increase in therapies with higher product costs as well as the effects of reduced reimbursement rates for certain payors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8,495,000 or 19.8% to $51,426,000 for the year ended September 30, 1998 from $42,931,000 for the eleven months ended September 30, 1997 with $4,217,000 accounting for the one additional months expenses in fiscal 1998. The remaining increase was primarily attributable to the inclusion of eleven months of results for fiscal 1998 versus three months in the comparable prior period for the U.K. Operations ($12,952,000) and additional costs incurred for overhead related to sales efforts, collections and additional bad debt expense based upon a higher level of revenue partly offset by the recording of $7,023,000 of additional bad debt expense recorded in the eleven months ended September 30, 1997 primarily related to the Company's DermaQuest product lines ($6,060,000) and pulmonary rehabilitation center ($663,000) and the sale in July 1997 of Radamerica ($2,922,000).

         Gain on Sale of Assets. For the year ended September 30, 1998 the Company recorded a $2,511,000 gain on the TNI Sale. For the eleven months ended September 30, 1997 the Company recorded a $606,000 gain on the sale of Radamerica.

         Special Charges. For the year ended September 30, 1998, the Company recorded $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall and Apria. The Company recorded special charges of $34,836,000 during the eleven months ended September 30, 1997 related to the following items: (i) $20,000,000 non-cash charge related to impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale (see Note 3 to the Consolidated Financial Statements); (ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest subsidiary;
(iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698,000 of other charges.

         Equity of Losses of HMI, Net. Equity in losses of HMI was $296,000 for the eleven months ended September 30, 1997. This represented 49% of HMI's losses for the three months ended April 30, 1997. The 49% interest in HMI was acquired in mid January 1997 and was included in the results of operations effective February 1, 1997. Equity in losses of HMI for the three months ended July 31, 1997 were accounted for in adjusting the investment in HMI to estimated net realizable value and was included as a component of the non-cash charge recorded during that period. Due to the Company's decision on August 1, 1997 to dispose of HMI, no equity in HMI losses were recorded subsequent to July 31, 1997.

         Interest Income. Interest income decreased by $2,015,000 to $635,000 for the year ended September 30, 1998 from $2,650,000 for the eleven months ended September 30, 1997 with $65,000 attributable to the one additional months interest income in fiscal 1998. The gross decrease was primarily attributable to interest income earned (after elimination of intercompany interest) under a credit agreement with HMI ($1,796,000) for the eleven months of 1997 and lower interest income earned on a lower level of funds invested in fiscal 1998 as compared to fiscal 1997.

         Interest Expense. Interest expense, increased by $1,223,000 to $6,286,000 for the year ended September 30, 1998 from $5,063,000 for the eleven months ended September 30, 1997 with $585,000 accounting for the one additional months interest expense in fiscal 1998. The remaining increase was primarily attributable to an increased level of borrowings under the Credit Facility in the early part of fiscal 1998.

         Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income before income taxes was a provision of 61.5% for the year ended September 30, 1998 and a benefit of 13.4% for the eleven months ended September 30, 1997. The difference between the 61.5% effective tax rate for fiscal 1998 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

         Net deferred tax assets, net of valuation allowance, were $8,674,000 at September 30, 1998, an increase of $970,000 from net deferred tax assets of $7,704,000 at September 30, 1997, primarily as a result of an increase in the provision for doubtful accounts and federal net operating loss carryforwards. A valuation allowance, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1998, the Company decreased the valuation allowance by $114,000 primarily due to utilization of state net operating loss carryforwards. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Income (Loss). As a result of the foregoing, the Company produced net income of $1,153,000 for the year ended September 30, 1998 compared to net loss of $32,735,000 for the eleven months ended September 30, 1997.


         ELEVEN MONTHS ENDED SEPTEMBER 30, 1997 VS. ELEVEN MONTHS ENDED SEPTEMBER 30, 1996.

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

         Cost of Revenues. Cost of revenues increased by $20,470,000 or 66.2% to $51,387,000 for the eleven months ended September 30, 1997 from $30,917,000 for the eleven months ended September 30, 1996. As a percentage of total revenues, cost of revenues increased to 55.0% from 45.5% for the eleven months ended September 30, 1997 and 1996, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (48.9% for the eleven months ended September 30, 1997 versus 39.3% for the corresponding 1996 period), increased for infusion services (68.6% for the eleven months ended September 30, 1997 versus 59.9% for the corresponding 1996 period) and increased for patient services (60.8% for the eleven months ended September 30, 1997 versus 53.2% for the corresponding 1996 period). The increases in the respiratory, medical equipment and supplies sales is primarily attributable to an increase in the mix of higher cost products at the Company's specialty pharmacy operations. The increase in patient services was as a result of an increase in nursing and para-professional services which carry a higher cost of service (69.2%) than does radiation therapy (26.4%). Cost of patient services is expected to increase as a percentage of patient service revenues in the future as a result of the sale of Radamerica in July 1997 and inclusion of Allied (which was acquired on June 23, 1997). The increase in infusion services is as a result of an increase in therapies with higher product costs, as well as the effects of reduced reimbursement rates for certain payors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12,869,000 to $43,931,000 for the eleven months ended September 30, 1997 from $30,062,000 for the comparable 1996 period. This increase was principally due to an increase in selling, general and administrative expenses at the Company's specialty mail-order pharmacy and medical supplies operations ($8,262,000) which increased primarily due to additional bad debt expense for DermaQuest product lines ($6,060,000). Also contributing to the increase in selling, general and administrative expenses was the inclusion of the U.K. Operations ($4,080,000) and additional bad debt expense for the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey ($663,000).

         Gain on Sale of Assets. For the eleven months ended September 30, 1997 the Company recorded a $606,000 gain on the sale of Radamerica.

         Special Charges. The Company recorded special charges of $34,836,000 during the eleven months ended September 30, 1997 related to the following items: (i) $20,000,000 non-cash charge related to impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale (see Note 3 to the Consolidated Financial Statements); (ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest subsidiary; (iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698,000 of other charges.

         Equity in Losses of HMI, Net. Equity in losses of HMI was $296,000 for the eleven months ended September 30, 1997 versus $0 for the comparable 1996 period. This represented 49% of HMI's losses for the four months ended April 30, 1997. The 49% interest in HMI was acquired in mid January 1997 and included in the results of operations effective February 1, 1997. Equity in losses of HMI for the three months ended July 31, 1997 were accounted for in adjusting the investment in HMI to estimated net realizable value and was included as a component of the non-cash charge recorded during that period. Due to the Company's decision on August 1, 1997 to dispose of HMI, no equity in HMI losses were recorded subsequent to July 31, 1997.

         Interest Income. Interest income increased by $2,584,000 to $2,650,000 for the eleven months ended September 30, 1997 from $66,000 for the comparable 1996 period. This increase was principally attributable to interest income earned, after the elimination of intercompany interest (49%) for the eleven months ended September 30, 1997, under a credit agreement with HMI ($1,796,000) and interest earned on funds received from HPII in connection with the purchase of the Company's Common Stock (see Note 6 to the Consolidated Financial Statements).

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

         Net deferred tax assets, net of valuation allowance, were $7,704,000 at September 30, 1997, an increase of $5,279,000 from net deferred tax assets of $2,425,000 at October 31, 1996, primarily as a result of an increase in the provision for doubtful accounts and federal net operating loss carryforwards. A valuation allowance, was provided for deferred tax assets where it was not likely that such assets would be realized through future income levels nor future or prior tax liabilities. During fiscal 1997, the Company increased the valuation allowance by $1,859,000 primarily due to the increase in deferred tax assets for state net operating loss carryforwards which are not expected to be realized. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net (Loss) Income. As a result of the foregoing, the Company incurred a net loss of $32,735,000 for the eleven months ended September 30, 1997 compared to net income of $63,000 for the eleven months ended September 30, 1996. Included in net income for 1996 was an extraordinary loss, net of $1,435,000 resulting from an early existinguishment of debt.


         LIQUIDITY AND CAPITAL RESOURCES

         GENERAL.

         During the year ended September 30, 1998 the Company received $22,241,000 from investing activities as follows: $32,328,000 received from the HMI Asset Sale partly offset by $11,122,000 paid to complete the merger with HMI as well as for fees and expenses incurred in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $6,029,000 received from asset sales net of utilization of $3,346,000 for capital expenditures and $1,648,000 for acquisitions and purchases of other intangibles. Funds generated by investing activities along with net proceeds of $6,492,000 from the exercise of the Company's warrants were used to reduce the Company's borrowings under the Credit Facility by $29,100,000 and to fund operating activities.

         During the eleven months ended September 30, 1997, the Company utilized $130,302,000 ($117,138,000 net of proceeds from asset sales and other miscellaneous transactions) in investing activities as follows: $93,586,000 for the acquisition of the U.K. Operations (Omnicare and Allied); $32,189,000 for the purchase of 49% of HMI and HMI's senior debt and related advances; $2,694,000 for capital expenditures and $1,833,000 for acquisitions payable. In addition, the Company utilized $2,653,000 for operating activities. Substantially all of the financing for the operating and investing activities was provided by net borrowings under the Company's Credit Facility of $73,864,000, the equity investment by HPII and Hyperion TW Fund L.P. (the "Fund") aggregating $50,650,000 and proceeds of $12,100,000 from the sale of Radamerica.

         During fiscal 1996, the Company experienced cash outflows from operations of $6,594,000 primarily as a result of an increase in accounts receivable of $5,032,000 (net of increases in allowance for doubtful accounts and receivables acquired in purchase transactions) and payments for debt discounts and issuance costs. The Company utilized $13,903,000 in investing activities, consisting of $11,078,000 for payments on acquisitions payable, $1,785,000 for acquisitions (primarily the acquisition of Health Meds), net of cash acquired, and $1,040,000 for capital expenditures.

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

         ACCOUNTS RECEIVABLE.

         The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 1998 and

1997, $29,614,000 (16.4%) and $31,475,000 (15.6%), respectively, of the
Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally required substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable decreased by $1,861,000 from September 30, 1997 to September 30, 1998 primarily due to the TNI Sale ($1,499,000).

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

         Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. For the year ended September 30, 1998, the Eleven Month Period and the year ended October 31, 1996, the Company's average DSOs were 67, 73 and 109, respectively. As the proportion of third-party payors' claims related to alternate site health care increases, the Company believes that third-party payors are likely to increase their review of such claims, the effect of which would be to generally increase DSOs.

         CREDIT FACILITY.

         The Company has a senior secured revolving credit facility with a group of commercial banks. Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At March 31, 1998 and June 30, 1998, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA). On August 13, 1998, the Credit Facility was amended to adjust certain covenants for 1998 and 1999 bringing the Company into compliance with the Credit Facility.

         Unused portions of the revolving loans may be borrowed and reborrowed subject to the approval of the required lenders and other applicable provisions of the Credit Facility, as amended. The loans mature on July 31, 2001 with reductions in availability of funds which commenced on July 31, 1998 and continue through maturity.

The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of September 30, 1998 and December 1, 1998, Eurodollar Rate borrowings bore interest at a rate of 7.375% to 7.5625% and 7% to 7.25% per annum, respectively. As of December 1, 1998, the Company had outstanding borrowings of $57,255,000 under the Credit Facility. The unused portion of the Credit Facility was $33,645,000 as of December 1, 1998.

         The loans under the Credit Facility are secured by, among other things, a lien on substantially all of the Company's and its subsidiaries assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries.

         In connection with the consummation of the merger with HMI and the subsequent disposition to Counsel Corporation ("Counsel") hereinafter described, the Company also entered into an amendment to the Credit Facility with its senior lenders which amendment provided for, among other things, the lenders consenting to the merger with HMI and the sale to Counsel on the terms contained in the amendment.

         As of August 10, 1998, the Company amended the Credit Facility to accommodate the TNI Sale. (See "TNI Sale").

         TNI SALE.

         On July 15, 1998, the Company sold substantially all of the assets of its domestic home nursing subsidiary for $5,300,000 which was paid in cash at closing. Subject to the terms of the agreement, $300,000 of such amount was placed into escrow for a period of one year following the closing to secure TNI's obligations under the agreement. Proceeds from the sale were used to reduce borrowings under the Credit Facility ($4,100,000) and to satisfy transaction costs and liabilities that were retained by the Company.

         ACQUISITION OF HMI/SALE TO COUNSEL.

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the previously announced merger with HMI. Under the terms of a merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the HMI Asset Sale to Counsel for $40,000,000 at which time substantially all of the businesses and operations of HMI were sold to Counsel. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, were collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. As of September 30, 1998 an aggregate (including interest earned on such escrow funds) of $37,648,000 was received (including the $7,500,000 escrow that was held for accounts receivable collection) of which, $25,000,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500,000 escrow was fully utilized for post-closing adjustments.

         Pursuant to the HMI Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Satisfaction of liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Legal Proceedings" with respect to certain legal proceedings concerning HMI), have been considered in determining the Company's consolidated financial position.

         YEAR 2000.

         General. The Year 2000 computer issue refers to potential conditions in computer programs whereby a two-digit field rather than a four-digit field is used to define the applicable year. Unless corrected, some computer programs may be unable to appropriately function on January 1, 2000 because these programs will read the "00" in the year 2000 as January 1, 1900. If uncorrected, the problem could result in computer system failures or equipment and medical device malfunctions (affecting patient diagnosis and treatment) thereby disrupting the Company's business operations and subjecting the Company to potentially significant legal liabilities.

         During the early part of 1998, the Company formed a task force consisting of members of senior management, in-house legal counsel, representatives from each of the Company's operating subsidiaries (in both the U.S. and the U.K.), and other Company personnel. The task force also consults with the Company's insurance carrier and risk management advisors. The task force developed an action plan to address the potential problems of the Year 2000, which considered the following critical phases: (i) the Company's state of readiness; (ii) risks of the Company's Year 2000 issues; (iii) costs to address Year 2000 compliance; and (iv) the Company's contingency plans.

         Company's State of Readiness. The information technology ("IT") and IT infrastructure portions of the Company's Year 2000 project, address the inventory, assessment, necessary corrective actions, testing and implementation of external vendor products, mission critical third-party software and internally developed software. In that regard, the Company believes it has identified (in both the U.S. and the U.K.), the various software applications that may be potentially impacted. The Company's assessment of all IT related components is currently underway and the Company anticipates completing, in most respects, any remediation of external vendor products, mission critical third-party software and internally developed software by March 31, 1999. The Company also expects that by June 30, 1999, implementation and testing of all remediation will be complete.

         With respect to the non-IT portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct or replace (where necessary) impacted mission critical as well as non-mission critical vendor and supplier products (including but not limited to drugs, medical supplies and specialty mail-order pharmaceutical products), medical equipment, telephone systems, postage machines and other related equipment with Year 2000 risk. These types of supplies and equipment play a vital role in the day to day operations of the Company. The Company is implementing (in both the U.S. and the U.K.), a program of contacting vendors and suppliers, analyzing and acting upon information provided to replace or otherwise amend any devices or equipment that pose a Year 2000 impact. The Company is prioritizing its non-IT efforts by allocating resources to equipment and medical devices that will have a direct impact on patient safety and health with a goal of minimizing and/or eliminating the associated risks. The Company recognizes, to a certain degree, that it is relying upon information that is being provided by equipment and medical device manufacturers regarding the Year 2000 status of their respective products. While the Company is attempting to evaluate information provided by its present vendors and suppliers, there can be no assurance that in all instances accurate information is being provided. The Company's assessment of potentially non-IT affected components is currently underway and the Company anticipates completing, in most respects, any required corrective actions by March 31, 1999. The Company expects that by June 30, 1999, implementation and testing of all remediation will be complete.

         Lastly, the Company relies heavily upon third party payors, including to a large extent governmental payors such as Medicare and Medicaid in the U.S. and the NHS in the U.K. for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Although much has been published publicly stating that the government is working to solve its own Year 2000 issues in a timely manner, the Company has received no assurance that their systems and interfaces will be converted timely. Failure of any of the Company's third party payors, especially governmental payors, to solve their Year 2000 issues could have a material adverse effect on the Company's financial condition, cash flows, and results of operations.

         Risks of the Company's Year 2000 Issues. Failure from any of the aforementioned IT and/or non-IT equipment and components, including the support from third parties, could have a material adverse impact on the Company's operations (in both the U.S. and the U.K.) resulting in the potential inability to provide health care services to its patients. This inability could result in the loss of revenue (which at the present time is unable to be quantified) and give rise to litigation. Failure of the third party payor's systems also could have a material adverse affect on the Company's financial position, results of operations and cash flows.

         Costs to Address Year 2000 Compliance. As of December 1, 1998 costs incurred for all efforts of the Company's Year 2000 action plan amount to $3,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. The remaining cost of the Year 2000 project is expected to be approximately $152,000 and is based upon the best estimates from the Company's management and the Year 2000 task force. This cost will also be expensed as incurred and be funded by operating cash flows. These estimates as well as anticipated completion dates were derived by consideration of availability of resources, utilizing assumptions and relying upon third party representations. However, there can be no guarantees that these estimates will be achieved and actual results could be materially different.

         The Company's Contingency Plans. Each operating subsidiary (both in the U.S. and the U.K.) has been asked to develop a contingency plan to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The respective subsidiaries are in the preliminary stages of defining these plans and will make them more comprehensive, as additional information becomes available through testing and external sources.

         There can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. In addition, the Company has no assurance that third party payors and vendors will have the ability to identify and solve all or substantially all their Year 2000 issues. Therefore, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's financial position, cash flows and results of operations.

         LITIGATION.

         See "Legal Proceedings" with respect to certain legal proceedings concerning the Company and HMI.

         IMPACT OF RECENT ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement, that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and therefore, will not have any effect on the financial position or results of operations of the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company will adopt in the first quarter of fiscal 1999.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company currently does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.


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

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the Company's directors and officers:

NAME                    AGE   POSITIONS WITH THE COMPANY

Timothy M. Aitken.......54    Chairman of the Board and Chief Executive Officer
Sarah L. Eames..........40    President
Wayne A. Palladino......40    Senior Vice President and Chief Financial Officer
Gregory E. Marsella.....35    Vice President, General Counsel and Secretary
Lewis S. Ranieri........51    Director
Scott A. Shay...........41    Director
Jeffrey S. Peris........52    Director
G. Richard Green........59    Director

-------------------

         Certain biographical information regarding each director and officer of the Company is set forth below:

         Timothy M. Aitken has served as Chairman of the Board and Chief Executive Officer of the Company since January 15, 1997. Prior to joining the Company, Mr. Aitken served as an independent consultant to the health care industry from November 1995 until January 1997. From June 1995 until November 1995, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California based home health care company. He has also served as chairman of the board of Omnicare plc from September 1995 until its acquisition by the Company. From 1990 until June 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a California based home health care company.

         Sarah L. Eames has served as President since May 1998 and Executive Vice President, Business Development and Marketing of the Company from June 1997 to May 1998. Prior to joining the Company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 until November 1995, Ms. Eames served as Vice President, Marketing for Apria Healthcare Group, Inc. From 1980 until June 1995 Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor company of Apria Healthcare Group, Inc.

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

         Gregory E. Marsella has served as Vice President, General Counsel and Secretary of the Company since July 1997. Prior to joining the Company, Mr. Marsella served as corporate counsel for Apria Healthcare Group, Inc., from May 1995 until June 1997. From June 1990 to June 1995, Mr. Marsella served as General Counsel for Abbey Medical, Inc., a predecessor company of Apria Healthcare Group, Inc.

         Lewis S. Ranieri has been a Director of the Company since May 1997. Since 1988 he has been the chairman of Bank United Corp. He was also the president and chief executive of the predecessors of Bank United Corp. and the chairman of Bank United, the subsidiary of Bank United Corp., from 1988 until July 15, 1996. Mr. Ranieri is also the chairman and president of Ranieri & Co., Inc., positions he has held since founding Ranieri & Co., Inc. in 1988. Mr. Ranieri is a founder of Hyperion Partners L.P. and of Hyperion Partners II L.P. He is also vice chairman of Hyperion Capital Management, Inc., a registered investment advisor. Mr. Ranieri is a director of the Hyperion Total Return Fund, Inc.; The Hyperion 1999 Term Trust, Inc.; The Hyperion 2002 Term Trust, Inc. and Hyperion 2005 Investment Grade Opportunity Trust, Inc. Mr. Ranieri is also chairman and president of various other indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. He is also a director of American Marine Holdings, Inc. and Delphi Financial Group, Inc. Mr. Ranieri is a former vice chairman of Salomon Brothers Inc. where he was employed from 1968 to 1987, and was one of the principal developers of the secondary mortgage market. He is a member of the National Association of Home Builders Mortgage Roundtable.

         Scott A. Shay has been a Director of the Company since January 1996 and served as Acting Chairman of the Board of the Company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc. since its formation in 1988. Mr. Shay is currently a director of Bank United Corp., and Bank United, the subsidiary of Bank United Corp., Bank Hapoalim B.M., in Tel Aviv, Israel, HomeShark, Inc. and Hyperion Capital Management, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. Mr. Shay is also a director of the general partner of Cardholder Management Services, L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc. where he was employed from 1980 to 1988.

         Jeffrey S. Peris has been a Director of the Company since May 1998. Mr. Peris has been the vice president of business operation of Knoll Pharmaceutical (BASF Pharma) where he is responsible for human resources and corporate communications since April 1998. Mr. Peris had been a management consultant to various Fortune 100 companies from May 1997 until April 1998. From 1972 until May 1997, Mr. Peris was employed by Merck & Co., Inc., where he served as the executive director of human resources from 1985 until May 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

         G. Richard Green has been a Director of the Company since August 1998. Mr. Green has been the chairman since 1987 and a director since 1960 of J.H. & F.W. Green Ltd a U.K. based conglomerate. From 1960 Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries. Mr. Green was also a director of Abbey Healthcare Group, Inc. from 1991 to 1995. He also held directorships of Omnicare plc and Medigas Ltd from 1993 to 1996.

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

         Other than Timothy M. Aitken and Sarah L. Eames none of the Company's executive officers have employment agreements or letters with the Company. See "Executive Compensation - Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

         The Company has entered into a registration rights agreement with Paribas Principal, Inc., an affiliate of Banque Paribas, the Company's former principal senior lender ("Paribas Principal"). Such registration rights agreement precludes the Company from granting further registration rights with respect to its Common Stock without the consent of Paribas Principal.

         BOARD COMMITTEES

         The Company's Board of Directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

         AUDIT COMMITTEE.

         The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management; (iii) considering the adequacy of the internal accounting and control procedures of the Company; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Ranieri and Shay constitute the Audit Committee.

         COMPENSATION COMMITTEE.

         The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee consists of Messrs. Ranieri and Shay.


         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a
Section 16 report on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the fiscal year ended September 30, 1998, the Eleven Month Period and the fiscal year ended October 31, 1996.

                                                  SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                 COMPENSATION AWARDS
                                                          ANNUAL               ------------------------
                                                        COMPENSATION           RESTRICTED    SECURITIES
  NAME AND                           FISCAL        -----------------------       STOCK       UNDERLYING       ALL OTHER
  PRINCIPAL POSITION                  YEAR           SALARY        BONUS         AWARDS        OPTIONS       COMPENSATION
  ------------------                  ----           ------        -----         ------        -------       ------------
  Timothy M. Aitken(1)........        1998         $ 243,423      $    --      $      --       150,000        $52,742(2)
   Chairman of the Board          Eleven Month
   and Chief Executive               Period          138,461           --             --       500,000         53,428(2)
   Officer                            1996                --           --             --          --               --

  Sarah L. Eames...............       1998         $ 187,404      $    --      $      --       100,000        $    --
   President                      Eleven Month
                                     Period           47,115           --             --        60,000             --
                                      1996                --           --             --            --             --

  Wayne A. Palladino...........       1998         $ 181,731      $    --      $      --       100,000        $    --
   Senior Vice President and      Eleven Month
   Chief Financial Officer           Period          154,807           --             --        45,000             --
                                      1996           181,731           --             --            --             --

  Gregory E. Marsella..........       1998         $ 121,154      $    --      $      --            --        $    --
   Vice President,                Eleven Month
   General Counsel and               Period           26,923           --             --        48,000             --
   Secretary                          1996                --           --             --            --             --

--------------
(1) Mr. Aitken became Chief Executive Officer and Chairman of the Company effective January 1997.
(2)   Reflects reimbursement for certain travel expenses.

         The following table sets forth certain information regarding individual options granted in fiscal 1998 to each of the Named Officers pursuant to the Company's 1992 Stock Option Plan. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                                      OPTION GRANTS IN FISCAL 1998

                                 PERCENTAGE OF                                POTENTIAL REALIZABLE VALUE AT
                    SECURITIES   TOTAL OPTIONS                                   ASSUMED ANNUAL RATES OF
                    UNDERLYING    GRANTED TO                                  STOCK PRICE APPRECIATION FOR
                     OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION           OPTION TERM (2)
       NAME         GRANTED(1)    FISCAL YEAR     PER SHARE         DATE          5%                10%
       ----         ----------    -----------     ---------         ----       ----------------------------
Timothy M. Aitken.   150,000         29.1%          $2.625        9/16/03      $108,786           $240,388

Sarah L. Eames....   100,000         19.4           $2.625        9/16/03        72,524            160,259
Wayne A. Palladino   100,000         19.4           $2.625        9/16/03        72,524            160,259

--------------
(1) One half are exercisable immediately (with forfeiture if employment terminates before September 16, 1999), with the remaining half exercisable on September 16, 1999 subject to the terms of the option agreement.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

                                 AGGREGATE OPTION EXERCISES IN FISCAL 1998
                                  AND 1998 FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING             VALUE OF UNEXERCISED
                              SHARES                      UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                             ACQUIRED        VALUE          AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
           NAME             ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
           ----             -----------     --------   -------------------------    -------------------------
Timothy M. Aitken.........      --             --        308,333   /  341,667         $131,250   /  $131,250
Sarah L. Eames............      --             --         83,334   /   76,666           87,500   /    87,500
Wayne A. Palladino........      --             --         55,000   /   50,000           87,500   /    87,500
Gregory E. Marsella.......      --             --         26,667   /   21,333                0   /         0

--------------
(1) Calculated on the basis of $4.375 per share, the closing sale price of the Common Stock as reported on the NASDAQ/NM on September 30, 1998, minus the exercise price.

              EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND
                        CHANGE-IN-CONTROL ARRANGEMENTS

         In January 1997, the Company entered into an employment agreement with Mr. Aitken, which expired in January 1998. The agreement renewed for a one-year term in January 1998 and will renew for one-year terms absent notice of non-renewal from either party. This agreement provided for a base salary of $250,000, increasing to $300,000 when the agreement was renewed in January 1998. The agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of the Company (as defined therein), Mr. Aitken will be entitled to receive a cash payment of up to 2.9 times his average annual base salary during the preceding five years.

          In connection with Ms. Eames' employment with the Company, the Company has agreed that if Ms. Eames' employment is terminated (other than for cause) while Ms. Eames resides in California, she will be entitled to a severance payment equal to one year's salary (currently $240,000 per year). If her employment is thereafter terminated (other than for cause), she will be entitled to one year's salary plus relocation expenses to California.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Ranieri and Shay. Messrs. Ranieri and Shay among others, control the general partner of HPII and the Fund, each of which are principal shareholders of the Company, which principal shareholders engaged in certain transactions with the Company described under Item 13 of this Report under the heading "Certain Relationships and Related Transactions - Transactions with Principal Shareholders." See also "Directors and Officers of the Registrant - Board Committees."

         STOCK OPTION PLANS

         1992 STOCK OPTION PLAN.

         In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors. The number of shares of Common Stock available for issuance thereunder is 3,000,000 shares as of September 30, 1998. Beginning in fiscal 1998 and ending in July 2002 the number of shares available for issuance under the Option Plan, as amended, increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year. As of December 1, 1998, the number of shares of Common Stock available for issuance thereunder is 3,175,361 shares.

         Options granted under the Option Plan may be either incentive stock options ("Incentive Options"), which are intended to meet the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify as Incentive Options ("Non-Qualified Options"). Under the Option Plan, the Compensation Committee may grant (i) Incentive Options at an exercise price per share which is not less than the fair market value of a share of Common Stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company) and (ii) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of Common Stock on the date on which such Non-Qualified Options are granted). The Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Under the Option Plan, if an optionee's employment is terminated, generally the unexercised Incentive Options must be exercised within three months after termination. However, if the termination is due to the optionee's death or permanent disability, the option must be exercised within one year of the termination of employment. If the optionee's employment is terminated for cause by the Company, or if the optionee voluntarily terminates his employment, his options will expire as of the termination date. Any option granted under the Option Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of Common Stock with a fair market value equal to the option price.

         Shares delivered under the Option Plan will be available from authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company. Shares of Common Stock that are subject to options under the Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the Option Plan.

         On September 16, 1998, the Company granted options to purchase shares of Common Stock at $2.625 per share under the Option Plan as follows: (i) 150,000 to Mr. Aitken; (ii) 100,000 to Ms. Eames; and (iii) 100,000 to Mr. Palladino.

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

         Under the Director Plan, the Board of Directors may from time to time at its discretion determine which of the eligible directors should receive options, the number of shares subject to such options and the dates on which such options are to be granted. Each such option is immediately exercisable for a period of ten years from the date of grant generally, but may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. Options granted under the Director Plan are not transferable by the optionee other than by will, laws of descent and distribution, or as required by law.

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

         The Company's Restated Certificate of Incorporation and By-Laws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by New York state law. The Company also has entered into indemnification agreements with each of its directors and officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of December 1, 1998, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended except as otherwise indicated in this table; and (iv) all executive officers and directors of the Company as a group (8 persons).

                                               NUMBER OF SHARES
                                                 BENEFICIALLY          PERCENTAGE
NAME                                                 OWNED         BENEFICIALLY OWNED
----                                           ----------------    ------------------
Timothy M. Aitken(1)...........................       461,666               2.6%
Sarah L. Eames(2)..............................        87,334               *
Wayne A. Palladino(3)..........................       159,190               *
Gregory E. Marsella(4).........................        26,667               *
Lewis S. Ranieri(5)............................    13,818,021              67.3%
Scott A. Shay(5)...............................    13,818,021              67.3%
Jeffrey S. Peris...............................            --              --
G. Richard Green...............................         3,000               *
Hyperion Partners II L.P.(6)...................    13,818,021              67.3%
Hyperion TW Fund L.P.(7).......................    13,818,021              67.3%
All executive officers and directors as
   a group (8 persons)(8)......................    14,555,878              68.8%

--------------

*     Less than one percent.

      The above table does not include any shares of Common Stock which may be beneficially owned by Mr. Fine who resigned as President and Chief Operating Officer of the Company effective January 5, 1998.

(1) Includes 441,666 shares subject to options exercisable within 60 days from December 1, 1998.

(2) Includes 83,334 shares subject to options exercisable within 60 days from December 1, 1998.

(3) Includes 70,000 shares subject to options exercisable within 60 days from December 1, 1998.

(4) Includes 26,667 shares subject to options exercisable within 60 days from December 1, 1998.

(5) Includes 6,669,565 shares of Common Stock and 3,000,000 shares of Common Stock underlying the warrants exercisable within 60 days from December 1, 1998 (the "Warrants") acquired pursuant to the HPII Purchase Agreement (as defined herein) which HPII has purchased and 4,148,456 shares of Common Stock which the Fund (each of which are affiliates of Messrs. Ranieri and Shay) has purchased and as to which Messrs. Ranieri and Shay disclaim beneficial ownership. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(6)   Includes 4,148,456 shares of Common Stock which the Fund (an affiliate of
      HPII) has purchased and as to which HPII disclaims beneficial ownership and 3,000,000 shares of Common Stock subject to Warrants exercisable within 60 days from December 1, 1998. The address of HPII is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(7) Includes 6,669,565 shares of Common Stock and 3,000,000 shares subject to the Warrants exercisable within 60 days from December 1, 1998 which HPII (an affiliate of the Fund) has purchased and as to which the Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(8) Includes all shares held by Messrs. Aitken, Palladino, Marsella, Ranieri, Shay, Peris and Green and Ms. Eames, and those shares subject to options and Warrants held by such individuals exercisable within 60 days from December 1, 1998.


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

         The HPII Purchase Agreement also provides that for a period of five
(5) years commencing on May 30, 1996, all shares of Common Stock held by HPII will be voted by HPII on any matter submitted to the shareholders in the same proportion as the votes cast by the other holders of Common Stock. Notwithstanding the foregoing, HPII retains its right to vote its shares of Common Stock in any manner it chooses with respect to the following specified matters: (i) the election to the Board of Directors of HPII's designees; (ii) amendments to the Company's By-Laws or Certificate of Incorporation; (iii) mergers and the sale, lease or exchange of the Company's assets; (iv) the authorization or issuance of Company securities; (v) a reclassification of securities or reorganization of the Company; (vi) the liquidation or dissolution of the Company; and (vii) any affiliated party transaction. The HPII Purchase Agreement provides that the requirement that HPII votes its shares in proportion with all other shareholders shall terminate in the event that the aggregate number of shares of Common Stock owned by Mr. Palladino and certain former officers of the Company shall be less than 415,000 shares or on the date when any person or group unaffiliated with HPII becomes the beneficial owner of 25% or more of the then-outstanding shares of the Company's capital stock.

         Mr. Palladino in his individual capacity, has agreed to take all steps necessary, including voting his shares for the election of HPII's designees to the Board of Directors, and to utilize his best efforts, to secure the election by the Company's shareholders of HPII's designees to the Board of Directors. The Company has also agreed to such provisions (other than the voting of shares).

         The HPII Purchase Agreement further provides that commencing July 31, 1996, all actions to be taken by the Board of Directors will require the affirmative vote of a majority of the directors present at a duly constituted meeting (which is the status currently), except that it shall require the affirmative vote of 66-2/3% of the entire Board of Directors to authorize any action taken with respect to a proposed acquisition, whether by purchase of stock or assets, of another company and any action to increase above seven (7) the number of directors constituting the entire Board of Directors. See "Directors and Officers of the Registrant."

         HPII purchased certain trade payables of HMI in November and December, 1996 (the "HMI Payables") aggregating approximately $18,300,000 at various discounts. On March 26, 1997, HPII and the Company entered into the a stock purchase agreement (the "AP Stock Purchase Agreement"), as amended, pursuant to which HPII and the Company agreed, subject to the conditions stated in the AP Stock Purchase Agreement, that the Company would issue the shares of its common stock (the "Payable Shares") equal to the Agreed Value (as defined herein) divided by the Agreed Price (as defined herein) in consideration of the assignment by HPII to the Company of the HMI Payables. For the purposes of the AP Stock Purchase Agreement, (A) "Agreed Value" means the sum of the following amounts: (i) $4,000,000, plus (ii) 10% of the first $20,000,000 of Net Recovery (as defined herein), plus (iii) 30% of the next $10,000,000 of Net Recovery, plus (iv) 50% of any amount of Net Recovery in excess of $30,000,000; (B) "Net Recovery" means the amount realized or recovered by the Company on or after September 1, 1997 on or in respect of (i) any indebtedness owed by HMI and/or its subsidiaries to the Company; (ii) any investment made by the Company in HMI and/or its subsidiaries; and (iii) the HMI Payables (including, without limitation, by reason of any claims against third parties relating to the purchase of any of the foregoing), net of (x) the merger consideration paid by the Company to acquire HMI and (y) all reasonable out-of-pocket costs and expenses incurred by the Company in connection with such realization or recovery. Net Recovery does not include any tax benefit to the Company from the net loss on its equity and debt investments in HMI; and (C) "Agreed Price" means the lesser of $7-5/8 and the closing price of the Common Stock of the Company on the last trading day prior to the closing of the AP Stock Purchase Agreement. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII contributed the HMI Payables to the Company in exchange for 1,159,288 shares of the Company's Common Stock with a value per share of $6.00. The aggregate value of the Payable Shares was $6,956,000. The shares of Common Stock issued pursuant to this agreement are also covered by a registration agreement entered into with HPII in connection with the HPII Purchase Agreement. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registration.

         On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against best interests of the Company's shareholders (see "Legal Proceedings").

         TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         On December 14, 1992, Mr. Fine and a former principal shareholder of the Company, each sold 6,666 shares of Common Stock at a price of $5.00 per share to Mr. Palladino. On such date, the Company loaned Mr. Palladino the funds necessary to consummate such purchases. On April 8, 1998, the Company forgave the loan provided that Mr. Palladino remain employed by the Company as follows: one-third as of April 9, 1998, one-third on January 1, 1999 and the remaining one-third on September 30, 1999. This loan bears interest at the prime rate of the Company's principal lender plus 1% per annum, is secured by a pledge of the purchased stock, but is otherwise non-recourse to Mr. Palladino.

         Mr. Palladino among others, (collectively, the "Restricted Transferees") has entered into a stock restriction agreement (the "Restriction Agreement"), pursuant to which he agreed to limit the transferability of his shares of Common Stock as well as other "Common Equivalents" to the extent described therein. Unless otherwise consented to in writing by HPII, none of the Restricted Transferees may transfer any of his shares of Common Stock or other Common Equivalents owned by him if, at the time of such transfer or after giving effect thereto, the Restricted Transferee's "Shareholder Percentage" would be less than the lesser of 0.75 and the "HPII Percentage." For purposes of the Restriction Agreement, the term "Shareholder Percentage" means a fraction, the denominator of which is the number of Common Equivalents that such shareholder and his related persons owned or had the right to acquire on the date of the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by such Restricted Transferee; and the term "HPII Percentage" means a fraction, the denominator of which is the number of Common Equivalents purchased by HPII or which HPII has the right to purchase pursuant to the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by HPII. The effect of the Restriction Agreement, in general, is to limit a Restricted Transferee's ability to sell his shares of Common Stock to the extent that his shareholdings would be less than 75% of his current holdings or, if less, the HPII Percentage.

         Certain directors and executive officers of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation - Stock Option Plans."

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  Financial Statements                                          Page

             Financial Statements Index                                     F-i

             Report of Independent Accountants                              F-1

             Consolidated Balance Sheets - September 30, 1998 and 1997      F-2

             Consolidated Statements of Operations - For the Year Ended September 30, 1998, Eleven Months Ended September 30, 1997
             and Year Ended October 31, 1996                                F-3

             Consolidated Statements of Changes in Stockholders'
             Equity - For the Year Ended September 30, 1998, Eleven
             Months Ended September 30, 1997 and Year Ended
             October 31, 1996                                               F-4

             Consolidated Statements of Cash Flows - For the Year Ended September 30, 1998, Eleven Months Ended September 30, 1997
             and Year Ended October 31, 1996                                F-5

             Notes to Consolidated Financial Statements                     F-7

             Quarterly Financial Information (Unaudited)                   F-34

     (a)(2)  Financial Statements Schedule

             Schedule II - Valuation and Qualifying Accounts                S-1

             Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

     (b)     Reports on Form 8-K

             The Company filed on July 16, 1998 a Current Report on Form 8-K dated July 15, 1998 concerning an Item 5 event.

     (c)     Exhibits

             The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

                                 EXHIBIT INDEX

Exhibit
Number                                    Title
------                                    -----

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

3.5* Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on April 16, 1998.

3.6 Restated By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

4.1 Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement (No. 33-50876) on Form S-1).

10.1 Registration Rights Agreement, dated as of August 5, 1994, by and among the Company and Paribas Principal (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

10.2 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.3 Agreement, dated June 5, 1992, among Kinder Investments L.P., Richard Elkin, Joseph J. Raymond, Elliott H. Vernon and United States Home Health Care Corp. regarding Buy-Out and Registration Rights, as amended (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement (No. 33-50876) on Form S-1).

Exhibit
Number                                    Title
------                                    -----

10.4 Form of Indemnification Agreement with the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

10.5 Amendment Agreement, effective as of May 5, 1995, to the Stock Purchase Agreement, dated as of April 1, 1995, as amended, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.6 Amended and Restated Asset Purchase Agreement, dated as of March 1, 1995, among DermaQuest, Precision Health Care, Inc., and Les Capella (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

10.7 Asset Purchase Agreement between The PromptCare Companies, Inc. and The Pulmonary Division of Delaware Valley Lung Center, P.C. effective as of January 1, 1995 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on or about February 15, 1995).

10.8 DermaQuest Amendment Agreement, dated as of March 1, 1995, among the Company, Edward Mashek, Walter Kraemer, Lorraine Andrews and E/L Associates (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995).

10.9 Asset Purchase Agreement, dated as of May 28, 1993, among TNI, Complete Health Care Services, Inc. and others (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993).

10.10 Exchange Offer and Confidential Investment Summary, dated August 23, 1993, (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 30, 1993).

10.11 Stock Purchase Agreement, dated as of April 1, 1994, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 3, 1994).

Exhibit
Number                                    Title
------                                    -----

10.12 Amendment, dated July 29, 1994, to the Stock Purchase Agreement among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 5, 1994).

10.13 Amendment among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews, dated November 28, 1994, to the Stock Purchase Agreement, as amended (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to the Company's Current Report on Form 8-K, originally filed on May 3, 1994).

10.14 Stock Purchase Agreement, dated as of November 1, 1994, by and among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 28, 1994).

10.15 DermaQuest Amendment Agreement, dated as of November 1, 1995, which amended a Stock Purchase Agreement, dated as of November 1, 1994, among the Company and Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended October 31,
         1995).

10.16 Unit Purchase Agreement, dated as of November 20, 1995, as amended, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.17 Subordinated Note Purchase Agreement, dated as of January 10, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.18 Amendment dated February 16, 1996 to Subordinated Note Purchase Agreement between the Company and HPII (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.19 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as amended on February 16, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.20 Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 31, 1996).

Exhibit
Number                                    Title
------                                    -----

10.21 Pledge Agreement dated as of July 31, 1996 in favor of Bankers Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.22 Security Agreement among the Company, Various Subsidiaries and Bankers Trust Company, as Collateral Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.23 Subsidiaries Guaranty dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.24 First Amendment to Credit Agreement and to Pledge Agreement, dated as of November 13, 1996, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.25 Second Amendment to Credit Agreement, dated as of January 13, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.26 Third Amendment to Credit Agreement, dated as of April 17, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997).

10.27 Fourth Amendment to Credit Agreement, dated as of May 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997).

10.28 Fifth Amendment to Credit Agreement, dated as of June 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997).

10.29 Sixth Amendment to Credit Agreement, dated as of September 15, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.32 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30,
         1997).

10.30 Seventh Amendment to Credit Agreement, dated as of October 1, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 10, 1997).

Exhibit
Number                                    Title
------                                    -----

10.31 Eighth Amendment to Credit Agreement, dated as of November 12, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.34 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30,
         1997).

10.32 Ninth Amendment to Credit Agreement, dated as of February 5, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1997.

10.33 Tenth Amendment to Credit Agreement, dated as of April 7, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).

10.34 Eleventh Amendment to Credit Agreement, dated as of July 15, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).

10.35* Twelfth Amendment to Credit Agreement, dated as of August 12, 1998 between the Company and Bankers Trust Company.

10.36* Thirteenth Amendment to Credit Agreement, dated as of October 1, 1998 between the Company and Bankers Trust Company.

10.37 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation (incorporated herein by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.38 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.39 Purchase and Sale Agreement, dated as of November 12, 1996, between the Company and European American Bank (incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

Exhibit
Number                                    Title
------                                    -----

10.40 Purchase and Sale Agreement, dated of November 12, 1996, between the Company and the Chase Manhattan Bank (incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.41 Agreement, dated as of November 13, 1996, between the Company, HMI, Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc. and HMI Maryland, Inc. (incorporated herein by reference to
         Exhibit 8 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.42 Subsidiary Assumption Agreement, dated as of November 13, 1996, among Transworld Acquisition Corp., IMH Acquisition Corp. and Bankers Trust Company, as Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.43 Agreement and Plan of Merger, dated as of November 13, 1996, among the Company, IMH Acquisition Corp. and HMI (incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.44 Stock Purchase Agreement, dated as of November 13, 1996, between HMI and the Company (incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.45 Asset Purchase Agreement, dated as of October 14, 1996, between RespiFlow, Health Meds, O.W. Edwards and Rick Hedrick (incorporated herein by reference to Exhibit A to the Company's Current Report on Form 8-K dated October 28, 1996).

10.46 Asset Purchase Agreement, dated as of October 31, 1996, between Transworld Acquisition Corp., the Company, USNJ and U.S. HomeCare Corporation (incorporated herein by reference to Exhibit B to the Company's Current Report on Form 8-K dated October 28, 1996).

10.47 DermaQuest Amendment Agreement, dated as of February 1, 1996, among the Company, DermaQuest, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996).

Exhibit
Number                                    Title
------                                    -----

10.48 Stock Purchase Agreement, dated January 8, 1997, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended
         October 31, 1996).

10.49 Employment Agreement, dated as of January 13, 1997, between the Company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.50 Letter Agreement amending Agreement and Plan of Merger, dated January 13, 1997, between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.51 Letter Agreement dated March 26, 1997, amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
         March 27, 1997).

10.52 Stock Purchase Agreement between the Company and HPII dated as of March 26, 1997 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.53 Stock Purchase Agreement between the Company and the Fund dated as of March 26, 1997 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.54 Recommended Cash Offer by Henry Cooke Corporate Finance Ltd. on behalf of Transworld Healthcare (U.K.) Limited, a subsidiary of the Company for Omnicare plc (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 dated as of July 2, 1997).

10.55 Letter Agreement dated July 7, 1997 amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 10.53 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

10.56 Asset Purchase Agreement dated as of October 1, 1997 among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc., the Company, Stadtlander Drug Distribution Co., Inc. and Counsel (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 10, 1997).

Exhibit
Number                                    Title
------                                    -----

10.57 Amendment dated as of August 14, 1997 to Stock Purchase Agreement dated March 26, 1997 between HPII and the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.58 Stock Purchase Agreement between the Company, Parkway Ventures, Inc. and Radamerica, Inc. dated as of July 31, 1997 (incorporated herein by reference to Exhibit (c) to the Company's Current Report on Form 8-K dated July 31, 1997).

10.59 Agreement for Sale and Purchase of Allied Medicare Limited between Transworld Healthcare (U.K.) Limited and Vanessa Rosamunde Wynn Griffiths and David Wynn Griffiths dated July 1, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 3, 1997).

10.60 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its Annual Meeting held on
         May 28, 1997).

10.61 Transition Agreement dated October 1, 1997, by and among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc. and Stadlander Drug Distribution Co., Inc. (incorporated herein by reference to Exhibit 10.59 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

10.62 Letter Agreement dated June 12, 1997 amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 10.60 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

10.63 Asset Purchase Agreement dated as of June 5, 1998 between the Company, TNI and Pediatric Services of America, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 15, 1998).

11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

21.1*    Subsidiaries of the Company.

23.1* Consent of PricewaterhouseCoopers LLP, independent accountants of the Company.

27*      Financial Data Schedule.

---------------------
* Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRANSWORLD HEALTHCARE, INC.

                                            By: /s/ Timothy M. Aitken
                                               -------------------------------
                                                Timothy M. Aitken
                                                Chairman of the Board and
                                                Chief Executive Officer
Date: December 15, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                        Date
      ---------                        -----                        ----

/s/ Timothy M. Aitken    Chairman of the Board and Chief      December 15, 1998
----------------------   Executive Officer (Principal
    Timothy M. Aitken    Executive Officer)

/s/ Wayne A. Palladino   Senior Vice President and Chief      December 15, 1998
----------------------   Financial Officer (Principal
    Wayne A. Palladino   Financial and Accounting Officer)

/s/ Lewis S. Ranieri     Director                             December 15, 1998
----------------------
    Lewis S. Ranieri

/s/ Scott A. Shay        Director                             December 15, 1998
----------------------
    Scott A. Shay

/s/ Jeffrey S. Peris     Director                             December 15, 1998
----------------------
    Jeffrey S. Peris

/s/ G. Richard Green     Director                             December 15, 1998
----------------------
    G. Richard Green

TRANSWORLD HEALTHCARE, INC.


Financial Statements Index                                                 Page


Report of Independent Accountants                                          F-1

Consolidated Balance Sheets - September 30, 1998
  and 1997                                                                 F-2

Consolidated Statements of Operations - For the
  Year Ended September 30, 1998, Eleven Months
  Ended September 30, 1997 and Year Ended
  October 31, 1996                                                         F-3

Consolidated Statements of Changes in
  Stockholders' Equity - For the Year Ended
  September 30, 1998, Eleven Months
  Ended September 30, 1997 and Year Ended
  October 31, 1996                                                         F-4

Consolidated Statements of Cash Flows - For the
  Year Ended September 30, 1998, Eleven
  Months Ended September 30, 1997 and
  Year Ended October 31, 1996                                              F-5

Notes to Consolidated Financial Statements                                 F-7

Quarterly Financial Information (Unaudited)                               F-34



Financial Statements Schedule Index

Schedule II - Valuation and Qualifying Accounts                            S-1

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
     Shareholders of Transworld Healthcare, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Transworld Healthcare, Inc. and its subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for the year ended September 30, 1998, the eleven month period ended September 30, 1997 and the year ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            PricewaterhouseCoopers LLP

New York, New York
December 11, 1998

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                 1998                 1997
                                                             -------------        -------------
                     ASSETS

Current assets:
  Cash and temporary investments                              $  10,413            $  10,626
  Accounts receivable, less allowance for doubtful
    accounts of $15,367 and $11,909                              29,614               31,475
  Inventories                                                     4,188                3,226
  Investment in Health Management, Inc.                                               22,367
  Deferred income taxes                                           6,732                6,530
  Income tax refund receivable                                                         2,742
  Prepaid expenses and other current assets                       8,061                6,093
                                                              ---------            ---------
         Total current assets                                    59,008               83,059

Property & equipment, net                                         9,888                8,448
Intangible assets, net                                          105,784              103,385
Deferred income taxes                                             3,483                2,356
Other assets                                                      2,615                4,033
                                                              ---------            ---------
         Total assets                                         $ 180,778            $ 201,281
                                                              =========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including
    obligations under capital leases                          $      40            $  25,051
  Accounts payable                                                2,728                7,844
  Accrued expenses, related parties                                                    7,500
  Accrued expenses                                               13,971               13,672
  Income taxes payable                                            3,022                2,387
  Acquisitions payable                                               99                  194
                                                              ---------            ---------
         Total current liabilities                               19,860               56,648

Long-term debt, including obligations under
  capital leases                                                 57,307               61,400
Deferred income taxes and other                                   1,706                1,328
                                                              ---------            ---------
         Total liabilities                                       78,873              119,376
                                                              ---------            ---------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding
    17,536 and 15,300 shares                                        175                  153
  Additional paid-in capital                                    125,461              111,774
  Translation adjustment                                          2,946               (2,192)
  Retained deficit                                              (26,677)             (27,830)
                                                              ---------            ---------
         Total stockholders' equity                             101,905               81,905
                                                              ---------            ---------
         Total liabilities and stockholders' equity           $ 180,778            $ 201,281
                                                              =========            =========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         ELEVEN
                                                                     YEAR ENDED       MONTHS ENDED       YEAR ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,      OCTOBER 31,
                                                                        1998              1997              1996
                                                                     ---------         ---------         ---------
Revenues:
    Net respiratory, medical equipment and supplies sales            $  76,185         $  52,562         $  47,170
    Net patient services                                                68,887            29,844            19,164
    Net infusion services                                               10,237            11,038             9,970
                                                                     ---------         ---------         ---------
          Total revenues                                               155,309            93,444            76,304
                                                                     ---------         ---------         ---------
Cost of revenues:
    Respiratory, medical equipment and supplies sales                   41,898            25,687            18,481
    Patient services                                                    47,779            18,132            10,174
    Infusion services                                                    7,515             7,568             6,025
                                                                     ---------         ---------         ---------
          Total cost of revenues                                        97,192            51,387            34,680
                                                                     ---------         ---------         ---------
          Gross profit                                                  58,117            42,057            41,624

Selling, general and administrative expenses                            51,426            42,931            33,552
Gain on sale of assets                                                  (2,511)             (606)
Special charges                                                            554            34,836
Equity in losses of Health Management Inc., net                                              296
                                                                     ---------         ---------         ---------
          Operating income (loss)                                        8,648           (35,400)            8,072

Interest income                                                           (635)           (2,650)              (75)
Interest expense                                                         6,286             5,063             4,427
                                                                     ---------         ---------         ---------
          Income (loss) before income taxes and extraordinary loss       2,997           (37,813)            3,720

Provision (benefit) for income taxes                                     1,844            (5,078)            1,702
                                                                     ---------         ---------         ---------
          Income (loss) before extraordinary loss                        1,153           (32,735)            2,018

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $879)                                                                     (1,435)
                                                                     ---------         ---------         ---------
          Net income (loss)                                          $   1,153         $ (32,735)        $     583
                                                                     =========         =========         =========

Basic income (loss) per share of common stock from:
    Income (loss) before extraordinary loss                          $    0.07         $   (2.56)        $    0.29
    Extraordinary loss on early extinguishment of debt                                                       (0.21)
                                                                     ---------         ---------         ---------
          Net income (loss) per share                                $    0.07         $   (2.56)        $    0.08
                                                                     =========         =========         =========
Diluted income (loss) per share of common stock from:
    Income (loss) before extraordinary loss                          $    0.07         $   (2.56)        $    0.26
    Extraordinary loss on early extinguishment of debt                                                       (0.19)
                                                                     ---------         ---------         ---------
          Net income (loss) per share                                $    0.07         $   (2.56)        $    0.07
                                                                     =========         =========         =========

Weighted average number of common shares outstanding:
    Basic                                                               17,327            12,794             7,035
                                                                     =========         =========         =========
    Diluted                                                             17,488            12,794             7,833
                                                                     =========         =========         =========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                       COMMON STOCK        ADDITIONAL                    RETAINED
                                                    -----------------       PAID-IN      TRANSLATION     (DEFICIT)
                                                    SHARES     AMOUNT       CAPITAL       ADJUSTMENT     EARNINGS          TOTAL
                                                    ------     ------      ---------      ----------     ---------      -----------
Balance, October 31, 1995                            5,060     $  51       $  19,713                     $   4,322      $    24,086

Net income                                                                                                     583              583

Issuance of common stock for:
       Private offering                              4,400        44          38,307                                         38,351
       Payment on acquisition payable                  370         4           3,828                                          3,832
       Exercise of stock options and
             warrants, including tax benefit           110                       373                                            373
                                                    ------     -----       ---------       --------      ---------      -----------
Balance, October 31, 1996                            9,940        99          62,221                         4,905           67,225

Net loss                                                                                                   (32,735)         (32,735)

Translation adjustment                                                                     $ (2,192)                         (2,192)

Issuance of common stock for:
       Private offering                              5,015        50          50,465                                         50,515
       Radamerica per share price
             guarantee (Note 3)                        321         3              (3)
       Exercise of stock options and
             warrants, including tax benefit           210         2             703                                            705
Cancellation of common stock from:
       Termination of VIP agreement
             (Note 3)                                  (40)                     (354)                                          (354)
       Repayment of Radamerica notes
             receivable                               (146)       (1)         (1,258)                                        (1,259)
                                                    ------     -----       ---------       --------      ---------      -----------
Balance, September 30, 1997                         15,300       153         111,774         (2,192)       (27,830)          81,905

Net income                                                                                                   1,153            1,153

Translation adjustment                                                                        5,138                           5,138

Issuance of common stock for:
       HPII and HMI Payables
             transaction (Note 6)                    1,159        12           6,944                                          6,956

       Exercise of stock options and
             warrants                                1,090        11           6,483                                          6,494

Cancellation of common stock from:
       Repayment of related party
             notes receivable                          (13)       (1)            (80)                                           (81)

Issuance of options for services rendered                                        340                                            340
                                                    ------     -----       ---------       --------      ---------      -----------
Balance, September 30, 1998                         17,536     $ 175       $ 125,461       $  2,946      $ (26,677)     $   101,905
                                                    ======     =====       =========       ========      =========      ===========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                ELEVEN
                                                                            YEAR ENDED       MONTHS ENDED        YEAR ENDED
                                                                           SEPTEMBER 30,     SEPTEMBER 30,       OCTOBER 31,
                                                                               1998              1997               1996
                                                                            ---------          ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                                       $   1,153          $ (32,735)         $     583
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                       1,981              1,324              1,191
            Amortization of goodwill                                            2,841              1,458              1,074
            Amortization of other intangible assets                               306                408                494
            Amortization of debt discount and issuance costs                    1,151                830                912
            Provision for doubtful accounts                                     8,318             12,973              6,394
            Gain on sale of assets                                             (2,511)              (606)
            Special charges                                                                       34,836
            Equity in losses of HMI                                                                  637
            Deferred income taxes                                                (988)            (5,574)              (200)
            Payment for debt discount & issuance costs                            (17)            (1,564)            (3,331)
            Extraordinary loss on early extinguishment of debt                                                        2,314
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                    (7,372)           (11,351)           (11,426)
            Increase in inventories                                              (897)              (102)               (92)
            Increase in prepaid expenses and other assets                        (246)            (4,457)            (1,511)
            (Decrease) increase in accounts payable                            (5,270)             1,910             (1,123)
            Increase (decrease) in accrued
                expenses and other liabilities                                  1,396               (640)            (1,873)
                                                                            ---------          ---------          ---------
                Net cash provided by (used in) operating activities              (155)            (2,653)            (6,594)
                                                                            ---------          ---------          ---------
Cash flows from investing activities:
    Capital expenditures                                                       (3,346)            (2,694)            (1,040)
    Notes receivable - payments received                                                           4,683
    Proceeds from termination of VIP agreement                                                       500
    Proceeds from sale of fixed assets                                             60                550
    Proceeds from sale of Radamerica, net of cash
        overdraft when sold                                                     1,204             12,114
    Proceeds from sale of TNI's assets                                          4,765
    Proceeds from sale of HMI's assets                                         32,328
    Advances to and investment in HMI                                         (11,122)           (36,872)
    Acquisitions - net of cash acquired                                          (846)           (93,586)            (1,785)
    Payment on acquisition payable                                               (406)            (1,833)           (11,078)
    Purchases of other intangibles                                               (396)
                                                                            ---------          ---------          ---------
                Net cash provided by (used in) investing activities            22,241           (117,138)           (13,903)
                                                                            ---------          ---------          ---------

                                                                                                                 (Continued)

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                                              ELEVEN
                                                                          YEAR ENDED       MONTHS ENDED       YEAR ENDED
                                                                         SEPTEMBER 30,     SEPTEMBER 30,      OCTOBER 31,
                                                                             1998              1997              1996
                                                                          ---------         ---------         ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                  $  50,650         $  39,600
    Payment of costs associated with
        issuance of common stock                                                                 (175)           (1,249)
    Proceeds from notes payable                                                                                  10,000
    Payments on notes payable                                                                     (11)          (10,013)
    Proceeds from short-term debt                                                                                 1,000
    Payments on short-term debt                                                                                  (2,000)
    Borrowing under revolving loan                                                             96,847            18,482
    Payments on revolving loan                                            $ (29,100)          (22,983)          (10,990)
    Proceeds from long-term debt                                                 55                47                18
    Principal payments on long-term debt                                        (58)             (340)          (21,091)
    Stock options and warrants exercised, net,
        including tax benefit                                                 6,492               939               423
                                                                          ---------         ---------         ---------
                Net cash (used in) provided by financing activities         (22,611)          124,974            24,180
                                                                          ---------         ---------         ---------
Effect of exchange rate on cash                                                 312               845
                                                                          ---------         ---------         ---------
(Decrease) increase in cash                                                    (213)            6,028             3,683

Cash and temporary investments,
    beginning of period                                                      10,626             4,598               915
                                                                          ---------         ---------         ---------
Cash and temporary investments,
    end of period                                                         $  10,413         $  10,626         $   4,598
                                                                          =========         =========         =========
Supplemental cash flow information:
  Cash paid for interest                                                  $   5,330         $   3,993         $   3,763
                                                                          =========         =========         =========
  Cash (refunded) paid for income taxes, net                              $    (506)        $   2,312         $   2,086
                                                                          =========         =========         =========
Supplemental disclosure of non-cash investing and financing activities:
        Details of business acquired in purchase transactions:
                Fair value of assets acquired                             $   1,151         $ 106,402         $   4,058
                                                                          =========         =========         =========
                Liabilities assumed or incurred                           $     305         $  11,951         $   2,171
                                                                          =========         =========         =========
                Cash paid for acquisitions (including
                    related expenses)                                     $     846         $  94,451         $   1,887
                Cash acquired                                                                     865               102
                                                                          ---------         ---------         ---------
                Net cash paid for acquisitions                            $     846         $  93,586         $   1,785
                                                                          =========         =========         =========

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

     During the year ended October 31, 1996 and the eleven months ended September 30, 1997, the Company completed the following significant acquisitions:


       COMPANY                                     DATE OF ACQUISITION        NATURE OF BUSINESS
       -------                                     -------------------        ------------------
       Health Meds, Inc. ("Health Meds")           October 1996               Respiratory mail-order pharmacy

       U.S. HomeCare Infusion Therapy Services     October 1996               Infusion therapy
       Corporation of New Jersey ("U.S.
       Homecare"), a subsidiary of U.S. HomeCare
       Corporation

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

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. Accounts receivable at September 30, 1998 is comprised of amounts due from Medicare, Medicaid and the National Health Services ("NHS") and other U.K. governmental payors (27.6%, 5.6% and 24.8%, respectively) and various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance). At September 30, 1997, 31.6%, 8.4% and 20.0% of accounts receivable was due from Medicare, Medicaid and the NHS and other U.K. governmental payors, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

     INVENTORIES:

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, which are primarily finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment.

     PROPERTY AND EQUIPMENT:

     Property and equipment, including revenue producing equipment, are carried at cost and are being depreciated over their estimated useful lives of three to seven years, using primarily the straight-line method. Revenue producing equipment consists of home medical equipment (e.g., respiratory equipment, beds, wheelchairs). Maintenance and repairs are charged against results of operations as incurred. Buildings are being depreciated over their useful lives of twenty-five to fifty years and leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION:

     Patient and infusion revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from home medical equipment are recognized over the period the equipment is rented (typically on a month-to-month basis) and approximated $6,711, $5,402 and $5,072 in fiscal 1998, 1997 and 1996, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are delivered and are recorded at amounts expected to be paid by third-party payors. The Company receives a majority of its revenue from third-party insurance companies and Medicare, Medicaid and the NHS and other U.K. governmental payors. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the year ended September 30, 1998, eleven months ended September 30, 1997 and year ended October 31, 1996, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 33%, 53% and 62%, respectively, of the Company's total revenues. For the year ended September 30, 1998 and eleven months ended September 30, 1997, 30% and 13%, respectively of the Companies net revenues were attributable to NHS and other U.K. governmental payors programs.

     INCOME TAXES:

     Deferred taxes are provided primarily for bad debts, federal and state net operating losses, acquisition liabilities, depreciation and amortization of intangibles, which are reported for Federal income tax purposes in different periods than for financial reporting purposes.

     INTANGIBLE ASSETS:

     Intangible assets primarily includes goodwill, net, which amounted to $104,898 and $102,679 at September 30, 1998 and September 30, 1997,
     respectively, and is being amortized on a straight-line basis over forty years. Accumulated amortization of goodwill at September 30, 1998 and September 30, 1997 was $5,268 and $2,390, respectively. Other intangible assets, net at September 30, 1998 and September 30, 1997, amounted to $886 and $706, respectively, and are being amortized over periods ranging from five to fifteen years. Accumulated amortization of such intangibles at September 30, 1998 and September 30, 1997 was $1,140 and $1,593, respectively.

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

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 1998 and September 30, 1997, other assets include $2,425 and $3,559, respectively of deferred financing costs associated with the Credit Facility (as defined and described in Note 5), net of accumulated amortization of $2,156 and $1,005, respectively.

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

     EARNINGS PER SHARE:

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     replaced primary EPS with basic EPS and fully diluted EPS with diluted
     EPS. Basic EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. At September 30, 1998, September 30, 1997 and October 31, 1996 the Company had outstanding stock options and warrants to purchase 3,965, 3,809 and 3,148 shares, respectively of common stock ranging in price from $4.38 to $12.45, $7.88 to $12.45 and $10.40 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. In addition, for the eleven months ended September 30, 1997, the Company had an incremental weighted average of 699 shares of stock options and warrants which were not included in the diluted calculation as the effect of such inclusion would have been anti-dilutive due to a net loss position.

     The weighted average number of shares of common stock outstanding have been restated for the eleven months ended September 30, 1997 and year ended October 31, 1996 to reflect the provisions of SFAS No. 128. The only effects of this restatement were to increase basic from primary income before extraordinary loss and extraordinary loss per share by $0.03 for the year ended October 31, 1996 and to increase diluted from fully diluted income before extraordinary loss and extraordinary loss per share by $0.01 for the year ended October 31, 1996.

     The weighted average number of shares used in the basic and diluted earnings per share computation for the year ended September 30, 1998, eleven months ended September 30, 1997 and the year ended October 31, 1996 are as follows:

                                                                    ELEVEN MONTHS
                                                       YEAR ENDED       ENDED      YEAR ENDED
                                                     SEPTEMBER 30,  SEPTEMBER 30,  OCTOBER 31,
                                                          1998          1997          1996
                                                          ----          ----          ----
Weighted average number of shares outstanding            16,663        12,517         6,622
Weighted average number of shares
  contingently issuable per agreements                      664           277           413
                                                         ------        ------         -----
Shares used in calculation of basic
  income (loss) per common share                         17,327        12,794         7,035
Incremental shares, after application of treasury
  stock method, of stock options and warrants               161                         798
                                                         ------        ------         -----
Shares used in calculation of diluted income
(loss) per common share                                  17,488        12,794         7,833
                                                         ======        ======         =====

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

     STOCK-BASED COMPENSATION:

     The accompanying Balance Sheet and Statements of Operations of the Company have been prepared in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock options grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

     Effective November 1996, the Company adopted the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", including pro forma operating results had the Company prepared it financial statements in accordance with the fair value based method of accounting for stock-based compensation, and they have been included in Note 9.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The estimated fair value of the Company's borrowing under the Credit Facility approximates the carrying value at September 30, 1998 and 1997.

     IMPACT OF RECENT ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement, that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and therefore, will not have any effect on the financial position or results of operations of the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company will adopt in the first quarter of fiscal year 1999.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company currently does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

     RECLASSIFICATIONS:

     Prior years financial statements have been reclassified to conform with the current year's presentation.


3.   BUSINESS COMBINATIONS AND DISPOSALS:

     During the eleven months ended September 30, 1997 and the year ended October 31, 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's Statements of Operations from their respective dates of acquisition.

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

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

                                                  Eleven Months      Year Ended
                                               Ended September 30,   October 31,
                                                      1997              1996
                                               -------------------   -----------
                                                   (unaudited)       (unaudited)
Net revenues                                        $141,231           $126,837
(Loss) income before extraordinary loss              (32,695)             1,934
Net (loss) income                                    (32,695)               499
(Loss) income per share of common stock
   before extraordinary loss:

   Basic                                               (2.56)              0.27
   Diluted                                             (2.56)              0.25
Net (loss) income per share of common stock:
   Basic                                               (2.56)              0.07
   Diluted                                             (2.56)              0.06

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     DISPOSITIONS

     RADAMERICA

     Effective July 31, 1997 the Company sold Radamerica, Inc. ("Radamerica") for $13,304 and received $12,100 in fiscal 1997 with the remaining $1,204 subsequently received on November 10, 1997. As part of the consideration for the acquisition of Radamerica, the Company had issued 250 shares of its common stock valued at $5,000 based on a $20 per share market price guarantee to the selling shareholders of Radamerica. Per the agreement, the incremental amount due under the market price guarantee of $8.25 was paid to the selling shareholders through issuance of 321 shares of common stock of the Company during August 1997.

     Results for Radamerica through July 31, 1997 have been included in the overall Company's results for the eleven months ended September 30, 1997. Accordingly, for purposes of earnings per share calculations, the weighted average actual shares issued of the Company's common stock under the per share market price guarantee have been included in both basic and diluted earnings per share calculations.

     The Company recognized a pre-tax gain on the sale of Radamerica of approximately $606.


     TNI

     Effective July 12, 1998, the Company sold substantially all of the assets of Transworld Home HealthCare Nursing Division, Inc. ("TNI") for $5,300 which was paid in cash at closing with $300 of such amount placed into escrow for a period of one year following the closing to collateralize TNI's obligations under the agreement (the "TNI Sale").

     Results for TNI through July 12, 1998 have been included in the overall Company's results for the year ended September 30, 1998. The Company recognized a pre-tax gain on the TNI Sale of approximately $2,511.


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

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     As a result of the termination of the agreements, the Company has taken a pre-tax non-cash charge of approximately $1,622 during its third quarter of fiscal 1997 relating to the termination of the transaction, a contract deposit and other acquisition-related expenses. This charge has been recorded in special charges (Note 7).

     HMI

     The Company acquired 100% of the issued and outstanding stock of Health Management, Inc. ("HMI") in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care.

     On November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders for $21,263 directly from such lenders. In mid January 1997 the Company acquired 8,964 newly issued shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for $1 per share or $8,964.

     The $9,714 investment in HMI was recorded as of January 31, 1997 and represents 49% of HMI's equity in net tangible assets and after fair value adjustments $15,835 was preliminarily allocated to goodwill, which was being amortized on a straight-line basis over thirty years. The acquisition of 49% of the outstanding shares of HMI common stock was accounted for by the Company under the equity method of accounting (effective as of January 31, 1997). Equity in HMI net losses for the three months ended July 31, 1997 were accounted for in the reduction of the investment in HMI to net realizable value. Due to the Company's decision on August 1, 1997 to dispose of HMI, no equity in HMI losses have been booked subsequent to July 31, 1997.

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

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the transaction with HMI and purchased the remaining 51% of the outstanding shares of HMI's common stock (the "Merger"). The HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the Merger, the Company completed the Asset Sale to Counsel for $40,000. Of the $40,000 proceeds, $30,000 was received in cash with $7,500 being paid to the Company as HMI's accounts receivable, existing at

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     date of sale, are collected, with the remaining $2,500 held in escrow for post-closing adjustments. Of the $30,000 proceeds received, $15,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility (Note 5), $2,800 was used to complete the Merger and the remainder was used for costs, fees and other expenses to complete the Asset Sale, as well as to satisfy liabilities and wind-down costs not assumed by Counsel. The remaining $2,500 escrow was fully utilized for post-closing adjustments. The Company further reduced its senior secured debt under the Credit Facility by $10,000 as the remaining proceeds from the sale were received. The Company also amended its Credit Facility on October 1, 1997 to accommodate the Merger with HMI and the sale to Counsel.

     Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.

     The total cost of the HMI transaction was approximately $60,000 which is comprised of the following amounts: (i) the purchase of HMI's senior secured indebtedness for $21,263; (ii) the purchase of 49% and 51% of the equity in HMI for $8,964 and $2,800, respectively; (iii) $10,100 of HMI liabilities not assumed by Counsel upon completion of the merger; (iv) $5,900 of wind-down expenses, contingent obligations and reserves for legal, tax and audit contingencies; (v) stock issuable to HPII in exchange for HMI Payables (as defined in Note 6) for $6,956; and (vi) $4,017 of other miscellaneous items, including fees, expenses and estimated post-closing balance sheet adjustments.


4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment consist of the following:

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1998            1997
                                                       ----            ----
Revenue producing equipment                          $10,076          $8,302
Furniture, fixtures and equipment                      7,257           6,097
Land, buildings and leasehold improvements             1,470           1,221
                                                     -------          ------
                                                      18,803          15,620
Less, accumulated depreciation and amortization        8,915           7,172
                                                     -------          ------
                                                     $ 9,888          $8,448
                                                     =======          ======

     The net book value of revenue producing equipment was $5,542 and $4,638 at September 30, 1998 and September 30, 1997, respectively.

5.   DEBT:

     On July 31, 1996, the Company completed a $100,000 senior secured revolving credit facility, underwritten by a commercial bank who is also acting as Agent Bank (the "Credit Facility"). This facility replaced the Company's existing $35,000 credit agreement (the "Credit Agreement"). In

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   DEBT (CONTINUED):

     connection with the repayment of the Credit Agreement, the Company recorded a non-cash, after-tax, extraordinary charge of $1,435 (net of tax benefit of $879) in fiscal 1996, relating to the write-off of the deferred financing costs and discount associated with the Credit Agreement.

     The Company amended the Credit Facility during the year ended September 30, 1998 to accommodate the TNI Sale. The Company amended the Credit Facility during the eleven months ended September 30, 1997 to accommodate the sale of the Additional Shares (as defined in Note 6) and the Payable Shares (as defined in Note 6), the purchase of HMI's senior debt and 100% of HMI's common stock, certain working capital advances to HMI, the sale of substantially all of HMI's assets, the purchases of Omnicare and Allied and to amend certain financial convenants.

     As of September 30, 1997, $25,000 of the Credit Facility was classified as current, as the Credit Facility, as amended, required repayment of $25,000 from the proceeds of the Asset Sale and accordingly the Company made repayments equaling $25,000 during the year ended September 30, 1998. In addition, on July 15, 1998 the Company reduced outstanding borrowings under the Credit Facility by $4,100 with proceeds from the TNI Sale.

     On July 31, 1997 the Company used the $12,100 it received from the sale of Radamerica to reduce outstanding borrowings under the Credit Facility.

     The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (ranging from 5.375% to 5.5625% at September 30, 1998 and 5.66% at September 30, 1997), plus 2%.
     As of September 30, 1998, the Company had $57,255 outstanding under the Credit Facility and the unused portion under the Credit Facility was $36,145. Additional borrowings require the approval of the required banks under the Credit Facility.

     The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its domestic subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's domestic subsidiaries. The loans mature on July 31, 2001 with quarterly reductions in availability which commenced July 31, 1998 and continue through final maturity. The availability at September 30, 1998 was $93,400.

     Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At March 31, 1998 and June 30, 1998, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (interest coverage, debt to EBITDA and minimum EBITDA). On August 13, 1998, the Credit Facility was amended to adjust certain covenants for 1998 and 1999 bringing the Company into compliance with the Credit Facility.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   DEBT (CONTINUED):

     Long-term debt consists of the following:

                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                              1998           1997
                                                             -------        -------
Credit Facility, due July 31, 2001, with monthly
  interest at Eurodollar Rate (ranging from 5.375% to
  5.5625% at September 30, 1998 and 5.66% at
  September 30, 1997), plus 2% collateralized by a lien
  on all Company assets                                      $57,255        $86,355
Equipment leases with monthly principal plus
  interest ranging from 6.9% to 12.7% through
  2002, collateralized by related equipment                       92             96
                                                             -------        -------
                                                              57,347         86,451
      Less, current maturities                                    40         25,051
                                                             -------        -------
                                                             $57,307        $61,400
                                                             =======        =======

     Annual maturities of long-term debt for each of the next four years are:

      YEAR ENDING SEPTEMBER 30,
                1999                                       $    40
                2000                                            20
                2001                                        57,285
                2002                                             2
                                                           -------
                                                           $57,347
                                                           =======

6.   STOCKHOLDERS' EQUITY:

     On November 20, 1995, the Company entered into a unit purchase agreement, as amended, with HPII under which the Company sold an aggregate of 4,400 units at a purchase price of $9.00 per unit (for an aggregate purchase price of $39,600) to the institutional investor in two separate closings. Each unit is comprised of one share of the Company's restricted common stock and a 0.6818 non-callable, five year stock purchase warrant with each whole warrant entitling the holder to purchase an additional share of the Company's common stock at $12.45 per share.

     The initial closing was completed on May 30, 1996 following the receipt of shareholder approval (which was obtained at the Company's annual meeting of shareholders on April 16, 1996), at which time the Company sold 600 units or 9.8% of the issued and outstanding shares of the Company, after

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   STOCKHOLDERS' EQUITY (CONTINUED):

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

     HPII has purchased certain of HMI's trade payables (the "HMI Payables") aggregating approximately $18,300 at various discounts. On March 26, 1997, the Company entered into a stock purchase agreement (the "AP Stock Purchase Agreement"), with HPII, as amended, pursuant to which HPII and the Company agreed, that subject to the conditions stated in the AP Stock Purchase Agreement, the Company would issue such number of shares of common stock (the "Payable Shares") as determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the Payable Shares was determined by the market value of the Company's common stock on the date of issuance. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII was issued 1,159 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the Payable Shares was $6,956 (Note 10).


7.   BUSINESS REALIGNMENT:

     The Company took a number of significant steps during the year ended September 30, 1998 and the eleven months ended September 30, 1997 to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and an integrated national provider of home and alternate site health care products and services in the U.K. These steps included: (i) selling non-core assets (i.e.: Radamerica and TNI); (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the Asset Sale; and
     (iv) terminating the agreements to purchase the VIP Companies. In addition, the Company attempted the acquisitions of Healthcall Group plc ("Healthcall") and Apria Healthcare Group, Inc. ("Apria").

     For the year ended September 30, 1998, the Company recorded $554 of special charges primarily related to costs incurred from its attempted acquisitions of Healthcall and Apria and recorded a gain of $2,511 on the TNI Sale (Note 3).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

7.   BUSINESS REALIGNMENT (CONTINUED):

     For the eleven months ended September 30, 1997, the Company incurred pre-tax special charges in relation to these actions of $34,836, made up of the following items: (i) $20,000 related to the impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to the sale of the HMI assets (Note 3); (ii) $12,079 for the write-off of goodwill and other intangible assets related to the decisions to exit substantially all of DermaQuest, Inc.'s ("DermaQuest") product lines in the continental U.S. (principally wound care and orthotics); (iii) $1,622 for the termination of the agreements to purchase the VIP Companies (Note 3); (iv) $437 principally for the write-off of goodwill and other intangible assets and estimated costs associated with the closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey (Note 3); and (v) $698 of other charges. In addition the Company recorded a gain of $606 on the sale of Radamerica in the eleven months ended September 30, 1997 (Note 3).

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   INCOME TAXES:

     The provision (benefit) for income taxes from continuing operations before extraordinary loss is summarized as follows:

                               YEAR ENDED    ELEVEN MONTHS ENDED   YEAR ENDED
                              SEPTEMBER 30,     SEPTEMBER 30,      OCTOBER 31,
                                  1998              1997              1996
                                 ------            -------           -------
Current:
  Federal                        $ (200)           $  (243)          $ 1,637
  State                             150                213               265
  Foreign                           924                 55
Deferred:
  Federal                           769             (4,443)             (215)
  State                              85               (763)               15
  Foreign                           116                103
                                 ------            -------           -------
Provision (benefit) for
income taxes                     $1,844            $(5,078)          $ 1,702
                                 ======            =======           =======

     For 1998, 1997 and 1996, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 and October 31, 1996 are as follows:

                                             SEPTEMBER 30,
                                           ----------------   OCTOBER 31,
                                            1998      1997       1996
                                            ----      ----       ----
Deferred tax assets:
Current:
  Provision for doubtful accounts          $4,930    $4,396     $2,172
  Inventory capitalization                     20        33          9
  Accrued expenses                          1,557     1,882        677
  Other, net                                  225       219         44
                                           ------    ------     ------
       Current deferred tax assets          6,732     6,530      2,902
                                           ------    ------     ------
Non-current:
  Federal net operating loss                1,810     1,695
  State net operating losses                2,050     2,186        151
  Capital losses                              991
  Other, net                                  507       464         57
  Valuation allowance                      (1,875)   (1,989)      (130)
                                           ------    ------     ------
       Non-current deferred tax assets      3,483     2,356         78
                                           ------    ------     ------
Deferred tax liabilities:
Non-current:
  Depreciation and amortization             1,089       865        490
  Other, net                                  452       317         65
                                           ------    ------     ------
       Deferred tax liabilities             1,541     1,182        555
                                           ------    ------     ------
         Net deferred tax assets           $8,674    $7,704     $2,425
                                           ======    ======     ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   INCOME TAXES (CONTINUED):

     The valuation allowance at September 30, 1998 relates to deferred tax assets established for certain state net operating loss carryforwards and deferred tax assets which are not expected to be realized based on historical or future earnings. The decrease in the valuation allowance of $114 is primarily due to the utilization of state net operating loss carryforwards. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

     As of September 30, 1998, the Company has state net operating loss carryforwards of $17,128 which, if unused, will expire in the years 1999 through 2013, and has a federal net operating loss carryforward of $5,957 which if unused, will expire in 2018. The Company has a capital loss carryforward of $2,916 which if unused, will expire in 2002.

     Reconciliations of the differences between income taxes on income from continuing operations computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                           ELEVEN MONTHS
                                            YEAR ENDED         ENDED       YEAR ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,   OCTOBER 31,
                                               1998            1997           1996
                                              -------         -------        -------
  Income taxes computed at Federal
       statutory tax rate                     $ 1,019        $(12,856)       $ 1,265
  State income taxes, net of
       Federal benefits                           268          (2,222)           350
  Nondeductible expenses, primarily
       amortization of intangible assets          711           4,291            266
  Valuation allowance, state taxes               (114)          1,859           (155)
  Market writedown on investment in                             3,200
       subsidiary
  Other, net                                      (40)            650            (24)
                                              -------         -------        -------
  Provision (benefit) for income taxes        $ 1,844         $(5,078)       $ 1,702
                                              =======         =======        =======

Income (loss) before income taxes and extraordinary loss generated from the U.K. Operations for the year ended September 30,1998, the eleven months ended September 30, 1997 and the year ended October 31, 1996 was $1,332, ($868) and $0, respectively.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.    STOCK OPTION PLAN AND WARRANTS:

      The Company has a stock option plan which provides for either incentive stock options or nonqualified stock options (the "Option Plan"). The Option Plan gives eligible employees, officers, directors and non-employee independent contractors options to purchase up to 3,000 shares of stock, of which options to purchase 1,390 shares of stock were outstanding as of September 30, 1998. Options under the Option Plan may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. The vesting provisions provide for vesting of options over a period of between two and three years. Following is a summary of transactions under the Option Plan during the year ended October 31, 1996, the eleven months ended September 30, 1997 and the year ended September 30, 1998:

                                                                STOCK     WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                               -------     --------------
Outstanding - October 31, 1995 ($1.25 to $8.75 per share)         852          $4.93
Granted during 1996 ($8.88 to $10.00 per share)                    70           9.20
Exercised during 1996 ($1.25 to $7.88 per share)                 (159)          4.92
Canceled during 1996 ($3.18 to $8.75 per share)                   (14)          7.66
                                                                -----
Outstanding - October 31, 1996 ($1.25 to $10.00 per share)        749           5.29
Granted during 1997 ($7.25 to $12.00 per share)                   893           7.38
Exercised during 1997 ($2.78 to $10.00 per share)                (282)          4.34
Cancelled during 1997 ($5.50 to $12.00 per share)                 (76)          9.63
                                                                -----
Outstanding - September 30, 1997 ($3.18 to $10.00 per share)    1,284           6.70
Granted during 1998 ($2.63)                                       515           2.63
Exercised during 1998 ($3.18 to $7.88 per share)                 (126)          4.21
Cancelled during 1998 ($4.38 to $7.88 per share)                 (283)          6.32
                                                                -----
Outstanding - September 30, 1998 ($2.63 to $10.00 per share)    1,390
                                                                =====
Available for future grants                                       966
                                                                =====

      On May 28, 1997 the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of stock. As of September 30, 1998 no options under the Directors Plan have been granted. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grant. All options granted under the Directors Plan are immediately exercisable, provided however that, among other things, no option shall be exercisable after the expiration of ten years from the date of grant.

      Of the 749 options outstanding as of October 31, 1996, 583 were exercisable (with a weighted average exercise price of $4.47) as of that date.

      Of the 1,284 options outstanding as of September 30, 1997, 472 were exercisable (with a weighted average exercise price of $5.61) as of that date.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.    STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      A summary of the 1,390 options outstanding as of September 30, 1998 is as follows:

                                Weighted
                                 Average     Weighted Average                    Weighted
                             Exercise Price     Remaining                        Average
     Exercise     Number        of Options   Contractual Life    Number      Exercise Price of
       Price    Outstanding    Outstanding       in Years      Exercisable  Options Exercisable
       -----    -----------    -----------       --------      -----------  -------------------
       $ 2.63       515           $2.63             4.9            175            $2.63
         4.38        45            4.38             0.1             45             4.38
         5.50         5            5.50             0.6              5             5.50
         6.38         3            6.38                              3             6.38
         7.25       739            7.25             3.4            337             7.25
         7.88        70            7.88             1.6             70             7.88
         8.75         3            8.75                              3             8.75
        10.00        10           10.00                              7            10.00
                  -----                                            ---
2.63 to 10.00     1,390            5.49             3.8            645             5.88
                  =====                                            ===

      The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company continues to apply APB No. 25 and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                      ELEVEN MONTHS
                                                        YEAR ENDED       ENDED        YEAR ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,   OCTOBER 31,
                                                           1998           1997           1996
                                                           ----           ----           ----
      Net income (loss) - as reported                     $1,153       $(32,735)         $583
      Net income (loss) - pro forma                          113        (33,731)          447
      Basic earnings (loss) per share - as reported         0.07          (2.56)         0.08
      Basic earnings (loss) per share - pro forma           0.01          (2.64)         0.06
      Diluted earnings (loss) per share - as reported       0.07          (2.56)         0.07
      Diluted earnings (loss) per share - pro forma         0.01          (2.64)         0.06

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           1998           1997           1996
                                                           ----           ----           ----
      Expected life (years)                                   4              4              4
      Risk-free interest rate                               5.5%           6.0%           6.0%
      Volatility                                           55.9%          52.5%          52.5%
      Expected dividend yield                                 0%             0%             0%

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

9.    STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      The compensation cost as generated by the Black-Scholes Model, may not be indicative of the future benefit, if any, that may be received by the option holder.

      Effective January 15, 1997, the Company granted Mr. Aitken (the Company's Chairman of the Board and Chief Executive Officer) options under the Option Plan to purchase 500 shares of common stock at an exercise price of $11.375 per share. Such options were repriced on August 13, 1997 to an exercise price of $7.25 per share which represented the fair value at that date.

      In connection with the initial public offering, the Company issued warrants to purchase 1,600 common shares. The warrants were exercisable at $6.294 (reduced from $6.50 in accordance with an anti-dilution clause in the agreement) per share and expired on December 8, 1997. During 1994, the Company repurchased 500 of the public warrants, 250 for $1.25 per warrant and 250 at $1.3125 per warrant in open market purchases. During the eleven months ended September 30, 1997, 7 warrants were exercised for $44 and prior to their expiration an additional 960 warrants were exercised for an aggregate of $6,041 in fiscal 1998.

10.   COMMITMENTS AND CONTINGENCIES:

      The Company has employment agreements with certain of its executive officers and management personnel which provide for minimum aggregate annual compensation of $491 in fiscal 1998. The contracts expire between December 1998 and August 1999 and contain customary termination and non-compete provisions. One of the contracts, which amounts to $85 of the 1998 minimum aggregate compensation, contains a change in control provision that would entitle the individual to up to 2.9 times of his salary then in effect, plus any unpaid bonus and unreimbursed expense upon a change of control of the Company (as defined) or significant change in the responsibilities of such person.

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

      The Company has entered into various operating lease agreements for office space and equipment. One of these leases provides for renewal options extending to the year 2005.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Future minimum non-cancelable lease payments at September 30, 1998 are as follows:

                       1999                       $ 1,865
                       2000                         1,731
                       2001                         1,579
                       2002                         1,242
                       2003                           889
                       Thereafter                   3,363
                                                  -------
                                                  $10,669
                                                  =======

      Total rental expense for the year ended September 30, 1998, eleven months ended September 30, 1997 and the year ended October 31, 1996 amounted to $2,320, $1,848 and $1,645, respectively.

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Payables (Note 6). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has stipulated to extend the defendants' time to respond to this suit until December 21, 1998.

      The Company was served with a complaint (the "Complaint") on February 12, 1998, in an action (the "Action") entitled Primary Health Services, Inc., Chuck Davis and Gregory Gaiser v. Transworld Acquisition Corp., Transworld Healthcare, Inc., The PromptCare Companies, Inc. and Hyperion Partners II LP, Index No. 606/95/97, Supreme Court of the State of New York, County of New York. The Action commenced on December 4, 1997, with the filing of a Summons with Notice of Complaint against the Company, Transworld Acquisition Corp. ("Acquisition") and Hyperion Partners L.P. The complaint contained, among other claims, a claim of breach of contract against the Company, Acquisition and The PromptCare Companies, Inc. for breach of an asset purchase agreement among Acquisition and the plaintiffs, breach of a management agreement against the Company, interference with prospective business relations and fraud. The Action sought compensatory damages of $3,275 and punitive damages of $5,000. On July 6, 1998, the Company settled the lawsuit for payment of $93 in exchange for a full release of all claims from the plaintiffs and the action has been dismissed with prejudice.

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

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

      In addition to the above allegations, during the normal course of business the Company continues to carefully monitor and review its submission of Medicare, Medicaid and all other claims for reimbursement. The Company believes that it is substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, results of operations or cash flows.

      Effective October 1, 1997, HMI became a wholly-owned subsidiary of the Company.

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

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Seidman, LLP was HMI's auditor at the time those filings were made. A stipulation providing for the discontinuation of this action with prejudice was entered into between the parties on November 24, 1997.

      HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc.,
      W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendants' motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. A stipulation was filed on November 23, 1998, extending defendants' time to serve and file their answer to this action until December 18, 1998.

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The plaintiffs filed a response to this motion on November 6, 1998. The defendants' reply brief is due on December 16, 1998.

      Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte
      v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgement seeking advancements of fees in the amount of $824; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys has demanded advancement of legal fees

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      and expenses in the amount of $150.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

11.   OPERATIONS BY GEOGRAPHIC AREAS:

      The following table presents certain financial information by geographic areas of operations for the year ended September 30, 1998 and eleven months ended September 30, 1997. Prior to fiscal 1997 the Company did not operate outside the U.S.

                                                YEAR ENDED SEPTEMBER 30, 1998
                                          ------------------------------------------
                                            U.S.             U.K.            TOTAL
                                          --------         --------         --------
Revenues                                  $ 69,630         $ 85,679         $155,309
                                          ========         ========         ========
Operating profit (Note 7)                 $  6,237         $  6,986         $ 13,223
                                          ========         ========
General corporate expenses                                                    (4,575)
                                                                            --------
Operating income                                                               8,648
Interest expense, net                                                         (5,651)
                                                                            --------
Income before income taxes                                                  $  2,997
                                                                            ========
Identifiable assets, September 30, 1998   $ 47,740         $115,442         $163,182
                                          ========         ========
Corporate assets                                                              17,596
                                                                            --------
Total assets at September 30, 1998                                          $180,778
                                                                            ========

                                            ELEVEN MONTHS ENDED SEPTEMBER 30, 1997
                                          ------------------------------------------
                                            U.S.             U.K.            TOTAL
                                          --------         --------         --------
Revenues                                  $ 73,597         $ 19,847         $ 93,444
                                          ========         ========         ========
Operating (loss) profit (Note 7)          $(12,790)        $  1,775         $(11,015)
                                          ========         ========
General corporate expenses                                                   (24,385)
                                                                            --------
Operating loss                                                               (35,400)
Interest expense, net                                                         (2,413)
                                                                            --------
(Loss) before income taxes                                                  $(37,813)
                                                                            ========
Identifiable assets, September 30, 1997   $ 51,585         $108,325         $159,910
                                          ========         ========
Advances to and investments in HMI                                            22,367
Corporate assets                                                              19,004
                                                                            --------
Total assets at September 30, 1997                                          $201,281
                                                                            ========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   PROFIT SHARING PLAN:

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

      The Company may make an additional contribution at its discretion which had been and will be in the form of its common stock through December 31, 1998 and will be in cash thereafter. The Company's contributions to the plan were $27, $54 and $8 for the year ended December 31, 1997, 1996 and 1995 respectively.

      In addition to the U.S. plan described above, the Company also sponsors personal pension plans at selected UK subsidiaries. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws.

      The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $43 for the year ended September 30, 1998 and $8 for the eleven months ended September 30, 1997.

TRANSWORLD HEALTHCARE, INC.
QUARTERLY FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

      The following table presents the comparative quarterly results for the year ended September 30, 1998 and the eleven months ended September 30, 1997:

      1998 quarter ended                     December 31,      March 31,     June 30,      September 30,      Total
      ------------------                     ------------      ---------     --------      -------------      -----
Total revenues                                   $ 37,805       $ 37,323     $ 39,861           $ 40,320     $155,309
                                                 ========       ========     ========           ========     ========
Gross profit                                     $ 14,279       $ 13,225     $ 15,078           $ 15,535     $ 58,117
                                                 ========       ========     ========           ========     ========
Net income (loss)                                $    347       $   (595)    $    271           $  1,130     $  1,153
                                                 ========       ========     ========           ========     ========
Basic net income (loss) per share of
      common stock (1)                           $   0.02       $  (0.03)    $   0.02           $   0.06     $   0.07
                                                 ========       ========     ========           ========     ========
Diluted net income (loss) per share of
      common stock (1)                           $   0.02       $  (0.03)    $   0.02           $   0.06     $   0.07
                                                 ========       ========     ========           ========     ========

      1997 quarter ended                      January 31,      April 30,     July 31,      September 30,      Total
      ------------------                      -----------      ---------     --------      -------------      -----
Total revenues                                   $ 20,297       $ 20,669     $ 23,439           $ 29,039     $ 93,444
                                                 ========       ========     ========           ========     ========
Gross profit                                     $ 10,808       $ 10,419     $ 10,865           $  9,965     $ 42,057
                                                 ========       ========     ========           ========     ========
Net income (loss)                                $  1,123       $    233     $(30,387)          $ (3,704)    $(32,735)
                                                 ========       ========     ========           ========     ========
Basic net income (loss) per
   share of common stock(1)(2)                   $   0.11       $   0.02     $  (1.97)          $  (0.24)    $  (2.56)
                                                 ========       ========     ========           ========     ========
Diluted net income (loss)
   per share of common stock (1)(2)              $   0.10       $   0.02     $  (1.97)          $  (0.24)    $  (2.56)
                                                 ========       ========     ========           ========     ========

(1) The sum of the per share amounts for the quarters does not necessarily equal that of the year because computations are made independently.

(2) Weighted average shares have been restated for the quarter ended September 30, 1997 to reflect the provisions of SFAS No. 128. There was no effect on earnings per share.

TRANSWORLD HEALTHCARE, INC.
(IN THOUSANDS)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        Column A           Column B          Column C          Column D     Column E
------------------------ ------------ ---------------------- ------------ ------------
                                       Additions Charged to
                                      ----------------------
                          Balance at                                       Balance at
                          Beginning    Cost and     Other                    End of
       Description        of Period    Expenses    Accounts   Deductions     Period
------------------------ ------------ ----------  ---------- ------------ ------------
Allowance for doubtful
accounts:

   Year ended              $11,909    $  8,318    $  23(B)    $4,883(A)      $15,367
     September 30, 1998

   Eleven months ended       5,471      13,071      155(B)     6,788(A)       11,909
     September 30, 1997

   Year ended                5,137       6,394       70(B)     6,130(A)        5,471
     October 31, 1996

(A) Doubtful accounts written off, net of recoveries, sold and amounts related to acquisitions.

(B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.