Form 10-Q
period 1998-12-31
TRANSWORLD HEALTHCARE INC
filed 1999-02-12
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1998

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

    Class                                   Outstanding at February 1, 1999
 Common Stock                                     17,551,076 Shares

                           Transworld Healthcare, Inc.
                        First Quarter Report On Form 10-Q
                                Table of Contents


                  Part I.                                                                     Page
Item 1.    Financial Statements (Unaudited).............................................       3

                  Condensed Consolidated Balance Sheets
                           December 31, 1998 and September 30, 1998.....................       4
                  Condensed Consolidated Statements of Operations
                           For the Three Months Ended
                           December 31, 1998 and December 31, 1997......................       5
                  Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended
                           December 31, 1998 and December 31, 1997......................       6
                  Notes to Condensed Consolidated Financial
                           Statements...................................................       7

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................      13

                  Part II.

Item 5.   Other Information.............................................................      22

Item 6.    Exhibits and Reports on Form 8-K.............................................      22


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

                                     PART I


Item 1.                    Financial Statements (Unaudited)


                  The financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

                          TRANSWORLD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                               1998             1998
                                                                          --------------   --------------
                                 ASSETS
Current assets:
 Cash and temporary investments                                             $   9,184        $  10,413
 Accounts receivable, less allowance for doubtful accounts of
   $16,017 and $16,437                                                         28,296           28,544
 Inventories                                                                    5,184            4,188
 Deferred income taxes                                                          6,732            6,732
 Prepaid expenses and other current assets                                      9,445            8,061
                                                                            ---------        ---------
    Total current assets                                                       58,841           57,938

Property & equipment, net                                                      10,050            9,888
Intangible assets, net of accumulated amortization of $7,168
 and $6,408                                                                   103,596          105,784
Deferred income taxes                                                           3,483            3,483
Other assets                                                                    2,410            2,615
                                                                            ---------        ---------
    Total assets                                                            $ 178,380        $ 179,708
                                                                            =========        =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt, including obligations under
   capital leases                                                           $      24        $      40
 Accounts payable                                                               4,437            2,728
 Accrued expenses                                                              12,278           12,901
 Income taxes payable                                                           2,988            3,022
 Acquisitions payable                                                                               99
                                                                            ---------        ---------
    Total current liabilities                                                  19,727           18,790

Long-term debt, including obligations under capital leases                     57,267           57,307
Deferred income taxes and other                                                 1,696            1,706
                                                                            ---------        ---------
    Total liabilities                                                          78,690           77,803
                                                                            ---------        ---------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; authorized 2,000 shares, issued and outstanding -- none
 Common stock, $.01 par value; authorized 40,000 shares, issued and
   outstanding -- 17,536 shares                                                   175              175
 Additional paid-in capital                                                   125,461          125,461
 Accumulated other comprehensive income                                           727            2,946
 Retained deficit                                                             (26,673)         (26,677)
                                                                            ---------        ---------
    Total stockholders' equity                                                 99,690          101,905
                                                                            ---------        ---------
    Total liabilities and stockholders' equity                              $ 178,380        $ 179,708
                                                                            =========        =========

           See notes to condensed consolidated financial statements.

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                            DECEMBER 31,     DECEMBER 31,
                                                                1998             1997
                                                           --------------   -------------
Revenues:
 Net respiratory, medical equipment and supplies sales        $19,726          $18,307
 Net patient services                                          17,905           16,530
 Net infusion services                                          2,423            2,968
                                                              -------          -------
  Total revenues                                               40,054           37,805
                                                              -------          -------
Cost of revenues:
 Respiratory, medical equipment and supplies sales             10,826           10,256
 Patient services                                              12,465           11,421
 Infusion services                                              1,817            1,849
                                                              -------          -------
  Total cost of revenues                                       25,108           23,526
                                                              -------          -------
  Gross profit                                                 14,946           14,279

Selling, general and administrative expenses                   13,603           12,039
                                                              -------          -------
  Operating income                                              1,343            2,240

Interest income                                                   (69)            (195)
Interest expense                                                1,401            1,741
                                                              -------          -------
  Income before income taxes                                       11              694

Provision for income taxes                                          7              347
                                                              -------          -------
  Net income                                                  $     4          $   347
                                                              =======          =======
Net income per share of common stock:
 Basic                                                        $    --          $   .02
                                                              =======          =======
 Diluted                                                      $    --          $   .02
                                                              =======          =======
Weighted average number of common shares outstanding:
 Basic                                                         17,536           16,628
                                                              -------          -------
 Diluted                                                       17,726           17,130
                                                              =======          =======

            See notes to condensed consolidated financial statements.

                          TRANSWORLD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                                  THREE MONTHS ENDED
                                                                            ------------------------------
                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                 1998             1997
                                                                            --------------   -------------
Cash flows from operating activities:
 Net income .............................................................      $      4        $     347
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization .........................................         1,372            1,272
  Provision for doubtful accounts .......................................         2,027            1,847
  Amortization of debt issuance costs ...................................           264              287
 Changes in assets and liabilities:
  Increase in accounts receivable .......................................        (2,041)          (1,581)
  Increase in inventories ...............................................        (1,033)          (1,094)
  Increase in prepaid expenses and other assets .........................        (1,530)            (723)
  Decrease (increase) in accounts payable and other liabilities .........         1,267           (1,001)
                                                                               ---------       ----------
   Net cash provided by (used in) operating activities ..................           330             (646)
                                                                               ---------       ----------
Cash flows from investing activities:
 Capital expenditures ...................................................          (844)          (1,027)
 Notes receivable -- payments received ..................................            20
 Proceeds from sale of Health Management, Inc.'s assets .................                         24,725
 Advances to and investment in Health Management, Inc. ..................                         (6,319)
 Proceeds from sale of Radamerica .......................................                          1,204
 Payments for acquisitions -- net of cash acquired ......................          (548)            (481)
 Payments on acquisition payable ........................................                            (79)
                                                                               ---------       ----------
  Net cash (used in) provided by investing activities ...................        (1,372)          18,023
                                                                               ---------       ----------
Cash flows from financing activities:
 Payments on revolving loan .............................................                        (23,500)
 Payments on long-term debt .............................................           (56)             (15)
 Stock options and warrants exercised, including tax benefit ............                          6,481
                                                                               ---------       ----------
  Net cash used in financing activities .................................           (56)         (17,034)
                                                                               ---------       ----------
Effect of exchange rate on cash .........................................          (131)             162
                                                                               ---------       ----------
(Decrease) increase in cash .............................................        (1,229)             505

Cash and temporary investments, beginning of period .....................        10,413           10,626
                                                                               ---------       ----------
Cash and temporary investments, end of period ...........................      $  9,184        $  11,131
                                                                               =========       ==========
Supplemental cash flow information:
 Cash paid for interest .................................................      $  1,140        $   1,519
                                                                               =========       ==========
 Cash paid for income taxes, net ........................................      $     12        $   1,414
                                                                               =========       ==========

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

         The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1998. Prior year's financial statements have been reclassified to conform to the current year's presentation.


Note 2:   Earnings Per Share

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. For the three months ended December 31, 1998 and December 31, 1997, the Company had options and warrants to purchase 3,890 and 3,013 shares of common stock, respectively, ranging in price from $4.38 to $12.45 and $8.75 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 2:   Earnings Per Share (cont.)

         The earnings per share calculations for the three months ended December 31, 1998 and 1997, were computed as follows:

                                                                THREE MONTHS ENDED
                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                   ----------------------  ----------------------
Net income                                                         $4                     $347
                                                   ======================  ======================


Weighted average number of shares outstanding                  17,536                   15,557

Weighted average number of shares
   Issuable per agreements                                                               1,071
                                                   ----------------------  ----------------------

Weighted average number of shares
   used in basic calculation                                   17,536                   16,628

Incremental shares, after application of treasury
   stock method, of stock options and warrants                    190                      502
                                                   ----------------------  ----------------------

Weighted average number of shares
   used in diluted calculation                                 17,726                   17,130

                                                   ======================  ======================


Net income per share of common stock:
   Basic                                                            -                    $0.02
                                                   ======================  ======================
   Diluted                                                          -                    $0.02
                                                   ======================  ======================



Note 3: Comprehensive Income

         Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table displays comprehensive income for the three months ended December 31, 1998 and 1997:

                                                    Three Months Ended December 31,
                                                         1998            1997
                                                      -----------     -----------
Net income                                            $        4       $     347
Change in cumulative translation adjustment               (2,219)          2,371
                                                      -----------     -----------
Comprehensive (loss) income                           $   (2,215)      $   2,718
                                                      ===========     ===========

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 4:   Commitments and Contingencies

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of Health Management, Inc.'s ("HMI") trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 19, 1999.

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

Note 4: Commitments and Contingencies (cont.)

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 4: Commitments and Contingencies (cont.)

on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendants' motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. The court has appointed a mediator who is scheduled to meet with the parties on February 22, 1999.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The plaintiffs filed a response to this motion on November 6, 1998. The defendants filed a reply brief on December 23, 1998. Oral argument on the motion is scheduled for April 6, 1999.

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, 1998 HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150.

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

Note 4: Commitments and Contingencies (cont.)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Total revenues increased by $2,249,000 or 5.9% to $40,054,000 for the three months ended December 31, 1998 from $37,805,000 for the three months ended December 31, 1997. This increase was primarily attributable to the Company's United Kingdom (U.K.) nursing ($3,862,000) and respiratory, medical equipment and supplies sales operations ($353,000) (sometimes collectively referred to herein as the "U.K. Operations"). The U.K. Operations increased due primarily to increased billing rates, continued expansion and core business growth. The Company's United States (U.S.) specialty mail-order pharmacy and medical supplies operation also increased ($1,400,000) primarily due to higher diabetic and ostomy sales as a result of an increase in number of patients serviced. This increase reflects the impact of the Balanced Budget Act of 1997 (the "Balanced Budget Act"), which reduced revenue $611,000. These increases were partly offset by a decline in U.S. patient service revenues attributable to the sale in July 1998 of the Company's Transworld Home HealthCare - Nursing Division, Inc. subsidiary ($2,487,000) and lower U.S. infusion and respiratory services revenue due to a decline in the number of patients serviced ($879,000).

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

         Cost of Revenues. Cost of revenues increased by $1,582,000 to $25,108,000 for the three months ended December 31, 1998 from $23,526,000 for the three months ended December 31, 1997. As a percentage of total revenues, cost of revenues increased to 62.7% from 62.2% for the three months ended December 31, 1998 and December 31, 1997, respectively. Cost of revenues as a percentage of revenues increased for infusion services (75.0% for the three months ended December 31, 1998 versus 62.3% for the three months ended
December 31, 1997), increased slightly for patient services (69.6% for the three months ended December 31, 1998 versus 69.1% for the three months ended December 31, 1997) and decreased for respiratory, medical equipment and supplies sales operations (54.9% for the three months ended December 31, 1998 versus 56.0% for the three months ended December 31, 1997). The increase in infusion services is due to an increase in therapies with higher product costs. The decrease in costs as a percentage of revenues for respiratory, medical equipment and supplies sales is principally attributable to effective cost control in the Company's U.K. respiratory, medical equipment and supplies sales operations and U.S. specialty mail-order pharmacy and supplies operations partly offset by the impact of the Balanced Budget Act, which increased cost of revenues for diabetic testing strips and respiratory drugs by 2.2%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,564,000 (13.0%) to $13,603,000 for the three months ended December 31, 1998 from $12,039,000 for the three months ended December 31, 1997. This increase was primarily due to the additional costs incurred for overhead related to sales and collection efforts in the Company's U.S. operations and a higher level of overhead in the U.K. Operations due to its continued expansion.

         Interest Income. Interest income decreased by $126,000 to $69,000 for the three months ended December 31, 1998 from $195,000 for the three months ended December 31, 1997. This decrease was attributable to lower interest income earned on a lower level of funds invested.

         Interest Expense. Interest expense decreased by $340,000 to $1,401,000 for the three months ended December 31, 1998 from $1,741,000 for the three months ended December 31, 1997. This favorable variance was primarily attributable to a lower level of borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") combined with a reduced borrowing rate.

         Provision for Income Taxes. Provision for income taxes as a percentage of income before income taxes was 60% for the three months ended December 31, 1998 compared to 50% for the three months ended December 31, 1997. The increase from the prior year is due to a higher level of non-deductible expenses, primarily amortization of intangible assets. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Income. As a result of the foregoing, the Company produced net income of $4,000 for the three months ended December 31, 1998 compared to net income of $347,000 for the three months ended December 31, 1997.

Liquidity and Capital Resources

         During the three months ended December 31, 1998 the Company generated $330,000 from its operating activities. Cash flow from operating activities, combined with the use of existing cash, funded the following investing activities: $844,000 for capital expenditures and $548,000 for further expansion of the Company's U. K. Operations.

         Healthcare Reimbursement. Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the U.S. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Sales of a large portion of the Company's products depend to a significant extent on the availability of reimbursement to the Company's customers by government and private insurance plans.

         Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetic supplies to existing customers must be administratively verified before shipment and that all doctors orders for diabetic supplies are valid for a period of six months. In addition, the new regulations require that Type I Medicare diabetic customers who test more frequently than three times per day or Type II Medicare diabetic customers who test more frequently than one time per day visit their physician every six months and maintain a thirty day log book for compliance.

         Management believes that the increased administrative burden created by these new regulations has resulted in increased operating expenses at its U.S. specialty pharmacy operations. Management is also evaluating the impact of these new regulations on the timing and quantity of product shipments.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 1998 and September 30, 1998, $28,296,000 (15.9%) and $28,544,000 (15.9%), respectively, of the Company's total assets consisted of accounts receivable all of which are substantially due from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 1998 and September 30, 1998, the Company's average DSOs remained consistent at 64.

         Credit Facility. Loans under the Company's senior secured revolving Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of December 31, 1998 and February 1, 1999, Eurodollar Rate borrowings bore interest at rates of 7.56% to 7.69% and 6.94%, respectively. As of February 1, 1999, the Company had $57,255,000 outstanding under the Credit Facility and the unused portion of the Credit Facility was $31,145,000.

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

         As of December 31, 1998 the Company was in compliance with the covenants and terms of the Credit Facility.

         Year 2000. The Year 2000 computer issue refers to potential conditions in computer programs whereby a two-digit field rather than a four-digit field is used to define the applicable year. Unless corrected, some computer programs may be unable to appropriately function on January 1, 2000 because these programs will read the "00" in the year 2000 as January 1, 1900. If uncorrected, the problem could result in computer system failures or equipment and medical device malfunctions (affecting patient diagnosis and treatment) thereby disrupting the Company's business operations and subjecting the Company to potentially significant legal liabilities.

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

         In addition, the Company relies heavily upon third party payors, including to a large extent governmental payors such as Medicare and Medicaid in the U.S. and the National Health Service in the U.K. for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Although much has been published publicly stating that the government is working to solve its own Year 2000 issues in a timely manner, the Company has received no assurance that their systems and interfaces will be converted timely. Failure of any of the Company's third party payors, especially governmental payors, to solve their Year 2000 issues could have a material adverse effect on the Company's financial condition, cash flows, and results of operations.

         Costs to Address Year 2000 Compliance. As of February 1, 1999 costs incurred for all efforts of the Company's Year 2000 action plan amount to $20,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. The remaining cost of the Year 2000 project is expected to be approximately $139,000 and is based upon the best estimates from the Company's management and the Year 2000 task force. This cost will also be expensed as incurred and be funded by operating cash flows. These estimates as well as anticipated completion dates were derived by consideration of availability of resources, utilizing assumptions and relying upon third party representations. However, there can be no guarantees that these estimates will be achieved and actual results could be materially different.

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

         Litigation. On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of HMI's trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 19, 1999.

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendant's motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. The court has appointed a mediator who is scheduled to meet with the parties on February 22, 1999.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The plaintiffs filed a response to this motion on November 6, 1998. The defendants filed a reply brief on December 23, 1998. Oral argument on the motion is scheduled for April 6, 1999.

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

                                     PART II

Item 5.           Other Information

                  The Company is not in compliance with the $5.00 per share minimum bid price requirement for continued listing on the Nasdaq National Market. While the Company has taken steps to obtain an exception from the Nasdaq National Market from this requirement, there can be no assurance that the Company will receive the requested relief. The Company believes it is eligible for listing on either the American Stock Exchange or the Nasdaq SmallCap Market. The Company is fully exploring all such options in the event that it is determined that the common stock is no longer eligible for listing on the Nasdaq National Market.


Item 6.           Exhibits and Reports on Form 8-K

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


Dated:  February 12, 1999


                                   TRANSWORLD HEALTHCARE, INC.

                                   By: /s/ Wayne A. Palladino
                                       Wayne A. Palladino
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)

                                  EXHIBIT INDEX


Exhibit                                              Description

27                                                   Financial Data Schedule