Form 10-Q
period 1999-03-31
TRANSWORLD HEALTHCARE INC
filed 1999-05-17
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1999

                         Commission File Number 1-11570

         -------------------------------------------------------------

                          Transworld Healthcare, Inc.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      New York                           13-3098275
           -----------------------------              ----------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

                  555 Madison Avenue, New York, New York 10022
      ------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at May 1, 1999
              -----                      --------------------------
          Common Stock                       17,551,076 Shares

                          Transworld Healthcare, Inc.
                       Second Quarter Report On Form 10-Q
                               Table of Contents


               Part I.                                                     Page

Item 1.   Financial Statements (Unaudited)..............................     3

               Condensed Consolidated Balance Sheets
                      March 31, 1999 and September 30, 1998.............     4
               Condensed Consolidated Statements of Operations
                      For the Three and Six Months Ended
                      March 31, 1999 and March 31, 1998.................     5
               Condensed Consolidated Statements of Cash Flows
                      For the Six Months Ended
                      March 31, 1999 and March 31, 1998.................     6
               Notes to Condensed Consolidated Financial
                      Statements........................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................    13

               Part II.

Item 3.   Defaults Upon Senior Securities...............................    24

Item 5.   Other Information.............................................    24

Item 6.   Exhibits and Reports on Form 8-K..............................    24


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

                                     PART I

Item 1.  Financial Statements (Unaudited)


         The financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

                                 TRANSWORLD HEALTHCARE, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                                        MARCH 31,            SEPTEMBER 30,
                                                                          1999                   1998
                                                                        ---------            -------------
                                           ASSETS
Current assets:
  Cash and temporary investments                                       $  7,050               $ 10,413
  Accounts receivable, less allowance for doubtful
    accounts of $15,289 and $16,437                                      33,701                 32,223
  Inventories                                                             3,693                  4,188
  Deferred income taxes                                                   6,732                  6,732
  Prepaid expenses and other current assets                               5,911                  4,382
                                                                       --------               --------
         Total current assets                                            57,087                 57,938

Property & equipment, net                                                 9,985                  9,888
Intangible assets, net of accumulated amortization of
    $8,185 and $6,408                                                   101,868                105,784
Deferred income taxes                                                     3,483                  3,483
Other assets                                                              2,229                  2,615
                                                                       --------               --------
         Total assets                                                  $174,652               $179,708
                                                                       ========               ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including obligations
    under capital leases                                               $ 55,772               $     40
  Accounts payable                                                        4,389                  2,728
  Accrued expenses                                                       14,378                 12,901
  Income taxes payable                                                    2,853                  3,022
  Acquisitions payable                                                                              99
                                                                       --------               --------
         Total current liabilities                                       77,392                 18,790

Long-term debt, including obligations under capital leases                   10                 57,307
Deferred income taxes and other                                           1,680                  1,706
                                                                       --------               --------
         Total liabilities                                               79,082                 77,803
                                                                       --------               --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding -
    17,551 and 17,536 shares                                                176                    175
  Additional paid-in capital                                            125,526                125,461
  Accumulated other comprehensive (loss) income                          (2,505)                 2,946
  Retained deficit                                                      (27,627)               (26,677)
                                                                       --------               --------
         Total stockholders' equity                                      95,570                101,905
                                                                       --------               --------
         Total liabilities and stockholders' equity                    $174,652               $179,708
                                                                       ========               ========

                      See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   --------------------------         --------------------------
                                                                    MARCH 31,       MARCH 31,          MARCH 31,       MARCH 31,
                                                                      1999            1998               1999            1998
                                                                   ----------      ----------         ----------      ----------
Revenues:
    Net patient services                                           $ 20,021        $ 17,470           $ 37,926        $ 34,000
    Net respiratory, medical equipment and supplies sales            16,654          17,369             36,380          35,676
    Net infusion services                                             2,276           2,484              4,699           5,452
                                                                   --------        --------           --------        --------
          Total revenues                                             38,951          37,323             79,005          75,128
                                                                   --------        --------           --------        --------
Cost of revenues:
    Patient services                                                 13,541          12,189             26,006          23,610
    Respiratory, medical equipment and supplies sales                 9,808           9,984             20,634          20,240
    Infusion services                                                 1,871           1,925              3,688           3,774
                                                                   --------        --------           --------        --------
          Total cost of revenues                                     25,220          24,098             50,328          47,624
                                                                   --------        --------           --------        --------

          Gross profit                                               13,731          13,225             28,677          27,504

Selling, general and administrative expenses                         13,356          12,471             26,959          24,510
Special charges                                                                         554                                554
                                                                   --------        --------           --------        --------

          Operating income                                              375             200              1,718           2,440

Interest income                                                         (73)           (147)              (142)           (342)
Interest expense                                                      1,328           1,537              2,729           3,278
                                                                   --------        --------           --------        --------

          Loss before income taxes                                     (880)         (1,190)              (869)           (496)

Provision (benefit) for income taxes                                     74            (595)                81            (248)
                                                                   --------        --------           --------        --------

          Net loss                                                 $   (954)       $   (595)          $   (950)       $   (248)
                                                                   ========        ========           ========        ========

Net loss per share of common stock:
    Basic and diluted                                              $   (.05)       $   (.03)          $   (.05)       $   (.01)
                                                                   ========        ========           ========        ========

Weighted average number of common shares outstanding:
    Basic and diluted                                                17,549          17,529             17,543          17,118
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

                                       TRANSWORLD HEALTHCARE, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                        ---------------------------
                                                                        MARCH 31,         MARCH 31,
                                                                          1999              1998
                                                                        ---------         ---------
Cash flows from operating activities:
    Net loss                                                            $  (950)         $   (248)
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                                 2,857             2,588
            Provision for doubtful accounts                               3,710             3,659
            Amortization of debt issuance costs                             556               575
            Payments for debt issuance costs                                (18)              (17)
    Changes in assets and liabilities:
            Increase in accounts receivable                              (5,886)           (6,448)
            Decrease (increase) in inventories                              432               (82)
            Increase in prepaid expenses and other assets                (1,521)             (180)
            Increase in accounts payable and other liabilities            3,519               283
                                                                        -------           -------
                Net cash provided by operating activities                 2,699               130
                                                                        -------           -------

Cash flows from investing activities:
    Capital expenditures                                                 (1,520)           (1,688)
    Proceeds from sale of Health Management, Inc.'s assets                                 30,794
    Advances to and investment in Health Management, Inc.                                  (8,799)
    Proceeds from sale of Radamerica                                                        1,204
    Payments for acquisitions - net of cash acquired                     (2,560)             (480)
    Payments on acquisition payable                                        (132)             (330)
    Other, net                                                               42
                                                                        -------           -------
                Net cash (used in) provided by investing activities      (4,170)           20,701
                                                                        -------           -------

Cash flows from financing activities:
    Payments on revolving loan                                           (1,500)          (24,000)
    Stock options and warrants exercised, including tax benefit              66             6,508
    Other, net                                                              (64)              (50)
                                                                        -------           -------
                Net cash used in financing activities                    (1,498)          (17,542)
                                                                        -------           -------
Effect of exchange rate on cash                                            (394)              241
                                                                        -------           -------
(Decrease) increase in cash                                              (3,363)            3,530

Cash and temporary investments, beginning of period                      10,413            10,626
                                                                        -------          --------
Cash and temporary investments, end of period                           $ 7,050          $ 14,156
                                                                        =======          ========

Supplemental cash flow information:
  Cash paid for interest                                                $ 2,090          $  2,811
                                                                        =======          ========
  Cash paid (refunded) for income taxes, net                            $   172          $ (1,164)
                                                                        =======          ========

                      See notes to condensed consolidated financial statements.

                          TRANSWORLD HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

Note 1:  Basis of Presentation

         Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of home health care services and products with operations in the United States and the United Kingdom ("U.K."). The Company provides the following services and products to patients in their homes: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy.


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

Note 2:  Earnings Per Share

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. For the three and six months ended March 31, 1999, the Company had an incremental weighted average of 169 and 179, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the three and six months ended March 31, 1998, the Company had an incremental weighted average of 68 and 536, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. In addition, at March 31, 1999 and March 31, 1998, the Company had options and warrants to purchase 3,816 and 4,023 shares of common stock, respectively, ranging in price from $4.31 to $12.45 and $6.75 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during these periods.

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 2:  Earnings Per Share (cont.)

         The earnings per share calculations for the three and six months ended March 31, 1999 and 1998, were computed as follows:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                   MARCH 31, 1999  MARCH 31, 1998  MARCH 31, 1999  MARCH 31, 1998
                                   --------------  --------------  --------------  --------------
Net loss                                $(954)          $(595)          $(950)          $(248)
                                   ==============  ==============  ==============  ==============
Weighted average number of shares
  outstanding                          17,549          16,370          17,543          15,959

Weighted average number of shares
   issuable per agreements                  -           1,159               -           1,159
                                   --------------  --------------  --------------  --------------
Weighted average number of shares
   used in basic and diluted
   calculation                         17,549          17,529          17,543          17,118
                                   ==============  ==============  ==============  ==============
Net loss per share of common stock:
   Basic and diluted                   $(0.05)         $(0.03)         $(0.05)         $(0.01)
                                   ==============  ==============  ==============  ==============

Note 3: Comprehensive Income

         Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table displays comprehensive income for the three and six months ended March 31, 1999 and 1998:

                                     Three Months Ended     Six Months Ended
                                          March 31,             March 31,
                                     ------------------    ------------------
                                       1999       1998       1999      1998
                                     -------    -------    -------    -------
Net loss                             $  (954)   $  (595)   $  (950)   $  (248)
Change in cumulative translation
adjustment                            (3,232)     1,229     (5,451)     3,600
                                     -------    -------    -------    -------
Comprehensive (loss) income          $(4,186)   $   634    $(6,401)   $ 3,352
                                     =======    =======    =======    =======

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 4:  Debt

         At March 31, 1999, the Company was in technical default of its senior secured revolving credit facility (the "Credit Facility") due to non-compliance with certain financial covenants (debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA). As a result of this default, the Credit Facility was classified as current at March 31, 1999. The Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company. If alternative financing is unavailable to the Company, the Company will endeavor to obtain any necessary amendments from the required lenders that would waive the defaults described above. If alternative financing is not available and the Company is unable to secure necessary amendments to waive the defaults described above it could have a material adverse effect on the cash flows and financial position of the Company. Excluding any repayment of the Credit Facility, the Company believes it has adequate capital resources to conduct its operations for the next twelve months.

         During the six months ended March 31, 1999, the Company amended the Credit Facility to allow for further expansion of its U.K. operations. In addition, the Company reduced its borrowings under the Credit Facility by $1,500.

Note 5:  Commitments and Contingencies

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of Health Management, Inc.'s ("HMI") trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to May 19, 1999.

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

Note 5: Commitments and Contingencies (cont.)

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 5: Commitments and Contingencies (cont.)

Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company is being sued as an alleged control person of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendants' motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. Following mediation, a memorandum of understanding, dated March 16, 1999, setting forth the terms of the settlement of this action, was executed by the plaintiffs, the Company, W. James Nicol, Paul S. Jurewicz and James Mieszala, HMI and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). The action will continue as to BDO Seidman LLP. The total settlement amount is $2,375. It has been agreed that $275 of the settlement amount will be paid directly by the Company, with the remainder to be covered by National and the Company's directors' and officers' insurance policy carrier. The terms of the proposed settlement is subject to court approval.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The

                          TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                     (In thousands, except per share data)
                                  (Unaudited)

Note 5: Commitments and Contingencies (cont.)

plaintiffs filed a response to this motion on November 6, 1998. The defendants filed a reply brief on December 23, 1998. Oral argument on the motion occurred on April 6, 1999 and, to date, the court has not issued a decision.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         Revenues. Total revenues increased by $1,628,000 or 4.4% to $38,951,000 for the three months ended March 31, 1999 from $37,323,000 for the three months ended March 31, 1998. This increase was primarily attributable to the Company's United Kingdom (U.K.) nursing operations ($4,981,000) and respiratory, medical equipment and supplies sales operations ($191,000) (sometimes collectively referred to herein as the "U.K. Operations"). The favorable variance from the U.K. Operations was principally the result of continued expansion, increased billing rates and core business growth. Partly offsetting the increase from the U.K. Operations was the loss of patient service revenue attributable to the sale in July 1998 of the Company's Transworld Home HealthCare - Nursing Division, Inc. ("TNI") subsidiary ($2,430,000). In addition, declines in revenue were experienced by both the U.S. respiratory, medical equipment and supplies sales operations ($906,000) and infusion services ($208,000) which were primarily attributable to a reduction in the number of patients serviced.

         Cost of Revenues. Cost of revenues increased by $1,122,000 to $25,220,000 for the three months ended March 31, 1999 from $24,098,000 for the three months ended March 31, 1998. As a percentage of total revenues, cost of revenues for the three months ended March 31, 1999 remained relatively flat at 64.7% in comparison to 64.6% for the three months ended March 31, 1998. Cost of revenues as a percentage of revenues increased for infusion services (82.2% for the three months ended March 31, 1999 versus 77.5% for the prior period), increased slightly for respiratory, medical equipment and supplies sales operations (58.9% for the three months ended March 31, 1999 versus 57.5% for the prior period) and decreased for patient services (67.6% for the three months ended March 31, 1999 versus 69.8% in the prior period). The increase in infusion services is due to an increase in therapies with higher product costs. The decline in patient services primarily results from the sale of TNI.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $885,000 or 7.1% to $13,356,000 for the three months ended March 31, 1999 from $12,471,000 for the three months ended March 31, 1998. This increase was primarily due to the additional costs incurred for overhead related to sales and collection efforts in the Company's U.S. operations and a higher level of overhead in the U.K. Operations due to its continued expansion. These increases were partly offset by the sale of TNI.

         Special Charges. During the three months ended March 31, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

         Interest Income. Interest income decreased by $74,000 to $73,000 for the three months ended March 31, 1999 from $147,000 for the three months ended March 31, 1998. This decrease was attributable to lower interest income earned on a lower level of funds invested.

         Interest Expense. Interest expense decreased by $209,000 to $1,328,000 for the three months ended March 31, 1999 from $1,537,000 for the three months ended March 31, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") combined with a reduced borrowing rate.

         Provision (Benefit) for Income Taxes. The Company recorded a provision for income taxes amounting to $74,000 for the three months ended March 31, 1999 in comparison to a benefit of $595,000 in the comparable prior period. The change from the prior year is attributable to non-deductible expenses, primarily amortization of intangibles. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Loss. As a result of the foregoing, the Company incurred a net loss of $954,000 for the three months ended March 31, 1999 compared to net loss of $595,000 for the three months ended March 31, 1998.

    SIX MONTHS ENDED MARCH 31, 1999 VS. SIX MONTHS ENDED MARCH 31, 1998

         Revenues. Total revenues increased by $3,877,000 or 5.2% to $79,005,000 for the six months ended March 31, 1999 from $75,128,000 for the six months ended March 31, 1998. This increase was primarily attributable to the Company's U.K. Operations, specifically, nursing ($8,843,000) and respiratory, medical equipment and supplies sales ($544,000). The U.K. Operations increased principally due to continued expansion, increased billing rates and core business growth. In addition, the Company's U.S. respiratory, medical equipment and supplies sales operations displayed a slight revenue increase ($160,000) resulting from higher ostomy and respiratory sales due to a higher level of patients serviced within the Company's specialty mail-order pharmacy operation. This increase reflects the incremental impact of the Balanced Budget Act of 1997 ("the Balanced Budget Act"), which reduced revenue $529,000. These increases were partly offset by the loss of U.S. patient service revenues attributable to the sale of TNI ($4,917,000) and lower U.S. infusion services revenue due to a decline in the number of patients serviced ($753,000).

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

         Cost of Revenues. Cost of revenues increased by $2,704,000 to $50,328,000 for the six months ended March 31, 1999 from $47,624,000 for the six months ended March 31, 1998. As a percentage of total revenues, cost of revenues for the six months ended March 31, 1999 remained relatively flat at 63.7% in comparison to 63.4% for the six months ended March 31, 1998. Cost of revenues as a percentage of revenues increased for infusion services (78.5% for the six months ended March 31, 1999 versus 69.2% for the six months ended March 31, 1998), remained flat at 56.7% for respiratory, medical equipment and supplies sales operations and declined slightly for patient services (68.6% for the six months ended March 31, 1999 versus 69.4% for the six months ended March 31, 1998). The increase in infusion services is due to an increase in therapies with higher product costs. Effective cost control in the Company's U.K. respiratory, medical equipment and supplies sales operations were offset in the Company's U.S. specialty mail-order pharmacy and supplies operations due to the impact of the Balanced Budget Act, which increased cost of revenues as a percentage of revenues for diabetic testing strips and respiratory drugs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,449,000 or 10.0% to $26,959,000 for the six months ended March 31, 1999 from $24,510,000 for the six months ended March 31, 1998. This increase was primarily due to the additional costs incurred for overhead related to sales and collection efforts in the Company's U.S. operations and a higher level of overhead in the U.K. Operations due to its continued expansion. These increases were partly offset by the sale of TNI.

         Special Charges. During the six months ended March 31, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

         Interest Income. Interest income decreased by $200,000 to $142,000 for the six months ended March 31, 1999 from $342,000 for the six months ended March 31, 1998. This decrease was attributable to lower interest income earned on a lower level of funds invested.

         Interest Expense. Interest expense decreased by $549,000 to $2,729,000 for the six months ended March 31, 1999 from $3,278,000 for the six months ended March 31, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's Credit Facility combined with a reduced borrowing rate.

        Provision (Benefit) for Income Taxes. The Company recorded a provision for income taxes amounting to $81,000 for the six months ended March 31, 1999 in comparison to a benefit of $248,000 in the comparable prior period. The change from the prior year is attributable to non-deductible expenses, primarily amortization of intangible assets. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         Net Loss. As a result of the foregoing, the Company incurred a net loss of $950,000 for the six months ended March 31, 1999 compared to net loss of $248,000 for the six months ended March 31, 1998.

Liquidity and Capital Resources

         During the six months ended March 31, 1999 the Company generated $2,699,000 from its operating activities. Cash flow from operating activities, combined with the use of existing cash, funded a $1,500,000 payment to further reduce the Company's Credit Facility and the following investing activities:
$2,692,000 for further expansion of the Company's U. K. Operations and $1,520,000 for capital expenditures.

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

         Management believes that the increased administrative burden created by these new regulations has resulted in increased operating expenses at its U.S. specialty mail-order pharmacy operations. Management is also evaluating the impact of these new regulations on the timing and quantity of product shipments.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 1999 and September 30, 1998, $33,701,000 (19.3%) and $32,223,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 1999 and September 30, 1998, the Company's average DSOs were 78 and 72, respectively.

         Credit Facility. Loans under the Company's senior secured revolving Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of March 31, 1999 and May 1, 1999, Eurodollar Rate borrowings bore interest at a rate of 6.9375%. During the six months ended March 31, 1999, the Company reduced its borrowings under the Credit Facility by $1,500,000 and amended the Credit Facility to allow for further expansions of its U.K. Operations. As of May 1, 1999, the Company had $55,755,000 outstanding under the Credit Facility and the unused portion of the Credit Facility was $28,645,000. Additional loans to the Company will require the approval of the required lenders ("Agent Bank") in accordance with the terms of the Credit Facility.

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

         As of March 31, 1999 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (debt to EBITDA and minimum EBITDA). As a result of this default the Credit Facility has been reclassified as current as of March 31, 1999. The Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company. If alternative financing is unavailable to the Company, the Company will endeavor to obtain any necessary amendments from the Agent Bank that would waive the defaults described above. If alternative financing is not available and the Company is unable to secure necessary amendments to waive the defaults described above it could have a material adverse effect on the cash flows and financial position of the Company. Excluding any repayment of the Credit Facility, the Company believes it has adequate capital resources to conduct its operations for the next twelve months.

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

         Company's State of Readiness. The information technology ("IT") and IT infrastructure portions of the Company's Year 2000 project, address the inventory, assessment, necessary corrective actions, testing and implementation of external vendor products, mission critical third-party software and internally developed software. In that regard, the Company believes it has identified (in both the U.S. and the U.K.), the various software applications that may be potentially impacted. The Company's assessment of all IT related components is substantially complete and the Company anticipates, in most respects, remediation of external vendor products, mission critical third-party software and internally developed software to be completed by June 30, 1999. The Company believes that by September 30, 1999, implementation and testing of all remediation will be completed.

         With respect to the non-IT portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct or replace (where necessary) impacted mission critical as well as non-mission critical vendor and supplier products (including but not limited to drugs, medical supplies and specialty mail-order pharmaceutical products), medical equipment, telephone systems, postage machines and other related equipment with Year 2000 risk. These types of supplies and equipment play a vital role in the day to day operations of the Company. The Company is in the process (in both the U.S. and the U.K.) of contacting vendors and suppliers, analyzing and acting upon information provided to replace or otherwise amend any devices or equipment that pose a Year 2000 impact. The Company is prioritizing its non-IT efforts by allocating resources to equipment and medical devices that will have a direct impact on patient safety and health with a goal of minimizing and/or eliminating the associated risks. The Company recognizes, to a certain degree, that it is relying upon information that is being provided by equipment and medical device manufacturers regarding the Year 2000 status of their respective products. While the Company is attempting to evaluate information provided by its present vendors and suppliers, there can be no assurance that in all instances accurate information is being provided. The Company's assessment of potentially non-IT affected components is substantially complete and the Company anticipates completing, in most respects, any required corrective actions by June

30, 1999. The Company expects that by September 30, 1999 implementation and testing of all remediation will be completed.

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

         In addition, the Company relies heavily upon third-party payors, including to a large extent governmental payors such as Medicare and Medicaid in the U.S. and the National Health Service in the U.K. for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Although much has been published publicly stating that the government is working to solve its own Year 2000 issues in a timely manner, the Company has received no assurance that their systems and interfaces will be converted timely. Failure of any of the Company's third-party payors, especially governmental payors, to solve their Year 2000 issues could have a material adverse effect on the Company's financial condition, cash flows, and results of operations.

         Costs to Address Year 2000 Compliance. As of May 1, 1999 costs incurred for all efforts of the Company's Year 2000 action plan amount to $23,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. The remaining cost of the Year 2000 project is expected to be approximately $165,000 and is based upon the best estimates from the Company's management and the Year 2000 task force. This cost will also be expensed as incurred and be funded by operating cash flows. These estimates as well as anticipated completion dates were derived by consideration of availability of resources, utilizing assumptions and relying upon third party representations. However, there can be no assurances that these estimates will be achieved and actual results could be materially different.

         The Company's Contingency Plans. Each operating subsidiary (both in the U.S. and the U.K.) has been asked to develop a contingency plan to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The respective subsidiaries are in the process of defining these plans and will make them more comprehensive, as additional information becomes available through testing and external sources.

         There can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. In addition, the Company has no assurance that third-party payors and vendors will have the ability to identify and solve all or substantially all their Year 2000 issues. Therefore, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's financial position, cash flows and results of operations.

         Litigation. On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of HMI's trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to May 19, 1999.

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company is being sued as an alleged control person of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendant's motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. Following mediation, a memorandum of understanding, dated March 16, 1999, setting forth the terms of the settlement of this action, was executed by the plaintiffs, the Company, W. James Nicol, Paul S. Jurewicz and James Mieszala, HMI and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). The action will continue as to BDO Seidman LLP. The total settlement amount is $2,375,000. It has been agreed that $275,000 of the settlement amount will be paid directly by the Company, with the remainder to be covered by National and the Company's directors' and officers' insurance policy carrier. The terms of the proposed settlement is subject to court approval.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. The suit alleges that the Company, as majority shareholder of HMI, and the then-directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for allegedly inadequate consideration. The suit seeks an accounting, damages, attorney's fees and other expenses, all in unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The plaintiffs filed a response to this motion on November 6, 1998. The defendants filed a reply brief on December 23, 1998. Oral argument on the motion occurred on April 6, 1999 and, to date, the court has not issued a decision.

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

                                    PART II

Item 3.  Defaults Upon Senior Securities

         At March 31, 1999, the Company was in technical default of its Credit Facility due to non-compliance with certain financial covenants. As a result of this default, the Credit Facility was classified as current at March 31, 1999. The Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company. If alternative financing is unavailable to the Company, the Company will endeavor to obtain any necessary amendments from the required lenders that would waive the defaults described above.

Item 5.  Other Information

         Effective as of the close of business on April 29, 1999, the Company ceased listing its common stock on the Nasdaq National Market as a result of not meeting the $5.00 per share minimum bid price requirement. Effective April 30, 1999, the Company's common stock began trading on the American Stock Exchange (symbol TWH).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             10.1 Fourteenth Amendment to Credit Agreement dated as of January 8, 1999 between the Company and Bankers Trust Company

             10.2   Fifteenth Amendment to Credit Agreement dated as of
                    March 1, 1999 between the Company and Bankers Trust Company

             27     Financial Data Schedule

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 17, 1999


                                  TRANSWORLD HEALTHCARE, INC.

                                  By: /s/ Wayne A. Palladino
                                     ------------------------------------------
                                      Wayne A. Palladino
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer and
                                      Duly Authorized to Sign on Behalf of
                                      Registrant)

                                 EXHIBIT INDEX


Exhibit                           Description

 10.1 Fourteenth Amendment to Credit Agreement dated as of January 8, 1999 between the Company and Bankers Trust Company

 10.2 Fifteenth Amendment to Credit Agreement dated as of March 1, 1999 between the Company and Bankers Trust Company

 27      Financial Data Schedule