Form 10-Q
period 1999-06-30
TRANSWORLD HEALTHCARE INC
filed 1999-08-13
CIK 890634

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999

                         Commission File Number 1-11570
          -------------------------------------------------------------

                           Transworld Healthcare, Inc.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                     13-3098275
      ------------------                              --------------
(State or other jurisdiction of                       (I.R.S  Employer
 incorporation or organization                       Identification No.)

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

                                    YES X  NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                       Outstanding at August 1, 1999
------------                                   -----------------------------
Common Stock                                          17,551,076 Shares

                           Transworld Healthcare, Inc.
                        Third Quarter Report On Form 10-Q
                                Table of Contents


                  Part I.                                                  Page

Item 1.  Financial Statements (Unaudited)..................................    3

             Condensed Consolidated Balance Sheets
                  June 30, 1999 and September 30, 1998.....................    4
             Condensed Consolidated Statements of Operations
                  For the Three and Nine Months Ended
                  June 30, 1999 and June 30, 1998..........................    5
             Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended
                  June 30, 1999 and June 30, 1998..........................    6
             Notes to Condensed Consolidated Financial
                  Statements...............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   15

                  Part II.

Item 3.  Defaults Upon Senior Securities...................................   27

Item 6.  Exhibits and Reports on Form 8-K..................................   27


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

                                     PART I


Item 1.  Financial Statements (Unaudited)


         The financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

                           TRANSWORLD HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           JUNE 30,        SEPTEMBER 30,
                                                                             1999               1998
                                                                         ------------     ---------------
                            ASSETS

Current assets:
  Cash and temporary investments                                           $  6,565           $ 10,413
  Accounts receivable, less allowance for doubtful
    accounts of $18,367 and $16,437                                          30,679             32,223
  Inventories                                                                 3,099              4,188
  Deferred income taxes                                                       7,420              6,732
  Prepaid expenses and other current assets                                   5,254              4,382
                                                                           --------           --------

      Total current assets                                                   53,017             57,938

Property & equipment, net                                                     9,720              9,888
Intangible assets, net of accumulated amortization of
    $9,173 and $6,408                                                        99,477            105,784
Deferred income taxes                                                         6,078              3,483
Other assets                                                                  2,305              2,615
                                                                           --------           --------

      Total assets                                                         $170,597           $179,708
                                                                           ========           ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt, including obligations
    under capital leases                                                   $ 55,767           $     40
  Accounts payable                                                            5,067              2,728
  Accrued expenses                                                           15,654             12,901
  Income taxes payable                                                        3,727              3,022
  Acquisitions payable                                                                              99
                                                                           --------           --------
      Total current liabilities                                              80,215             18,790

Long-term debt, including obligations under capital leases                        8             57,307
Deferred income taxes and other                                               1,666              1,706
                                                                           --------           --------
      Total liabilities                                                      81,889             77,803
                                                                           --------           --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding -
    17,551 and 17,536 shares                                                    176                175
  Additional paid-in capital                                                125,526            125,461
  Accumulated other comprehensive (loss) income                              (4,900)             2,946
  Retained deficit                                                          (32,094)           (26,677)
                                                                           --------           --------

      Total stockholders' equity                                             88,708            101,905
                                                                           --------           --------
      Total liabilities and stockholders' equity                           $170,597           $179,708
                                                                           ========           ========

            See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    --------------------------           ---------------------------
                                                                    JUNE 30,          JUNE 30,           JUNE 30,         JUNE 30,
                                                                     1999               1998               1999              1998

Revenues:
    Net patient services                                             $20,419          $17,652           $ 58,345          $ 51,652
    Net respiratory, medical equipment and supplies sales             14,893           19,821             51,273            55,497
    Net infusion services                                              2,222            2,388              6,921             7,840
                                                                     -------          -------           --------          --------
          Total revenues                                              37,534           39,861            116,539           114,989
                                                                     -------          -------           --------          --------

Cost of revenues:
    Patient services                                                  13,827           12,222             39,833            35,832
    Respiratory, medical equipment and supplies sales                  8,652           10,876             29,286            31,116
    Infusion services                                                  1,704            1,685              5,392             5,459
                                                                     -------          -------           --------          --------
          Total cost of revenues                                      24,183           24,783             74,511            72,407
                                                                     -------          -------           --------          --------

          Gross profit                                                13,351           15,078             42,028            42,582

Selling, general and administrative expenses                          16,611           13,152             43,570            37,662
Special charges                                                        2,030                               2,030               554
                                                                     -------          -------           --------          --------

          Operating (loss) income                                     (5,290)           1,926             (3,572)            4,366

Interest income                                                          (49)            (156)              (191)             (498)
Interest expense                                                       1,287            1,540              4,016             4,818
                                                                     -------          -------           --------          --------

          (Loss) income before income taxes                           (6,528)             542             (7,397)               46

(Benefit) provision for income taxes                                  (2,061)             271             (1,980)               23
                                                                     -------          -------           --------          --------

          Net (loss) income                                          $(4,467)         $   271           $ (5,417)         $     23
                                                                     =======          =======           =========         ========
Net (loss) income per share of common stock:
    Basic and diluted                                                $  (.25)         $   .02           $   (.31)         $      -
                                                                     -------          -------           --------          --------

Weighted average number of common shares outstanding:
    Basic                                                             17,551           17,535             17,545            17,257
                                                                     =======          =======           =========         ========
    Diluted                                                           17,551           17,579             17,545            17,796
                                                                     =======          =======           =========         ========




            See notes to condensed consolidated financial statements.

                           TRANSWORLD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                        ----------------------------
                                                                                        JUNE 30,           JUNE 30,
                                                                                          1999               1998
                                                                                        ----------        ----------

Cash flows from operating activities:
    Net (loss) income                                                                   $ (5,417)         $     23
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                                                  5,270             4,613
            Provision for doubtful accounts                                                9,535             5,743
            Deferred income tax                                                           (3,283)
    Changes in assets and liabilities:
            Increase in accounts receivable                                               (9,123)           (8,067)
            Decrease (increase) in inventories                                               994              (526)
            Increase in prepaid expenses and other assets                                 (1,312)           (1,011)
            Increase (decrease) in accounts payable and other liabilities                  6,654            (1,500)
                                                                                        --------          --------
                Net cash provided by (used in) operating activities                        3,318              (725)
                                                                                        --------          --------

Cash flows from investing activities:
    Capital expenditures                                                                  (2,007)           (2,603)
    Payments received from the sale of Health Management, Inc.                                              32,328
    Advances to and investment in Health Management, Inc.                                                  (11,021)
    Proceeds from sale of Radamerica, Inc.                                                                   1,204
    Purchase of subsidiaries and assets - net of cash acquired                            (3,081)             (529)
    Payments on acquisition payable                                                         (131)             (350)
    Other, net                                                                                43
                                                                                        --------          --------

                Net cash (used in) provided by investing activities                       (5,176)           19,029
                                                                                        --------          --------

Cash flows from financing activities:
    Payments on revolving loan                                                            (1,500)          (25,000)
    Payments on long-term debt                                                               (70)              (40)
    Payments for debt issuance costs                                                         (18)              (17)
    Stock options and warrants exercised, including tax benefit                               66             6,512
    Other, net                                                                                                 (19)
                                                                                        --------          --------
                Net cash used in financing activities                                     (1,522)          (18,564)
                                                                                        --------          --------
Effect of exchange rate on cash                                                             (468)              208
                                                                                        --------          --------
Decrease in cash                                                                          (3,848)              (52)

Cash and temporary investments, beginning of period                                       10,413            10,626
                                                                                        --------          --------

Cash and temporary investments, end of period                                           $  6,565          $ 10,574
                                                                                        ========          ========
Supplemental cash flow information:
  Cash paid for interest                                                                $  3,142          $  4,115
                                                                                        ========          ========
  Cash paid for income taxes, net                                                       $    444          $  1,488
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


Note 2:   Earnings Per Share

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 1999, the Company had an incremental weighted average of 118 and 159, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. In addition, at June 30, 1999 and June 30, 1998, the Company had options and warrants to purchase 3,731 and 4,019 shares of common stock, respectively, ranging in price from $4.31 to $12.45 and $6.38 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during these periods.

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 2:   Earnings Per Share (cont.)

         The earnings per share calculations for the three and nine months ended June 30, 1999 and 1998, were computed as follows:

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             JUNE 30, 1999        JUNE 30, 1998       JUNE 30, 1999      JUNE 30, 1998
                                           -------------------  ------------------  ------------------  -----------------

Net (loss) income                                  $(4,467)                 $271            $(5,417)                $23
                                           ===================  ==================  ==================  =================

Weighted average number of shares                   17,551                17,190             17,545              16,369
   outstanding

Weighted average number of shares
   issuable per agreements                               -                   345                  -                 888
                                           -------------------  ------------------  ------------------  -----------------

Weighted average number of shares
   used in basic calculation                        17,551                17,535             17,545              17,257

Incremental shares, after application of
   treasury stock method, of stock
   options and warrants                                  -                    44                  -                 539
                                           -------------------  ------------------  ------------------  -----------------

Weighted average numbers of shares
   used in diluted calculation                      17,551                17,579             17,545              17,796
                                           ===================  ==================  ==================  =================

Net (loss) income per share of common
   stock:
      Basic and diluted                             $(0.25)                 0.02             $(0.31)               $  -
                                           ===================  ==================  ==================  =================




Note 3: Comprehensive Income

         Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table displays comprehensive income for the three and nine months ended June 30, 1999 and 1998:

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                            ------------------------   -----------------------
                               1999         1998          1999        1998
                            ------------ -----------   ----------- -----------
Net loss (income)             $ (4,467)     $  271      $ (5,417)    $    23

Change in cumulative
adjustment                      (2,395)       (371)       (7,846)      3,229
                            ------------ -----------   ----------- -----------
Comprehensive (loss) income   $ (6,862)     $ (100)     $(13,263)    $ 3,252
                            ============ ===========   =========== ===========

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 4: Significant Risk and Uncertainties

         The Company has recorded a net deferred tax asset of $11,989 reflecting the benefit of $33,634 in loss carryforwards, which expire primarily in 2018. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 5:   Debt

         At June 30, 1999, the Company was in technical default of its senior secured revolving credit facility (the "Credit Facility") due to non-compliance with certain financial covenants (debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage and minimum EBITDA). As a result of this default, the Credit Facility was classified as current at June 30, 1999. The Company is in active discussions with the bank group regarding waiver of the existing default, which the bank group has expressed a desire to accommodate.

         In addition, the Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company. If alternative financing is not available and the Company is unable to secure necessary amendments to waive the defaults described above it could have a material adverse effect on the cash flows and financial position of the Company. Excluding any repayment of the Credit Facility, the Company believes it has adequate capital resources to conduct its operations for the next twelve months.

         During the nine months ended June 30, 1999, the Company amended the Credit Facility to allow for further expansion of its U.K. operations. In addition, the Company reduced its borrowings under the Credit Facility by $1,500.

Note 6:   Commitments and Contingencies

         On February 4, 1997, Patient Care Systems, Inc. ("PCS") filed a lawsuit against Dermaquest Surgical Supply, Inc. ("Dermaquest") and Transworld HealthCare, Inc. in the Court of Common Pleas of Chester County, Pennsylvania, for breach of contract, conversion, unjust enrichment and misrepresentation. Subsequently, PCS withdrew all claims except

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 6: Commitments and Contingencies (cont.)

for its breach of contract claim. On April 22, 1997, Dermaquest filed a counterclaim against PCS for breach of contract. The action related to a contract initially entered into between Dermaquest and PCS to market alternating pressure mattresses. A jury trial in this matter began on June 28, 1999. On July 2, 1999, the jury reached their verdict finding in favor of PCS on its breach of contract claim in the amount of $825 and finding in favor of Dermaquest on its breach of contract counterclaim in the amount of $58. Dermaquest and the Company have filed post-trial motions seeking a new trial or a reduction in the verdict from $825 to $168. Under Pennsylvania law, PCS cannot execute on a jury verdict until it is reduced to a judgement. Further, in Pennsylvania, no judgement will be entered on a jury's verdict until the disposition of any post-trial motions. Oral argument on Dermaquest and the Company's post-trial motions is scheduled for October 6, 1999. Management of the Company intends to continue to defend the proceedings vigorously and believes the ultimate outcome will not have a material adverse effect on the Company's results of operations or financial position.

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of Health Management, Inc.'s ("HMI") trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to September 30, 1999.

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

                           TRANSWORLD HEALTHCARE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                      (In thousands, except per share data)
                                   (Unaudited)

Note 6: Commitments and Contingencies (cont.)

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company is being sued as an alleged control person of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendants' motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. Following mediation, a memorandum of understanding, dated March 16, 1999, setting forth the terms of the settlement of this action, was executed by the plaintiffs, and the Company, W. James Nicol, Paul S. Jurewicz and James Mieszala, and HMI (the "HMI Defendants") and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). On June 23, 1999, an Agreement of Partial Settlement was executed that implemented the terms of the memorandum of understanding. The total settlement amount to be paid by the HMI Defendants is $2,375. It has been agreed that $275 of the settlement amount will be paid directly by the Company, with the remainder to be covered by National and the Company's directors' and officers' insurance policy carrier. On July 26, 1999, the plaintiffs and BDO Siedman LLP entered into a preliminary agreement to settle the claims against BDO Siedman LLP for $100. All parties will enter into an amended stipulation of settlement that will be presented to the court. The terms of the proposed settlement is subject to court approval. On July 16, 1999, all parties appeared before the court to discuss the proposed settlement. At that time, the court certified the class of plaintiffs to include all persons or entities who purchased or otherwise acquired the common stock of HMI between April 26, 1996 and March 17, 1997 inclusive, except the defendants and related parties.

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

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, 1998 HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150, and two officers of HMI also have demanded an advancement of an unspecified amount of additional legal fees and expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Total revenues decreased by $2,327,000 or 5.8% to $37,534,000 for the three months ended June 30, 1999 from $39,861,000 for the three months ended June 30, 1998. This decrease was primarily attributable to declines in revenue experienced by the U.S. specialty mail-order pharmacy operation ($4,646,000) and the sale in July 1998 of the Company's Transworld Home Healthcare Nursing Division, Inc. ("TNI") subsidiary ($2,433,000). Partly offsetting the decrease from the U.S. Operations was a favorable variance ($5,200,000) from the Company's United Kingdom (U.K.) nursing operations as a result of continued expansion, increased billing rates and core business growth.

         Cost of Revenues. Cost of revenues decreased by $600,000 to $24,183,000 for the three months ended June 30, 1999 from $24,783,000 for the three months ended June 30, 1998. As a percentage of total revenues, cost of revenues for the three months ended June 30, 1999 increased to 64.4% in comparison to 62.2% for the three months ended June 30, 1998. Cost of revenues as a percentage of revenues increased for infusion services (76.7% for the three months ended June 30, 1999 versus 70.6% for the prior period), increased for respiratory, medical equipment and supplies sales operations (58.1% for the three months ended June 30, 1999 versus 54.9% for the prior period) and decreased for patient services (67.7% for the three months ended June 30, 1999 versus 69.2% in the prior period). The increase in respiratory, medical equipment and sales operations is attributable to patients selecting higher cost products rather than generically equivalent products in the Company's specialty mail-order pharmacy operation. The increase in infusion services is due to an increase in therapies with higher product costs. The decline in patient services resulted primarily from increased billing rates.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,459,000 or 26.3% to $16,611,000 for the three months ended June 30, 1999 from $13,152,000 for the three months ended June 30, 1998. This increase was due to additional bad debt expense ($3,655,000) principally as a result of fully reserving for DermaQuest, Inc.'s accounts receivables based on more current information. In addition, there was higher levels of overhead in the U.K. Operations due to its continued expansion ($1,289,000), offset by reductions of $1,034,000 resulting from a restructuring of the Company's U.S. specialty mail-order pharmacy operations. The sale of TNI also reduced selling, general and administrative expenses by $578,000.

         Special Charges. During the three months ended June 30, 1999, the Company incurred $2,030,000 of special charges primarily as a result of attempted acquisitions and additional legal reserves.

         Operating (Loss) Income. The Company incurred an operating loss of $5,290,000 for the three months ended June 30, 1999 compared to operating income of $1,926,000 for the three months ended June 30, 1998. Excluding the $2,030,000 of special charges and $3,655,000 of additional bad debt expenses, the Company would have recorded operating income of $395,000.

         Interest Income. Interest income decreased by $107,000 to $49,000 for the three months ended June 30, 1999 from $156,000 for the three months ended June 30, 1998. This decrease was attributable to lower interest income earned on a lower level of funds invested.

         Interest Expense. Interest expense decreased by $253,000 to $1,287,000 for the three months ended June 30, 1999 from $1,540,000 for the three months ended June 30, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") combined with a reduced borrowing rate.

         (Benefit)Provision for Income Taxes. The Company recorded a benefit from income taxes amounting to $2,061,000 for the three months ended June 30, 1999 versus a provision of $271,000 in the comparable prior period. The change from the prior year is attributable to the Company being in a taxable income position last year versus a taxable loss position in the current year. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Net Loss (Income). As a result of the foregoing, the Company incurred a net loss of $4,467,000 for the three months ended June 30, 1999 compared to net income of $271,000 for the three months ended June 30, 1998.

    NINE MONTHS ENDED JUNE 30, 1999 VS. NINE MONTHS ENDED JUNE 30, 1998

         Revenues. Total revenues increased by $1,550,000 or 1.3% to $116,539,000 for the nine months ended June 30, 1999 from $114,989,000 for the nine months ended June 30, 1998. This increase was primarily attributable to the Company's U.K. Operations, specifically, nursing ($14,043,000) and respiratory, medical equipment and supplies sales ($264,000). The U.K. Operations increased principally due to continued expansion, increased billing rates and core business growth. These increases were partly offset by decreases in the Company's U.S. respiratory, medical equipment and supplies sales operations ($4,481,000) and infusion services ($919,000) primarily attributable to a reduction in the number of patients serviced and the incremental impact of the Balanced Budget Act of 1997 ("the Balanced Budget Act"), which reduced revenue $611,000. In addition, the increase in revenue was also offset by the sale of TNI ($7,350,000).

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

         Cost of Revenues. Cost of revenues increased by $2,104,000 to $74,511,000 for the nine months ended June 30, 1999 from $72,407,000 for the nine months ended June 30, 1998. As a percentage of total revenues, cost of revenues for the nine months ended June 30, 1999 increased to 63.9% in comparison to 63.0% for the nine months ended June 30, 1998. Cost of revenues as a percentage of revenues increased for infusion services (77.9% for the nine months ended June 30, 1999 versus 69.6% for the nine months ended June 30, 1998) increased for respiratory, medical equipment and supplies sales operations (57.1% for the nine months ended June 30, 1999 versus 56.1% for the nine months ended June 30, 1998) and declined for patient services (68.3% for the nine months ended June 30, 1999 versus 69.4% for the nine months ended June 30,
1998). The increase in infusion services and respiratory, medical equipment and supplies sales operations is due to an increase in therapies and respiratory sales in the U.S. Operations with higher product costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,908,000 or 15.7% to $43,570,000 for the nine months ended June 30, 1999 from $37,662,000 for the nine months ended June 30, 1998. This increase was due to additional bad debt expense ($3,655,000) principally as a result of fully reserving for DermaQuest, Inc.'s accounts receivables based on more current information. In addition, there was higher levels of overhead in the U.K. Operations ($2,865,000) due to its continued expansion and the U.S. specialty mail-order pharmacy operations incurred additional costs for overhead related to sales and collection efforts in the U.S. operations during the first half of fiscal 1999 ($1,942,000). These increases were offset by an overhead reduction program in the specialty mail-order pharmacy operations ($1,297,000). The sale of TNI accounted for an additional cost savings of $1,797,000.

         Special Charges. During the three months ended June 30, 1999, the Company incurred $2,030,000 of special charges primarily as a result of attempted acquisitions and additional legal reserves. During the nine months ended June 30, 1998, the Company incurred $554,000 of special charges primarily relating to costs incurred from its attempted acquisitions of Healthcall Group plc and Apria Healthcare Group, Inc.

         Operating (Loss) Income. The Company incurred an operating loss of $3,572,000 for the nine months ended June 30, 1999 compared to operating income of $4,366,000 for the nine months ended June 30, 1998. Excluding the $2,030,000 of special charges and $3,655,000 of additional bad debt expenses, the Company would have recorded operating income of $2,113,000.

         Interest Income. Interest income decreased by $307,000 to $191,000 for the nine months ended June 30, 1999 from $498,000 for the nine months ended June 30, 1998. This decrease was attributable to lower interest income earned on a lower level of funds invested.

         Interest Expense. Interest expense decreased by $802,000 to $4,016,000 for the nine months ended June 30, 1999 from $4,818,000 for the nine months ended June 30, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's Credit Facility combined with a reduced borrowing rate.

         (Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $1,980,000 for the nine months ended June 30, 1999 versus a tax provision of $23,000 in the comparable prior period. The change from the prior year is attributable to the Company being in a taxable income position last year versus a taxable loss position in the current year. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Net Loss (Income). As a result of the foregoing, the Company incurred a net loss of $5,417,000 for the nine months ended June 30, 1999 compared to net income of $23,000 for the nine months ended June 30, 1998.

Liquidity and Capital Resources

         During the nine months ended June 30, 1999 the Company generated $3,318,000 from its operating activities. Cash flow from operating activities, combined with the use of existing cash, funded a $1,500,000 payment to further reduce the Company's Credit Facility and the following investing activities:
$3,212,000 for further expansion of the Company's U. K. Operations and $2,007,000 for capital expenditures.

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

         Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetic supplies to existing customers must be administratively verified before shipment and that all doctors orders for diabetic supplies are valid for a period of nine months. In addition, the new regulations require that Type I Medicare diabetic customers who test more frequently than three times per day or Type II Medicare diabetic customers who test more frequently than one time per day visit their physician every nine months and maintain a thirty day log book for compliance. Management believes that the increased administrative burden created by these new regulations has resulted in increased operating expenses at its U.S. specialty mail-order pharmacy operations.

         Accounts Receivable. The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 1999 and September 30, 1998, $30,679,000 (18.0%) and $32,223,000 (17.9%), respectively, of the
Company's total assets consisted of accounts receivable. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 1999 and September 30, 1998, the Company's average DSOs were 74 and 72, respectively.

         Credit Facility. Loans under the Company's senior secured revolving Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's subsidiaries. The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate, plus 2%. As of June 30, 1999 and August 1, 1999, Eurodollar Rate borrowings bore interest at rates of 6.94% to 7.06% and 7.19% to 7.25%, respectively. During the nine months ended June 30, 1999, the Company reduced its borrowings under the Credit Facility by $1,500,000 and amended the Credit Facility to allow for further expansions of its U.K. Operations. As of August 1, 1999, the Company had $55,755,000 outstanding under the Credit Facility and the unused portion of the Credit Facility was $23,645,000. Additional loans to the Company will require the approval of the required lenders in accordance with the terms of the Credit Facility.

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

         As of June 30, 1999 the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (debt to EBITDA, interest coverage and minimum EBITDA). As a result of this default the Credit Facility has been reclassified as current as of June 30, 1999. The Company is in active discussions with the bank group regarding waiver of the existing default, which the bank group has expressed its interest in accommodating.

         In addition, the Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company. If alternative financing is not available and the Company is unable to secure necessary amendments to waive the defaults described above it could have a material adverse effect on the cash flows and financial position of the Company. Excluding any repayment of the Credit Facility, the Company believes it has adequate capital resources to conduct its operations for the next twelve months.

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

         Company's State of Readiness. The information technology ("IT") and IT infrastructure portions of the Company's Year 2000 project, address the inventory, assessment, necessary corrective actions, testing and implementation of external vendor products, mission critical third-party software and internally developed software. In that regard, the Company believes it has identified (in both the U.S. and the U.K.), the various software applications that may be potentially impacted. The Company has completed an assessment of all IT related components and the Company anticipates, in most respects, remediation of external vendor products, mission critical third-party software and internally developed software to be completed by September 30, 1999. The Company also believes that by September 30, 1999, implementation and testing of all remediation will be completed.

         With respect to the non-IT portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct or replace (where necessary) impacted mission critical as well as non-mission critical vendor and supplier products (including but not limited to drugs, medical supplies and specialty mail-order pharmaceutical products), medical equipment, telephone systems, postage machines and other related equipment with Year 2000 risk. These types of supplies and equipment play a vital role in the day to day operations of the Company. The Company is in the process (in both the U.S. and the U.K.) of contacting vendors and suppliers, analyzing and acting upon information provided to replace or otherwise amend any devices or equipment that pose a Year 2000 impact. The Company is prioritizing its non-IT efforts by allocating resources to equipment and medical devices that will have a direct impact on patient safety and health with a goal of minimizing and/or eliminating the associated risks. The Company recognizes, to a certain degree, that it is relying upon information that is being provided by equipment and medical device manufacturers regarding the Year 2000 status of their respective products. While the Company is attempting to evaluate information provided by its present vendors and suppliers, there can be no assurance that in all instances accurate information is being provided. The Company has completed an assessment of potentially non-IT affected components and the Company anticipates completing, in most respects, any required corrective actions by September 30, 1999. The Company also expects that by September 30, 1999 implementation and testing of all remediation will be completed.

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

         Costs to Address Year 2000 Compliance. As of August 1, 1999 costs incurred for all efforts of the Company's Year 2000 action plan amount to $159,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. The remaining cost of the Year 2000 project is expected to be approximately $64,000 and is based upon the best estimates from the Company's management and the Year 2000 task force. This cost will also be expensed as incurred and be funded by operating cash flows. These estimates as well as anticipated completion dates were derived by consideration of availability of resources, utilizing assumptions and relying upon third party representations. However, there can be no assurances that these estimates will be achieved and actual results could be materially different.

         The Company's Contingency Plans. Each operating subsidiary (both in the U.S. and the U.K.) has been asked to develop a contingency plan to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The respective subsidiaries are in the process of completing these plans and will make them more comprehensive, as additional information becomes available through testing and external sources.

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

         Litigation. On February 4, 1997, Patient Care Systems, Inc. ("PCS") filed a lawsuit against DermaQuest Surgical Supply, Inc. ("Dermaquest") and Transworld HealthCare, Inc. in the Court of Common Pleas of Chester County, Pennsylvania, for breach of contract, conversion, unjust enrichment and misrepresentation. Subsequently, PCS withdrew all claims except for its breach of contract claim. On April 22, 1997, Dermaquest filed a counterclaim against PCS for breach of contract. The action related to a contract initially entered into between Dermaquest and PCS to market alternating pressure mattresses. A jury trial in this matter began on June 28, 1999. On July 2, 1999, the jury reached their verdict finding in favor of PCS on its breach of contract claim in the amount of $825,000 and finding in favor of Dermaquest on its breach of contract counterclaim in the amount of $58,000. Dermaquest and the Company have filed post-trial motions seeking a new trial or a reduction in the verdict from $825,000 to $168,000. Under Pennsylvania law, PCS cannot execute on a jury verdict until it is reduced to a judgement. Further, in Pennsylvania, no judgement will be entered on a jury's verdict until the disposition of any post-trial motions. Oral argument on Dermaquest and the Company's post-trial motions is scheduled for October 6, 1999. Management of the Company intends to continue to defend the proceedings vigorously and believes the ultimate outcome will not have a material adverse effect on the Company's results of operations or financial position.

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain of HMI's trade payables. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to September 30, 1999.

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

         HMI and certain of its current and former officers have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, arising out of misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company is being sued as an alleged control person of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The action now purports to represent a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. The action seeks unspecified compensatory damages for the harm sustained as a result of the alleged wrongdoing. On November 19, 1997, HMI and the individual defendants filed a motion to dismiss the claims against them for failure to state proper claims for relief. The Company made a similar motion on November 24, 1997. The plaintiffs responded to this motion on February 20, 1998 and the defendants served a reply brief on March 30, 1998. Oral argument on this motion was held on November 13, 1998. The court denied defendant's motion to dismiss on November 13, 1998 and directed the parties to mediate in an attempt to settle the action. Defendants served their answer to the amended complaint on January 13, 1999. Following mediation, a memorandum of understanding, dated March 16, 1999, setting forth the terms of the settlement of this action, was executed by the plaintiffs, and the Company, W. James Nicol, Paul S. Jurewicz and James Mieszala, and HMI (the "HMI Defendants") and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). On June 23, 1999, an Agreement of Partial Settlement was executed that implemented the terms of the memorandum of understanding. The total settlement amount to be paid by the HMI Defendants is $2,375,000. It has been agreed that $275,000 of the settlement amount will be paid directly by the Company, with the remainder to be covered by National and the Company's directors' and officers' insurance policy carrier. On July 26, 1999, the plaintiffs and BDO Siedman LLP entered into a preliminary agreement to settle the claims against BDO Siedman LLP for $100,000. All parties will enter into an amended stipulation of settlement that will be presented to the court. The terms of the proposed settlement is subject to court approval. On July 16, 1999, all parties appeared before the court to discuss the proposed settlement. At that time, the court certified the class of plaintiffs to include all persons or entities who purchased or otherwise acquired the common stock of HMI between April 26, 1996 and March 17, 1997 inclusive, except the defendants and related parties.

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

         Under HMI's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. HMI may be required to make payments in respect thereof in the future. HMI has been named as a defendant in a lawsuit filed on November 25, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Clifford E. Hotte v. Health Management, Inc., CA No. 16060NC. The plaintiff in that action is seeking reimbursement and advancement of legal fees and expenses in the amount of $1,000,000. HMI filed its answer to that suit on December 23, 1997. The plaintiff in the suit subsequently moved for partial summary judgment seeking advancements of fees in the amount of $824,000; the court granted that motion on March 18, 1998, and granted a preliminary injunction directing HMI to make that payment by March 20, 1998. On March 20, 1998 HMI informed the court that it had no unencumbered assets from which to make such a payment. On April 3, 1998, the court appointed a receiver for HMI to determine if HMI is capable of complying with that order. In addition, a former director of HMI through her attorneys had demanded advancement of legal fees and expenses in the amount of $150,000, and two officers of HMI also have demanded an advancement of an unspecified amount of additional legal fees and expenses.

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

                                     PART II

Item 3.  Defaults Upon Senior Securities

         At June 30, 1999, the Company was in technical default of its Credit Facility due to non-compliance with certain financial covenants. The Company is in active discussions with the bank group regarding waiver of the existing default, which the bank group has expressed its interest in accommodating. As a result of this default, the Credit Facility was classified as current at June 30, 1999. The Company is currently seeking alternative financing but there can be no assurance that any such financing will be available to the Company, or if available, will be on terms acceptable to the Company.


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


Dated:  August 13, 1999


                                   TRANSWORLD HEALTHCARE, INC.

                                   By: /s/ Wayne A. Palladino
                                       -----------------------------------------
                                       Wayne A. Palladino
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)

                                  EXHIBIT INDEX


Exhibit                            Description

27                                 Financial Data Schedule