Form 10-K
period 1999-09-30
TRANSWORLD HEALTHCARE INC
filed 2000-01-13
CIK 890634

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1999
                           COMMISSION FILE NO. 1-11570

                                   ----------

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant as of January 3, 2000 was approximately $11,559,655 based on the closing sale price of $1.75 on such date, as reported by the American Stock Exchange.

         The number of shares outstanding of the registrant's Common Stock, as of January 3, 2000, was 17,551,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================

                           TRANSWORLD HEALTHCARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                  For the Fiscal Year Ended September 30, 1999

                                TABLE OF CONTENTS

                                     PART I

Item 1. Business..............................................................1
        General...............................................................1
        Strategy .............................................................2
        U.K. Operations.......................................................2
        U.K. Services and Products............................................2
        Patient Services......................................................3
        Specialty Pharmaceutical and Medical Supplies Operations
          and Respiratory Therapy.............................................3
        U.K. Quality Assurance; Department of Health Licenses.................3
        U.K. Sales and Marketing Activities...................................3
        U.K. Recruiting and Training of Personnel.............................4
        U.K. Third-Party Reimbursement........................................4
        U.K. Suppliers........................................................5
        U.K. Competition......................................................5
        U.K. Patents and Trademarks...........................................5
        U.K. Employees........................................................5
        U.S. Operations.......................................................5
        U.S. Services and Products............................................6
        Mail-Order Operations.................................................6
        Hi-Tech Operations....................................................6
        U.S. Quality Assurance; JCAHO Accreditations..........................7
        U.S. Sales and Marketing Activities...................................7
        U.S. Third-Party Reimbursement........................................7
        U.S. Suppliers........................................................8
        U.S. Competition......................................................8
        U.S. Patents and Trademarks...........................................8
        U.S. Employees........................................................9
        Government Regulation.................................................9
        U.K. Government Regulation............................................9
        U.S. Government Regulation...........................................10
        Insurance............................................................13

Item 2. Properties...........................................................13

Item 3. Legal Proceedings....................................................14
        The Company..........................................................14
        HMI..................................................................14

Item 4. Submission of Matters to a Vote of Security Holders..................16

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................18

Item 6.  Selected Financial Data.............................................19

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................21
         General ............................................................21
         Results of Operations...............................................23
         Year Ended September 30, 1999 vs. Year Ended September 30, 1998.....23
         Year Ended September 30, 1998 vs. Eleven Months Ended
           September 30, 1997................................................25
         Liquidity and Capital Resources.....................................28
         General.............................................................28
         Accounts Receivable.................................................28
         Credit Facility.....................................................29
         Refinancing ........................................................29
         TNI Sale............................................................33
         Acquisition of HMI/Sale to Counsel..................................34
         Year 2000...........................................................34
         Litigation..........................................................36
         Impact of Recent Accounting Standards...............................36
         Inflation...........................................................36

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........36
         Foreign Currency Exchange...........................................36
         Interest Rate Risk..................................................36

Item 8.  Financial Statements and Supplementary Data.........................37

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................38
         Board Committees....................................................40
         Audit Committee.....................................................40
         Compensation Committee..............................................40
         Compliance With Section 16(a) of the Securities
           Exchange Act of 1934..............................................40

Item 11. Executive Compensation..............................................41
         Summary Compensation Table..........................................41
         Aggregate Option Exercises in Fiscal 1999 and 1999
           Fiscal Year-End Option Values.....................................42
         Compensation of Directors...........................................42
         Employment Agreements; Termination of Employment and
           Change-in-Control Arrangements....................................42
         Compensation Committee Interlocks and Insider Participation.........42
         Stock Option Plans..................................................42
         1992 Stock Option Plan..............................................42
         1997 Non-Employee Director Plan.....................................43
         Indemnification.....................................................44

Item 12. Security Ownership of Certain Beneficial Owners and Management......45

Item 13. Certain Relationships and Related Transactions......................46
         Transactions with Principal Shareholders............................46
         Transactions with Directors and Executive Officers..................47

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....49


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

                                     PART I

ITEM 1. BUSINESS.

     GENERAL

     Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. operations ("U.K. Operations"); (ii) U.S. specialty mail-order pharmaceuticals and medical supplies operations ("Mail-Order Operations"); and (iii) U.S. hi-tech operations ("Hi-Tech Operations"). The Company's U.K. Operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Mail-Order Operations provide products to patients in their home nationwide and in Puerto Rico while its Hi-Tech Operations are concentrated in New Jersey and New York.

     The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997. This resulted in an eleven month reporting period ended September 30, 1997 (sometimes referred to herein as the "Eleven Month Period") included in this Annual Report on Form 10-K.

     The Company took a number of significant steps during the fiscal year ended September 30, 1998 and the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and as an integrated national provider of health care products and services in the U.K. These steps included: (i) selling non-core assets such as the Company's Radamerica, Inc. ("Radamerica") business, which provided radiation therapy in the Baltimore, Maryland area and the sale of the assets of the Company's Transworld Home HealthCare - Nursing Division, Inc. ("TNI") operations (the "TNI Sale"), which provided nursing and para-professional services in New Jersey and Florida; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the sale of substantially all of the assets of Health Management, Inc. ("HMI") to Counsel Corporation (the "HMI Asset Sale"); and (iv) terminating the agreements to purchase Kwik Care, Ltd. and VIP Health Services, Inc. (the "VIP Companies"), nursing service companies serving New York City and the surrounding areas. The Company also completed the acquisitions of Omnicare plc ("Omnicare") and Allied Medicare Ltd ("Allied") in July 1997 for an aggregate purchase price of approximately $91,000,000. Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care-giving services to the community and U.K. healthcare institutions with seventy-five locations throughout the U.K.

     The Company's principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and the Company's telephone number at that location is (212) 750-0064.

     STRATEGY

     The Company's strategic focus is to become the leading health care staffing and services company in the U.K. The Company's growth strategy is to take advantage of recent major policy moves by the government funded National Health Service ("NHS") and by private payors seeking to treat a much larger number of patients than in the past and to shorten waiting lists for access to care, as well as the general trend of local government toward outsourcing its home care requirements to private industry.

     It is the Company's intention to focus on internal growth, as well as to acquire additional nursing and other care giving operations to expand and complement its Allied operations. The Company believes that the health care staffing and services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, the Company acquired a total of 17 nursing and carer operations during fiscal 1997, 1998 and 1999 in the U.K.

     The Company believes that valuations for health care staffing and services companies in the U.K. market are significantly more attractive than in the U.S. Therefore, the Company has executed a program to establish its U.K. Operations as a stand-alone entity with its own financing in order to enable it to execute an aggressive expansion program. To that end, on December 20, 1999, the Company's U.K. subsidiaries completed a $124,500,000 refinancing which repaid the Company's existing senior indebtedness of $55,755,000 and provided approximately $46,000,000 for additional acquisitions in the U.K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company believes that by structuring its U.K. Operations in such a manner, it enables the U.K. subsidiaries to raise capital on more favorable terms than may be available currently in the U.S., as well as positions the Company to maximize the value of its ownership interest in the U.K. Operations in the future, whether it be by way of a public offering of the U.K. Operation's shares, through a strategic business combination, or other alternative means.

     In addition, the Company's strategy for its U.S. operations is to expand its Mail-Order Operations through increasing the number of patients serviced, with a primary focus on its respiratory medication and diabetic supply product lines. The Company also seeks to expand its Hi-Tech Operations through marketing its services to physicians, managed care organizations, hospitals, and other referral sources in its market area.

     U.K. OPERATIONS

     U.K. SERVICES AND PRODUCTS

     The Company provides the following services and products in the U.K.: (i) patient services, principally nursing and para-professional services, and (ii) specialty pharmaceutical and medical supplies and respiratory therapy. The Company's U.K. Operations' products and services are provided to patients throughout the U.K.

     During fiscal 1999, the Company derived 67.6% of its revenues from U.K. Operations, with the following contributions by product line: 76.7% of its U.K. revenues from patient services, 19.1% from specialty pharmaceutical and medical supplies and 4.2% from respiratory therapy.

     PATIENT SERVICES.

     The Company offers its U.K. patient services through Allied, a commercially oriented provider of nursing and care staff services to a broad range of clients, particularly NHS trusts, nursing homes, private clients and local authority social services departments. Allied was founded in 1972 as a home nursing service and has expanded through the establishment and acquisition of branch offices throughout the U.K. The branch network has expanded substantially in recent years, through both organic growth and an on-going nursing and care agency acquisition program. Allied is now represented by 75 branches spread across the U.K.

     The Company believes that the demand for most forms of nursing and other health care services is expected to increase during the next twenty years as the U.K. population grows older in line with demographic trends. Consequently, it is anticipated that requirements for temporary nursing services will increase in the future, benefiting Allied.

     SPECIALTY PHARMACEUTICAL AND MEDICAL SUPPLIES OPERATIONS AND RESPIRATORY THERAPY.

     The Company offers its U.K. specialty pharmaceutical and medical supplies and respiratory therapy through the following Omnicare subsidiaries: (i) Amcare Ltd ("Amcare"); (ii) Allied Oxycare Ltd ("Oxycare"); and (iii) Medigas Ltd ("Medigas").

     Specialty Pharmaceutical and Medical Supplies Operations. Amcare supplies ostomy, continence care and wound care products directly to patients at home under a prescription written by the patients' family doctor. Amcare also receives reimbursement and remuneration fees from the U.K. Department of Health for providing dispensing services as defined by the terms of service for contractors to the NHS and the "Drug Tariff" (a booklet listing all current prescribable goods) for prescribable goods. These services are offered throughout the mainland of the U.K.

     Respiratory Therapy. Medigas and its parent Oxycare service patients with chronic respiratory diseases either directly at home or via the community pharmacist. Medigas supplies filled oxygen cylinders to pharmacies for patients at home who require lower volumes of oxygen per day or who may have temporary respiratory conditions. These services are offered throughout the U.K. Oxycare provides oxygen concentrators, which filter room air to provide a 95% oxygen gas, to patients in their homes.

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

     Allied markets its nursing agency service via superintendents and their staff within each of its seventy-five independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity.

     Amcare employs representatives to promote the dispensing and delivery services of the Company in the U.K. and supports this with marketing and managerial staff centrally based for coordination and customer support activities.

     Medigas and Oxycare are marketed directly to the pharmacist for oxygen cylinders and the NHS Supplies for oxygen concentrator services, by a senior manager. In addition to primary sales activity, delivery drivers play a key role as secondary sales staff.

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

     As in many European and U.S. markets, the escalating pressures to reduce the cost of health care has, for some lines of business (prescribed products and services, including cylinder oxygen, concentrators and medical supplies) in the Company's U.K. Operations, resulted in reductions in reimbursement rates. However, the focus towards offering integrated home health care can result in an overall cost saving leading to, the Company believes, substantial sales opportunities for the Company's U.K. Operations.

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

     U.K. THIRD-PARTY REIMBURSEMENT

     For the years ended September 30, 1999 and 1998, the Company's U.K. Operations received approximately 54.0% and 53.8%, respectively of revenues from U.K. governmental payors (primarily the NHS). The remaining 46.0% and 46.2%, respectively of revenues were derived from products and services provided to the private health care sector and other commercial organizations, such as privately owned nursing homes.

     In general, reimbursement is received regularly and reliably from all governmental department payors and this is also the case for most of the remaining customer base. The Company's U.K. Operations generally collects payments from all third-party payors within two months after products are supplied or services are rendered but pays its accounts payable and employees currently.

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

     The Company's U.K. Operations' nursing, medical supplies and respiratory therapy services compete with local, national and international companies. The nursing agency business of Allied is the second largest in the U.K.; however, the leading competitor is approximately four times larger in sales revenue.

     U.K. PATENTS AND TRADEMARKS

     The Company's U.K. Operations own no patents. The Company's U.K. Operations operate under the following trade names: "Allied Medicare Ltd," "Medicare," "Medigas Ltd," "Allied Oxycare Ltd," "Omnicare Ltd," "Transworld Healthcare (UK) Ltd," "Amcare Ltd," "Allied Medicare Services Ltd" and "Allied Medical Nursing Services." The Company does not believe that its business in the U.K. is dependent upon the use of any patent or trademark or similar property.

     U.K. EMPLOYEES

     As of December 31, 1999, the Company's U.K. Operations employed approximately 179 full-time employees and 42 part-time employees.

     In addition, the Company's U.K. Operations maintain registers of approximately 4,020 registered nurses, carers and aides available to staff home and health service nursing arrangements on a temporary basis. The Company considers its relationships with its U.K. employees to be satisfactory.

     U.S. OPERATIONS

     During fiscal 1999, the Company derived 32.4% of its revenues from U.S. operations, with the following contributions by reportable business segments: 73.8% of its U.S. revenues from Mail-Order Operations and 26.2% from Hi-Tech Operations.

     U.S. SERVICES AND PRODUCTS

     MAIL-ORDER OPERATIONS.

     The Company's Mail-Order Operations provide specialty mail-order pharmaceuticals and medical supplies to patients in their home nationwide and in Puerto Rico. The Company operates its Mail-Order Operations in Jacksonville, Florida and Puerto Rico, which specialize in supplying diabetic patients with glucose monitors and test strips, as well as respiratory, diabetic, maintenance and other commonly prescribed medications. The Company also provides ostomy products nationwide. As part of its service to patients, the Company provides direct billing to Medicare, Medicaid and private insurance companies, thereby reducing or eliminating up-front cash outlays for the patient. In addition, the Company provides free routine home delivery, eliminating trips to the pharmacy. The Company believes that its patients elect to receive their prescription drugs and supplies via mail-order primarily because of convenience and the cash savings. During 1997, the Company exited its wound care and orthotic product lines in the continental U.S. As a result of this action, the Company recorded special charges of $12,079,000 for the write-off of goodwill and intangible assets and additional bad debt reserves of $6,060,000 related to the wound care and orthotic product lines. In addition, during fiscal 1999, the remaining accounts receivable associated with the wound care and orthotic product lines were reserved for, as the Company became aware of deterioration in their collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     HI-TECH OPERATIONS.

     The Company's Hi-Tech Operations provide the following services and products in the U.S.: (i) infusion therapy; (ii) respiratory therapy; and (iii) home medical equipment. The Company's Hi-Tech Operations are concentrated in New Jersey and New York. During fiscal 1999, the Company's Hi-Tech Operations derived 70.6% of its revenues from infusion therapy, 22.0% from respiratory therapy and 7.4% from home medical equipment.

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

     U.S. QUALITY ASSURANCE; JCAHO ACCREDITATIONS

     The Company maintains quality assurance policies and procedures and closely monitors operations in order to provide high quality care with respect to the services it offers. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a not-for-profit private organization that has established standards for health care organizations, has granted accreditation status to all of the Company's Hi-Tech Operations. JCAHO does not accredit mail-order pharmacy operations and as such, the Company's U.S. Mail-Order Operations are not eligible for such accreditation. The Company believes that accreditations of its eligible facilities by JCAHO is a prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.

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

     The Company currently employs full-time sales representatives for its Hi-Tech Operations. The Company uses primarily the same sales force to cross-market its products and services. The Company uses full-time and part-time sales employees for its Mail-Order Operations.

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

     U.S. THIRD-PARTY REIMBURSEMENT

     Substantially all of the Company's U.S. revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Like other medical service providers, the Company is subject to lengthy reimbursement delays as a result of third-party payment procedures. The Company generally collects payments from third-party payors within three months after products are supplied or services are rendered, but pays its accounts payable and employees currently.

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

     For the year ended September 30, 1999, 64.5% and 6.9%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. For the year ended September 30, 1998, 60.6% and 12.9%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. The increase in the percentage of revenues directly attributable to Medicare during the year ended September 30, 1999 versus 1998 was primarily the result of a decrease in revenues attributable to the sale of the Company's nursing operations which did not derive any revenue from Medicare.

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

     The Company's Mail-Order and Hi-Tech Operations, compete with numerous local, regional and national companies. The Company believes that there are no dominant competitors in the diabetic and respiratory generic drug market. The Company's primary competition for its mail-order sales of diabetic and respiratory drugs is generated from retail pharmacies.

     U.S. PATENTS AND TRADEMARKS

     The Company owns no patents in the U.S. The Company owns the following service marks in the U.S.: "Steri-Pharm," "Transworld Nurses, Inc.," "Advocate Home Care" and "Respiflow." The Company does not believe that its business is dependent upon the use of any patent or trademark or similar property.

     U.S. EMPLOYEES

     As of December 31, 1999, the Company had approximately 279 full-time employees and approximately 44 part-time employees in the U.S. The Company considers its relationship with its U.S. employees to be satisfactory.

     GOVERNMENT REGULATION

     U.K. GOVERNMENT REGULATION.

     General. The Company's U.K. Operations are subject to regulations by the government of the U.K. via acts of Parliament related to health care provision. These acts generally fall under the Department of Health and relate to services provided to the general public under the NHS.

     Approximately 85% of health care in the U.K. is provided under the NHS with the remaining 15% being provided by private health care organizations. However, all care provision is regulated under the general health regulations of the Department of Health.

     Health Care Reform. The NHS has released a green paper "Towards a Healthier Future" and two white papers, one concerned with community care and the second with primary care reforms.

     The current Labour government has continued to develop the previous Tory government's plans of devolving decisions on patient care down to the family doctor. Primary Care Groups, based on local communities are now in operation, which will increasingly mean that decisions related to patient care and the funding required, will be decided by a group representing general practitioners, nurses, pharmacists and community care workers operating in conjunction with the District Health Authorities and Local Authorities.

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

     Fraud and Abuse. In late 1997, the Prescription Pricing Authority released a report on "Prescription Fraud in the NHS" and certain recommendations have been introduced to reduce the level of fraud by patients and contractors to the NHS since April 1998. New prescription forms have been issued which are more "secure" for the prescriber while patients have to make signed undertakings that they are entitled to receive the prescribed drugs. Regarding contractor fraud with prescriptions, a number of practices were identified and challenged as to their legality.

     The Company believes that its practices regarding claim for reimbursement and remuneration are in substantial compliance with applicable law and it has recently amended, while continuing to review its practices in light of recent recommendations to ensure they are in line with governmental regulations.

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

     Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Balanced Budget Act of 1997 (the "Balanced Budget Act") made several changes to the Medicare reimbursement system that affect payment for the products provided by the Company. Some of these provisions include an expansion of coverage of diabetic testing supplies to non-insulin-treated Medicare diabetics, a 10% reduction of Medicare payment rates for diabetic testing strips, as of January 1, 1998, a 5% reduction of Medicare payment rates for respiratory drugs, as of January 1, 1998, a requirement that skilled nursing facilities provide directly and bundle into their payment certain items, including medical supplies, which may have been previously provided by outside suppliers, a freeze on the update factor for durable medical equipment and supplies, and parenteral and enteral equipment and supplies, a provision regarding billing for upgraded medical equipment, and authorization for a competitive pricing demonstration program. Under the Social Security Act's authority to the Health Care Financing Administration ("HCFA") to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing additional inherent reasonableness cuts to Medicare payment rates as follows: (i) up to a 3.38% (depending on the state) reduction for diabetic testing strips; (ii) a 15% reduction in Medicare payment rates for diabetic lancets, and an additional 15% and 2.32% in subsequent years; and (iii) a 10.5% reduction for albuterol sulfate (a respiratory drug). On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and S-CHIP Balanced Budget Refinement Act of 1999, better known as the Provider Relief Act. The Provider Relief Act provides that HCFA may not use or permit its contractors to use the inherent reasonableness process until after (i) the Comptroller General of the United States issues a report regarding the impact of HCFA's and/or its contractor's use of such authority; and (ii) HCFA has published final regulations implementing the agency's inherent reasonableness authority. Consequently, it is unclear if or when HCFA will be able to implement any of its previously proposed inherent reasonableness reductions for diabetic testing strips, diabetic lancets or albuterol sulfate or any other items and services supplied by the Company to Medicare beneficiaries.

     The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's consolidated business, financial position, cash flows or results of operations.

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

     Fraud and Abuse Laws. The Company is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs, as well as in relation to private payors. The Company also is subject to Federal and state laws governing certain financial relationships with physicians and other fraud and abuse laws prohibiting the submission of false claims.

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

     The Federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician is prohibited from referring a Medicare patient to the health care provider, and that provider is prohibited from billing Medicare, for the designated health service. The Stark Law has certain statutory exceptions. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to significant amendments enacted in 1993. The preamble to these regulations states that HCFA intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, the Company believes that its investments will qualify for the publicly-traded securities exception because it has shareholder equity of at least $75,000,000. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition a state cannot receive Federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

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

     The Company continues to review all aspects of its operations and believes that it is in substantial compliance with all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws, although because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these provisions. The Company intends to monitor developments under these Federal and state fraud and abuse laws. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state fraud and abuse laws may have on the Company's consolidated business, financial position, cash flows or results of operations.

     On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the HHS' Office of Audit Services, a division of the OIG. The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. ("DermaQuest") subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was recently unsealed and a copy the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. At present, the Company has entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator has been involved in these settlement discussions as well. At present, the Company is not able to determine when a final settlement will be reached with the DOJ, the OIG and the relator or whether any proposed settlement can be concluded on terms acceptable to the Company. Accordingly, the Company is unable to estimate what the appropriate loss might be at this time. In the event that these settlement discussions are unsuccessful the Company will defend vigorously its interest in these matters. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

     INSURANCE

     Participants in both the U.K. and U.S. health care markets are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company, from time to time, is subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, professional liability insurance and excess liability coverage, as appropriate. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. The Company's insurance policies must be renewed annually. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to the Company, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's consolidated business, financial position, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on the Company's reputation. There can be no assurance that the Company's insurance will be sufficient to cover liabilities that it may incur in the future.

ITEM 2. PROPERTIES.

     The Company owns three and leases forty-nine facilities in the U.K. (of which sixteen are for a period of three months or less) and leases a total of six facilities in three states and Puerto Rico. In addition, there are thirty-nine facilities in the U.K. which are owned or leased by branch representatives. Management believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations. See Note 12 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     THE COMPANY

     On February 4, 1997, Patient Care Systems, Inc. ("PCS") filed a lawsuit against DermaQuest and the Company in the Court of Common Pleas of Chester County, Pennsylvania, for breach of contract, conversion, unjust enrichment and misrepresentation. Subsequently, PCS withdrew all claims except for its breach of contract claim. On April 22, 1997, DermaQuest filed a counterclaim against PCS for breach of contract. The action related to a contract initially entered into between DermaQuest and PCS to market alternating pressure mattresses. A jury trial in this matter began on June 28, 1999. On July 2, 1999, the jury reached their verdict finding in favor of PCS on its breach of contract claim and finding in favor of DermaQuest on its breach of contract counterclaim. Post verdict, the parties settled the litigation whereby DermaQuest and the Company agreed to pay a total of $180,000, as a full, final and complete resolution of the dispute.

     On August 20, 1999, TNI was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. TNI has answered the complaint. The claim is insured. As the case is in a preliminary stage, the Company is not able to estimate any potential exposure and has not recorded any amounts in its financial statements. It is possible that irrespective of insurance coverage, the ultimate outcome of this action could be materially unfavorable to the Company's consolidated financial condition, cash flows, or results of operations. However, the Company intends to defend the proceedings vigorously and believes that the ultimate liability, if any, will be within the policy limits of its insurance, and will not have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

     On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Receivables (as defined and described in "Certain Relationships and Related Transactions - Transactions with Principal Shareholders"). The action seeks injunctive relief against this transaction, damages and costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 3, 2000.

     HMI

     Effective October 1, 1997, the Company owned 100% of the stock of HMI.

     HMI and certain of its current and former officers have been named as defendants in a class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ.

1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala. The plaintiffs asserted claims under Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company was sued as an alleged control entity of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The plaintiffs purport to be a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date that HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. Plaintiffs sought unspecified compensatory damages from the harm that allegedly resulted from the alleged wrongdoing. Following the filing of several motions by the parties and the filings of an amended complaint by the plaintiffs, to which defendants responded, a memorandum of understanding, dated March 16, 1999, setting forth the terms of a settlement of this litigation, was executed by the plaintiffs, the Company, W. James Nicol, Paul S. Jurewicz, James Mieszala, and HMI (the "HMI Defendants") and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). The total settlement to be paid by the HMI Defendants is $2,375,000. The Company is directly responsible to pay $325,000 of the settlement amount and National (as a separate party to the settlement) is directly responsible to pay the remaining $2,050,000. Of the $325,000 to be paid by the Company, $50,000 will be reimbursed by the Company's directors' and officers' insurance policy carrier. On July 26, 1999, the plaintiffs and BDO Seidman LLP entered into a preliminary agreement to settle the claims against BDO Seidman LLP for $100,000. The Court subsequently certified the class of plaintiffs to include all persons or entities who purchased or otherwise acquired the common stock of HMI between April 26, 1996 and March 17, 1997 inclusive, except the defendants and related parties. In November 1999, the Court gave final approval to the settlement.

     On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. Plaintiff demands an accounting, damages, attorney's fees and other payment for other expenses for unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The Court denied defendants' motion in part and granted the motion in part, leaving intact certain claims. Plaintiff has propounded discovery requests. The claims are insured.

     HMI was named as a defendant in a lawsuit filed on November 25, 1997, in the Chancery Court for the State of Delaware for New Castle County, entitled Clifford E. Hotte v. Health Management, Inc., CA No. 1606-NC. The plaintiff sought reimbursement and advancement of legal fees and expenses in the amount of $1,000,000 incurred or anticipated in connection with his defense of certain claims against him, a director and officer of HMI, in various litigation. The Court granted plaintiff a preliminary injunction requiring HMI to pay $824,000 for plaintiff's legal expenses. As part of the settlement of a class action litigation in which Clifford Hotte was still a defendant, but to which the Company was not a party (although it had been previously), HMI's insurer, National agreed to pay $1,000,000 to settle all of the class action plaintiffs' claims against Clifford Hotte and his wife, who was a co-defendant, in exchange for mutual releases of the parties and a release from Clifford Hotte of his judgement and any further claims against HMI, including the $824,000 legal expenses.

     By letter dated December 20, 1999, the Company received formal written notification of the intent of two plaintiffs to file a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania against Transworld Healthcare, Inc., Transworld Home Healthcare, Inc., Health Management, Inc. and HMI Pennsylvania, Inc. The two plaintiffs, Irwin Hirsch and Lloyd Myers, formerly were employees of HMI Pennsylvania, Inc.

a subsidiary of the Company, and had written employment agreements. Myers also served as an officer of HMI. In their capacities as employees and as officers, both had some contractual indemnification rights against HMI and HMI Pennsylvania, Inc. for defense and indemnification. In 1994, Hirsch and Myers also sold two retail pharmacies they owned to HMI.

     Hirsch and Myers were named as defendants in an action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS), which was a class action by shareholders of HMI alleging, among other claims against the defendants, fraud in connection with the valuation of certain securities. Hirsch and Myers incurred non-reimbursed legal expenses of $100,000 in defending that litigation and, ultimately, settled their liability jointly for $1,325,000, which was non-reimbursed. They demand that defendants reimburse to them their non-reimbursed legal fees and the settlement amount pursuant to the indemnification provisions of their employee contracts.

     In addition to their indemnification claims, Hirsch and Myers also claim damages in the amount of $7,000,000 for losses in connection with the pharmacies sale transaction they entered into with HMI under which they sold their retail pharmacies to HMI. Hirsch and Myers claim that the pharmacies sale transaction was based upon fraudulent misrepresentations by HMI.

     The Company and HMI entities will vigorously defend against these claims. The Company believes that Hirsch and Myers' indemnification claims should not have any real merit because of testimony given by Hirsch and Myers under oath in connection with a criminal trial against Clifford Hotte, a director and former officer of HMI. In their testimony, Hirsch and Myers acknowledged malfeasance and nonfeasance, which should render their contractual entitlement to indemnification void. Even if they are entitled to indemnification despite their acknowledgements, they are liable to defendants for the economic losses and damages suffered by defendants as a result of the malfeasance and nonfeasance. Therefore if the civil actions are filed, the Company and HMI entities will aggressively pursue counterclaims against Hirsch and Myers for damages which, conservatively, are far in excess of their claims, including the claims associated with the pharmacies sale transaction.

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

     The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows, or results of operations of the Company.

     See also "Business Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of shareholders on September 14, 1999 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were (1) to elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified and (2) to ratify the appointment by the Company's Board of Directors of PricewaterhouseCoopers LLP, as independent accountants of the Company for the fiscal year ending September 30, 1999.

     The voting results with respect to each proposal are set forth below:

                                                                  ABSTAIN/
             PROPOSAL                  FOR           AGAINST      NON-VOTING
             --------                  ---           -------      ----------
     No. 1 (election of Directors)                      -
     Messrs. Timothy M. Aitken      16,121,603        85,014           -
     Lewis S. Ranieri               16,121,603        85,014           -
     Scott A. Shay                  16,121,603        85,014           -
     Jeffery S. Peris               16,121,603        85,014           -
     G. Richard Green               16,121,603        85,014           -
     No. 2                          16,136,000        63,067         7,550

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is quoted on the American Stock Exchange ("Amex") and is traded under the symbol "TWH." Prior to April 30, 1999, the Common Stock was quoted on the Nasdaq National Market (the "NASDAQ/NM") under the symbol "TWHH." The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock on the NASDAQ/NM through April 29, 1999, and thereafter on Amex.

                           PERIOD                             HIGH             LOW
                           ------                             ----             ---

      Year Ended September 30, 1998:
         First Quarter................................        $ 9-7/8       $ 6-13/16
         Second Quarter...............................        7-13/16           5-1/2
         Third Quarter................................          7-1/8          5-7/16
         Fourth Quarter...............................              6           2-1/8
      Year Ended September 30, 1999:
         First Quarter................................        5-13/32           2-1/8
         Second Quarter...............................              5           2-5/8
         Third Quarter................................          4-7/8          2-5/16
         Fourth Quarter...............................        3-15/16           1-1/2
      Year Ended September 30, 2000:
         First Quarter................................          3-1/8           1-1/2
         Second Quarter (through January 7, 2000).....          2-5/8           1-5/8

     As of January 3, 2000, there were approximately 168 stockholders of record of the Common Stock.

     The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial position, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. Under the terms of the Company's former senior secured revolving credit facility (the "Credit Facility), the Company was prohibited from paying dividends or making other cash distributions. Under the terms of the Refinancing (as defined and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"), the Company's U.K. subsidiaries are prohibited from paying dividends or making other cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." See also "Executive Compensation -- Stock option Plans."

ITEM 6. SELECTED FINANCIAL DATA.

         The financial data for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 and balance sheet data as of September 30, 1999 and 1998 as set forth below have been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with those consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business -- General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              ELEVEN MONTHS
                                                                                  ENDED
                                                  YEAR ENDED SEPTEMBER 30,     SEPTEMBER 30,(1)     YEAR ENDED OCTOBER 31,
                                                  -------------------------    -------------     --------------------------
                                                   1999            1998           1997(2)           1996(3)         1995(4)
                                                  -------------------------    -------------     --------------------------
      FINANCIAL DATA:
      Net patient services....................... $ 80,169       $ 68,887        $  29,844       $    19,164     $ 18,870
      Net respiratory, medical equipment
        and supplies sales ......................   65,277         76,185           52,562            47,170       42,782
      Net infusion services......................    9,282         10,237           11,038             9,970        9,935
                                                  --------       --------        ---------       -----------     --------
      Total revenues.............................  154,728        155,309           93,444            76,304       71,587
      Cost of revenues...........................   99,410         97,192           51,387            34,680       32,730
                                                  --------       --------        ---------       -----------     --------
      Gross profit...............................   55,318         58,117           42,057            41,624       38,857
      Selling, general and administrative
        expenses ................................   57,946(5)      51,980(6)        42,931            33,552       29,774
      Gain on sale of assets.....................                  (2,511)(7)         (606)(8)
      Special charges, primarily goodwill
         impairment..............................                                   16,677(9)                       3,898(10)
      Equity in loss of HMI, net.................                                   18,076
                                                  --------       --------        ---------       -----------     --------
      Operating (loss) income....................   (2,628)         8,648          (35,021)            8,072        5,185
      Interest income............................     (227)          (635)          (2,271)              (75)         (68)
      Interest expense...........................    5,445          6,286            5,063             4,427        3,767
      (Benefit) provision for income taxes ......     (500)         1,844           (5,078)            1,702          627
                                                  --------       --------        ---------       -----------     --------
      (Loss) income before extraordinary item ...   (7,346)         1,153          (32,735)            2,018          859
      Extraordinary item.........................                                                     (1,435)(11)
                                                  --------       --------        ---------       -----------     --------
      Net (loss) income.......................... $ (7,346)      $  1,153         $(32,735)      $       583     $    859
                                                  ========       ========        =========       ===========     ========
      (Loss) income per share of common
        stock before extraordinary item(12):
      Basic...................................... $  (0.42)      $   0.07        $   (2.56)      $      0.29     $   0.15
                                                  ========       ========        =========       ===========     ========
      Diluted.................................... $  (0.42)      $   0.07        $   (2.56)      $      0.26     $   0.13
                                                  ========       ========        =========       ===========     ========
      Net (loss) income per share of
        common stock(12):
      Basic...................................... $  (0.42)      $   0.07        $   (2.56)      $      0.08     $   0.15
                                                  ========       ========        =========       ===========     ========
      Diluted.................................... $  (0.42)      $   0.07        $   (2.56)      $      0.07     $   0.13
                                                  ========       ========        =========       ===========     ========
      Weighted average number of
        common shares outstanding(12):
      Basic......................................   17,547         17,327           12,794             7,035        5,637
                                                  ========       ========        =========       ===========     ========
      Diluted....................................   17,547         17,488           12,794             7,833        6,868
                                                  ========       ========        =========       ===========     ========

                                                                SEPTEMBER 30,                           OCTOBER 31,
                                                 -------------------------------------------        ----------------------
                                                   1999            1998              1997            1996            1995
                                                 --------        ---------         ---------        -------        -------
               BALANCE SHEET DATA:
               Working capital............       $ 26,005        $  39,148         $  26,411        $26,201        $ (4,706)(13)
               Accounts receivable, net...         30,814           32,223            31,475         24,414          18,906
               Total assets...............        172,121          179,708           201,281         90,727          74,912
               Long-term debt.............         54,407           57,307            61,400         12,505          20,264
               Total shareholders' equity.         91,274          101,905            81,905         67,225          24,086


---------

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

(5) Includes charges totaling $1,392,000 in the fiscal year ended September 30, 1999, primarily as a result of the attempted acquisitions of Sinclair Montrose Healthcare PLC ("Sinclair") and Gateway HomeCare, Inc. ("Gateway") and additional legal reserves.

(6) Includes charges totaling $554,000 in the fiscal year ended September 30, 1998 resulting from a write-off of expenses related to its attempted acquisitions of Healthcall Group plc ("Healthcall") and Apria Healthcare Group, Inc. ("Apria").

(7) The Company recorded a gain of $2,511,000 on the TNI Sale in the fiscal year ended September 30, 1998.

(8) The Company recorded a gain of $606,000 on the sale of Radamerica in the eleven months ended September 30, 1997.

(9) The Company reported special charges totaling $16,677,000 in the eleven months ended September 30, 1997 resulting from a $1,841,000 non-cash charge related to impairment of the investment in HMI, as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale, a $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of DermaQuest, a $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies, a $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey, and $698,000 of other charges.

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

(12) Weighted average shares have been restated for the eleven months ended September 30, 1997 and the fiscal years ended October 31, 1996 and 1995 to reflect the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. The effects of this restatement were to increase basic from primary income per share before extraordinary item by $0.03 and diluted from fully diluted income per share before extraordinary item by $0.01 for the year ended October 31, 1996, to increase basic from primary income per share before extraordinary item and net income by $0.02 and diluted from fully diluted income per share before extraordinary item and net income by $0.01 for the year ended October 31, 1995.

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

     The Company is a provider of a broad range of health care services and products with operations in the U.K. and the U.S. The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. Operations; (ii) U.S. Mail-Order Operations; and (iii) U.S. Hi-Tech Operations. The Company's U.K. Operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Mail-Order Operations provide specialty mail-order pharmaceutical and medical supplies (including respiratory and diabetic medications and supplies, as well as ostomy and orthotic products) to patients in their home nationwide and in Puerto Rico while its U.S. Hi-Tech Operations provide infusion and respiratory therapy services and home medical equipment and are concentrated in New Jersey and New York.

     The Company took a number of significant steps during the fiscal year ended September 30, 1998 and the Eleven Month Period to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and as an integrated national provider of home and alternate site health care products and services in the U.K. These steps included (i) selling non-core assets such as the Company's Radamerica business which provided radiation therapy in the Baltimore, Maryland area and the Company's TNI operations, which provided nursing and para-professional services in New Jersey and Florida; (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey); (iii) completing the HMI Asset Sale; and (iv) terminating the agreements to purchase the VIP Companies. The Company also completed the acquisitions of Omnicare and Allied in July 1997 for an aggregate purchase price of approximately $91,000,000. Omnicare provides respiratory equipment and services and supplies a range of medical and surgical products to patients at home throughout the U.K. through its network of seven regional facilities. Allied is a national provider of nursing and other care-giving services to the community and U.K. healthcare institutions with seventy-five locations throughout the U.K.

     The Company's revenue mix and payor mix will be influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of historical net revenues represented by each of the Company's product lines:

                                                                           Eleven Months
                                          Year Ended      Year Ended           Ended
                                          September 30,  September 30,      September 30,
                                             1999            1998               1997
                                            ------          -----             -----
Product Line
------------
Net patient services...................       51.8%          44.4%             31.9%
Net respiratory, medical
 equipment and supplies sales .........       42.2           49.0              56.3
Net infusion services..................        6.0            6.6              11.8
                                            ------          -----             -----
                  Total revenues.......      100.0%         100.0%            100.0%
                                            ======          =====             =====

     The increase in net patient services as a percentage of total revenues for the year ended September 30, 1999 as compared to 1998 is primarily due to growth in Allied's branch network (both organically and through the on-going nursing and care agency acquisition program). The decrease in net respiratory medical equipment and supplies sales as a percentage of revenues for the year ended September 30, 1999 as compared to 1998 is due primarily to a decrease in revenues in the Company's U.S. Mail-Order and Hi-Tech Operations due principally to a reduction in the number of patients serviced. Acquisitions, when completed, will continue to impact the relative mix of revenues. On a pro forma basis, assuming the Company owned 100% of Omnicare and Allied on November 1, 1996, the percentage of total revenues for the eleven months ended September 30, 1997 would have been as follows: net respiratory, medical equipment and supplies sales 47.3%; net patient services 44.9%; and net infusion services 7.8%.

     The following table shows the historical payor mix for the Company's total revenues for the periods presented:


                                                                         Eleven Months
                                          Year Ended      Year Ended         Ended
                                          September 30,  September 30,    September 30,
                                             1999            1998             1997
                                            ------          -----            -----
Payor
-----
U.K. NHS and other U.K.
 governmental payors.............             36.5%         29.7%             12.9%
Medicare.........................             20.9          27.2              42.0
Medicaid.........................              2.2           5.8              11.2
Private payors...................             40.4          37.3              33.9
                                            ------         -----             -----
         Total revenues..........            100.0%        100.0%            100.0%
                                            ======         =====             =====

     The increase in U.K. NHS and other U.K. governmental payors and private payors as a percentage of total revenues for the year ended September 30, 1999 as compared to 1998 is primarily due to the growth in Allied's branch network, as described above. The decrease in Medicare and Medicaid as a percentage of total revenues for the year ended September 30, 1999 as compared to 1998 is primarily due to the decrease in revenues in the Company's U.S. Mail-Order and Hi-Tech Operations, as described above. The decrease in Medicare as a percentage of total revenues for the year ended September 30, 1998 as compared to the Eleven Month Period is primarily a result of the Omnicare and Allied acquisitions. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and, to a lesser extent, from shifts in existing business among payors. On a pro forma basis, assuming the Company owned 100% of

Omnicare and Allied on November 1, 1996, the payor mix for the Eleven Month Period would have been as follows: U.K. NHS and other U.K. governmental payors 30.4%; Medicare 27.8%; Medicaid 7.4%; and private payors (including managed care payors) 34.4%.

     The Company believes that a substantial portion of its revenues derived from private payors in the U.S. was subject to case management and managed care and that this relationship will continue in the future. The Company maintains a diversified offering of home services and products in an attempt to mitigate the impact of potential reimbursement reductions for any individual product or service.

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

     At September 30, 1999 and 1998, the Company had $103,248,000 and $105,784,000, respectively of intangible assets (primarily goodwill) on its balance sheet. This represented 60.0% of total assets and 113.1% of total stockholders' equity at September 30, 1999 and 58.9% of total assets and 103.8% of total stockholders' equity at September 30, 1998. Amortization of intangibles for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 was $3,459,000, $3,147,000 and $1,866,000, respectively.
Subsequent acquisitions, when completed, will continue to increase the amount of intangible assets on the balance sheet and amortization of intangibles on the statement of operations.

     The Company amortizes goodwill over a period of 40 years. The Company has selected the forty-year amortization convention based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the consistent practice of other home health care companies. At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future cash flows, the excess carrying amount of goodwill is written off. The factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors. If permanent impairment of goodwill were to be recognized in future period it could have a material adverse effect on the Company's consolidated financial position or results of operations.

     RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1999 VS. YEAR ENDED SEPTEMBER 30, 1998.

     Revenues. Total revenues decreased by $581,000 or .4% to $154,728,000 for the year ended September 30, 1999 from $155,309,000 for the year ended September 30, 1998. This decrease was primarily attributable to a reduction in the number of patients serviced by the Company's U.S. Mail-Order Operations ($9,514,000) and

Hi-Tech Operations ($1,666,000) and the incremental impact of the Balanced Budget Act, which reduced revenue in the Company's U.S. Mail-Order Operations by $611,000. In addition, the sale of TNI accounted for a decrease of $7,661,000. These decreases were substantially offset by increases in the Company's U.K. Operations, specifically, patient services ($18,934,000). The U.K. Operations increased principally due to continued expansion, increased billing rates and an increase in the number of patients serviced.

     Pursuant to the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. These reductions reduced revenue, increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

     In addition, pursuant to the Social Security Act, which gives HCFA authority to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing further inherent reasonableness reductions in Medicare reimbursement rates. See "Business -- Government Regulation." These reductions, if implemented, are expected to increase cost of revenues as a percentage of revenues, decrease gross profit and decrease operating income for respiratory, medical equipment and supplies sales effective with the reimbursement reduction. The amount of the impact will be dependent upon product mix, the amount of product cost concessions that the Company is able to obtain from its suppliers and the number of patients serviced whose primary insurance coverage is Medicare.

     Cost of Revenues. Cost of revenues increased by $2,218,000 to $99,410,000 for the year ended September 30, 1999 from $97,192,000 for the year ended September 30, 1998. As a percentage of total revenues, cost of revenues for the year ended September 30, 1999 increased to 64.2% in comparison to 62.6% for the year ended September 30, 1998. Cost of revenues as a percentage of revenues declined for patient services (68.1% for the year ended September 30, 1999 versus 69.4% for the year ended September 30, 1998), increased for respiratory, medical equipment and supplies sales (57.7% for the year ended September 30, 1999 versus 55.0% for the year ended September 30, 1998) and increased for infusion services (76.9% for the year ended September 30, 1999 versus 73.4% for the year ended September 30, 1998). The decrease in patient services is primarily due to increased billing rates. The increase in respiratory, medical equipment and supplies sales is due to an increase in respiratory, medical equipment and supplies sales in the U.S. Mail-Order Operations with higher product costs. The increase in infusion services is due to an increase in infusion therapies in the Hi-Tech Operations with higher product costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,966,000 or 11.5% to $57,946,000 for the year ended September 30, 1999 from $51,980,000 for the year ended September 30, 1998. This increase was due to additional bad debt expense ($3,605,000) principally as a result of fully reserving for DermaQuest's accounts receivables (see Liquidity and Capital Resources - Accounts Receivable). In addition, there were higher levels of overhead in the U.K. Operations ($3,585,000) due to its continued expansion and the U.S. Mail-Order Operations incurred additional costs for overhead related to sales and collection efforts in the U.S. operations during the first half of fiscal 1999 ($1,942,000). Year ended September 30, 1999 included $1,392,000 of charges primarily related to the attempted acquisitions of Sinclair and Gateway and additional legal reserves versus $554,000 of charges included in fiscal 1998 primarily relating to costs incurred from its attempted acquisitions of Healthcall and Apria. These increases were offset by an overhead reduction program in the Mail-Order Operations ($2,642,000). The sale of TNI accounted for an additional decreases of $1,871,000.

     Gain on Sale of Assets. For the year ended September 30, 1998, the Company recorded a $2,511,000 gain on the TNI Sale.

     Operating (Loss) Income. The Company incurred an operating loss of $2,628,000 for the year ended September 30, 1999 compared to operating income of $8,648,000 for the year ended September 30, 1998. Excluding the $1,392,000 of charges related to attempted acquisitions and additional legal reserves and $3,605,000 of additional bad debt expenses in the year ended September 30, 1999, the Company would have recorded operating income of $2,369,000.

     Interest Income. Interest income decreased by $408,000 to $227,000 for the year ended September 30, 1999 from $635,000 for the year ended September 30, 1998. This decrease was attributable to lower interest income earned on a lower level of funds invested.

     Interest Expense. Interest expense decreased by $841,000 to $5,445,000 for the year ended September 30, 1999 from $6,286,000 for the year ended September 30, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's Credit Facility combined with a reduced borrowing rate.

     (Benefit) Provision for Income Taxes. (Benefit) provision for income taxes as a percentage of income before income taxes was a benefit of 6.4% for the year ended September 30, 1999 and a provision of 61.5% for the year ended September 30, 1998. The difference between the 6.4% effective tax rate for fiscal 1999 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

     Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $11,369,000 net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. Operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. Operations and repatriation of such proceeds to the U.S.

     Net Loss (Income). As a result of the foregoing, the Company incurred a net loss of $7,346,000 for the year ended September 30, 1999 compared to net income of $1,153,000 for the year ended September 30, 1998.

     YEAR ENDED SEPTEMBER 30, 1998 VS. ELEVEN MONTHS ENDED SEPTEMBER 30, 1997.

     Revenues. Total revenues increased by $61,865,000 or 66.2% to $155,309,000 for the year ended September 30, 1998 from $93,444,000 for the eleven months ended September 30, 1997 with $13,153,000 accounting for the one additional month's revenue in fiscal 1998. The remaining increase was primarily attributable to the inclusion of eleven months of results for the year ended September 30, 1998 versus three months in the comparable prior period for Allied ($42,322,000 in patient services) and Omnicare ($16,735,000 in respiratory, medical equipment and supplies sales), as well as an increase in respiratory, medical equipment and supplies sales due primarily to an increase in the number of patients serviced in the Company's Mail-Order Operations ($5,395,000). These increases were partly offset by a decrease in patient services revenue attributable to the sale of Radamerica and the TNI Sale ($8,830,000), decreases in respiratory, medical equipment and supplies sales due to exiting certain product lines of DermaQuest beginning in the fourth quarter of fiscal 1997 ($2,719,000) as well as a reduction in revenue in the Mail-Order Operations due to the Balanced Budget Act ($1,846,000) and lower infusion services revenue ($1,836,000) due to a decline in number of patients serviced in the Hi-Tech Operations.

     Pursuant to the Balanced Budget Act, a 10% reduction in Medicare reimbursement of diabetic testing strips and a 5% reduction in Medicare reimbursement of respiratory drugs became effective January 1, 1998. These reductions reduced revenue, increased cost of revenues as a percentage of revenues and decreased gross profit for respiratory, medical equipment and supplies sales effective with the reimbursement reduction (as discussed herein).

     Cost of Revenues. Cost of revenues increased by $45,805,000 to $97,192,000 for the year ended September 30, 1998 from $51,387,000 for the eleven months ended September 30, 1997 with $7,920,000 accounting for the one additional month's cost of revenues in fiscal 1999. As a percentage of total revenues, cost of revenues increased to 62.6% from 55.0% for the year ended September 30, 1998 and eleven months ended September 30, 1997, respectively. Cost of revenues as a percentage of sales increased for respiratory, medical equipment and supplies sales (55.0% for the year ended September 30, 1998 versus 48.9% for the eleven months ended September 30, 1997) increased for patient services (69.4% for the year ended September 30, 1998 versus 60.8% for the eleven months ended September 30, 1997) and increased for infusion services (73.4% for the year ended September 30, 1998 versus 68.6% for the eleven months ended September 30, 1997). The increase in cost of revenues of respiratory, medical equipment and supplies sales as a percentage of revenues for fiscal 1998 are primarily attributable to the impact of the Balanced Budget Act, which reduced revenues for diabetic testing strips by 10% and respiratory drugs by 5% effective January 1, 1998 for Medicare patients and the inclusion of a full year of Omnicare's results (versus three months in the comparable period) which carry a higher cost of revenues (70.7%) than the U.S. respiratory, medical equipment and supplies sales operations (47.6%). The increase in patient services costs as a percentage of revenues for fiscal 1998 are due to the inclusion of Allied's results for a full year (versus three months in the comparable prior period) which carry a cost of revenues of 69.4% and the sale of Radamerica in July 1997 which carried a lower cost of service (26.4%). The increase in infusion services is a result of an increase in therapies with higher product costs, as well as the effects of reduced reimbursement rates for certain payors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9,049,000 or 21.1% to $51,980,000 for the year ended September 30, 1998 from $42,931,000 for the eleven months ended September 30, 1997 with $4,217,000 accounting for the one additional month's expenses in fiscal 1998. The remaining increase was primarily attributable to the inclusion of eleven months of results for fiscal 1998 versus three months in the comparable prior period for the U.K. Operations ($12,952,000) and additional costs incurred for overhead related to sales efforts, collections and additional bad debt expense based upon a higher level of revenue. The increases were offset by the sale of Radamerica in July 1997 ($2,922,000). In addition, the Company recorded $554,000 of charges in fiscal 1998, primarily relating to costs incurred from its attempted acquisitions of Healthcall and Apria and $7,023,000 of additional bad debt expense in the eleven months ended September 30, 1997 primarily related to the Company's DermaQuest product lines ($6,060,000) and pulmonary rehabilitation center ($663,000).

     Gain on Sale of Assets. For the year ended September 30, 1998, the Company recorded a $2,511,000 gain on the TNI Sale. For the eleven months ended September 30, 1997, the Company recorded a $606,000 gain on the sale of Radamerica.

     Special Charges. The Company recorded special charges of $16,677,000 during the eleven months ended September 30, 1997 related to the following items: (i) $1,841,000 non-cash charge related to impairment of the investment in HMI as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale (see Note 3 of the Notes to Consolidated Financial Statements); (ii) $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of the Company's DermaQuest subsidiary; (iii) $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies; (iv) $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey; and (v) $698,000 of other charges.

     Equity in Loss of HMI, Net. Equity in loss of HMI was $18,076,000 for the eleven months ended September 30, 1997. This represented 49% of HMI's loss for the six months ended July 31, 1997 after adjustments to book the Company's adjustment to historical goodwill amortization based on its fair value adjustments ($132,000) and to eliminate intercompany interest ($720,000). The 49% interest in HMI was acquired in mid January 1997 and was included in the results of operations effective February 1, 1997. Due to the Company's decision, during the third quarter of fiscal 1997, to sell HMI and the recording of HMI's obligations that the Company was required to fund, in connection with the sale to Counsel Corporation ("Counsel"), no equity in loss of HMI has been recorded subsequent to July 31, 1997.

     Interest Income. Interest income decreased by $1,636,000 to $635,000 for the year ended September 30, 1998 from $2,271,000 for the eleven months ended September 30, 1997 with $65,000 attributable to the one additional month's interest income in fiscal 1998. The gross decrease was primarily attributable to interest income earned (after elimination of intercompany interest) under a credit agreement with HMI ($1,417,000) for the eleven months of 1997 and lower interest income earned on a lower level of funds invested in fiscal 1998 as compared to fiscal 1997.

     Interest Expense. Interest expense, increased by $1,223,000 to $6,286,000 for the year ended September 30, 1998 from $5,063,000 for the eleven months ended September 30, 1997 with $585,000 accounting for the one additional month's interest expense in fiscal 1998. The remaining increase was primarily attributable to an increased level of borrowings under the Credit Facility in the early part of fiscal 1998.

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

     LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.

     During the year ended September 30, 1999, the Company generated $3,258,000 from its operating activities. Cash flow from operating activities, combined with the use of existing cash, funded a $1,500,000 payment to further reduce the Company's Credit Facility and the following investing activities: $3,824,000 for further expansion of the Company's U.K. Operations and $2,642,000 for capital expenditures.

     During the year ended September 30, 1998, the Company received $22,241,000 from investing activities as follows: $32,328,000 received from the HMI Asset Sale partly offset by $11,122,000 paid to complete the merger with HMI as well as for fees and expenses incurred in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $6,029,000 received from asset sales net of utilization of $3,346,000 for capital expenditures and $1,648,000 for acquisitions and purchases of other intangibles. Funds generated by investing activities along with net proceeds of $6,492,000 from the exercise of the Company's warrants were used to reduce the Company's borrowings under the Credit Facility by $29,100,000 and to fund operating activities.

     During the eleven months ended September 30, 1997, the Company utilized $130,302,000 ($117,138,000 net of proceeds from asset sales and other miscellaneous transactions) in investing activities as follows: $93,586,000 for the acquisition of the U.K. Operations (Omnicare and Allied); $32,189,000 for the purchase of 49% of HMI and HMI's senior debt and related advances; $2,694,000 for capital expenditures and $1,833,000 for acquisitions payable. In addition, the Company utilized $1,089,000 for operating activities. Substantially all of the financing for the operating and investing activities was provided by net borrowings under the Company's Credit Facility of $73,864,000, the equity investment by HPII and Hyperion TW Fund L.P. (the "Fund") aggregating $50,650,000 and proceeds of $12,100,000 from the sale of Radamerica.

     The Company believes it has adequate capital resources to conduct its operations for the next twelve months. On December 20, 1999, the Company's U.K. subsidiaries completed a $124,500,000 refinancing which repaid the Company's existing senior indebtedness of $55,755,000 and provided funds for additional acquisitions in the U.K., subject to the terms of the refinancing agreements. See "-Refinancing."

     ACCOUNTS RECEIVABLE.

     The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 1999 and 1998, $30,814,000 (17.9%) and $32,223,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally required substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

     Accounts receivable decreased by $1,409,000 from September 30, 1998 to September 30, 1999 primarily due to the decision to fully reserve for the remaining DermaQuest accounts receivable ($2,205,000) (see below).

     During fiscal 1996 and the eleven months ended September 30, 1997, the Company experienced a significant increase in accounts receivable at its DermaQuest operation whose main product lines include wound care and orthotic products. Medicare, to whom substantially all DermaQuest claims are initially submitted for payment, has subjected these claims to an extensive review process and, in many cases, has required DermaQuest to pursue payment through the fair hearing process of the Medicare intermediary. This has created significant delays in payments, in many cases extending beyond twelve months, leading to the significant buildup in accounts receivable and corresponding negative impact on cash flow. The Company conducted an extensive review of the DermaQuest receivables in connection with the decision to discontinue these product lines in the continental U.S.

and, as a result, established additional reserves of $6,060,000 based on the potential inability to secure required documentation in a timely manner for reimbursement as a result of no longer being in these business lines. In establishing the net realizable value of its accounts receivable for DermaQuest, the Company had relied on its historical and anticipated payment experience. During fiscal 1999, the decision to fully reserve for the remaining DermaQuest accounts receivable was made in light of the Company's payment history over the first three quarters of fiscal 1999. During fiscal 1998 it appeared that collections of $1,013,000 on the remaining receivables during the fiscal year justified the carrying value at September 30, 1998 ($2,253,467). However, payments slowed dramatically during fiscal 1999. It only became apparent that this slow down was permanent in nature (and not a temporary issue) during the third quarter of fiscal 1999, as the total collected on the receivables year to date was $168,000, with only $37,000 collected during the third quarter. The decision was made to reserve the remaining receivables based on this evidence.

     Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. For the years ended September 30, 1999 and 1998 and the Eleven Month Period, the Company's average DSOs were 73, 72 and 73, respectively.

     CREDIT FACILITY.

     The Credit Facility contained affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. As of September 30, 1999, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (debt to EBITDA, interest coverage and minimum EBITDA). On December 20, 1999, the Company refinanced and repaid the Credit Facility with funds obtained in the Refinancing.

     During the year ended September 30, 1999, the Company amended the Credit Facility to allow for further expansion of its U.K. Operations.

     REFINANCING.

     General. As described more fully below, on December 20, 1999, the Company's UK subsidiaries, Transworld Holdings (UK) Limited ("UK Parent") and its subsidiary Transworld Healthcare (UK) Limited ("TW UK") obtained an aggregate of $124,500,000 in new financing consisting of a $73,000,000 senior secured term and revolving credit facility (the "Senior Credit Facility"), $16,000,000 in mezzanine indebtedness (the "Mezzanine Loan") and $36,000,000 principal amount of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). $55,755,000 of the net proceeds of the Refinancing were used to repay the Company's existing Credit Facility, $11,000,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company will record a non-cash, pre-tax, extraordinary charge of approximately $1,200,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

     Senior Credit Facility. The Senior Credit Facility consists of a (i) $44,800,000 term loan A, maturing December 17, 2005, (ii) $20,000,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first three years following closing, and (iii) $8,000,000 revolving facility, maturing

December 17, 2005. Repayment of the loans commences on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of January 3, 2000, TW UK had outstanding borrowings of $50,700,000 under the Senior Credit Facility. As of January 3, 2000, borrowings under the Senior Credit Facility bore interest at a rate of 7.7241% to 8.4741%.

     Subject to certain exceptions, the Senior Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends (including distributions to the Company), the making of specified investments and certain transactions with affiliates. In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to EBITDA, fixed charge coverage and minimum net worth.

     The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TW UK's and its subsidiaries' assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

     Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of January 3, 2000, borrowings under the Mezzanine Loan bore interest at a rate of 12.7204%.

     Senior Subordinated Notes and Warrants. Notes. The Notes consist of $36,000,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK. See "Certain Relationships and Related Transactions--Transactions with Directors and Executive Officers."

     The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). The Notes mature nine years from issuance.

     UK Parent will not have the right to redeem the Notes and the PIK Notes except as provided in, and in accordance with the documents governing the issuance of the Notes and Warrants (herein the "Securities Purchase Documents").

The redemption price of the Notes and the PIK Notes will equal the principal amount of the Notes and the PIK Notes plus all accrued and unpaid interest on each.

     The Investors have the right, at their option, to require UK Parent to redeem all or any portion of the Notes and the PIK Notes under certain circumstances and in accordance with the terms of the Securities Purchase Documents. The redemption price of the Notes and the PIK Notes shall be equal to the principal amount of the Notes and the PIK Notes, plus all accrued and unpaid interest on each.

     UK Parent's redemption obligation of the Notes and the PIK Notes is guaranteed by TW UK, which guarantee is subordinated to the existing senior indebtedness of TW UK to the same extent as the Notes and the PIK Notes are subordinated to senior indebtedness of UK Parent. If UK Parent fails to perform in full its obligations following exercise of the Investors put of Notes and TW UK fails to perform its obligations as a guarantor of such obligations, the Investors shall have the right to among other things exercise directly (through the voting trust described below) the drag-along rights described without the requirement that the Board of Directors of TW UK first take any action.

     Warrants. The Warrants may be exercised, in whole or in part, at any time, unless previously purchased or cancelled upon a redemption of the Notes, at the option of the holders prior to the time of maturity of the Notes for Warrant Shares representing approximately 27% of TW UK's fully diluted ordinary share capital, subject to antidilution adjustment as contained in the Securities Purchase Documents.

     The exercise price of the Warrants shall equal the entire principal amount of the Notes (other than PIK Notes and excluding any accrued unpaid interest) for all Warrants in the aggregate and must be paid through the tender of Notes (other than PIK Notes) to TW UK, whereby TW UK shall issue to the Investors the appropriate number of Warrant Shares and pay to the Investors in cash an amount equal to the principal amount of the PIK Notes and all accrued unpaid interest on the Notes and the PIK Notes.

     The Warrants will automatically be exercised for Warrant Shares in the event that TW UK consummates a public offering of shares valuing the Investors ordinary shares of TW UK issuable upon a voluntary exercise of the Warrants at or above 2.5x the initial investment.

     The Investors will have the right, at their option, to require UK Parent to purchase all or any portion of the Warrants or the Warrant Shares under certain circumstances and in accordance with the terms of the Securities Purchase Documents. The purchase price of the Warrants shall be equal to the difference, if a positive number, between (i) the fair market value of the Warrant Shares which the Investors have the right to acquire upon exercise of such Warrants and
(ii) the exercise price of such Warrants. The purchase price of the Warrant Shares shall be equal to the fair market value of such Warrant Shares.

     UK Parent's purchase obligation of the Warrants is guaranteed by TW UK, which guarantee is subordinated to existing senior indebtedness of TW UK. If UK Parent fails to perform in full its obligations following exercise of the Investors put of Warrants and TW UK fails to perform its obligations as a guarantor of such obligations, the Investors shall have the right to among other things exercise directly through the voting trust the drag-along rights without the requirement that the Board of Directors of TW UK first take any action.

     If UK Parent fails to perform in full its obligations following exercise of the Investors put of Warrant Shares, the Investors shall have the right to among other things exercise directly through the voting trust the drag-along rights without the requirement that the Board of Directors of TW UK first take any action.

     Following an initial public offering and upon exchange of the Warrants the Investors shall be entitled to two demand and unlimited piggyback registrations with respect to the Warrant Shares. The Warrant Shares shall be listed for trading on any securities exchange on which the ordinary shares of TW UK are listed for trading.

     All ordinary shares of UK Parent owned by the Company and all ordinary shares of TW UK owned by UK Parent are held in a voting trust for the benefit of the holders of ordinary shares of TW UK and the holders of the Warrants, with the trustee of the trust being obligated to vote the shares held in trust as follows: (i) to elect to the Board of Directors of TW UK individuals designated in accordance with the Securities Purchase Documents and on any other matter, pursuant to instructions approved by the required majority of the Board of Directors of TW UK as contemplated by the Securities Purchase Documents; and
(ii) following the breach by UK Parent and TW UK of their obligations to honor an Investor put of Notes, an Investor put of Warrants or an Investor put of Warrant Shares, the Investors have the right to exercise drag-along rights directly without any action of the Board of Directors of TW UK on a transaction to which such drag-along rights apply pursuant to instructions from the Investors. G. Richard Green, a Director of the Company, is the trustee of the voting trust. The voting trust includes provisions to the effect that under certain circumstances the shares held in trust shall thereafter be voted on all matters, including the election of directors, pursuant to instructions from a majority of those members of the Board of Directors of TW UK who are not affiliated or associated with the Company, HPII, or any of their successors.

     The Company is currently in the process of evaluating the effect of the provisions of the voting trust and other aspects of the Refinancing on its ability to continue to consolidate the operations of TW UK in its fiscal 2000 financial statements.

     The Articles of Association of TW UK and the Securities Purchase Documents provide that neither UK Parent nor TW UK will enter into any transaction with or make contributions to the Company or UK Parent (except as required by the terms of the Notes, the Warrants or the Warrant Shares) in the form of dividends, fees, re-charges, loans, guarantees or any other benefit, in any form, unless they have been previously agreed upon by all shareholders.

     The Securities Purchase Documents also provide that the Investors will have the benefit of customary shareholder rights for a transaction of this type including, without limitation: (i) pre-emptive rights with respect to new securities; (ii) rights of first refusal with respect to proposed transfers of ordinary shares of TW UK; (iii) drag-along rights; (iv) tag-along rights; and
(v) the exercise of voting rights by the holders of the Warrants as therein described including the right to elect one director to the TW UK Board of Directors. The Securities Purchase Documents also include limitations on TW UK's ability to do the following, among others, without the consent of the Investors:
(i) issue additional equity securities of TW UK; (ii) pay dividends or make other restricted payments, except as required by the terms of the Notes, the Warrants or the Warrant Shares; (iii) sell, lease or otherwise dispose of assets exceeding specified values; (iv) enter into any transactions with affiliates;
(v) amend the Memorandum or Articles of Association; or (vi) merge or consolidate with another entity.

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

     ACQUISITION OF HMI/SALE TO COUNSEL.

     On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of a merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the HMI Asset Sale to Counsel for $40,000,000 at which time substantially all of the businesses and operations of HMI were sold to Counsel. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, were collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. As of September 30, 1999 an aggregate (including interest earned on such escrow funds) of $37,648,000 was received (including the $7,500,000 escrow that was held for accounts receivable collection) of which, $25,000,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500,000 escrow was fully utilized for post-closing adjustments.

     Pursuant to the HMI Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities. Liabilities not assumed by Counsel, as well as certain wind-down and contingent obligations of HMI (including litigation - see "Legal Proceedings" with respect to certain legal proceedings concerning HMI), were recorded in the Company's consolidated financial statements in accordance with purchase accounting.

     YEAR 2000.

     General. The Year 2000 computer issue refers to potential conditions in computer programs whereby a two-digit field rather than a four-digit field is used to define the applicable year. Unless corrected, some computer programs may not appropriately function as of January 1, 2000 because these programs will read the "00" in the year 2000 as January 1, 1900. If uncorrected, the problem could have resulted in computer system failures or equipment and medical device malfunctions (affecting patient diagnosis and treatment) thereby disrupting the Company's business operations and subjecting the Company to potentially significant legal liabilities.

     During the early part of 1998, the Company formed a task force consisting of members of senior management, in-house legal counsel, representatives from each of the Company's operating subsidiaries (in both the U.K. and the U.S.), and other Company personnel. The task force also consulted with the Company's insurance carrier and risk management advisors. The task force developed an action plan to address the potential problems of the Year 2000, which considered the following critical phases: (i) the Company's state of readiness; (ii) risks of the Company's Year 2000 issues; (iii) costs to address Year 2000 compliance; and (iv) the Company's contingency plans.

     Company's State of Readiness. The information technology ("IT") and IT infrastructure portions of the Company's Year 2000 project, addressed the inventory, assessment, necessary corrective actions, testing and implementation of external vendor products, mission critical third-party software and internally developed software. In that regard, the Company believes it has identified (in both the U.K. and the U.S.), the various software applications that may have been potentially impacted. The Company's assessment of all IT related components has been completed and any remediation of external vendor products, mission critical third-party software and internally developed software has been completed. The Company has also implemented and tested all remediation.

     With respect to the non-IT portion of the Company's Year 2000 project, the Company had undertaken a program to inventory, assess and correct or replace (where necessary) impacted mission critical as well as non-mission critical vendor and supplier products (including but not limited to drugs, medical supplies and specialty mail-order pharmaceutical products), medical equipment, telephone systems, postage machines and other related equipment with Year 2000 risk. These types of supplies and equipment play a vital role in the day to day operations of the Company. The Company had implemented (in both the U.K. and the U.S.), a program of contacting vendors and suppliers, analyzing and acting upon information provided to replace or otherwise amend any devices or equipment that pose a Year 2000 impact. The Company had prioritized its non-IT efforts by allocating resources to equipment and medical devices that would have a direct impact on patient safety and health with a goal of minimizing and/or eliminating the associated risks. The Company recognizes, to a certain degree, that it has relied upon information that was being provided by equipment and medical device manufacturers regarding the Year 2000 status of their respective products. While the Company has attempted to evaluate information provided by its present vendors and suppliers, there can be no assurance that in all instances accurate information was provided. The Company's assessment of potentially non-IT affected components has been completed and any required corrective actions have been completed. The Company has also implemented and tested all remediation.

     Lastly, the Company relies heavily upon third party payors, including to a large extent governmental payors such as the NHS in the U.K. and Medicare and Medicaid in the U.S. for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Although much has been published publicly stating that the government was working to solve its own Year 2000 issues in a timely manner, the Company has received no assurance that their systems and interfaces were converted timely. Failure of any of the Company's third party payors, especially governmental payors, to solve their Year 2000 issues could have a material adverse effect on the Company's consolidated financial condition, cash flows, or results of operations.

     Risks of the Company's Year 2000 Issues. Failure from any of the aforementioned IT and/or non-IT equipment and components, including the support from third parties, could have a material adverse impact on the Company's operations (in both the U.K. and the U.S.) resulting in the potential inability to provide health care services to its patients. This inability could result in the loss of revenue (which at the present time is unable to be quantified) and give rise to litigation. Failure of the third party payor's systems also could have a material adverse affect on the Company's consolidated financial position, cash flows or results of operations.

     Costs to Address Year 2000 Compliance. As of January 3, 2000, costs incurred for all efforts of the Company's Year 2000 action plan amounted to $245,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. Based upon the best estimate by the Company's management and the Year 2000 task force, the Company does not expect any additional costs associated with the Company's Year 2000 action plan. If additional costs are incurred they will also be expensed as incurred and be funded by operating cash flow.

     The Company's Contingency Plans. Each operating subsidiary (both in the U.K. and the U.S.) has been asked to develop a contingency plan to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. To date, there have been no material malfunctions of the Company's systems or activities due to Year 2000 issues.

     However, there can be no assurance that unanticipated events still will not occur or that the Company was able to identify all Year 2000 issues before problems arise. In addition, the Company has no assurance that third party payors and vendors have or had the ability to identify and solve all or substantially all their Year 2000 issues. Therefore, there can be no assurance that the Year 2000 issue still will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

     LITIGATION.

     See "Legal Proceedings" with respect to certain legal proceedings concerning the Company and HMI.

     IMPACT OF RECENT ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company currently does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amended the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     FOREIGN CURRENCY EXCHANGE

     The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's consolidated financial results. The Company's primary exposure relates to non-U.S. dollar denominated sales in the U.K. where the principal currency is Pounds Sterling. Currently, the Company does not hedge foreign currency exchange rate exposures.

     INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents, Senior Credit Facility and Mezzanine Loan. The Company's cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. The Company has agreed as part of the Refinancing to hedge 66 2/3% of its floating rate debt within 90 days of the completion of the Refinancing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and required financial statements schedule of the Company are located beginning on page F-i of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the Company's directors and officers:

NAME                   AGE     POSITIONS WITH THE COMPANY
----                   ---     --------------------------
Timothy M. Aitken....  55      Chairman of the Board and Chief Executive Officer
Sarah L. Eames.......  41      President
Wayne A. Palladino...  41      Senior Vice President and Chief Financial Officer
Leslie J. Levinson...  44      Secretary
Lewis S. Ranieri.....  52      Director
Scott A. Shay........  42      Director
Jeffrey S. Peris.....  53      Director
G. Richard Green.....  60      Director

---------------

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

     Leslie J. Levinson has served as Secretary of the Company since September 1999 and had previously served in such capacity from October 1990 to July 1997. Since June 1991, he has been a partner in the law firm of Baer Marks & Upham LLP, which firm serves as counsel to the Company. From January 1988 until June 1991, he was a partner in the law firm of Dow, Lohnes & Albertson, which firm served as counsel to the Company.

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

     Scott A. Shay has been a Director of the Company since January 1996 and served as Acting Chairman of the Board of the Company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc. since its formation in 1988. Mr. Shay is currently a director of Bank United Corp., and Bank United, the subsidiary of Bank United Corp. Bank Hapoalim B.M., in Tel Aviv, Israel, iOwn Holding, Inc. and Hyperion Capital Management, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. Mr. Shay is also a director of the general partner of Cardholder Management Services, L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc. where he was employed from 1980 to 1988.

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

     All directors of the Company are elected by the shareholders for a one-year term and hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. There are no family relationships among the directors and officers of the Company. All directors who are not employees of the Company are entitled to receive a fee of $10,000 per annum. In addition, all directors are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. Officers are chosen by and serve at the discretion of the Board of Directors. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

     Other than Timothy M. Aitken and Sarah L. Eames, none of the Company's executive officers have employment agreements or letters with the Company. See "Executive Compensation -- Employment Agreements;

Termination of Employment and Change-in-Control Arrangements."

     BOARD COMMITTEES

     The Company's Board of Directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

     AUDIT COMMITTEE.

     The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's consolidated financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management; (iii) considering the adequacy of the internal accounting and control procedures of the Company; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Shay, Green and Peris constitute the Audit Committee.

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

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year other than G. Richard Green, a director of the Company, who filed one Form 4 late with respect to one transaction which occurred in December 1998 and Jeffery S. Peris, a director of the Company, who did not timely file his Form 3 and one Form 4 with respect to one transaction which occurred in December 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999 and 1998 and the Eleven Month Period.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                   COMPENSATION AWARDS
                                                                 -------------------------
                                                 ANNUAL
                                               COMPENSATION      RESTRICTED   SECURITIES
NAME AND                        FISCAL       ---------------       STOCK      UNDERLYING   ALL OTHER
PRINCIPAL POSITION               YEAR        SALARY    BONUS       AWARDS      OPTIONS    COMPENSATION
------------------               ----        ------    -----       ------      -------    ------------
Timothy M. Aitken(1) ......     1999        $250,000  $100,000    $  --          --        $39,228(4)
  Chairman of the Board         1998         243,423       --        --      150,000        52,742(4)
  and Chief Executive        Eleven Month
  Officer                      Period        138,461       --        --      500,000        53,428(4)

Sarah L. Eames(2) .........     1999        $240,000  $100,000    $  --          --        $ 5,200(4)
  President                     1998         187,404       --        --      100,000            --
                             Eleven Month
                               Period         47,115       --        --       60,000            --

Wayne A. Palladino ........     1999        $225,000  $100,000    $  --          --        $91,866(5)
  Senior Vice President and     1998         181,731       --        --      100,000            --
  Chief Financial Officer    Eleven Month
                               Period        154,807       --        --       45,000            --

Gregory E. Marsella(3) ....     1999        $120,192  $    --     $  --          --        $ 4,500(4)
  Vice President, General       1998         121,154       --        --          --             --
Counsel and Secretary        Eleven Month
                               Period         26,923       --        --       48,000            --


----------

(1) Mr. Aitken became Chief Executive Officer and Chairman of the Company effective January 1997.

(2) Ms. Eames became Executive Vice President, Business Development and Marketing of the Company in June 1997 and President of the Company in May 1998.

(3) Mr. Marsella became Vice President, General Counsel and Secretary of the Company in July 1997 and resigned September 3, 1999.

(4)  Reflects reimbursement for certain travel expenses.

(5) Reflects forgiveness of a loan and reimbursement of certain travel expenses.

     In fiscal 1999, there were no options granted to any of the Named Officers pursuant to the Company's 1992 Stock Option Plan.

                    AGGREGATE OPTION EXERCISES IN FISCAL 1999
                     AND 1999 FISCAL YEAR-END OPTION VALUES


                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING             VALUE OF UNEXERCISED
                                    SHARES                         UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                   ACQUIRED      VALUE             AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
NAME                              ON EXERCISE    REALIZED      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                              -----------    --------      -------------------------   -------------------------
Timothy M. Aitken.........            --          --             516,666   /    133,334           $0   /  $0
Sarah L. Eames............            --          --             146,667   /     13,333            0   /   0
Wayne A. Palladino........            --          --             135,000   /     15,000            0   /   0


----------

(1) Calculated on the basis of $2.00 per share, the closing sale price of the Common Stock as reported on Amex on September 30, 1999, minus the exercise price.

     COMPENSATION OF DIRECTORS

     See "Directors and Executive Officers of the Registrant" with respect to compensation of non-employee directors.

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

     In connection with Ms. Eames' employment with the Company, the Company has agreed that if Ms. Eames' employment is terminated (other than for cause) she will be entitled to one year's salary (currently $240,000 per year) plus relocation expenses to California.

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

     STOCK OPTION PLANS

     1992 STOCK OPTION PLAN.

     In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option

Plan (the "Option Plan"). The Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors. The number of shares of Common Stock available for issuance thereunder is 3,175,361 shares as of September 30, 1999. Beginning in fiscal 1999 and ending in July 2002, the number of shares available for issuance under the Option Plan, as amended, increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year. As of January 3, 2000, the number of shares of Common Stock available for issuance thereunder is 3,350,872 shares.

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

     On December 15, 1998, the Company granted options to purchase shares of Common Stock at $4.31 per share under the Option Plan as follows: (i) 5,000 to Mr. Peris and (ii) 5,000 to Mr. Green.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of January 3, 2000, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all executive officers and directors of the Company as a group (7 persons).


                                                NUMBER OF SHARES       PERCENTAGE
NAME                                           BENEFICIALLY OWNED   BENEFICIALLY OWNED
----                                           ------------------   ------------------

Timothy M. Aitken(1)........................          670,000           3.7%
Sarah L. Eames(2)...........................          150,667            *
Wayne A. Palladino(3).......................          224,190           1.3%
Gregory E. Marsella(4)......................              --             --
Lewis S. Ranieri(5).........................       13,818,021           67.2%
Scott A. Shay(5)............................       13,818,021           67.2%
Jeffrey S. Peris(6).........................            3,667            *
G. Richard Green(6).........................            4,667            *
Hyperion Partners II L.P.(7)................       13,818,021           67.2%
Hyperion TW Fund L.P.(8)....................       13,818,021           67.2%
All executive officers and directors
  as a group (7 persons)(9) ................       14,871,212           69.2%


----------

*    Less than one percent.

(1) Includes 650,000 shares subject to options exercisable within 60 days from January 3, 2000.

(2) Includes 146,667 shares subject to options exercisable within 60 days from January 3, 2000.

(3) Includes 135,000 shares subject to options exercisable within 60 days from January 3, 2000.

(4) Mr. Marsella resigned as Vice President, General Counsel and Secretary effective September 3, 1999.

(5) Includes 6,669,565 shares of Common Stock and 3,000,000 shares of Common Stock underlying the warrants exercisable within 60 days from January 3, 2000 (the "Warrants") acquired pursuant to the HPII Purchase Agreement (as defined herein) which HPII has purchased and 4,148,456 shares of Common Stock which the Fund (each of which are affiliates of Messrs. Ranieri and Shay) has purchased and as to which Messrs. Ranieri and Shay disclaim beneficial ownership. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."

(6) Includes 1,667 shares subject to options exercisable within 60 days from January 3, 2000.


(7)  Includes 4,148,456 shares of Common Stock which the Fund (an affiliate of
     HPII) has purchased and as to which HPII disclaims beneficial ownership and 3,000,000 shares of Common Stock subject to the Warrants exercisable within 60 days from January 3, 2000. The address of HPII is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. See "Certain Relationships and Related Transactions -- Transactions with Principal Shareholders."

(8) Includes 6,669,565 shares of Common Stock and 3,000,000 shares subject to the Warrants exercisable within 60 days from January 3, 2000 which HPII (an affiliate of the Fund) has purchased and as to which the Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(9) Includes all shares held by Messrs. Aitken, Palladino, Ranieri, Shay, Peris, Green and Ms. Eames, and those shares subject to options and Warrants held by such individuals exercisable within 60 days from January 3, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TRANSACTIONS WITH PRINCIPAL SHAREHOLDERS

     Under a unit purchase agreement dated November 20, 1995, as amended (the "HPII Purchase Agreement") pursuant to which HPII acquired its initial equity interest in the Company, until July 31, 2001, HPII has the right to designate to the Board of Directors of the Company the greater of three directors or 40% of the number of directors constituting the entire Board of Directors. Messrs. Ranieri and Shay are the HPII designees presently serving on the Board of Directors.

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

     In November and December, 1996, HPII purchased from various unrelated third parties certain trade receivables due from HMI (the "HMI Receivables") at various discounts. The aggregate face amount of these receivables was approximately $18,300,000. On March 26, 1997, HPII and the Company entered into the a stock purchase agreement (the "AP Stock Purchase Agreement"), as amended, pursuant to which HPII and the Company agreed, subject to the conditions stated in the AP Stock Purchase Agreement, that the Company would issue shares of its Common Stock (the "HPII Shares") equal to the Agreed Value (as defined herein) divided by the Agreed Price (as defined herein) in consideration of the assignment by HPII to the Company of the HMI Receivables. For the purposes of the AP Stock Purchase Agreement, (A) "Agreed Value" means the sum of the following amounts: (i) $4,000,000, plus (ii) 10% of the first $20,000,000 of Net Recovery (as defined herein), plus (iii) 30% of the next $10,000,000 of Net Recovery, plus (iv) 50% of any amount of Net Recovery in excess of $30,000,000;
(B) "Net Recovery" means the amount realized or recovered by the Company on or after September 1, 1997 on or in respect of (i) any indebtedness owed by HMI and/or its subsidiaries to the Company;

(ii) any investment made by the Company in HMI and/or its subsidiaries; and
(iii) the HMI Receivables (including, without limitation, by reason of any claims against third parties relating to the purchase of any of the foregoing), net of (x) the merger consideration paid by the Company to acquire HMI and (y) all reasonable out-of-pocket costs and expenses incurred by the Company in connection with such realization or recovery. Net Recovery does not include any tax benefit to the Company from the net loss on its equity and debt investments in HMI; and (C) "Agreed Price" means the lesser of $7-5/8 and the closing price of the Common Stock of the Company on the last trading day prior to the closing of the AP Stock Purchase Agreement. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII contributed the HMI Receivables to the Company in exchange for 1,159,288 shares of the Company's Common Stock with a value per share of $6.00. The aggregate value of the HPII Shares was $6,956,000. The shares of Common Stock issued pursuant to this agreement are also covered by a registration agreement entered into with HPII in connection with the HPII Purchase Agreement. The Company will bear all expenses, other than underwriting discounts and commissions, in connection with any such registration.

     On April 13, 1998, a shareholder derivative action was filed against certain officers and directors of the Company, alleging that consummation of the AP Stock Purchase Agreement was against the best interests of the Company's shareholders (see "Legal Proceedings").

     During the summer of 1999 the Company's U.K. Operations were in the process of acquiring three nursing and carer agencies when the Company was informed by its senior lenders that they would not consent to these pending acquisitions. The Company then requested that HPII complete these acquisitions on the Company's behalf. Affiliates of HPII (the "HP Affiliates") completed these acquisitions in August and September, 1999. Effective December 17, 1999, the Company acquired all three businesses from the HPII Affiliates for the aggregate amount of $2,992,000 representing HPII's acquisition cost plus, interest at a rate of 12% per annum and reimbursement of transaction costs. Messrs. Ranieri and Shay did not participate in any action by the Board of Directors with respect to these acquisitions.

     TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

     On December 14, 1992, a former principal shareholder and a former director and officer of the Company, each sold 6,666 shares of Common Stock at a price of $5.00 per share to Mr. Palladino. On such date, the Company loaned Mr. Palladino the funds necessary to consummate such purchases. On April 8, 1998, the Company forgave the $66,666 loan provided that Mr. Palladino remain employed by the Company as follows: one-third as of April 9, 1998, one-third on January 1, 1999 and one-third on September 30, 1999.

     Mr. Palladino among others, (collectively, the "Restricted Transferees") has entered into a stock restriction agreement (the "Restriction Agreement"), pursuant to which he agreed to limit the transferability of his shares of Common Stock, as well as other "Common Equivalents" to the extent described therein. Unless otherwise consented to in writing by HPII, none of the Restricted Transferees may transfer any of his shares of Common Stock or other Common Equivalents owned by him if, at the time of such transfer or after giving effect thereto, the Restricted Transferee's "Shareholder Percentage" would be less than the lesser of 0.75 and the "HPII Percentage." For purposes of the Restriction Agreement, the term "Shareholder Percentage" means a fraction, the denominator of which is the number of Common Equivalents that such shareholder and his related persons owned or had the right to acquire on the date of the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by such Restricted

Transferee; and the term "HPII Percentage" means a fraction, the denominator of which is the number of Common Equivalents purchased by HPII or which HPII has the right to purchase pursuant to the HPII Purchase Agreement, and the numerator of which is the numerical amount of the denominator less the number of Common Equivalents transferred by HPII. The effect of the Restriction Agreement, in general, is to limit a Restricted Transferee's ability to sell his shares of Common Stock to the extent that his shareholdings would be less than 75% of his current holdings or, if less, the HPII Percentage.

     In connection with the Refinancing, Mr. Aitken (the Company's Chairman and Chief Executive Officer), Ms. Eames (the Company's President), Mr. Palladino (the Company's Chief Financial Officer), Mr. Green (a director of the Company) and certain other directors and officers of TW UK and its subsidiaries co-invested, alongside the other Investors, $800,000, $100,000, $25,000 and $1,100,000, respectively, in senior subordinated notes and also received warrants exercisable into approximately 2% in the aggregate of the fully diluted ordinary shares of TW UK. The terms of the senior subordinated notes and warrants acquired by the foregoing persons are identical to the senior subordinated notes and warrants acquired by the other Investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Certain directors of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation-Stock Option Plans."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Index to Consolidated Financial Statements                     Page

            Report of Independent Accountants                              F-1

            Consolidated Balance Sheets - September 30, 1999 and 1998      F-2

            Consolidated Statement of Operations - For the Years Ended September 30, 1999 and 1998 and the Eleven Months Ended
            September 30, 1997                                             F-3

            Consolidated Statement of Changes in Stockholders' Equity-
            For the Years Ended September 30, 1999 and 1998 and the
            Eleven Months Ended September 30, 1997                         F-4

            Consolidated Statement of Cash Flows - For the Years Ended September 30, 1999 and 1998 and the Eleven Months Ended
            September 30, 1997                                             F-5

            Notes to Consolidated Financial Statements                     F-7

            Quarterly Financial Information (Unaudited)                    F-37

     (a)(2) Index to Consolidated Financial Statements Schedule

            Schedule II Valuation and Qualifying Accounts                  S-1

            Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

     (b)    Reports on Form 8-K

            None

     (c)    Exhibits

            The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

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

3.5 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on April 16, 1998.

3.6 Restated By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

4.1 Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement (No. 33-50876) on Form S-1).

10.1 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.2 Agreement, dated June 5, 1992, among Kinder Investments L.P., Richard Elkin, Joseph J. Raymond, Elliott H. Vernon and United States Home Health Care Corp. regarding Buy-Out and Registration Rights, as amended (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement (No. 33-50876) on Form S-1).

10.3 Form of Indemnification Agreement with the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

Exhibit
Number                                Title
------                                -----

10.4 Amendment Agreement, effective as of May 5, 1995, to the Stock Purchase Agreement, dated as of April 1, 1995, as amended, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.5 Amended and Restated Asset Purchase Agreement, dated as of March 1, 1995, among DermaQuest, Precision Health Care, Inc., and Les Capella (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

10.6 Asset Purchase Agreement between The PromptCare Companies, Inc. and The Pulmonary Division of Delaware Valley Lung Center, P.C. effective as of January 1, 1995 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on or about February 15, 1995).

10.7 DermaQuest Amendment Agreement, dated as of March 1, 1995, among the Company, Edward Mashek, Walter Kraemer, Lorraine Andrews and E/L Associates (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995).

10.8 Asset Purchase Agreement, dated as of May 28, 1993, among TNI, Complete Health Care Services, Inc. and others (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993).

10.9 Exchange Offer and Confidential Investment Summary, dated August 23, 1993, (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 30, 1993).

10.10 Stock Purchase Agreement, dated as of April 1, 1994, among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 3, 1994).

10.11 Amendment, dated July 29, 1994, to the Stock Purchase Agreement among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 5, 1994).

10.12 Amendment among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews, dated November 28, 1994, to the Stock Purchase Agreement, as amended (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to the Company's Current Report on Form 8-K, originally filed on May 3, 1994).

Exhibit
Number                                Title
------                                -----

10.13 Stock Purchase Agreement, dated as of November 1, 1994, by and among the Company, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 28, 1994).

10.14 DermaQuest Amendment Agreement, dated as of November 1, 1995, which amended a Stock Purchase Agreement, dated as of November 1, 1994, among the Company and Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended October 31,
          1995).

10.15 Unit Purchase Agreement, dated as of November 20, 1995, as amended, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.16 Subordinated Note Purchase Agreement, dated as of January 10, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995).

10.17 Amendment dated February 16, 1996 to Subordinated Note Purchase Agreement between the Company and HPII (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.18 Amendment dated May 30, 1996 to Subordinated Note Purchase Agreement, dated as of January 10, 1996, as amended on February 16, 1996, between the Company and HPII (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.19 Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 31, 1996).

10.20 Pledge Agreement dated as of July 31, 1996 in favor of Bankers Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.21 Security Agreement among the Company, Various Subsidiaries and Bankers Trust Company, as Collateral Agent dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

Exhibit
Number                                Title
------                                -----

10.22 Subsidiaries Guaranty dated as of July 31, 1996 (incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.23 First Amendment to Credit Agreement and to Pledge Agreement, dated as of November 13, 1996, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.24 Second Amendment to Credit Agreement, dated as of January 13, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.25 Third Amendment to Credit Agreement, dated as of April 17, 1997, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

10.26 Fourth Amendment to Credit Agreement, dated as of May 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

10.27 Fifth Amendment to Credit Agreement, dated as of June 30, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

10.28 Sixth Amendment to Credit Agreement, dated as of September 15, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.32 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30,
          1997).

10.29 Seventh Amendment to Credit Agreement, dated as of October 1, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.30 Eighth Amendment to Credit Agreement, dated as of November 12, 1997 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.34 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30,
          1997).

Exhibit
Number                                Title
------                                -----

10.31 Ninth Amendment to Credit Agreement, dated as of February 5, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

10.32 Tenth Amendment to Credit Agreement, dated as of April 7, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.33 Eleventh Amendment to Credit Agreement, dated as of July 15, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.34 Twelfth Amendment to Credit Agreement, dated as of August 12, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).

10.35 Thirteenth Amendment to Credit Agreement, dated as of October 1, 1998 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).

10.36 Fourteenth Amendment to Credit Agreement, dated as of January 8, 1999 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.37 Fifteenth Amendment to Credit Agreement, dated as of March 1, 1999 between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.38 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to resignation (incorporated herein by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

10.39 Agreement dated May 14, 1996 between the Company and Joseph J. Raymond relating to consulting services (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).

Exhibit
Number                                Title
------                                -----

10.40 Purchase and Sale Agreement, dated as of November 12, 1996, between the Company and European American Bank (incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.41 Purchase and Sale Agreement, dated of November 12, 1996, between the Company and the Chase Manhattan Bank (incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.42 Agreement, dated as of November 13, 1996, between the Company, HMI, Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc. and HMI Maryland, Inc. (incorporated herein by reference to
          Exhibit 8 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.43 Subsidiary Assumption Agreement, dated as of November 13, 1996, among Transworld Acquisition Corp., IMH Acquisition Corp. and Bankers Trust Company, as Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.44 Agreement and Plan of Merger, dated as of November 13, 1996, among the Company, IMH Acquisition Corp. and HMI (incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.45 Stock Purchase Agreement, dated as of November 13, 1996, between HMI and the Company (incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by the Company, HPII, Hyperion Ventures II L.P., Hyperion Funding II Corp., Lewis S. Ranieri and Scott A. Shay on or about November 22, 1996).

10.46 Asset Purchase Agreement, dated as of October 14, 1996, between RespiFlow, Health Meds, O.W. Edwards and Rick Hedrick (incorporated herein by reference to Exhibit A to the Company's Current Report on Form 8-K dated October 28, 1996).

10.47 Asset Purchase Agreement, dated as of October 31, 1996, between Transworld Acquisition Corp., the Company, USNJ and U.S. HomeCare Corporation (incorporated herein by reference to Exhibit B to the Company's Current Report on Form 8-K dated October 28, 1996).

Exhibit
Number                                Title
------                                -----

10.48 DermaQuest Amendment Agreement, dated as of February 1, 1996, among the Company, DermaQuest, Edward Mashek, Walter Kraemer and Lorraine Andrews (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996).

10.49 Stock Purchase Agreement, dated January 8, 1997, by and between the Company and HPII (incorporated herein by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.50 Employment Agreement, dated as of January 13, 1997, between the Company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

10.51 Letter Agreement amending Agreement and Plan of Merger, dated January 13, 1997, between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 22, 1997).

10.52 Letter Agreement dated March 26, 1997, amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 27, 1997).

10.53 Stock Purchase Agreement between the Company and HPII dated as of March 26, 1997 (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.54 Stock Purchase Agreement between the Company and the Fund dated as of March 26, 1997 (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated as of April 16, 1997).

10.55 Recommended Cash Offer by Henry Cooke Corporate Finance Ltd. on behalf of Transworld Healthcare (UK) Limited, a subsidiary of the Company for Omnicare (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 dated as of July 2, 1997).

10.56 Letter Agreement dated July 7, 1997 amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 10.53 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

Exhibit
Number                                Title
------                                -----

10.57 Asset Purchase Agreement dated as of October 1, 1997 among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc., the Company, Stadtlander Drug Distribution Co., Inc. and Counsel (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.58 Amendment dated as of August 14, 1997 to Stock Purchase Agreement dated March 26, 1997 between HPII and the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated October 10, 1997).

10.59 Stock Purchase Agreement between the Company, Parkway Ventures, Inc. and Radamerica dated as of July 31, 1997 (incorporated herein by reference to Exhibit (c) to the Company's Current Report on Form 8-K dated July 31, 1997).

10.60 Agreement for Sale and Purchase of Allied between Transworld Healthcare (UK) Limited and Vanessa Rosamunde Wynn Griffiths and David Wynn Griffiths dated July 1, 1997 (incorporated herein by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 3,
          1997).

10.61 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its Annual Meeting held on May 28,
          1997).

10.62 Transition Agreement dated October 1, 1997, by and among HMI, Health Reimbursement Corporation, HMI Illinois, Inc., HMI Maryland, Inc., HMI Pennsylvania, Inc., HMI PMA, Inc., HMI Retail Corp., Inc., Home Care Management, Inc. and Stadlander Drug Distribution Co., Inc. (incorporated herein by reference to Exhibit 10.59 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

10.63 Letter Agreement dated June 12, 1997 amending Agreement and Plan of Merger between the Company and HMI (incorporated herein by reference to Exhibit 10.60 to the Company's Transition Report on Form 10-K for transition period from November 1, 1996 to September 30, 1997).

10.64 Asset Purchase Agreement dated as of June 5, 1998 between the Company, TNI and Pediatric Services of America, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 15, 1998).

10.65* Voting Trust Agreement dated December 17, 1999 by and among UK Parent, TW UK, the Company, Triumph and the Trustee.

10.66* Securities Purchase Agreement of UK Parent and TW UK , dated December 17, 1999.

Exhibit
Number                                Title
------                                -----

10.67* Senior Credit Agreement among UK Parent, TW UK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and Security Agent and Others, dated as of December 17, 1999.

10.68* Mezzanine Agreement among UK Parent, TW UK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others, dated as of December 17, 1999.

10.69* Warrant Instrument to subscribe for Shares in TW UK in favor of the mezzanine lenders, dated as of December 17, 1999.

11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

21.1*     Subsidiaries of the Company.

23.1* Consent of PricewaterhouseCoopers LLP, independent accountants of the Company.

27*       Financial Data Schedule.


----------

*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TRANSWORLD HEALTHCARE, INC.

                                                   By: /s/ Timothy M. Aitken
                                                      --------------------------
                                                      Timothy M. Aitken
                                                      Chairman of the Board and
                                                      Chief Executive Officer

Date:  January 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                Title                          Date
     ---------                                -----                          ----

/s/ Timothy M. Aitken        Chairman of the Board and Chief          January 13, 2000
----------------------       Executive Officer (Principal Executive
    Timothy M. Aitken        Officer)


/s/ Wayne A. Palladino       Senior Vice President and Chief          January 13, 2000
----------------------       Financial Officer (Principal Financial
    Wayne A. Palladino       and Accounting Officer)


/s/ Lewis S. Ranieri         Director                                 January 13, 2000
----------------------
    Lewis S. Ranieri


/s/ Scott A. Shay            Director                                 January 13, 2000
----------------------
    Scott A. Shay


/s/ Jeffrey S. Peris         Director                                 January 13, 2000
----------------------
    Jeffrey S. Peris


/s/ G. Richard Green         Director                                 January 13, 2000
----------------------
    G. Richard Green

TRANSWORLD HEALTHCARE, INC.

Index to Consolidated Financial Statements                                       Page
------------------------------------------                                       ----
Report of Independent Accountants                                                 F-1

Consolidated Balance Sheets - September 30, 1999
  and 1998                                                                        F-2

Consolidated Statement of Operations - For the Years Ended September 30, 1999
  and 1998 and the Eleven Months Ended September 30, 1997                         F-3

Consolidated Statement of Changes in Stockholders' Equity - For the Years Ended
  September 30, 1999 and 1998 and the Eleven Months Ended September 30, 1997      F-4

Consolidated Statement of Cash Flows - For the
  Years Ended September 30, 1999 and 1998 and
  the Eleven Months Ended September 30, 1997                                      F-5

Notes to Consolidated Financial Statements                                        F-7

Quarterly Financial Information (Unaudited)                                       F-37

Index to Consolidated Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts                                   S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Transworld Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-i present fairly, in all material respects, the financial position of Transworld Healthcare, Inc. and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, and the eleven months ended September 30, 1997 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-i present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
January 5, 2000

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                             1999             1998
                                                           ---------        ---------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                $   5,158        $  10,413
  Accounts receivable, less allowance for doubtful
    accounts of $19,870 and $15,367, respectively             30,814           32,223
  Inventories                                                  2,929            4,188
  Deferred income taxes                                        6,930            6,732
  Prepaid expenses and other assets                            4,735            4,382
                                                           ---------        ---------
         Total current assets                                 50,566           57,938
Property & equipment, net                                      9,929            9,888
Intangible assets, net                                       103,248          105,784
Deferred income taxes                                          6,173            3,483
Other assets                                                   2,205            2,615
                                                           ---------        ---------
         Total assets                                      $ 172,121        $ 179,708
                                                           =========        =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt, including
    obligations under capital leases                       $   1,364        $      40
  Accounts payable                                             5,058            2,728
  Accrued expenses                                            14,899           12,901
  Income taxes payable                                         3,240            3,022
  Acquisitions payable                                                             99
                                                           ---------        ---------
         Total current liabilities                            24,561           18,790
Long-term debt, including obligations under
  capital leases, less current portion                        54,407           57,307
Deferred income taxes and other                                1,879            1,706
                                                           ---------        ---------
         Total liabilities                                    80,847           77,803
                                                           ---------        ---------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding
    17,551 and 17,536 shares, repectively                        176              175
  Additional paid-in capital                                 125,526          125,461
  Accumulated other comprehensive (loss) income                 (405)           2,946
  Retained deficit                                           (34,023)         (26,677)
                                                           ---------        ---------
         Total stockholders' equity                           91,274          101,905
                                                           ---------        ---------
         Total liabilities and stockholders' equity        $ 172,121        $ 179,708
                                                           =========        =========


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              ELEVEN
                                                            YEAR ENDED      YEAR ENDED      MONTHS ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                              1999             1998             1997
                                                            ---------        ---------       ---------
Revenues:
    Net patient services                                    $  80,169        $  68,887       $  29,844
    Net respiratory, medical equipment and supplies sales      65,277           76,185          52,562
    Net infusion services                                       9,282           10,237          11,038
                                                            ---------        ---------       ---------
          Total revenues                                      154,728          155,309          93,444
                                                            ---------        ---------       ---------
Cost of revenues:
    Patient services                                           54,620           47,779          18,132
    Respiratory, medical equipment and supplies sales          37,650           41,898          25,687
    Infusion services                                           7,140            7,515           7,568
                                                            ---------        ---------       ---------
          Total cost of revenues                               99,410           97,192          51,387
                                                            ---------        ---------       ---------
          Gross profit                                         55,318           58,117          42,057
Selling, general and administrative expenses                   57,946           51,980          42,931
Gain on sale of assets                                                          (2,511)           (606)
Special charges, primarily goodwill impairment (Note 8)                                         16,677
Equity in loss of HMI, net (Note 3)                                                             18,076
                                                            ---------        ---------       ---------
          Operating (loss) income                              (2,628)           8,648         (35,021)
Interest income                                                  (227)            (635)         (2,271)
Interest expense                                                5,445            6,286           5,063
                                                            ---------        ---------       ---------
          (Loss) income before income taxes                    (7,846)           2,997         (37,813)
(Benefit) provision for income taxes                             (500)           1,844          (5,078)
                                                            ---------        ---------       ---------
          Net (loss) income                                 $  (7,346)       $   1,153       $ (32,735)
                                                            =========        =========       =========
Net (loss) income per share of common stock:
          Basic and diluted                                 $   (0.42)       $    0.07       $   (2.56)
                                                            =========        =========       =========
Weighted average number of common shares outstanding:
          Basic                                                17,547           17,327          12,794
                                                            =========        =========       =========
          Diluted                                              17,547           17,488          12,794
                                                            =========        =========       =========


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                                                    ACCUMULATED
                                                 COMMON STOCK           ADDITIONAL     OTHER          RETAINED
                                             -------------------------   PAID-IN    COMPREHENSIVE    (DEFICIT)
                                                SHARES      AMOUNT       CAPITAL    (LOSS) INCOME     EARNINGS           TOTAL
                                             -----------   ----------- ----------   -------------    -----------     -------------

Balance, October 31, 1996                        9,940    $      99    $  62,221                      $   4,905        $  67,225
Net loss                                                                                                (32,735)         (32,735)
Translation adjustment                                                              $  (2,192)                            (2,192)
Issuance of common stock for:
     Private offering                            5,015           50       50,465                                          50,515
     Radamerica per share price
           guarantee (Note 3)                      321            3           (3)
     Exercise of stock options and
           warrants, including tax benefit         210            2          703                                             705
Cancellation of common stock from:
     Termination of VIP agreement
           (Note 3)                                (40)                     (354)                                           (354)
     Repayment of Radamerica notes
           receivable                             (146)          (1)      (1,258)                                         (1,259)
                                             ---------    ---------    ---------    ---------         ---------        ---------
Balance, September 30, 1997                     15,300          153      111,774       (2,192)          (27,830)          81,905
Net income                                                                                                1,153            1,153
Translation adjustment                                                                  5,138                              5,138
Issuance of common stock for:
     HMI Receivables transaction (Note 7)        1,159           12        6,944                                           6,956
     Exercise of stock options and
           warrants                              1,090           11        6,483                                           6,494
Cancellation of common stock from:
     Repayment of related party
           notes receivable                        (13)          (1)         (80)                                           (81)
Issuance of options for services rendered                                    340                                            340
                                             ---------    ---------    ---------    ---------         ---------        ---------
Balance, September 30, 1998                     17,536          175      125,461        2,946           (26,677)         101,905
Net loss                                                                                                 (7,346)          (7,346)
Translation adjustment                                                                 (3,351)                            (3,351)
Issuance of common stock for:
     Exercise of stock options                      15            1           65                                              66
                                             ---------    ---------    ---------    ---------         ---------        ---------
Balance, September 30, 1999                     17,551    $     176    $ 125,526    $    (405)        $ (34,023)       $  91,274
                                             =========    =========    =========    =========         =========        =========



See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

                                                                                                         ELEVEN
                                                                      YEAR ENDED       YEAR ENDED      MONTHS ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1999             1998            1997
                                                                      ------------    -------------   -------------
Cash flows from operating activities:
    Net (loss) income                                                 $  (7,346)      $   1,153       $ (32,735)
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                 2,312           1,981           1,324
            Amortization of goodwill                                      3,168           2,841           1,458
            Amortization of other intangible assets                         291             306             408
            Amortization of debt issuance costs                           1,086           1,151             830
            Provision for doubtful accounts                              12,272           8,318          12,973
            Gain on sale of assets                                                       (2,511)           (606)
            Special charges, primarily goodwill impairment                                               16,677
            Equity in loss of HMI                                                                        18,796
            Deferred income taxes                                        (2,684)           (988)         (5,574)
    Changes in assets and liabilities, excluding
        the effect of businesses acquired and sold:
            Increase in accounts receivable                             (11,173)         (7,372)        (11,351)
            Decrease (increase) in inventories                            1,208            (897)           (102)
            Increase in prepaid expenses and other assets                  (491)           (246)         (4,457)
            Increase (decrease) in accounts payable                       2,359          (5,270)          1,910
            Increase (decrease) in accrued expenses
                and other liabilities                                     2,256           1,396            (640)
                                                                      ---------       ---------       ---------
                Net cash provided by (used in) operating activities       3,258            (138)         (1,089)
                                                                      ---------       ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                                 (2,642)         (3,346)         (2,694)
    Notes receivable - payments received                                     58                           4,683
    Proceeds from termination of VIP agreement                                                              500
    Proceeds from sale of property and equipment                             90              60             550
    Proceeds from sale of Radamerica, net of cash
        overdraft when sold                                                               1,204          12,114
    Proceeds from sale of TNI's assets                                                    4,765
    Proceeds from sale of HMI's assets                                                   32,328
    Advances to and investment in HMI                                                   (11,122)        (36,872)
    Acquisitions - net of cash acquired                                  (3,694)           (846)        (93,586)
    Payments on acquisitions payable                                       (130)           (406)         (1,833)
    Purchases of other intangible assets                                    (16)           (396)
                                                                      ---------       ---------       ---------
                Net cash (used in) provided by investing activities      (6,334)         22,241        (117,138)
                                                                      ---------       ---------       ---------

                                                                                                    (Continued)



See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In thousands)

                                                                                                         ELEVEN
                                                                       YEAR ENDED      YEAR ENDED      MONTHS ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1999             1998            1997
                                                                      ------------    -------------   -------------
Cash flows from operating activities:
    Proceeds from issuance of common stock                                                             $  50,650
    Payment of costs associated with
        issuance of common stock                                                                            (175)
    Payments on notes payable                                                                                (11)
    Borrowing under revolving loan                                                                        96,847
    Payments on revolving loan                                        $  (1,500)       $ (29,100)        (22,983)
    Proceeds from long-term debt                                                              55              47
    Principal payments on long-term debt                                    (73)             (58)           (340)
    Payments for debt issuance costs                                       (346)             (17)         (1,564)
    Stock options and warrants exercised, net,
        including tax benefit                                                66            6,492             939
                                                                      ---------        ---------       ---------
                Net cash (used in) provided by financing activities      (1,853)         (22,628)        123,410
                                                                      ---------        ---------       ---------
Effect of exchange rate on cash                                            (326)             312             845
                                                                      ---------        ---------       ---------
(Decrease) increase in cash                                              (5,255)            (213)          6,028
Cash and cash equivalents,
    beginning of period                                                  10,413           10,626           4,598
                                                                      ---------        ---------       ---------
Cash and cash equivalents,
    end of period                                                     $   5,158        $  10,413       $  10,626
                                                                      =========        =========       =========
Supplemental cash flow information:
  Cash paid for interest                                              $   4,192        $   5,330       $   3,993
                                                                      =========        =========       =========
  Cash paid (refunded) for income taxes, net                          $   1,948        $    (506)      $   2,312
                                                                      =========        =========       =========
Supplemental disclosure of non-cash
    investing and financing activities:
        Details of business acquired in
            purchase transactions:
                Fair value of assets acquired                         $   3,730        $   1,151       $ 106,402
                                                                      =========        =========       =========
                Liabilities assumed or incurred                       $      36        $     305       $  11,951
                                                                      =========        =========       =========
                Cash paid for acquisitions (including
                    related expenses)                                 $   3,694        $     846       $  94,451
                Cash acquired                                                                                865
                                                                      ---------        ---------       ---------
                Net cash paid for acquisitions                        $   3,694        $     846       $  93,586
                                                                      =========        =========       =========
       Additional non-cash activities are disclosed in the
       notes to the consolidated financial statements.






See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   BASIS OF PRESENTATION:

     Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy.

     During July 1997, the Company completed the following significant acquisitions:

     COMPANY                                 NATURE OF BUSINESS
     -------                                 ------------------

     Omnicare plc ("Omnicare")               Respiratory equipment and services
                                             and medical and surgical products

     Allied Medicare Limited ("Allied")      Nursing and para-professional
                                             services

     The consolidated financial statements presented herein are those of the Company and include the results of the aforementioned acquired companies from their respective dates of acquisition (Note 3).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF ACCOUNTING:

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting standards.

     FISCAL YEAR CHANGE:

     The Company changed its fiscal year end from October 31 to September 30 effective for fiscal 1997.

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities that are 20% to 50% owned are accounted for under the equity method of accounting.

     REVENUE RECOGNITION:

     Patient services and infusion and respiratory therapy revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from home medical equipment (including respiratory equipment) are recognized over the period the equipment is rented (typically on a month-to-month basis) and approximated $5,884, $6,711 and $5,402 in fiscal 1999, 1998 and 1997, respectively.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Revenues from the sale of pharmaceuticals and supplies are recognized when products are shipped and are recorded at amounts expected to be paid by third-party payors.

     The Company receives a majority of its revenue from third-party insurance companies, the National Health Services (the "NHS") and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997, 36%, 30% and 13%, respectively of the Companies net revenues were attributable to the NHS and other U.K. governmental payors programs. For the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 23%, 33% and 53%, respectively, of the Company's total revenues.

     INCOME TAXES:

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not.

     Deferred taxes are provided primarily for bad debts, Federal and state net operating losses, acquisition liabilities, depreciation and amortization of intangibles, which are reported for Federal income tax purposes in different periods than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred taxes to the amounts expected to be realized.

     EARNINGS PER SHARE:

     Effective October 1, 1997, the Company adopted the provisions SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to contingently issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. At September 30, 1999, 1998 and 1997, the Company had outstanding stock options and warrants to purchase 3,683, 3,965 and 3,809 shares, respectively of common stock ranging in price from $4.31 to $12.45, $4.38 to $12.45 and $7.88 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. In addition, for the year ended September 30, 1999 and for the eleven months ended September 30, 1997, the Company had an incremental weighted average of 128 and 699 shares, respectively, of stock options and warrants which were not included in the diluted computation as the effect of such inclusion would have been anti-dilutive due to a net loss position.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The weighted average number of common shares outstanding have been restated for the eleven months ended September 30, 1997 to reflect the provisions of SFAS No. 128. This restatement had no effect on EPS.

     The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 1999 and 1998 and eleven months ended September 30, 1997 are as follows:

                                                                                                  ELEVEN MONTHS
                                                         YEAR ENDED           YEAR ENDED              ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                            1999                 1998                 1997
                                                      ---------------      ---------------       ----------------
     Weighted average number of common
       shares outstanding                                  17,547               16,663                12,517
     Weighted average number of contingently
       issuable shares per agreements                                              664                   277
                                                           ------               ------                ------
     Shares used in computation of basic net
       (loss) income per share of common stock             17,547               17,327                12,794
     Incremental shares after application
       of treasury stock method, of stock
       options and warrants                                                        161
                                                           ------               ------                ------
     Shares used in computation of diluted net
       (loss) income per share of common stock             17,547               17,488                12,794
                                                           ======               ======                ======

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell.

     STOCK-BASED COMPENSATION:

     The accompanying Consolidated Balance Sheets and Statement of Operations of the Company have been prepared in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying consolidated financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock as defined. The Company only issues fixed term stock option grants at the quoted market price on the date of the grant.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Effective November 1, 1996, the Company adopted the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," including pro forma operating results had the Company prepared it consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation, and they have been included in Note 11.

     COMPREHENSIVE INCOME:

     Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company. The following table displays comprehensive (loss) income for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997:


                                                                              ELEVEN MONTHS
                                        YEAR ENDED        YEAR ENDED              ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,         SEPTEMBER 30,
                                           1999              1998                 1997
                                      --------------    --------------       ----------------
         Net (loss) income            $    (7,346)         $   1,153            $   (32,735)
         Change in cumulative
            translation adjustment         (3,351)             5,138                 (2,192)
                                      -----------          ---------            -----------
         Comprehensive (loss) income  $   (10,697)         $   6,291            $   (34,927)
                                      ===========          =========            ===========

     SEGMENT INFORMATION:

     Effective October 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the Company's consolidated financial statements for the periods presented.

     CONTINGENCIES:

     Contingent liabilities, including any material claims, disputes, or unsettled matters with third-party

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     payors, are disclosed where management believes they are material to the Company's financial position.

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

     INVENTORIES:

     Inventories are valued at the lower of cost (determined using a first-in, first-out method) or market. Inventories, which consists primarily of finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment.

     PROPERTY AND EQUIPMENT:

     Property and equipment, including revenue producing equipment, is carried at cost, net of accumulated depreciation and amortization. Revenue producing equipment in the U.K. consists of oxygen cylinders and oxygen concentrators. Depreciation for these oxygen cylinders and oxygen concentrators is provided on the straight-line method over their estimated useful lives of twenty and seven years, respectively. Revenue producing equipment in the U.S. consists of home medical equipment (e.g., respiratory equipment, beds and wheelchairs). Depreciation for this home medical equipment is provided primarily on the straight-line method over their estimated useful lives of three to seven years. Buildings are being depreciated over their useful lives of twenty-five to fifty years and leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Routine maintenance and repairs that do not extend the useful life of property and equipment are charged against results of operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are reversed from the accounts, and any resulting gain or loss is reflected in the accompanying Consolidated Statement of Operations.

     INTANGIBLE ASSETS:

     Intangible assets, consisting principally of goodwill and covenants not-to-compete, are carried at cost, net of accumulated amortization. All goodwill is enterprise goodwill and is amortized on a straight-line basis primarily over forty years. Amortization of other intangible assets (primarily covenants not-to-compete) is provided on a straight-line basis over three to fifteen years.

     The Company selected the forty-year amortization period based on the likely period of time over which the related economical benefit will be realized. The Company believes that the estimated goodwill life is reasonable given the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in its local and regional markets, the consistent practice with other alternate site health care

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     companies and other factors.

     At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future cash flows, the excess carrying amount of goodwill is written off. Factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors.

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 1999 and September 30, 1998, other assets included $1,357 and $2,425, respectively of deferred financing costs associated with the Credit Facility (as defined and described in Note 6), net of accumulated amortization of $3,242 and $2,156, respectively. In addition, at September 30, 1999, other assets included $655 of deferred financing costs associated with the Refinancing (as defined and described in Note 15). Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statement of Operations.

     FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of stockholders' equity.

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. Accounts receivable at September 30, 1999 is comprised of amounts due from the NHS and other U.K. governmental payors, Medicare and Medicaid (40.3%, 10.9% and 3.8%, respectively) and various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance). At September 30, 1998, 22.8%, 27.8% and 4.1% of

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     accounts receivable was due from the NHS and other U.K. governmental payors, Medicare and Medicaid, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, intangible assets, other assets, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term maturity of those instruments. The estimated fair value of the Company's borrowing under the Credit Facility approximates the carrying value at September 30, 1999 and 1998 due to interest rates which fluctuate with market rates.

     IMPACT OF RECENT ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company currently does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amended the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     USE OF MANAGEMENT'S ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, valuation of inventories, accrued expenses, depreciation and amortization.

     RECLASSIFICATIONS:

     Certain prior year balances have been reclassified to conform to the current year presentation.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS AND DISPOSALS:

     COMBINATIONS:

     During the eleven months ended September 30, 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the accompanying Consolidated Statement of Operations from their respective dates of acquisition.

     OMNICARE

     At the end of June 1997, Transworld Healthcare (UK) Limited ("TW UK"), a wholly-owned subsidiary of the Company, acquired Omnicare pursuant to a recommended cash offer to acquire all the issued and to be issued shares of Omnicare not already owned by TW UK for approximately $29,028, which was paid during July 1997. In addition, 1,765 shares had previously been purchased from Hyperion Partners II L.P. ("HPII"), a related party, on May 30, 1997 for $2,857. Accordingly, the Company has included the results of operations, financial position and cash flows of Omnicare in its consolidated results effective July 1, 1997.

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

     ALLIED

     Effective June 23, 1997, TW UK acquired all of the issued and outstanding capital stock of Allied, a privately held provider of nursing and other care-giving services to home care patients throughout the U.K., for approximately $60,042. Accordingly, the Company has included the results of operations, financial position and cash flows of Allied in its consolidated results effective June 23, 1997.

     The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $10,062 and $7,667, respectively, with the excess allocated to covenants not-to-compete of $734 and goodwill of $56,913. The covenants and goodwill are being amortized on a straight-line basis over three and forty years, respectively.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     COMBINED PRO FORMAS

     The following represents the unaudited pro forma results of operations and related per share information assuming the Company acquired Omnicare and Allied on November 1, 1996. The pro forma results for the eleven months ended September 30, 1997 are based on the historical consolidated financial statements of the Company for the eleven months ended September 30, 1997 (including Omnicare and Allied from the dates of acquisition), Omnicare for the eight months ended June 30, 1997 and Allied for the thirty-six weeks ended June 22, 1997.

     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been made on the dates indicated or that may occur in the future.

                                                        PRO FORMA
                                                   ELEVEN MONTHS ENDED
                                                      SEPTEMBER 30,
                                                          1997
                                                   -------------------
                                                       (unaudited)

       Net revenues                                      $141,231
       Net loss                                           (32,695)
       Net loss per share of common stock:
         Basic and diluted                                  (2.56)


     DISPOSITIONS:

     RADAMERICA

     Effective July 31, 1997, the Company sold Radamerica, Inc. ("Radamerica") for $13,304 and received $12,100 in fiscal 1997 with the remaining $1,204 subsequently received on November 10, 1997. As part of the consideration for the acquisition of Radamerica, the Company had issued 250 shares of its common stock valued at $5,000 based on a $20 per share market price guarantee to the selling shareholders of Radamerica. Per the agreement, the incremental per share amount due under the market price guarantee of $10.60 was paid to the selling shareholders through issuance of 321 shares of common stock of the Company ($8.25 per share fair market value) during August 1997, resulting in a reclassification of $3 from additional paid-in capital to common stock.

     Results for Radamerica through July 31, 1997 have been included in the overall Company's results for the eleven months ended September 30, 1997. Accordingly, for purposes of earnings per share computations, the weighted average actual shares issued of the Company's common stock under the per share market price guarantee have been included in both basic and diluted earnings per share computations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     The Company recognized a pre-tax gain on the sale of Radamerica of approximately $606.

     TNI

     Effective July 12, 1998, the Company sold substantially all of the assets of Transworld Home HealthCare-Nursing Division, Inc. ("TNI") for $5,300, which was paid in cash at closing with $300 of such amount placed into escrow and released one year following the closing (the "TNI Sale").

     Results for TNI through July 12, 1998 have been included in the overall Company's results for the year ended September 30, 1998. The Company recognized a pre-tax gain on the TNI Sale of approximately $2,511.

     TERMINATION OF PENDING ACQUISITIONS:

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

     As a result of the termination of the agreements, the Company has taken a pre-tax non-cash charge of approximately $1,622 during its third quarter of fiscal 1997 relating to the termination of the transaction, a contract deposit and other acquisition-related expenses. This charge has been recorded in special charges (Note 8).

     HMI

     During fiscal 1997, the Company acquired 100% of the issued and outstanding stock of Health Management, Inc. ("HMI") and disposed of all of HMI's assets and businesses in a series of transactions. HMI is a Buffalo Grove, Illinois based provider of integrated pharmacy management services to patients with chronic medical conditions and to health care professionals, drug manufacturers and third-party payors involved in such patients' care.

     On November 13, 1996, the Company acquired HMI's senior secured indebtedness under the credit agreement between HMI and its senior lenders for $21,263 directly from such lenders. In mid January 1997, the Company acquired 8,964 newly issued shares of HMI common stock, representing approximately 49% of HMI's outstanding common stock for $1 per share or $8,964.

     The $9,714 investment in HMI was recorded as of January 31, 1997 and represents 49% of HMI's equity in net tangible assets and after fair value adjustments, $15,835 was preliminarily allocated to goodwill, which was being amortized on a straight-line basis over thirty years. The acquisition of

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     49% of the outstanding shares of HMI common stock was accounted for by the Company under the equity method of accounting (effective as of January 31, 1997). During the eleven months ended September 30, 1997, the Company recorded $18,076 of equity in loss of HMI which represented 49% of HMI's loss for the six months ended July 31, 1997, after adjustments to book the Company's adjustment to historical goodwill amortization based on its fair value adjustments ($132) and to eliminate intercompany interest ($720). Due to the Company's decision, during the third quarter of fiscal 1997, to sell HMI and the recording of HMI's obligations that the Company was required to fund, in connection with the sale to Counsel Corporation ("Counsel"), no equity in loss of HMI has been booked subsequent to July 31, 1997.

     On August 14, 1997, the Company entered into an agreement (the "Asset Sale Agreement") with Counsel, an unrelated party, relating to the sale of substantially all of the businesses and operations of HMI (the "Asset Sale") for approximately $40,000. The Asset Sale Agreement required the Company to acquire the remaining 51% of HMI prior to the sale to Counsel.

     As a result of the Asset Sale Agreement, the Company recorded an impairment charge of $1,841 for its investment in HMI at July 31, 1997. The carrying amount of the investment was adjusted for costs and obligations to sell HMI (including contractually obligated costs to be incurred) compared with the gross proceeds on the Asset Sale. Such adjustments included the cost to purchase the remaining 51% of HMI ($2,800), transaction costs (principally legal expenses) associated with the sale to Counsel ($1,000), purchase price adjustments (primarily working capital adjustments) ($4,470), the acquisition of the HMI Receivables (as defined and described in Note 7) from HPII ($6,956) and the retained liabilities of HMI ($10,774). These retained liabilities consisted principally of legal expenses and settlement costs associated with the shareholder and class action litigation, settlement of accounts payable, severance and employee related costs and lease termination costs.

     On October 1, 1997, the Company, through a wholly-owned subsidiary, purchased the remaining 51% of the outstanding shares of HMI's common stock for $.30 per common share. Concurrently, the Company completed the Asset Sale to Counsel for $40,000. Of the $40,000 proceeds, $30,000 was received in cash with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, were collected, with the remaining $2,500 held in escrow for post-closing adjustments. As of September 30, 1999 an aggregate (including interest earned on such escrow funds) of $37,648 was received (including the $7,500 that was held for accounts receivable collection) of which, $25,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800 was used to acquire the remaining 51% of HMI and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500 escrow was fully utilized for post-closing adjustments.

     The Company also amended its Credit Facility on October 1, 1997 to accommodate the acquisition of the remaining 51% of HMI and the concurrent Asset Sale to Counsel.

     Pursuant to the Asset Sale, Counsel did not assume any liabilities of HMI other than certain liabilities arising after the closing under assumed contracts and certain employee-related liabilities.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment, net consist of the following:

                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                               1999               1998
                                                            -------------      ------------
      Revenue producing equipment                             $10,892            $10,076
      Furniture, fixtures and equipment                         7,971              7,257
      Land, buildings and leasehold improvements                1,473              1,470
                                                              -------            -------
                                                               20,336             18,803
      Less, accumulated depreciation and amortization          10,407              8,915
                                                              -------            -------
                                                              $ 9,929            $ 9,888
                                                              =======            =======

     Depreciation and amortization of property and equipment for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 was $2,312, $1,981 and $1,324, respectively. The net book value of revenue producing equipment was $6,151 and $5,542 at September 30, 1999 and September 30, 1998, respectively.

5.       INTANGIBLE ASSETS:

     Intangible assets, net consist of the following:


                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                       1999               1998
                                                   -------------      ------------
      Goodwill                                        $111,039          $110,165
      Covenants not-to-compete                           1,541             1,565
      Other intangible assets                              466               462
                                                      --------          --------
                                                       113,046           112,192
      Less accumulated amortization                      9,798             6,408
                                                      --------          --------
                                                      $103,248          $105,784
                                                      ========          ========

     Amortization of intangibles for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 was $3,459, $3,147 and $1,866, respectively.

6.   DEBT:

     On July 31, 1996, the Company completed a $100,000 senior secured revolving credit facility, underwritten by a commercial bank who is also acting as Agent Bank (the "Credit Facility"). During the year ended September 30, 1999, the Company amended the Credit Facility to allow for further expansion of its U.K. operations. In addition, the Company reduced its borrowings under the Credit Facility by $1,500.

     The Company amended the Credit Facility during the year ended September 30, 1998 to accommodate

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


6.   DEBT (CONTINUED):

     the TNI Sale. On July 15, 1998, the Company reduced outstanding borrowings under the Credit Facility by $4,100 with proceeds from the TNI Sale.

     The Company amended the Credit Facility during the eleven months ended September 30, 1997 to accommodate the sale of the Shares (as defined in Note 7) and issuance of the HPII Shares (as defined in Note 7), the purchase of HMI's senior debt and 100% of HMI's common stock, certain working capital advances to HMI, the sale of substantially all of HMI's assets, the purchases of Omnicare and Allied and to amend certain financial covenants.

     The Credit Facility provides that subject to the terms thereof, the Company may make borrowings either at the Base Rate (as defined in the Credit Facility), plus 1% or the Eurodollar Rate (ranging from 5.375% to 5.4375% at September 30, 1999 and from 5.375% to 5.5625% at September 30, 1998), plus 2%. In addition, 0.5% is charged on the unused portion of the Credit Facility. As of September 30, 1999, the Company had $55,755 outstanding under the Credit Facility and the unused portion under the Credit Facility was $23,645. Additional borrowings require the approval of the required banks under the Credit Facility.

     The loans under the Credit Facility are collateralized by, among other things, a lien on substantially all of the Company's and its domestic subsidiaries' assets, a pledge of the Company's ownership interest in its subsidiaries and guaranties by the Company's domestic subsidiaries. The loans mature on July 31, 2001 with quarterly reductions in availability which commenced July 31, 1998 and continue through maturity. The availability at September 30, 1999 was $79,400.

     Subject to certain exceptions, the Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends, the making of specified investments and certain transactions with affiliates. In addition, the Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind including the maintenance of certain financial ratios, such as interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA. At September 30, 1999, the Company was in technical default of the Credit Facility due to non-compliance with certain financial covenants (i.e.: interest coverage, debt to EBITDA and minimum EBITDA). On December 20, 1999, the Company refinanced and repaid the Credit Facility with funds obtained in the Refinancing (Note 15).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


6.   DEBT (CONTINUED):

     Long-term debt consists of the following:

                                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                                      1999               1998
                                                                                    ---------         ----------
     Credit Facility, due July 21, 2001, with monthly interest at Euro-
       dollar Rate (ranging from 5.375% to 5.4375% at September 30,
       1999 and from 5.375% to 5.5625% at September 30, 1998),
       plus 2% collateralized by a lien on all the Company's and
       it's domestic subsidiaries' assets                                           $  55,755         $   57,255

     Equipment leases with monthly principal plus interest ranging from
        6.9% to 12.5% through 2002, collateralized by related equipment                    16                 92
                                                                                    ---------         ----------
                                                                                       55,771             57,347
             Less, current maturities                                                   1,364                 40
                                                                                    ---------         ----------
                                                                                    $  54,407         $   57,307
                                                                                    =========         ==========

     Annual maturities of long-term debt for each of the next three years are:

          YEAR ENDING SEPTEMBER 30,
          -------------------------
                     2000                                      $   1,364
                     2001                                         54,405
                     2002                                              2
                                                               ---------
                                                               $  55,771
                                                               =========

7.   STOCKHOLDERS' EQUITY:

     On April 21, 1997, HPII purchased 899 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. ( the "Fund") purchased 4,116 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650 (collectively, the "Shares"). Collectively, HPII and the Fund are the Company's principal shareholders.

     In November and December, 1996, HPII purchased from various unrelated third parties certain receivables (the "HMI Receivables") due from HMI at various discounts. The aggregate face amount of these receivables was approximately $18,300. On March 26, 1997, the Company entered into a stock purchase agreement, with HPII, as amended, to purchase these receivables from HPII for a number of shares of common stock (the "HPII Shares") as determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the HPII Shares was determined by the market value of the Company's common stock on the date of issuance. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII was issued 1,159 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the HPII Shares was $6,956 (Note
     12).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


7.   STOCKHOLDERS' EQUITY (CONTINUED):

     No gain or loss was directly recorded as a result of this transaction, as it was considered a cost of acquiring HMI (Note 3).

8.   BUSINESS REALIGNMENT:

     The Company took a number of significant steps during the year ended September 30, 1998 and the eleven months ended September 30, 1997 to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and an integrated national provider of health care products and services in the U.K. These steps included: (i) selling non-core assets (i.e.: Radamerica and TNI); (ii) exiting businesses that were deemed not to have the potential to earn an adequate return on capital over the long term (such as wound care and orthotic product lines in the continental U.S., as well as the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey);
     (iii) completing the Asset Sale; and (iv) terminating the agreements to purchase the VIP Companies. In addition, during fiscal 1998, the Company attempted the acquisitions of Healthcall Group plc ("Healthcall") and Apria Healthcare Group, Inc. ("Apria"). During fiscal 1999, the Company attempted the acquisitions of Sinclair Montrose Healthcare PLC ("Sinclair") and Gateway HomeCare, Inc. ("Gateway").

     For the eleven months ended September 30, 1997, the Company incurred pre-tax special charges in relation to these actions of $16,677, comprised of the following items: (i) $1,841 related to the impairment of the investment in HMI upon the sale to Counsel (Note 3); (ii) $12,079 for the write-off of goodwill and other intangible assets related to the decisions to exit substantially all of DermaQuest, Inc.'s ("DermaQuest") product lines in the continental U.S. (principally wound care and orthotics); (iii) $1,622 for the termination of the agreements to purchase the VIP Companies (Note 3); (iv) $437 principally for the write-off of goodwill and other intangible assets and estimated costs associated with the closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey (Note
     3); and (v) $698 of other charges. In addition, the Company recorded $18,076 of equity in loss of HMI and a gain of $606 on the sale of Radamerica in the eleven months ended September 30, 1997 (Note 3).

     In addition to these special charges, during the eleven months ended September 30, 1997, the Company recognized additional bad debt expenses of $7,023 principally related to its DermaQuest product lines ($6,060) and pulmonary rehabilitation center ($663), which is reflected in selling, general and administrative expenses. The Company established $3,986 of these reserves as a result of the decision to discontinue these product lines, and the associated impact on the ability to secure required documentation in a timely manner for reimbursement. The additional $2,737 was reserved as the Company became aware of deterioration in the collection of DermaQuest receivables.

     For the year ended September 30, 1998, the Company recorded in selling, general and administrative expenses $554 of charges primarily related to costs incurred from its attempted acquisitions of Healthcall and Apria and recorded a gain of $2,511 on the TNI Sale (Note 3).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   BUSINESS REALIGNMENT (CONTINUED):

     For the year ended September 30, 1999, the Company recorded in selling, general and administrative expenses $1,392 of charges primarily related to costs incurred from its attempted acquisitions of Sinclair and Gateway and legal reserves and recognized additional bad debt expenses of $3,605 principally as a result of fully reserving for DermaQuest's accounts receivable, as the Company became aware of additional deterioration in their collectiblity, based upon the Company's payment history over the first nine months of fiscal 1999.

9.   RELATED PARTY TRANSACTION:

     On April 8, 1998, the Company forgave a $67 note receivable due from an officer of the Company. The debt was forgiven over a two year period (one-third in fiscal 1998 and two-thirds in fiscal 1999). The compensation expense recorded on the forgiveness of debt was $45 and $22 in fiscal 1999 and 1998, respectively.

10.  INCOME TAXES:

     The (benefit) provision for income taxes from continuing operations is summarized as follows:

                                                                                ELEVEN MONTHS
                                        YEAR ENDED          YEAR ENDED              ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                           1999                1998                  1997
                                      -------------        --------------       -------------
         Current:
           Federal                          $ 68               $ (200)              $  (243)
           State                              52                  150                   213
           Foreign                         2,063                  924                    55
         Deferred:
           Federal                        (3,136)                 769                (4,443)
           State                             328                   85                  (763)
           Foreign                           125                  116                   103
                                          ------               ------               -------
         (Benefit) provision for
           income taxes                   $ (500)              $1,844               $(5,078)
                                          ======               ======               =======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


10.  INCOME TAXES (CONTINUED):

     For 1999, 1998 and 1997, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999, 1998 and 1997 are as follows:

                                              SEPTEMBER 30,         SEPTEMBER 30,     SEPTEMBER 30,
                                                 1999                  1998               1997
                                              ----------           ------------        -----------
     Deferred tax assets:
     Current:
        Provision for doubtful accounts       $    5,991           $  4,930            $   4,396
        Inventory capitalization                      22                 20                   33
        Accrued expenses                             917              1,557                1,882
        Other, net                                                      225                  219
                                              ----------           --------            ---------
          Current deferred tax assets              6,930              6,732                6,530
                                              ----------           --------            ---------
     Non-current:
        Federal net operating loss                 5,128              1,810                1,695
        State net operating losses                 2,073              2,050                2,186
        Capital losses                               768                991
        Other, net                                    82                507                  464
        Valuation allowance                       (1,878)            (1,875)             (1,989)
                                              ----------           --------            ---------
          Non-current deferred tax assets          6,173              3,483                2,356
                                              ----------           --------            ---------
     Deferred tax liabilities:
     Non-current:
        Depreciation and amortization              1,170              1,089                  865
        Other, net                                   564                452                  317
                                              ----------           --------            ---------
           Deferred tax liabilities                1,734              1,541                1,182
                                              ----------           --------            ---------
              Net deferred tax assets         $   11,369           $  8,674            $   7,704
                                              ==========           ========            =========

     The valuation allowance at September 30, 1999 relates to deferred tax assets established for certain state net operating loss carryforwards and deferred tax assets which are not expected to be realized based on historical or future earnings. The increase in the valuation allowance of $3 is primarily due to the net increase in state net operating loss carryforwards.

     Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $11,369 net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors,

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


10.  INCOME TAXES (CONTINUED):

     changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S.

     As of September 30, 1999, the Company has state net operating loss carryforwards of $23,058 which, if unused, will expire in the years 2000 through 2014, and has a Federal net operating loss carryforward of $16,037 which if unused, will expire in the years 2013 through 2019. The Company has a capital loss carryforward of $2,528 which if unused, will expire in 2002.

     Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                                                                   ELEVEN MONTHS
                                                    YEAR ENDED             YEAR ENDED                  ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                                       1999                   1998                     1997
                                                   ------------           --------------          ----------------
     Income taxes computed at Federal
        statutory tax rate                          $  (2,668)             $   1,019              $   (12,856)
     State income taxes, net of
        Federal benefits                                  560                    268                   (2,222)
     Nondeductible expenses, primarily
        amortization of intangible assets               1,076                    711                    4,291
     Valuation allowance, state taxes                       3                   (114)                   1,859
     Tax contingency                                      416
     Market write-down on investment in
        subsidiary                                                                                      3,200
     Other, net                                           113                    (40)                     650
                                                    ---------              ---------              -----------
     (Benefit) provision for income taxes           $    (500)             $   1,844              $    (5,078)
                                                    =========              =========              ===========

     Income (loss) before income taxes generated from the U.K. operations for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 was $3,416, $1,332, and ($868), respectively.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  STOCK OPTION PLAN AND WARRANTS:

      The Company has a stock option plan which provides for either incentive stock options or nonqualified stock options (the "Option Plan"). The Option Plan gives eligible employees, officers, directors and non-employee independent contractors options to purchase up to 3,175 shares of common stock of which options to purchase 1,130 shares of common stock were outstanding as of September 30, 1999. Options under the Option Plan may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. The vesting provisions provided for vesting of options over a period of between two and three years.

      Following is a summary of transactions under the Option Plan during the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997:

                                                                                            WEIGHTED
                                                                            NUMBER          AVERAGE
                                                                           OF STOCK         EXERCISE
                                                                            OPTIONS         PRICE ($)
                                                                            -------         ---------
Outstanding - October 31, 1996 ($1.25 to $10.00 per share)                    749               5.29
Granted during 1997 ($7.25 to $12.00 per share)                               893               7.38
Exercised during 1997 ($2.78 to $10.00 per share)                            (282)              4.34
Cancelled during 1997 ($5.50 to $12.00 per share)                             (76)              9.63
                                                                            -----
Outstanding - September 30, 1997 ($3.18 to $10.00 per share)                1,284               6.70
Granted during 1998 ($2.63 per share)                                         515               2.63
Exercised during 1998 ($3.18 to $7.88 per share)                             (126)              4.21
Cancelled during 1998 ($4.38 to $7.88 per share)                             (283)              6.32
                                                                            -----
Outstanding - September 30, 1998 ($2.63 to $10.00 per share)                1,390               5.49
Granted during 1999 ($4.31 per share)                                          10               4.31
Exercised during 1999 ($4.38 per share)                                       (15)              4.38
Cancelled during 1999 ($2.63 to $10.00 per share)                            (255)              6.04
                                                                            -----
Outstanding - September 30, 1999 ($2.63 to $7.88 per share)                 1,130               5.37
                                                                            =====
Available for future grants                                                 1,387
                                                                            =====

     On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 1999, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants. All options granted under the Directors Plan are immediately exercisable.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     A summary of the 1,130 options outstanding as of September 30, 1999 is as follows:

                                              WEIGHTED           WEIGHTED                            WEIGHTED
            RANGE                             AVERAGE             AVERAGE                             AVERAGE
             OF                            EXERCISE PRICE        REMAINING                        EXERCISE PRICE
          EXERCISE           NUMBER          OF OPTIONS      CONTRACTUAL LIFE       NUMBER          OF OPTIONS
          PRICE ($)       OUTSTANDING     OUTSTANDING ($)        IN YEARS         EXERCISABLE     EXERCISABLE ($)
          ---------       -----------     ---------------        --------         -----------     ---------------

                 2.63           457            2.63                 4.0                386              2.63
                 4.31            10            4.31                 9.2
                 7.25           633            7.25                 2.4                462              7.25
                 7.88            30            7.88                 1.0                 29              7.88
                              -----                                                    ---
         2.63 to 7.88         1,130            5.37                 3.1                877              5.24
                              =====                                                    ===

     Of the 1,390 options outstanding as of September 30, 1998, 645 were exercisable (with a weighted average exercise price of $5.88) as of that date. Of the 1,284 options outstanding as of September 30, 1997, 472 were exercisable (with a weighted average exercise price of $5.61) as of that date.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company continues to apply APB No. 25 and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, net (loss) income and net (loss) earnings per share would have been adjusted to the pro forma amounts indicated in the table below:


                                                                                                   ELEVEN MONTHS
                                                    YEAR ENDED             YEAR ENDED                  ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                                       1999                   1998                     1997
                                                   ------------           --------------          ----------------
      Net (loss) income - as reported                $(7,346)                $ 1,153                $ (32,735)
      Net (loss) income - pro forma                   (8,155)                    113                  (33,731)
      Basic and diluted (loss) earnings per
          share - as reported                          (0.42)                   0.07                    (2.56)
       Basic and diluted (loss) earnings per
          share - pro forma                            (0.46)                   0.01                    (2.64)



TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          1999              1998             1997
                                        --------          --------         --------
         Expected life (years)              4                 4                4
         Risk-free interest rate         5.5%              5.5%             6.0%
         Volatility                     55.7%             55.9%            52.5%
         Expected dividend yield           0%                0%               0%

      The compensation cost as generated by the Black-Scholes option-pricing model, may not be indicative of the future benefit, if any, that may be received by the option holder.

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

12.   COMMITMENTS AND CONTINGENCIES:

      EMPLOYMENT AGREEMENTS:

      The Company has two employment agreements with certain of its executive officers which provide for minimum aggregate annual compensation of $325 in fiscal 2000. One expires January 2000 and amounts to $85 of the fiscal 2000 minimum aggregate compensation. The agreement contains customary termination and non-compete provisions and a change in control provision that would entitle the individual up to 2.9 times of his salary then in effect, plus any unpaid bonus and unreimbursed expense upon a change of control of the Company (as defined) or significant change in the responsibilities of such person. The other agreement entitles the employee to a severance payment equal to one year's salary (currently $240 per year) plus relocation expenses.

      In fiscal 1996, the Company entered into a consulting agreement with its former Chairman, which expires on April 30, 2000, which provides for annual compensation of $150 less the amount by which certain amounts paid to or on his behalf exceed $60.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      The Company has a performance based bonus plan for the Company's executive officers and certain other employees. Under this plan, amounts may be granted up to 50% of their base salaries at the sole discretion of the Compensation Committee. Bonuses may be paid in whole or in part, in cash or shares of common stock.

      OPERATING LEASES:

      The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2008 and 2013.

      Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 1999 are as follows:

                     2000                        $1,827
                     2001                         1,468
                     2002                         1,079
                     2003                           701
                     2004                           521
                     Thereafter                   2,108
                                                 ------
                                                 $7,704
                                                 ======

      Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997 amounted to $2,431, $2,320 and $1,848, respectively.

      CONTINGENCIES:

      On February 4, 1997, Patient Care Systems, Inc. ("PCS") filed a lawsuit against DermaQuest and the Company in the Court of Common Pleas of Chester County, Pennsylvania, for breach of contract, conversion, unjust enrichment and misrepresentation. Subsequently, PCS withdrew all claims except for its breach of contract claim. On April 22, 1997, DermaQuest filed a counterclaim against PCS for breach of contract. The action related to a contract initially entered into between DermaQuest and PCS to market alternating pressure mattresses. A jury trial in this matter began on June 28, 1999. On July 2, 1999, the jury reached their verdict finding in favor of PCS on its breach of contract claim and finding in favor of DermaQuest on its breach of contract counterclaim. Post verdict, the parties settled the litigation whereby DermaQuest and the Company agreed to pay a total of $180, as a full, final and complete resolution of the dispute.

      On August 20, 1999, TNI was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. TNI has answered the

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      complaint. The claim is insured. As the case is in a preliminary stage, the Company is not able to estimate any potential exposure and has not recorded any amounts in its financial statements. It is possible that irrespective of insurance coverage, the ultimate outcome of this action could be materially unfavorable to the Company's consolidated financial condition, cash flows, or results of operations. However, the Company intends to defend the proceedings vigorously and believes that the ultimate liability, if any, will be within the policy limits of its insurance, and will not have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Receivables (Note 7). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 3, 2000.

      On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was recently unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. At present, the Company has entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator has been involved in these settlement discussions as well. At present, we are not able to determine when a final settlement will be reached with the DOJ, the OIG and the relator or whether any proposed settlement can be concluded on terms acceptable to the Company. Accordingly, the Company is unable to estimate what the appropriate loss might be at this time. In the event that these settlement discussions are unsuccessful

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      the Company will defend vigorously its interest in these matters. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

      In addition to the above allegations, during the normal course of business, the Company continues to carefully monitor and review its submission of Medicare, Medicaid and all other claims for reimbursement. The Company believes that it is substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, cash flows or results of operations.

      Effective October 1, 1997, the Company owned 100% of the stock of HMI.

      HMI and certain of its current and former officers have been named as defendants in a class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York formerly entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. The action was amended on September 12, 1997, and is now entitled Dennis Baker et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld HealthCare, Inc.,
      W. James Nicol, Paul S. Jurewicz and James Mieszala. The plaintiffs asserted claims under Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, arising out of alleged misrepresentations and omissions by HMI in connection with certain of its previous securities filings and press releases. The Company was sued as an alleged control entity of HMI, based upon its acquisition of 49% of HMI's outstanding common stock on January 13, 1997. The plaintiffs purport to be a class of persons who purchased shares of HMI common stock between April 26, 1996 and March 17, 1997, the date that HMI announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with the Company. Plaintiffs sought unspecified compensatory damages from the harm that allegedly resulted from the alleged wrongdoing. Following the filing of several motions by the parties and the filings of an amended complaint by the plaintiffs, to which defendants responded, a memorandum of understanding, dated March 16, 1999, setting forth the terms of a settlement of this litigation, was executed by the plaintiffs, the Company, W. James Nicol, Paul S. Jurewicz, James Mieszala, and HMI (the "HMI Defendants") and National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National"). The total settlement to be paid by the HMI Defendants is $2,375. The Company is directly responsible to pay $325 of the settlement amount and National (as a separate party to the settlement) is directly responsible to pay the remaining $2,050. Of the $325 to be paid by the Company, $50 will be reimbursed by the Company's directors' and officers' insurance policy carrier. On July 26, 1999, the plaintiffs and BDO Seidman LLP entered into a preliminary agreement to settle the claims against BDO Seidman LLP for $100. The Court subsequently certified the class of plaintiffs to include all persons or entities who purchased or otherwise acquired the common stock of

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      HMI between April 26, 1996 and March 17, 1997 inclusive, except the defendants and related parties. In November 1999, the Court gave final approval to the settlement.

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. Plaintiff demands an accounting, damages, attorney's fees and other payment for other expenses for unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The Court denied defendants' motion in part and granted the motion in part, leaving intact certain claims. Plaintiff has propounded discovery requests. The claims are insured

      HMI was named as a defendant in a lawsuit filed on November 25, 1997, in the Chancery Court for the State of Delaware for New Castle County, entitled Clifford E. Hotte v. Health Management, Inc., CA No. 1606-NC. The plaintiff sought reimbursement and advancement of legal fees and expenses in the amount of $1,000 incurred or anticipated in connection with his defense of certain claims against him, a director and officer of HMI, in various litigation. The Court granted plaintiff a preliminary injunction requiring HMI to pay $824 for plaintiff's legal expenses. As part of the settlement of a class action litigation in which Clifford Hotte was still a defendant, but to which the Company was not a party (although it had been previously), HMI's insurer, National agreed to pay $1,000 to settle all of the class action plaintiffs' claims against Clifford Hotte and his wife, who was a co-defendant, in exchange for mutual releases of the parties and a release from Clifford Hotte of his judgement and any further claims against HMI, including the $824 legal expenses.

      By letter dated December 20, 1999, the Company received formal written notification of the intent of two plaintiffs to file a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania against Transworld Healthcare, Inc., Transworld Home Healthcare, Inc., Health Management, Inc. and HMI Pennsylvania, Inc. The two plaintiffs, Irwin Hirsch and Lloyd Myers, formerly were employees of HMI Pennsylvania, Inc. a subsidiary of the Company, and had written employment agreements. Myers also served as an officer of HMI. In their capacities as employees and as officers, both had some contractual indemnification rights against HMI and HMI Pennsylvania, Inc. for defense and indemnification. In 1994, Hirsch and Myers also sold two retail pharmacies they owned to HMI.

      Hirsch and Myers were named as defendants in an action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS), which was a class action by shareholders of HMI alleging, among other claims against the defendants, fraud in connection with the valuation of certain securities. Hirsch and Myers incurred non-reimbursed legal expenses of $100 in defending that litigation and, ultimately,

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     settled their liability jointly for $1,325, which was non-reimbursed. They demand that defendants reimburse to them their non-reimbursed legal fees and the settlement amount pursuant to the indemnification provisions of their employee contracts.

     In addition to their indemnification claims, Hirsch and Myers also claim damages in the amount of $7,000 for losses in connection with the pharmacies sale transaction they entered into with HMI under which they sold their retail pharmacies to HMI. Hirsch and Myers claim that the pharmacies sale transaction was based upon fraudulent misrepresentations by HMI.

     The Company and HMI entities will vigorously defend against these claims. The Company believes that Hirsch and Myers' indemnification claims should not have any real merit because of testimony given by Hirsch and Myers under oath in connection with a criminal trial against Clifford Hotte, a director and former officer of HMI. In their testimony, Hirsch and Myers acknowledged malfeasance and nonfeasance, which should render their contractual entitlement to indemnification void. Even if they are entitled to indemnification despite their acknowledgements, they are liable to defendants for the economic losses and damages suffered by defendants as a result of the malfeasance and nonfeasance. Therefore if the civil actions are filed, the Company and HMI entities will aggressively pursue counterclaims against Hirsch and Myers for damages which, conservatively, are far in excess of their claims, including the claims associated with the pharmacies sale transaction.

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

     The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations.

13.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     During the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997, the Company operated in the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies operations ("Mail-Order"); and (iii) U.S. hi-tech operations ("Hi-Tech"). The U.K. operations derives its revenues from nursing and para-professional services, mail-order of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. The Mail-Order operations derives its revenues from

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      mail-order of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provides products to patients in their home nationwide and Puerto Rico. The Hi-Tech operations derives its revenues from infusion and respiratory therapy services and home medical equipment operations concentrated in New Jersey and New York.

      During the year ended September 30, 1998 and the eleven months ended September 30, 1997, the Company also operated a U.S. nursing operation, TNI ("Nursing") which provided professional nursing and para-professional services in New Jersey and Florida. This operation was sold in July 1998.

      During the eleven months ended September 30, 1997, the Company also operated a U.S. radiation therapy operation, Radamerica ("Radiation") which provided radiation therapy services in the Baltimore, Maryland metropolitan area. This operation was sold in July 1997.

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Inter segment sales are not material. The following tables presents certain financial information by reportable business segments and geographic areas of operations for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997.

                                                     YEAR ENDED SEPTEMBER 30, 1999
                                      ---------------------------------------------------------

                                         U.K.         U.S.        U.S.        U.S.
                                      OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL     TOTAL
                                      ----------   ----------   -------      -----     -----

     Revenues to unaffiliated          $ 104,550    $ 37,030   $ 13,148   $ 50,178   $ 154,728
                                       =========    ========   ========   ========   =========
     Segment operating (loss) profit   $   9,809    $ (5,268)  $ (1,232)  $ (6,500)  $   3,309
                                       =========    ========   ========   ========
     Corporate expenses                                                                 (5,937)
     Interest expense, net                                                              (5,218)
                                                                                     ---------
     Loss before income taxes                                                        $  (7,846)
                                                                                     =========
     Depreciation and amortization     $   4,149    $    815   $    758   $  1,573   $   5,722
                                       =========    ========   ========   ========
     Corporate depreciation and
         amortization                                                                       49
                                                                                     ---------
     Total depreciation and
         amortization                                                                $   5,771
                                                                                     =========
     Identifiable assets,
        September 30, 1999             $ 118,845    $ 25,812   $ 10,972   $ 36,784   $ 155,629
                                       =========    ========   ========   ========
     Corporate assets                                                                   16,492
                                                                                     ---------
     Total assets, September 30, 1999                                                $ 172,121
                                                                                     =========
     Capital expenditures              $   1,889    $    150   $    596   $    746   $   2,635
                                       =========    ========   ========   ========
     Corporate capital expenditures                                                          7
                                                                                     ---------
     Total capital expenditures                                                       $  2,642
                                                                                     =========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                   YEAR ENDED SEPTEMBER 30, 1998
                                             ---------------------------------------------------------------------------
                                                U.K.         U.S.         U.S.        U.S.        U.S.
                                             OPERATIONS   MAIL-ORDER    HI-TECH     NURSING       TOTAL        TOTAL
                                             ----------   ----------    -------     -------       -----        -----

      Revenues to unaffiliated customers      $  85,679    $  47,155    $ 14,814    $  7,661    $  69,630     $155,309
                                              ---------    ---------    --------    --------    ---------     --------
      Segment operating profit                $   6,986    $   2,777    $    422    $  3,038    $   6,237     $ 13,223
                                              =========    =========    ========    ========    =========
      Corporate expenses                                                                                        (4,575)
      Interest expense, net                                                                                     (5,651)
                                                                                                              --------
      Income before income taxes                                                                              $  2,997
                                                                                                              ========
      Depreciation and amortization           $   3,579    $     772    $    691    $     42    $   1,505     $  5,084
                                              =========    =========    ========    ========    =========
      Corporate depreciation and
          amortization                                                                                              44
                                                                                                              --------
      Total depreciation and
        amortization                                                                                          $  5,128
                                                                                                              ========
      Identifiable assets,
          September 30, 1998                  $ 115,441    $  35,916    $ 10,463    $    291    $  46,670     $162,111
                                              =========    =========    ========    ========    =========
      Corporate assets                                                                                          17,597
                                                                                                              --------
      Total assets, September 30, 1998                                                                        $179,708
                                                                                                              ========
      Capital expenditures                    $   2,061    $     650    $    588    $     22    $   1,260     $  3,321
                                              =========    =========    ========    ========    =========
      Corporate capital expenditures                                                                                25
                                                                                                              --------
      Total capital expenditures                                                                              $  3,346
                                                                                                              ========

                                                                      ELEVEN MONTHS ENDED SEPTEMBER 30, 1997
                                             ---------------------------------------------------------------------------------------
                                                U.K.         U.S.         U.S.        U.S.        U.S.        U.S.
                                             OPERATIONS   MAIL-ORDER    HI-TECH     NURSING    RADIATION      TOTAL         TOTAL
                                             ----------   ----------    -------     -------    ---------      -----         -----
      Revenues to unaffiliated customers      $  19,847    $  42,348   $ 15,549   $ 10,065    $   5,635     $ 73,597     $   93,444
                                              =========    =========   ========   ========    =========     ========     ==========
      Segment operating (loss) profit         $   1,775    $ (13,971)  $   (754)  $  1,007    $   1,223     $ (12,495)   $  (10,720)
                                              =========    =========   ========   ========    =========     =========
      Equity in loss of HMI                                                                                                 (18,076)
      Corporate expenses                                                                                                     (6,605)
      Interest income                                                                                                         2,651
      Interest expense                                                                                                       (5,063)
                                                                                                                         ----------
      Loss before income taxes                                                                                           $  (37,813)
                                                                                                                         ==========
      Depreciation and amortization           $     802    $     949   $    653   $     53    $     704     $  2,359     $    3,161
                                              =========    =========   ========   ========    =========     =========
      Corporate depreciation and
          amortization                                                                                                           29
                                                                                                                         ----------
      Total depreciation and amortization                                                                                $    3,190
                                                                                                                         ==========
      Identifiable assets,
          September 30, 1997                  $ 108,324    $  35,748   $ 13,535   $  2,376    $             $ 51,659     $  159,983
                                              =========    =========   ========   ========    =========     =========
      Corporate assets                                                                                                       41,298
                                                                                                                         ----------
      Total assets,  September 30, 1997                                                                                  $  201,281
                                                                                                                         ==========
      Capital expenditures                    $   1,118    $     512   $    670   $     15    $     323     $  1,520     $    2,638
                                              =========    =========   ========   ========    =========     =========
      Corporate capital expenditures                                                                                             56
                                                                                                                         ----------
      Total capital expenditures                                                                                         $    2,694
                                                                                                                         ==========


TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

14.   PROFIT SHARING PLAN:

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

      The Company may make an additional matching contribution at its discretion which had been and will be in the form of its common stock through December 31, 1998 and will be in cash thereafter. The Company's contributions to the plan were approximately $28, $28 and $27 for the years ended September 30, 1999 and 1998 and the eleven months ended September 30, 1997, respectively.

      In addition to the U.S. plan described above, the Company also sponsors personal pension plans at selected U.K. subsidiaries. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws.

      The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $91 and $71 for the years ended September 30, 1999 and 1998, respectively and $13 for the eleven months ended September 30, 1997.

15.   SUBSEQUENT EVENT (Unaudited):

      On December 20, 1999 the Company's U.K. subsidiaries obtained an aggregate of $124,500 in new financing (the "Refinancing") as follows:

                                              TOTAL       OUTSTANDING
FACILITY                                   FACILITY      JAN. 3, 2000  INTEREST RATE        MATURITY
--------                                   --------      ------------  -------------        --------
SENIOR CREDIT FACILITIES:
Term loan                                   $44,800         $44,800    LIBOR + 2%           Dec. 17, 2005
Acquisition loan                             20,000           1,500    LIBOR + 2.75%        Dec. 17, 2006
Working capital facility                      8,000           4,400    LIBOR + 2%           Dec. 17, 2005
                                           --------      ----------
    Total senior credit facilities           72,800          50,700

MEZZANINE TERM LOAN                          16,000          16,000    LIBOR + 7%           Dec. 17, 2007

SENIOR SUBORDINATED NOTES
WITH WARRANTS (THE "NOTES")                  35,700          35,700    9.375%               Dec. 17, 2008

                                           ========      ==========
TOTAL REFINANCING                          $124,500        $102,400
                                           ========      ==========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



15.   SUBSEQUENT EVENT (Unaudited) (CONTINUED):

      The mezzanine lenders and the purchasers of the Notes were also issued warrants to purchase approximately 2% and 27%, respectively, of the fully diluted shares of TW UK. $55,755 of the net proceeds of the Refinancing were used to repay the Company's existing Credit Facility, $11,000 was provided to the Company for general corporate purposes in the U.S., with the balance to be used for acquisitions and working capital in the U.K.

      Repayment of the loans under the senior credit facility commences on July 30, 2000 and continues until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of January 3, 2000, borrowings under the senior credit facilities bore interest at a rates of 7.72% to 8.47%. Subject to certain exceptions, the senior credit facilities contains restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of this kind.

      The loans under the senior credit facilities are collateralized by, among other things, a lien on substantially all of TW UK's assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

      With respect to the mezzanine term loan interest, LIBOR + 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The mezzanine term loan contains terms and conditions substantially similar to those contained in the senior credit facility. As of January 3, 2000, borrowings under the mezzanine term loan bore interest at a rate of 12.72%.

      Interest payments on the Notes are subject to restrictions contained in the senior credit facilities which require interest on the Notes to be paid in-kind through the issuance of additional notes for the first 18 months, with payment of interest in cash thereafter subject to meeting certain financial tests. The documents covering the Notes provide for customary shareholder rights for a transaction of this type, including:
      (i) pre-emptive rights with respect to new securities; (ii) rights of first refusal with respect to proposed transfers of shares of TW UK; (iii) drag-along rights; (iv) tag-along rights; (v) put and call provisions; and
      (vi) certain corporate actions which require the consent of the holder of the Notes.

      Concurrent with the Refinancing, the Company placed 100% of its ownership interest in TW UK into a voting trust (the "Voting Trust"). The trustee of the Voting Trust is generally obligated to vote the shares held in trust pursuant to the instructions of the Board of Directors of TW UK, as well as to elect to the board of directors of TW UK, individuals designated in accordance with the documents governing the Notes. G. Richard Green, a director of the Company, is the trustee of the Voting Trust.

      In connection with the repayment of the Company's existing Credit Facility, the Company will record a non-cash, pre-tax, extraordinary charge of approximately $1,200 in its first quarter of fiscal 2000, relating to the write-off of the deferred financing costs associated with the Credit Facility.

TRANSWORLD HEALTHCARE, INC.
QUARTERLY FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


      The following table presents the comparative quarterly results for the years ended September 30, 1999 and 1998:

            1999 QUARTER ENDED        DECEMBER 31,      MARCH 31,       JUNE 30,    SEPTEMBER 30,        TOTAL
                                      -----------      ----------    -----------    -------------     -----------
      Total revenues                   $   40,054      $   38,951    $    37,534     $   38,189       $   154,728
                                       ==========      ==========    ===========     ==========       ===========
      Gross profit                     $   14,946      $   13,731    $    13,351     $   13,290       $    55,318
                                       ==========      ==========    ===========     ==========       ===========
      Net income (loss)                $        4      $     (954)   $    (4,467)    $   (1,929)      $    (7,346)
                                       ==========      ==========    ===========     ==========       ===========
      Basic and diluted
         income (loss) per share
         of common stock (1)           $      --       $    (0.05)   $     (0.25)    $    (0.11)      $     (0.42)
                                       ==========      ==========    ===========     ==========       ===========


            1998 QUARTER ENDED        DECEMBER 31,      MARCH 31,      JUNE 30,      SEPTEMBER 30,         TOTAL
                                      -----------      ----------    -----------    -------------     -----------
      Total revenues                   $   37,805      $   37,323    $    39,861      $   40,320        $   155,309
                                       ==========      ==========    ===========      ==========        ===========
      Gross profit                     $   14,279      $   13,225    $    15,078      $   15,535        $    58,117
                                       ==========      ==========    ===========      ==========        ===========
      Net income (loss)                $      347      $     (595)   $       271      $    1,130        $     1,153
                                       ==========      ==========    ===========      ==========        ===========
      Basic and diluted
         income (loss) per share
         of common stock (1)           $     0.02      $    (0.03)   $      0.02      $     0.06        $      0.07
                                       ==========      ==========    ===========      ==========        ===========

(1) The sum of the per share amounts for the quarters does not necessarily equal that of the year because computations are made independently.

TRANSWORLD HEALTHCARE, INC.
(IN THOUSANDS)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                            Column B                Column C               Column D       Column E
           --------                            --------                --------               --------       --------
                                                                  Additions Charged to
                                                                ---------------------
                                               Balance at                                                    Balance at
                                               Beginning of     Cost and      Other                           End of
Description                                      Period         Expenses     Accounts        Deductions       Period
-----------                                      ------         --------     --------        ----------       ------
Allowance for doubtful accounts:
   Year ended September 30, 1999                 $15,367       $12,272        $ (5)(B)       $ 7,764(A)      $ 19,870
   Year ended September 30, 1998                  11,909         8,318           23(B)         4,883(A)        15,367
   Eleven months ended September 30, 1997          5,471        13,071          155(B)         6,788(A)        11,909


(A)   Doubtful accounts written off, net of recoveries and sold.

(B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.