Form 10-Q
period 1999-12-31
TRANSWORLD HEALTHCARE INC
filed 2000-02-18
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-11570

          -------------------------------------------------------------

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

    Class                           Outstanding at February 1, 2000
Common Stock                               17,551,076 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements (Unaudited)....................................3

         Condensed Consolidated Balance Sheets - December 31, 1999 and
           September 30, 1999................................................4

         Condensed Consolidated Statement of Operations - For the Three
           Months Ended December 31, 1999 and December 31, 1998..............5

         Condensed Consolidated Statement of Cash Flows - For the Three
           Months Ended December 31, 1999 and December 31, 1998..............6

         Notes to Condensed Consolidated Financial Statements ...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................14

                                     PART II

Item 1.  Legal Proceedings...................................................24

Item 6.  Exhibits and Reports on Form 8-K....................................24


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Quarterly Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Quarterly Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The consolidated financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                           1999                 1999
                                                                        -----------         ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $   43,791           $    5,158
  Accounts receivable, less allowance for doubtful
    accounts of $20,051 and $19,870, respectively                          29,864               30,814
  Inventories                                                               3,601                2,929
  Deferred income taxes                                                     7,572                6,930
  Prepaid expenses and other assets                                         5,842                4,735
                                                                       ----------           ----------
         Total current assets                                              90,670               50,566
Property and equipment, net                                                 9,878                9,929
Intangible assets, net of accumulated amortization of
    $10,735 and $9,798, respectively                                      103,778              103,248
Deferred income taxes                                                       6,173                6,173
Other assets                                                                3,034                2,205
                                                                       ----------           ----------
         Total assets                                                  $  213,533           $  172,121
                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                    $    4,530           $    1,364
  Accounts payable                                                          6,641                5,058
  Accrued expenses                                                         12,322               14,899
  Income taxes payable                                                      3,473                3,240
                                                                       ----------           ----------
         Total current liabilities                                         26,966               24,561
Long-term debt                                                             62,887               54,407
Notes payable                                                              33,934
Deferred income taxes and other                                             1,863                1,879
                                                                       ----------           ----------
         Total liabilities                                                125,650               80,847
                                                                       ----------           ----------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 17,551                              176                  176
  Additional paid-in capital                                              125,526              125,526
  Accumulated other comprehensive loss                                     (2,884)                (405)
  Retained deficit                                                        (34,935)             (34,023)
                                                                       ----------           ----------
         Total stockholders' equity                                        87,883               91,274
                                                                       ----------           ----------
         Total liabilities and stockholders' equity                    $  213,533           $  172,121
                                                                       ==========           ==========



See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                      -----------------------------
                                                                      DECEMBER 31,     DECEMBER 31,
                                                                         1999             1998
                                                                      -------------    ------------
Revenues:
    Net patient services                                              $  22,091         $ 17,905
    Net respiratory, medical equipment and supplies sales                15,394           19,726
    Net infusion services                                                 2,797            2,423
                                                                      ---------         --------
          Total revenues                                                 40,282           40,054
                                                                      ---------         --------
Cost of revenues:
    Patient services                                                     14,922           12,465
    Respiratory, medical equipment and supplies sales                     9,027           10,826
    Infusion services                                                     2,072            1,817
                                                                      ---------         --------
          Total cost of revenues                                         26,021           25,108
                                                                      ---------         --------
          Gross profit                                                   14,261           14,946
Selling, general and administrative expenses                             12,683           13,603
                                                                      ---------         --------
          Operating income                                                1,578            1,343

Interest income                                                            (101)             (69)
Interest expense                                                          1,394            1,401
                                                                      ---------         --------
          Income before income taxes and
              extraordinary loss                                            285               11

Provision for income taxes                                                  438                7
                                                                      ---------         --------
          (Loss) income before extraordinary loss                          (153)               4

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                    (759)
                                                                      ---------         --------
          Net (loss) income                                           $    (912)        $      4
                                                                      =========         ========
(Loss) income per share of common stock before extraordinary loss:
        Basic and diluted                                             $   (0.01)        $   -
                                                                      =========         ========
Net (loss) income per share of common stock:
        Basic and diluted                                             $   (0.05)        $   -
                                                                      =========         ========
Weighted average number of common shares outstanding:
        Basic                                                            17,551           17,536
                                                                      =========         ========
        Diluted                                                          17,551           17,726
                                                                      =========         ========


See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                               ----------------------------------------
                                                                                 DECEMBER 31,             DECEMBER 31,
                                                                                    1999                     1998
                                                                               ---------------           --------------
Cash flows from operating activities:
    Net (loss) income                                                           $    (912)                $       4
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                           1,544                     1,372
            Amortization of debt issuance costs                                       224                       264
            Provision for doubtful accounts                                         1,502                     2,027
            Deferred income taxes                                                    (642)
            Extraordinary loss on early extinguishment of debt                      1,167
    Changes in assets and liabilities excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                          (905)                   (2,041)
            Increase in inventories                                                  (698)                   (1,033)
            Increase in prepaid expenses and other assets                          (1,150)                   (1,530)
            (Decrease) increase in accounts payable and other liabilities            (220)                    1,267
                                                                               ----------                ----------
                Net cash (used in) provided by operating activities                   (90)                      330
                                                                               ----------                ----------
Cash flows from investing activities:
    Capital expenditures                                                             (689)                     (844)
    Notes receivable - payments received                                                                         20
    Payments for acquisitions - net of cash acquired                               (3,417)                     (548)
                                                                               ----------                ----------
                Net cash used in investing activities                              (4,106)                   (1,372)
                                                                               ----------                ----------
Cash flows from financing activities:
    Proceeds from notes payable                                                    63,491
    Payments on long-term debt                                                    (55,759)                      (56)
    Proceeds from long-term debt                                                   34,245
    Borrowing under revolving loan                                                  4,531
    Payments for financing fees and issuance costs                                 (2,252)
                                                                               ----------                ----------
                Net cash provided by (used in) financing activities                44,256                       (56)
                                                                               ----------                ----------
Effect of exchange rate on cash                                                    (1,427)                     (131)
                                                                               ----------                ----------
Increase (decrease) in cash                                                        38,633                    (1,229)
Cash and cash equivalents, beginning of period                                      5,158                    10,413
                                                                               ----------                ----------
Cash and cash equivalents, end of period                                       $   43,791                $    9,184
                                                                               ==========                ==========
Supplemental cash flow information:
  Cash paid for interest                                                       $    1,178                $    1,140
                                                                               ==========                ==========
  Cash paid for income taxes, net                                              $      407                $       12
                                                                               ==========                ==========


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

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999.

2.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. At December 31, 1999 and 1998, the Company had outstanding stock options and warrants to purchase 4,140 and 3,890 shares, respectively, of common stock ranging in price from $2.65 to $12.45 and $4.38 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

      The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 1999 and 1998 are as follows:

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1999      1998
                                                            ------     ------
Weighted average number of common
  shares outstanding as used in computation of
  basic EPS of common stock                                 17,551     17,536
Incremental shares of stock options and warrants,
  after application of treasury stock method                              190
                                                            ------     ------
Shares used in computation of diluted EPS
  of common stock                                           17,551     17,726
                                                            ======     ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

3.    COMPREHENSIVE LOSS:

      Components of comprehensive loss include net (loss) income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three months ended December 31, 1999 and 1998:

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                              -------------------------------
                                                  1999                 1998
                                              ---------             ---------
         Net  (loss) income                   $    (912)            $       4
         Change in cumulative
            translation adjustment               (2,479)               (2,219)
                                              ---------             ---------
         Comprehensive loss                   $  (3,391)            $  (2,215)
                                              =========             =========

4.    DEBT:

      On December 20, 1999, the Company's UK subsidiaries obtained new financing (the "Refinancing") denominated in pounds sterling, which aggregates approximately $125,700 at December 31, 1999 as follows:

FACILITY                                                   TOTAL     OUTSTANDING   INTEREST RATE         MATURITY
--------                                                 ---------   -----------   -------------        ----------
SENIOR CREDIT FACILITIES:                                                                             Dec. 17, 2005
Term loan                                                $  45,245   $    45,245   LIBOR + 2%         Dec. 17, 2006
Acquisition loan                                            20,199         1,511   LIBOR + 2.75%      Dec. 17, 2005
Working capital facility                                     8,079         4,491   LIBOR + 2%
                                                         ---------   -----------
    Total senior credit facilities                          73,523        51,247                      Dec. 17, 2007
MEZZANINE TERM LOAN                                         16,159        16,159   LIBOR + 7%         Dec. 17, 2008
SENIOR SUBORDINATED NOTES (the "NOTES") WITH WARRANTS       36,012        33,934   9.375%
                                                         ---------   -----------
TOTAL REFINANCING                                        $ 125,694       101,340
    LESS, CURRENT MATURITIES                             =========         4,525
                                                                     -----------
                                                                     $    96,815
                                                                     ===========


      The mezzanine lenders and the purchasers of the Notes were also issued warrants to purchase approximately 2% and 27%, respectively, of the fully diluted shares of Transworld Healthcare (UK) Limited ("TW UK"). Of the $125,700 net proceeds of the Refinancing, $55,755 was used to repay the Company's existing senior indebtedness (the "Credit Facility"), $11,617 was provided to the Company for general corporate purposes in the U.S., with the balance to be used for acquisitions and working capital in the U.K.

      Repayment of the loans under the senior credit facilities commences on July 30, 2000 and continues until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of December 31, 1999, borrowings under the senior credit facilities bore interest at a rate of 7.72% to

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.    DEBT (CONTINUED):

      8.47%. Subject to certain exceptions, the senior credit facilities contain restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of these kind.

      The loans under the senior credit facilities are collateralized by, among other things, a lien on substantially all of TW UK's assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

      With respect to the mezzanine term loan interest, LIBOR + 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The mezzanine term loan contains terms and conditions substantially similar to those contained in the senior credit facilities. As of December 31, 1999, borrowings under the mezzanine term loan bore interest at a rate of 12.72%.

      Interest payments on the Notes are subject to restrictions contained in the senior credit facilities which require interest on the Notes to be paid in-kind through the issuance of additional notes for the first 18 months, with payment of interest in cash thereafter subject to meeting certain financial tests. The documents covering the Notes provide for customary rights for a transaction of this type, including: (i) pre-emptive rights with respect to new securities; (ii) rights of first refusal with respect to proposed transfers of shares of TW UK; (iii) drag-along rights; (iv) tag-along rights; (v) put and call provisions; and
      (vi) certain corporate actions which require the consent of the holder of the Notes.

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

      In connection with the repayment of the Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 during the three months ended December 31, 1999, related to the write-off of the deferred financing costs associated with the Credit Facility.

5.    COMMITMENTS AND CONTINGENCIES:

      On August 20, 1999, Transworld Home HealthCare - Nursing Division, Inc. ("TNI") was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. The case was settled on December 27, 1999 for $325 and was paid on December 29, 1999 by the Company's insurance carrier. Since this settlement was

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

      within the policy limits of the Company's insurance policies it did not have any effect on the Company's consolidated financial position, cash flows, or results of operations.

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 3, 2000.

      On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters') from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was recently partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. At present, the Company has entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator has been involved in these settlement discussions as well. At present, the Company is not able to determine when a final settlement will be reached with the DOJ, the OIG and the relator or whether any proposed settlement can be concluded on terms acceptable to the Company. Accordingly, the Company is unable to estimate what the potential loss might be at this time. In the event that these settlement discussions are unsuccessful, the Company will defend vigorously its interest in these matters. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

      By letter dated December 20, 1999, the Company received formal written notification of the intent of two plaintiffs to file a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania against Transworld Healthcare, Inc., Transworld Home Healthcare, Inc., Health Management, Inc. and HMI Pennsylvania, Inc. The two plaintiffs, Irwin Hirsch and Lloyd Myers, formerly were employees of HMI Pennsylvania, Inc., a subsidiary of the Company, and had written employment agreements. Myers also served as an officer of HMI. Based upon their former status as employees and as officers, both claim entitlement to contractual indemnification from HMI and HMI Pennsylvania, Inc. for defense costs and settlement of certain claims made against them. In 1994, Hirsch and Myers also sold two retail pharmacies they owned to HMI.

      Hirsch and Myers were named as defendants in an action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS), which was a class action by shareholders of HMI alleging, among other claims against the defendants, fraud in connection with the valuation of certain securities. Hirsch and Myers incurred non-reimbursed legal expenses of $100 in defending that litigation and, ultimately, settled their liability jointly for $1,325, which was non-reimbursed. They demand that defendants reimburse to them their non-reimbursed legal fees and the settlement amount

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

      pursuant to the indemnification provisions of their employee contracts.

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

      The enforcement division of the Commission has issued a formal order of investigation relating to matters arising out of HMI's public announcement on February 27, 1996 that HMI would have to restate its financial statements for prior periods as a result of certain accounting irregularities. HMI is fully cooperating with this investigation and has responded to the requests of the Commission for documentary evidence.

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

6.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the three months ended December 31, 1999 and 1998, the Company operated in the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies ("Mail-Order") operations; and (iii) U.S. hi-tech ("Hi-Tech") operations. The U.K. operations derive its revenues from nursing and para-professional services, mail-order of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. The Mail-Order operations derive its revenues from mail-order of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provide products

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      to patients in their home nationwide and Puerto Rico. The Hi-Tech operations derive its revenues from infusion and respiratory therapy services and home medical equipment operations concentrated in New Jersey and New York.

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material. The following tables present certain financial information by reportable business segments and geographic areas of operations for the three months ended December 31, 1999 and 1998.


                                                       THREE MONTHS ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------
                                          U.K.           U.S.           U.S.           U.S.
                                       OPERATIONS     MAIL-ORDER       HI-TECH         TOTAL          TOTAL
                                       ----------     ----------       -------         -----          -----
Revenues to unaffiliated customers     $  28,847       $  7,632       $  3,803       $ 11,435       $  40,282
                                       =========       ========       ========       ========       =========
Segment operating profit               $   2,442       $     29       $     88       $    117       $   2,559
                                       =========       ========       ========       ========
Corporate expenses                                                                                       (981)
Interest expense, net                                                                                  (1,293)
                                                                                                    ---------
Income before income taxes and
  extraordinary loss                                                                                $     285
                                                                                                    =========
Identifiable assets, December 31, 1999 $ 150,296       $ 26,721       $ 11,188       $ 37,909       $ 188,205
                                       =========       ========       ========       ========
Corporate assets                                                                                       25,328
                                                                                                    ---------
Total assets, December 31, 1999                                                                     $ 213,533
                                                                                                    =========

                                                       THREE MONTHS ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------
                                          U.K.           U.S.           U.S.           U.S.
                                       OPERATIONS     MAIL-ORDER       HI-TECH         TOTAL          TOTAL
                                       ----------     ----------       -------         -----          -----
Revenues to unaffiliated customers     $  24,489       $ 12,117       $  3,448       $ 15,565       $  40,054
                                       =========       ========       ========       ========       =========
Segment operating profit (loss)        $   2,467       $    308       $   (249)      $     59       $   2,526
                                       =========       ========       ========       ========
Corporate expenses                                                                                     (1,183)
Interest expense, net                                                                                  (1,332)
                                                                                                    ---------
Income before income taxes                                                                          $      11
                                                                                                    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a provider of a broad range of health care services and products with operations in the U.K. and the U.S. The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies ("Mail-Order") operations; and
(iii) U.S. hi-tech ("Hi-Tech") operations. The Company's U.K. operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Mail-Order operations provide products to patients in their home nationwide and in Puerto Rico while its Hi-Tech operations are concentrated in New Jersey and New York.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998

Revenues. Total revenues increased by $228,000 or .6% to $40,282,000 for the three months ended December 31, 1999 from $40,054,000 for the three months ended December 31, 1998. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($4,186,000) as a result of continued expansion, increased billing rates and an increase in the number of patients being serviced. Partly offsetting the increase from the U.K. operations were declines in revenue experienced by the Mail-Order operations ($4,486,000) due to a reduction in the number of patients serviced.

Cost of Revenues. Total cost of revenues increased by $913,000 to $26,021,000 for the three months ended December 31, 1999 from $25,108,000 for the three months ended December 31, 1998. Total cost of revenues as a percentage of revenues for the three months ended December 31, 1999 increased to 64.6% from 62.7% for the three months ended December 31, 1998. Cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales operations (58.6% for the three months ended December 31, 1999 versus 54.9% for the prior period), decreased for infusion services (74.1% for the three months ended December 31, 1999 versus 75.0% for the prior period) and decreased for patient services (67.5% for the three months ended December 31, 1999 versus 69.6% in the prior period). The increase in respiratory, medical equipment and supplies sales operations is attributable to the decrease in revenues in the Mail-Order operations which carry a lower cost of revenues as a percentage of revenues (46.3%) than the U.K. respiratory, medical equipment and supplies sales operations (73.0%). The decrease in infusion services is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs. The decline in patient services is primarily due from increased billing rates in the U.K. nursing operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $920,000 or 6.8% to $12,683,000 for the three months ended December 31, 1999 from $13,603,000 for the three months ended December 31, 1998. This decrease was primarily due to an overhead reduction program in the Company's Mail-Order operations ($2,064,000) and Hi-Tech operations ($135,000). These decreases were offset by higher levels of overhead in the U.K.

operations due to its continued expansion ($1,277,000).

Interest Income. Interest income increased by $32,000 or 46.4% to $101,000 for the three months ended December 31, 1999 from $69,000 for the three months ended December 31, 1998. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Interest expense decreased by $7,000 or .5% to $1,394,000 for the three months ended December 31, 1999 from $1,401,000 for the three months ended December 31, 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") combined with a reduced borrowing rate.

Provision for Income Taxes. The Company recorded a provision for income taxes amounting to $438,000 or 153.7% of income before income taxes for the three months ended December 31, 1999 versus a provision of $7,000 or 63.6% of income before income taxes in the comparable prior period. The difference between the 153.7% effective tax rate for the three months ended December 31, 1999 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $12,022,000 net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the three months ended December 31, 1999, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss (Income). As a result of the foregoing, the Company recorded a net loss of $912,000 for the three months ended December 31, 1999 compared to net income of $4,000 for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

During the three months ended December 31, 1999, the Company utilized $90,000 in operating activities and $4,106,000 in investing activities including $3,417,000 for further expansion of the Company's U. K. operations and $689,000 for capital expenditures. Cash requirements during the three months ended December 31, 1999 for operating and investing activities, as well as the $55,755,000 repayment of the Credit Facility and $2,252,000 of debt issuance costs were met through funds generated by the Refinancing (as defined and described below) ($102,267,000).

The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "- Refinancing."

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 1999 and September 30, 1999, $29,864,000 (14.0%) and $30,814,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 1999 and September 30, 1999, the Company's average DSOs were 67 and 73, respectively.

REFINANCING.

General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, Transworld Holdings (UK) Limited ("UK Parent") and its subsidiary Transworld Healthcare (UK) Limited ("TW UK") obtained new financing denominated in pounds sterling, which aggregates approximately $125,700,000 at December 31, 1999. The new financing consists of a $73,523,000 senior secured term and revolving credit facility (the "Senior Credit Facility"), $16,159,000 in mezzanine indebtedness (the "Mezzanine Loan") and $36,012,000 principal amount of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). Of the $125,700 net proceeds of the Refinancing, $55,755,000 was used to repay the Company's existing Credit Facility, $11,617,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

Senior Credit Facility. The Senior Credit Facility consists of a (i) $45,245,000 term loan A, maturing December 17, 2005, (ii) $20,199,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first three years following closing, and (iii) $8,079,000 revolving facility, maturing December 17, 2005. Repayment of the loans commences on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of February 1, 2000, TW UK had outstanding borrowings of $49,671,000 under the Senior Credit Facility. As of February 1, 2000, borrowings under the Senior Credit Facility bore interest at a rate of 7.914% to 8.664%.

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

Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of February 1, 2000, borrowings under the Mezzanine Loan bore interest at a rate of 12.914%.

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $36,012,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

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

The Warrants will automatically be exercised for Warrant Shares in the event that TW UK consummates a public offering of shares valuing the Investors' ordinary shares of TW UK issuable upon a voluntary exercise of the Warrants at or above 2.5x the initial investment.

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

If UK Parent fails to perform in full its obligations following exercise of the Investors put of Warrant Shares, the Investor shall have the right to among other things exercise directly through the voting trust the drag-along rights without the requirement that the board of directors of TW UK first take any action.

Following an initial public offering and upon exchange of the Warrants, the Investors shall be entitled to two demand rights and unlimited piggyback registrations with respect to the Warrant Shares. The Warrant Shares shall be listed for trading on any securities exchange on which the ordinary shares of TW UK are listed for trading.

All ordinary shares of UK Parent owned by the Company and all ordinary shares of TW UK owned by UK Parent will be held in a voting trust for the benefit of the holders of ordinary shares of TW UK and the holders of the Warrants, with the trustee of the trust being obligated to vote the shares held in trust as follows: (i) to elect to the board of directors of TW UK individuals designated in accordance with the Securities Purchase Documents and on any other matter, pursuant to instructions approved by the required majority of the board of directors of TW UK as contemplated by the Securities Purchase Documents; and
(ii) following the breach by UK Parent and TW UK of their obligations to honor an Investor put of Notes, an Investor put of Warrants or an Investor put of Warrant Shares, the Investors have the right to exercise drag-along rights directly without any action of the board of directors of TW UK on a transaction to which such drag-along rights apply pursuant to instructions from the Investors. G. Richard Green, a Director of the Company, is the trustee of the voting trust. The voting trust includes provisions to the effect that under certain circumstances the shares held in trust shall thereafter be voted on all matters, including the election of directors, pursuant to instructions from a majority of those members of the board of directors of TW UK who are not affiliated or associated with the Company, Hyperion Partners II L.P. ("HPII"), or any of their successors.

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

As of February 1, 2000, costs incurred for all efforts of the Company's Year 2000 action plan amounted to $245,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. Based upon the best estimate by the Company's management and the Year 2000 task force, the Company does not expect any additional costs associated with the Company's Year 2000 action plan. If additional costs are incurred they will also be expensed as incurred and be funded by operating cash flow.

In addition, the Company relies heavily upon third party payors, including to a large extent governmental payors such as the NHS in the U.K. and Medicare and Medicaid in the U.S. for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Although much has been published publicly stating that the government was working to solve its own Year 2000 issues in a timely manner, the Company has received no assurance that their systems and interfaces were converted timely. Failure of any of the Company's third party payors, especially governmental payors, to solve their Year 2000 issues could have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

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

LITIGATION.

On August 20, 1999, Transworld Home HealthCare - Nursing Division, Inc. ("TNI") was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. The case was settled on December 27, 1999 for $325,000, and was paid on December 29, 1999 by the Company's insurance carrier. Since this settlement was within the policy limits of the Company's insurance policies it did not have any effect on the Company's financial position, cash flows, or results of operations.

On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott
A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the

Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to March 3, 2000.

On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters') from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was recently partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. At present, the Company has entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator has been involved in these settlement discussions as well. At present, the Company is not able to determine when a final settlement will be reached with the DOJ, the OIG and the relator or whether any proposed settlement can be concluded on terms acceptable to the Company. Accordingly, the Company is unable to estimate what the potential loss might be at this time. In the event that these settlement discussions are unsuccessful, the Company will defend vigorously its interest in these matters. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

By letter dated December 20, 1999, the Company received formal written notification of the intent of two plaintiffs to file a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania against Transworld Healthcare, Inc., Transworld Home Healthcare, Inc., Health Management, Inc. and HMI Pennsylvania, Inc. The two plaintiffs, Irwin Hirsch and Lloyd Myers, formerly were employees of HMI Pennsylvania, Inc., a subsidiary of the Company, and had written employment agreements. Myers also served as an officer of HMI. Based upon their former status as employees and as officers, both claim entitlement to contractual indemnification from HMI and HMI Pennsylvania, Inc. for defense costs and settlement of certain claims made against them. In 1994, Hirsch and Myers also sold two retail pharmacies they owned to HMI.

Hirsch and Myers were named as defendants in an action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS), which was a class action by shareholders of HMI alleging, among other claims against the defendants, fraud in connection with the valuation of certain securities. Hirsch and Myers incurred non-reimbursed legal expenses of $100,000 in defending that litigation and, ultimately, settled their liability jointly for $1,325,000 which was non-reimbursed. They demand that defendants reimburse to them their non-reimbursed legal fees and the settlement amount pursuant to the indemnification provisions of their employee contracts.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On August 20, 1999, Transworld Home HealthCare - Nursing Division, Inc. ("TNI") was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. The case was settled on December 27, 1999 for $325,000, and was paid on December 29, 1999 by the Company's insurance carrier. Since this settlement was within the policy limits of the Company's insurance policies it did not have any effect on the Company's financial position, cash flows, or results of operations.

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

Dated:  February 18, 2000

                                 TRANSWORLD HEALTHCARE, INC.

                                 By: /s/ Wayne A. Palladino
                                     -------------------------------------------
                                      Wayne A. Palladino
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)

                                  EXHIBIT INDEX

Exhibit                                       Description

27                                            Financial Data Schedule