Form 10-Q/A
period 1999-12-31
TRANSWORLD HEALTHCARE INC
filed 2000-05-15
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                Amendment No. 1
                                    FORM 10-Q/A

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

  Class                                         Outstanding at April 17, 2000
Common Stock                                         17,551,076 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q/A


In the original filing of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, the Company presented their U.K. subsidiaries on a consolidated basis. Subsequent to the original filing the Company has concluded that effective with the new financing, the investment in the U.K. subsidiaries should be accounted for under the equity method, retroactive to October 31, 1999. This amended 10-Q reflects this revised accounting.


                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.   Financial Statements  (Unaudited)..................................3

          Condensed Consolidated Balance Sheets - December 31, 1999 and
            September 30, 1999...............................................4

          Condensed Consolidated Statement of Operations - For the Three
            Months Ended December 31, 1999 and December 31, 1998.............5

          Condensed Consolidated Statement of Cash Flows - For the Three
            Months Ended December 31, 1999 and December 31, 1998.............6

          Notes to Condensed Consolidated Financial Statements...............7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........24

                                     PART II

Item 1.   Legal Proceedings.................................................25

Item 6.   Exhibits and Reports on Form 8-K..................................25


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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                     DECEMBER 31,           SEPTEMBER 30,
                                                                         1999                    1999
                                                                  ------------------      -----------------
                                                                      (Restated)
                                 ASSETS

Current assets:
  Cash and cash equivalents                                         $    13,197            $      5,158
  Accounts receivable, less allowance for doubtful
    accounts of $18,902 and $19,870, respectively                        11,943                  30,814
  Inventories                                                             1,959                   2,929
  Deferred income taxes                                                   7,572                   6,930
  Prepaid expenses and other assets                                         866                   4,735
                                                                    ------------           -------------
         Total current assets                                            35,537                  50,566

Property and equipment, net                                               2,774                   9,929
Investment in U.K. subsidiaries                                          38,304
Intangible assets, net of accumulated amortization of
    $3,855 and $9,798, respectively                                      18,630                 103,248
Deferred income taxes                                                     6,173                   6,173
Other assets                                                                148                   2,205
                                                                    ------------           -------------
         Total assets                                               $   101,566            $    172,121
                                                                    ============           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $         6            $      1,364
  Accounts payable                                                        3,032                   5,058
  Accrued expenses                                                        5,083                  14,899
  Income taxes payable                                                    1,684                   3,240
                                                                    ------------           -------------
         Total current liabilities                                        9,805                  24,561

Long-term debt                                                                6                  54,407
Deferred income taxes and other                                           1,310                   1,879
                                                                    ------------           -------------
         Total liabilities                                               11,121                  80,847
                                                                    ------------           -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none

  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 17,551                            176                     176
  Additional paid-in capital                                            128,070                 125,526
  Accumulated other comprehensive loss                                   (2,866)                   (405)
  Retained deficit                                                      (34,935)                (34,023)
                                                                    ------------           -------------

         Total stockholders' equity                                      90,445                  91,274
                                                                    ------------           -------------

         Total liabilities and stockholders' equity                 $   101,566            $    172,121
                                                                    ============           =============





See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                                    THREE MONTHS ENDED

                                                                         -----------------------------------------
                                                                           DECEMBER 31,             DECEMBER 31,
                                                                               1999                     1998
                                                                         -----------------         ---------------
                                                                            (Restated)
Revenues:
    Net respiratory, medical equipment and supplies sales                   $   8,638                 $  19,726
    Net infusion services                                                       2,797                     2,423
    Net patient services                                                                                 17,905
                                                                            ----------                ----------
          Total revenues                                                       11,435                    40,054
                                                                            ----------                ----------

Cost of revenues:
    Respiratory, medical equipment and supplies sales                           4,096                    10,826
    Infusion services                                                           2,071                     1,817
    Patient services                                                                                     12,465
                                                                            ----------                ----------
          Total cost of revenues                                                6,167                    25,108
                                                                            ----------                ----------
          Gross profit                                                          5,268                    14,946

Selling, general and administrative expenses                                    6,132                    13,603
                                                                            ----------                ----------

          Operating (loss) income                                                (864)                    1,343

Interest income                                                                   (41)                      (69)
Interest expense                                                                1,178                     1,401
                                                                            ----------                ----------
          (Loss) income before income taxes, equity income
              and extraordinary loss                                           (2,001)                       11

(Benefit) provision for income taxes                                             (655)                        7
Equity in income of and interest income earned
    from U.K. subsidiaries                                                      1,193
                                                                            ----------                ----------
          (Loss) income before extraordinary loss                                (153)                        4

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                          (759)
                                                                            ----------                ----------

          Net (loss) income                                                 $    (912)                $       4
                                                                             ==========                ==========

(Loss) income per share of common stock before
        extraordinary loss:
        Basic and diluted                                                   $   (0.01)                $       -
                                                                            ==========                ==========

Net (loss) income per share of common stock:
        Basic and diluted                                                   $   (0.05)                $       -
                                                                            ==========                ==========

Weighted average number of common shares outstanding:
        Basic                                                                  17,551                    17,536
                                                                            ==========                ==========
        Diluted                                                                17,551                    17,726
                                                                            ==========                ==========


See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                            ------------------------------------------
                                                                              DECEMBER 31,             DECEMBER 31,
                                                                                  1999                     1998
                                                                            -----------------         ----------------
                                                                               (Restated)
Cash flows from operating activities:
    Net (loss) income                                                        $       (912)             $          4
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                             396                     1,372
            Amortization of debt issuance costs                                       209                       264
            Provision for doubtful accounts                                         1,306                     2,027
            Deferred income taxes                                                    (642)
            Equity in income of U.K. subsidiaries                                    (411)
            Extraordinary loss on early extinguishment of debt                      1,167
    Changes in assets and liabilities excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                        (1,624)                   (2,041)
            Increase in inventories                                                  (207)                   (1,033)
            Decrease (increase) in prepaid expenses and other assets                  141                    (1,530)
            (Decrease) increase in accounts payable and other liabilities              (4)                    1,267
                                                                            --------------            --------------
                Net cash (used in) provided by operating activities                  (581)                      330
                                                                            --------------            --------------

Cash flows from investing activities:
    Capital expenditures                                                              (79)                     (844)
    Notes receivable - payments received                                                                         20
    Notes receivable from U.K. subsidiaries - payments received                    58,983
    Advances to U.K. subsidiaries                                                    (304)
    Repayment of advances to U.K. subsidiaries                                      8,390
    Payments for acquisitions - net of cash acquired                                                           (548)
                                                                            --------------            --------------
                Net cash provided by (used in) investing activities                66,990                    (1,372)
                                                                            --------------            --------------

Cash flows from financing activities:
    Payments on long-term debt                                                    (55,759)                      (56)
    Payments for financing fees and issuance costs                                    (15)
                                                                            --------------            --------------
                Net cash used in financing activities                             (55,774)                      (56)
                                                                            --------------            --------------

Effect of exchange rate on cash                                                         2                      (131)
Decrease in cash due to deconsolidation of U.K. subsidiaries                       (2,598)
                                                                            --------------            --------------

Increase (decrease) in cash                                                         8,039                    (1,229)
Cash and cash equivalents, beginning of period                                      5,158                    10,413
                                                                            --------------            --------------
Cash and cash equivalents, end of period                                    $      13,197             $       9,184
                                                                            ==============            ==============
Supplemental cash flow information:
  Cash paid for interest                                                    $       1,178             $       1,140
                                                                            ==============            ==============
  Cash paid for income taxes, net                                           $                         $          12
                                                                            ==============            ==============



See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    RESTATEMENT:

      In the original filing of the Transworld Healthcare, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, the Company presented their U.K. subsidiaries on a consolidated basis. Subsequent to the original filing the Company has concluded that effective with the new financing, the investment in the U.K. subsidiaries should be accounted for under the equity method, retroactive to October 31, 1999. This amended 10-Q reflects this revised accounting (See Note 5).

      The table below contains condensed consolidated financial information as previously reported in the original 10-Q filing and as restated in this amendment.

      CONDENSED CONSOLIDATED BALANCE SHEET DATA
      -----------------------------------------
      DECEMBER 31, 1999
                                                   Previously
                                                      Filed       Restated
                                                   ------------  ------------
      Total assets                                   $ 213,533     $  99,004
      Total liabilities                                125,650        11,121
      Total stockholder's equity                        87,883        87,883


      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
      ---------------------------------------------------
      THREE MONTHS ENDED DECEMBER 31, 1999
                                                   Previously
                                                      Filed       Restated
                                                   ------------  ------------
      Net revenues                                   $  40,282     $  11,435
      Equity in income of and interest income
        earned from U.K. subsidiaries                                  1,193
      Net loss                                            (912)         (912)


2.    BASIS OF PRESENTATION:

      Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment in both the U.S. and U.K.; (ii) infusion therapy in the U.S.; and (iii) patient services, including nursing and para-professional services in the U.K.

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments, except as described in Note 4) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999.

3.    EARNINGS PER SHARE:

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

      The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 1999 and 1998 are as follows:


                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                           ---------------------
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

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------
                                                (Restated)
        Net (loss) income                      $    (912)       $       4
         Change in cumulative
            translation adjustment                 (2,461)          (2,219)
                                                ----------       ----------

         Comprehensive loss                     $  (3,373)       $  (2,215)
                                                ==========       ==========

5.    INVESTMENT IN U.K. SUBSIDIARIES:

      On December 20, 1999, the Company's UK subsidiaries obtained new financing (the "Refinancing") denominated in pounds sterling, which aggregated approximately $125,700 at December 31, 1999. Concurrent with the Refinancing, specifically relating to the senior subordinated notes (the "Notes"), the Company placed 100% of its ownership interest in Transworld Healthcare (UK) Limited ("TW UK") into a voting trust (the "Voting Trust"). As a result of the establishment of the Voting Trust, the Company would initially own 100% of the outstanding voting certificates. The term of the Voting Trust is 20 years. The Voting Trust agreement stipulates that the composition of the board of directors of TW UK will consist of one person designated by the Company, one person appointed by the purchasers of the Notes, one representative of TW UK management (currently the Chairman and Chief Executive Officer of the Company) and two independent directors. The board of directors of TW UK will then vote on substantially all matters regarding its operations. G. Richard Green, a director of the Company, is the trustee of the Voting Trust.

      As a result of the provisions of the Voting Trust discussed above, the Company controlled only 50% of the board of directors and the holders of the Notes (the "Investors") have the right to approve or veto the annual budget and financial forecast of results of operations and sources and uses of cash and any material deviation from such approved budget. Since the Company does not hold a majority interest of the board of directors and the Investors held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it is no longer able to consolidate the U.K. subsidiaries into its financial statements although it owns 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. Under the equity method of accounting, the investment is carried at the cost of the acquisition, plus additional investments made by the Company and the Company's undistributed income or losses of the investment less any amounts being distributed since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

      UK Parent and TW UK have amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the Investors approve the operating budget. These amendments will enable the Company to consolidate the U.K. subsidiaries for the second quarter ended March 31, 2000.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    INVESTMENT IN U.K. SUBSIDIARIES (CONTINUED):

      The tables below contains condensed consolidated financial information of UK Parent as of December 31, 1999 for the balance sheet data and for the three months ended December 31, 1999 for the statement of operations data.

      CONDENSED CONSOLIDATED BALANCE SHEET DATA
      -----------------------------------------


      DECEMBER 31, 1999 (Restated)

      Cash and cash equivalents                   $     30,594    Current portion of long term-debt     $      4,204
      Accounts receivable, less allowance                         Other current liabilities                   12,662
        for doubtful accounts of $1,149                 17,921                                         --------------
      Other current assets                               6,643      Total current liabilities                 16,866
                                                  -------------   Long-term debt                              60,639
        Total current assets                            55,158    Notes payable                               33,934
      Property and equipment, net                        7,104    Other liabilities                              553
      Intangible assets, net of accumulated                                                            --------------
        amortization of $6,880                          85,148      Total liabilities                        111,992
      Other assets                                       2,886    Stockholder's equity                        38,304
                                                  -------------                                        --------------
        Total assets                              $    150,296      Total liabilities and
                                                  =============       stockholder's equity              $    150,296
                                                                                                       ==============



      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
      ---------------------------------------------------
      THREE MONTHS ENDED DECEMBER 31, 1999
      Net revenues                                                $    28,847
      Gross profit                                                      8,993
      Operating income                                                  2,442
      Interest expense, net (including $1,203 of intercompany)          1,359
      Tax provision                                                       672
      Net income                                                          411
      Depreciation and amortization                                     1,148



      The components of the Refinancing at December 31, 1999 are as follows:

      FACILITY                                           TOTAL     OUTSTANDING       INTEREST RATE      MATURITY
      --------                                           -----     -----------       -------------      --------
                                                                    (Restated)
      SENIOR CREDIT FACILITIES:
      Term loan                                        $  45,245       $    45,245     LIBOR + 2%       Dec. 17, 2005
      Acquisition loan                                    20,199             1,511     LIBOR + 2.75%    Dec. 17, 2006
      Working capital facility                             8,079             4,490     LIBOR + 2%       Dec. 17, 2005
                                                       ---------       -----------
          Total senior credit facilities                  73,523            51,246
      MEZZANINE TERM LOAN                                 16,159            13,597(1)  LIBOR + 7%       Dec. 17, 2007
      SENIOR SUBORDINATED NOTES WITH WARRANTS             36,012            33,934     9.375%           Dec. 17, 2008
                                                       ---------       -----------
      TOTAL REFINANCING                                $ 125,694            98,777
                                                       ==========
          LESS, CURRENT MATURITIES                                           4,204
                                                                       ------------
                                                                       $    94,573
                                                                       ============

----------
(1)  Net of unamortized discount of $2,562.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    INVESTMENT IN UK SUBSIDIARIES (CONTINUED):

      The mezzanine lenders and the Investors were also issued warrants to purchase approximately 2% and 27%, respectively, of the fully diluted shares of Transworld Healthcare (UK) Limited ("TW UK"). The exercise price of the warrants issued to the Investors (the "Note Warrants") shall equal the entire principal amount of the Notes for all Note Warrants in the aggregate and must be paid through the tender of Notes to TW UK. The exercise price of the warrants issued to the mezzanine lenders in aggregate is approximately $131 and they can be exercised at any time without condition. The fair value of the warrants ($2,562) issued to the mezzanine lenders has been recorded as a discount to the mezzanine term loan and is being amortized over the term of the loan using the interest method.

      The Investors have the right, at their option, to require UK Parent to redeem all or any portion of the Notes under certain circumstances and in accordance with the terms of the documents covering the Notes. The redemption price of the Notes shall be equal to the principal amount of the Notes, plus all accrued and unpaid interest.

      The Investors will have the right, at their option, to require UK Parent to purchase all or any portion of the Note Warrants or the shares issued upon exercise of the Note Warrants (the "Warrant Shares") under certain circumstances and in accordance with the terms of the documents covering the Notes. The purchase price of the Note Warrants shall be equal to the difference, if a positive number, between (i) the fair market value of the Warrant Shares which the Investors have the right to acquire upon exercise of such Note Warrants and (ii) the exercise price of such Note Warrants. The purchase price of the Warrant Shares shall be equal to the fair market value of such Warrant Shares.

      Of the net $125,700 proceeds of the Refinancing, $67,372 was used to pay down the U.K. subsidiaries existing intercompany loan due to the Company, with the balance to be used for acquisitions and working capital in the U.K.

      Repayment of the loans under the senior credit facilities commences on July 30, 2000 and continues until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of December 31, 1999, borrowings under the senior credit facilities bore interest at a rate of 7.72% to 8.47%. Subject to certain exceptions, the senior credit facilities contain restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of this kind.

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

6.    DEBT:

      On December 20, 1999, $55,755 of the net proceeds received from the pay down of the intercompany loan due from the U.K. subsidiaries was used to repay the Company's existing senior indebtedness (the "Credit Facility"). The remaining $11,617 of proceeds will be used for general corporate purposes in the U.S. In connection with the repayment of the Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 during the three months ended December 31, 1999, related to the write-off of the deferred financing costs associated with the Credit Facility.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.    COMMITMENTS AND CONTINGENCIES:

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

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to July 7, 2000.

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

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

      Effective October 1, 1997, the Company owned 100% of the stock of HMI.

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. Plaintiff demands an accounting, damages, attorney's fees and other payment for other expenses for unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The Court denied defendants' motion in part and granted the motion in part, leaving intact certain claims. Plaintiff has propounded discovery requests. The Company's insurer disclaims coverage as to the Company, however, the insurer for the Company's HMI subsidiary has accepted coverage for the individual defendant former HMI directors. The Company believes that it does not have liability and will vigorously defend this action. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

8.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the three months ended December 31, 1999, the Company operated in the following reportable business segments: (i) U.S. specialty mail-order pharmaceuticals and medical supplies

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      ("Mail-Order") operations; and (ii) U.S. hi-tech ("Hi-Tech") operations. The Mail-Order operations derive its revenues from mail-order of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provide products to patients in their home nationwide and Puerto Rico. The Hi-Tech operations derive its revenues from infusion and respiratory therapy services and home medical equipment operations concentrated in New Jersey and New York.

      During the three months ended December 31, 1998, the Company also consolidated its U.K. operations, which derived its revenues from nursing and para-professional services, mail-order of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. Retroactive to October 1, 1999, the U.K. operations are being accounted for under the equity method of accounting.

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


                                               THREE MONTHS ENDED DECEMBER 31,
                                                           1999
                                           =====================================
                                                       (Restated)
                                              U.S.        U.S.
                                           MAIL-ORDER    HI-TECH       TOTAL
                                           ----------  -----------  ----------
     Revenues to unaffiliated customers     $  7,632    $   3,803    $  11,435
                                           =========    =========   ==========
     Segment operating profit               $     29    $      88    $     117
                                           =========    =========
     Corporate expenses                                                   (981)
     Interest expense, net                                              (1,137)
                                                                    ----------
     Loss before income taxes, equity
       income and extraordinary loss                                 $  (2,001)
                                                                    ==========
     Identifiable assets, December
     31, 1999                               $ 26,721    $  11,188    $  37,909
                                           =========    =========
     Investment in U.K. subsidiaries                                    38,304
     Corporate assets                                                   25,353
                                                                    ----------
     Total assets, December 31, 1999                                 $ 101,566
                                                                    ==========



                                                  THREE MONTHS ENDED DECEMBER 31, 1998
                                      -------------------------------------------------------------
                                         U.K.         U.S.        U.S.        U.S.
                                      OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL        TOTAL
                                      -------------------------------------------------------------
     Revenues to unaffiliated          $  24,489    $ 12,117    $  3,448    $ 15,565    $  40,054
                                       =========    ========    ========    ========    =========
     Segment operating profit (loss)   $   2,467    $    308    $   (249 )  $     59    $   2,526
                                       =========    ========    ========    ========
     Corporate expenses                                                                    (1,183)
     Interest expense, net                                                                 (1,332)
                                                                                        ---------
     Income before income taxes                                                         $      11
                                                                                        =========


9.    SUBSEQUENT EVENT:

      On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited, a London based provider of registered nursing and care staff to National Health Service Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,442, plus an additional sum of up to approximately $5,600 in deferred consideration dependent upon 2000 and 2001 Pre-Tax Profits (as defined in the agreement for sale and purchase). Approximately $13,762 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,680 of consideration being paid in 1,050 shares of 5 pence par value class A1 common shares of TW UK. The purchase price of the acquisition is being allocated on the basis of the fair value of the assets acquired (approximately $2,025) with the remaining portion attributable to intangible assets. The Company is still evaluating the allocation of these intangibles.

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

      On December 20, 1999, the Company's United Kingdom ("U.K.") subsidiaries obtained an aggregate of $125,700,000 in new financing (the "Refinancing"). As a result of the provisions of the Voting Trust (as defined and described in Liquidity and Capital Resources) the Company is no longer able to consolidate the U.K. subsidiaries into its financial statements although it owns 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company is accounting for the investment in UK Parent and subsidiaries under the equity method, retroactive to October 1, 1999.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 1999 (RESTATED) VS. THREE MONTHS ENDED DECEMBER 31, 1998

      Revenues. Total reported revenues for the three months ended December 31, 1999 and 1998 was $11,435,000 and $40,054,000, respectively. This represents a decrease of $28,619,000 or 71.5% when comparing the three months ended December 31, 1999 to 1998. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method ($24,489,000). The remaining decrease was primarily attributable to declines in revenue experienced by the Mail-Order operations ($4,486,000) due to a reduction in the number of patients serviced.

      Cost of Revenues. Total reported cost of revenues for the three months ended December 31, 1999 and 1998 was $6,167,000 and $25,108,000,
      respectively. This represents a decrease of $18,941,000 when comparing the three months ended December 31, 1999 to 1998. As a percentage of total revenue, cost of revenues for the three months ended December 31, 1999 decreased to 53.9% in comparison to 62.7% for the prior period. Cost of revenues as a percentage of revenues decreased for respiratory, medical equipment and supplies sales operations (47.4% for the three months ended December 31, 1999 versus 54.9% for the prior period) and decreased for infusion services (74.1% for the three months ended December 31, 1999 versus 75.0% for the prior period). The decrease in respiratory, medical equipment and supplies sales operations is principally attributable to the change in accounting for the U.K. subsidiaries from consolidation to the equity method. The decrease in infusion services is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs. Cost of revenues as a percentage of revenues for patient services was 69.6% for the three months ended December 31, 1998. There was no revenue from patient services in the three months ended December 31, 1999 due to the change in accounting for the U.K. subsidiaries.

      Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the three months ended December 31, 1999 and 1998 was $6,132,000 and $13,603,000, respectively. This represents a decrease of $7,471,000 or 54.9% when comparing the three months ended December 31, 1999 to 1998. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method ($5,070,000). The remaining decrease was primarily due to an overhead reduction program in the Company's Mail-Order operations ($2,064,000) and Hi-Tech operations ($135,000).

      Interest Income. Reported interest income for the three months ended December 31, 1999 and 1998 was $41,000 and $69,000, respectively. This represents a decrease of $28,000 or 40.6% when comparing the three months ended December 31, 1999 to 1998. This decrease was primarily attributable to the change in accounting for the U.K. subsidiaries from consolidation to the equity method ($38,000).

      Interest Expense. Reported interest expense for the three months ended December 31, 1999 and 1998 was $1,178,000 and $1,401,000, respectively.
      This represents a decrease of $223,000 or 15.9% when comparing the three months ended December 31, 1999 to 1998. This favorable variance was primarily attributable to a lower level of borrowings under the Company's senior secured revolving credit facility (the "Credit Facility") combined with a reduced borrowing rate.

      (Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $655,000 or 32.7% of loss before income taxes for the three months ended December 31, 1999 versus a provision of $7,000 or 63.6% of income before income taxes in the comparable prior period. The difference between the 32.7% effective tax rate for the three months ended December 31, 1999 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $12,575,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the three months ended December 31, 1999 was $411,000, which represents 100% of the net income of the Company's U.K. subsidiaries. Interest income earned from U.K. subsidiaries for the three months ended December 31, 1999 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 1999, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries in the three months ended December 31, 1998 as the accounting method for the U.K. subsidiaries in fiscal 1999 was consolidation.

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

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL.

      During the three months ended December 31, 1999, the Company utilized $581,000 (restated) in operating activities. Cash requirements during the three months ended December 31, 1999 for operating activities and capital expenditures ($79,000 (restated)), as well as the $55,755,000 repayment of the Credit Facility were met through funds generated from payments received from, net of advances to the U.K. subsidiaries ($67,069,000 (restated)).

      The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "--Refinancing."

      ACCOUNTS RECEIVABLE.

      The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 1999 and September 30, 1999, $11,943,000 (restated) (11.8% (restated)) and $30,814,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable. This represents a decrease of $18,871,000 (restated) or 61.2% (restated) when comparing December 31, 1999 to September 30, 1999. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method ($17,921,000). The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

      Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. As reported, at December 31, 1999 and September 30, 1999, the Company's average DSOs were 94 (restated) and 73, respectively. This decrease from December 31, 1999 to September 30, 1999 relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method.

      REFINANCING.

      General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary Transworld Healthcare (UK) Limited ("TW UK") obtained the Refinancing, denominated in pounds sterling, which aggregates approximately $125,700,000 at December 31, 1999. The Refinancing consists of a $73,523,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $16,159,000 in mezzanine indebtedness (the "Mezzanine Loan") and $36,012,000 principal amount of senior subordinated notes (the "Notes"). Through a pay down of an existing intercompany loan due to the Company from its U.K. subsidiaries, $55,755,000 of the net proceeds of the Refinancing was used to repay the Company's existing Credit Facility and $11,617,000 was provided to the Company for general corporate purposes in the U.S. The balance of the proceeds of Refinancing is to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

      Senior Credit Facility. The Senior Credit Facility consists of a (i) $45,245,000 term loan A, maturing December 17, 2005, (ii) $20,199,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first three years following closing, and (iii) $8,079,000 revolving facility, maturing December 17, 2005. Repayment of the loans commences on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of May 1, 2000, TW UK had outstanding borrowings of $49,619,000 under the Senior Credit Facility. As of May 1, 2000, borrowings under the Senior Credit Facility bore interest at a rate of 8.19% to 8.94%.

      Subject to certain exceptions, the Senior Credit Facility prohibits or restricts, among other things, the incurrence of liens, the incurrence of indebtedness, certain fundamental corporate changes, dividends (including distributions to the Company), the making of specified investments and certain transactions with affiliates. In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth.

      The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TW UK's and its subsidiaries' assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

      Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of May 1, 2000, borrowings under the Mezzanine Loan bore interest at a rate of 13.08%.

      Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $131,000. The fair value of the Mezzanine Warrants ($2,562,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

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

      ACQUISITION OF NIGHTINGALE.

      On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited, a London based provider of registered nursing and care staff to National Health Service ("NHS") Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,442,000, plus an additional sum of up to approximately $5,600,000 in deferred consideration dependent upon 2000 and 2001 Pre-Tax Profits (as defined in the agreement for sale and purchase). Approximately $13,762,000 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,680,000 of consideration being paid in 1,050,000 shares of 5 pence par value class A1 common shares of TW UK. The purchase price of the acquisition is being allocated on the basis of the fair value of the assets acquired (approximately $2,025,000) with the remaining portion attributable to intangible assets. The Company is still evaluating the allocation of these intangibles.

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

      As of May 1, 2000, costs incurred for all efforts of the Company's Year 2000 action plan amounted to $245,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. Based upon the best estimate by the Company's management and the Year 2000 task force, the Company does not expect any additional costs associated with the Company's Year 2000 action plan. If additional costs are incurred they will also be expensed as incurred and be funded by operating cash flow.

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

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to July 7, 2000.

      On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters') from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was recently partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. At present, the Company has entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator has been involved in these settlement discussions as well. At present, the Company is not able to determine when a final settlement will be reached with the DOJ, the OIG and the relator or whether any proposed settlement can be concluded on terms acceptable to the Company. Accordingly, the Company is unable to estimate what the potential loss might be at this time. In the event that these settlement discussions are unsuccessful the, Company will defend vigorously its interest in these matters. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

      Effective October 1, 1997, the Company owned 100% of the stock of HMI.

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. Plaintiff demands an accounting, damages, attorneys' fees and other payment for other expenses for unspecified amounts. The defendants filed a motion to dismiss this action on September 18, 1998. The Court denied defendants' motion in part and granted the motion in part, leaving intact certain claims. Plaintiff has propounded discovery requests. The Company's insurer disclaims coverage as to the Company, however, the insurer for the Company's HMI subsidiary has accepted coverage for the individual defendant former HMI directors. The Company believes that it does not have liability and will vigorously defend this action. As such, the Company cannot predict whether the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN CURRENCY EXCHANGE

      The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's consolidated financial results. The Company's primary exposure relates to non-U.S. dollar denominated sales in the U.K. subsidiaries where the principal currency is Pounds Sterling. Currently, the Company does not hedge foreign currency exchange rate exposures.

      INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents and the U.K. subsidiaries' December 20, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. The Company's cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. The Company and its U.K. subsidiaries are subject to fluctuating interest rates that may impact, adversely or otherwise, its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company's U.K. subsidiaries hedged the interest rate (LIBOR cap of 9%) on approximately $40,775,000 of its floating rate debt in a contract which expires June 30, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

      July 30,2000        $39,170,000
      December 31, 2000    37,565,000
      June 30, 2001        35,960,000
      December 31, 2001    34,355,000
      June 30, 2002        31,945,000
      December 31, 2002    29,540,000



      The U.K. subsidiaries' Senior Subordinated Notes ($33,934,000 at December 31, 1999) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the U.K. subsidiaries' variable rate debt and their weighted average interest rates at December 31, 1999.

                                 WEIGHTED
                    EXPECTED      AVERAGE
      FISCAL        MATURITY       RATE
      ------        -------------------------
      2000       $ 2,262,000   LIBOR +2%
      2001         4,525,000   LIBOR +2%
      2002         5,656,000   LIBOR +2%
      2003         6,787,000   LIBOR +2%
      2004         9,351,000   LIBOR +2.02%
      thereafter  36,263,000   LIBOR +3.9%
                 -----------
                 $64,844,000   LIBOR +3.07%
                 ===========


The aggregate fair value of the U.K. subsidiaries' debt was approximately $101,139,000 at December 31, 1999.

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

Dated:  May 15, 2000


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