Form 10-Q
period 2000-03-31
TRANSWORLD HEALTHCARE INC
filed 2000-05-15
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000
                         COMMISSION FILE NUMBER 1-11570

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

    Class                                            Outstanding at May 10, 2000
Common Stock                                               17,551,076 Shares

                           TRANSWORLD HEALTHCARE, INC.

                       SECOND QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1. Financial Statements (Unaudited).......................................3

        Condensed Consolidated Balance Sheets - March 31, 2000 and
          September 30, 1999...................................................4

        Condensed Consolidated Statement of Operations - For the Three and
          Six Months Ended March 31, 2000 and March 31, 1999...................5

        Condensed Consolidated Statement of Cash Flows - For the Six Months
          Ended March 31, 2000 and March 31, 1999..............................6

        Notes to Condensed Consolidated Financial Statements...................7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................18

Item 3. Quantitative and Qualitative Disclosures about Market Risk............32

                                     PART II

Item 6. Exhibits and Reports on Form 8-K......................................33

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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                           MARCH 31,       SEPTEMBER 30,
                                                             2000              1999
                                                          -----------       ----------
                            ASSETS

Current assets:
  Cash and cash equivalents                               $    40,551       $    5,158
  Accounts receivable, less allowance for doubtful
    accounts of $18,949 and $19,870, respectively              29,251           30,814
  Inventories                                                   2,835            2,929
  Deferred income taxes                                         7,883            6,930
  Prepaid expenses and other assets                             5,359            4,735
                                                          -----------       ----------

         Total current assets                                  85,879           50,566

Property and equipment, net                                     9,540            9,929
Intangible assets, net of accumulated amortization of
    $11,467 and $9,798, respectively                          102,589          103,248
Deferred income taxes                                           6,173            6,173
Other assets                                                    5,767            2,205
                                                          -----------       ----------

         Total assets                                     $   209,948       $  172,121
                                                          ===========       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $     4,157       $    1,364
  Accounts payable                                              4,885            5,058
  Accrued expenses                                             13,541           14,899
  Income taxes payable                                          4,131            3,240
                                                          -----------       ----------

         Total current liabilities                             26,714           24,561

Long-term debt                                                 55,690           54,407
Notes payable                                                  35,568
Deferred income taxes and other                                 1,904            1,879
                                                          -----------       ----------

         Total liabilities                                    119,876           80,847
                                                          -----------       ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 17,551                  176              176
  Additional paid-in capital                                  128,070          125,526
  Accumulated other comprehensive loss                         (3,340)            (405)
  Retained deficit                                            (34,834)         (34,023)
                                                          -----------       ----------

         Total stockholders' equity                            90,072           91,274
                                                          -----------       ----------

         Total liabilities and stockholders' equity       $   209,948       $  172,121
                                                          ===========       ==========

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       ------------------------     -----------------------
                                                                       MARCH 31,      MARCH 31,     MARCH 31,     MARCH 31,
                                                                          2000          1999          2000          1999
                                                                        -------       -------       -------       -------
Revenues:
    Net patient services                                                $23,371       $20,021       $23,371       $37,926
    Net respiratory, medical equipment and supplies sales                14,359        16,654        22,997        36,380
    Net infusion services                                                 2,978         2,276         5,775         4,699
                                                                        -------       -------       -------       -------
          Total revenues                                                 40,708        38,951        52,143        79,005
                                                                        -------       -------       -------       -------
Cost of revenues:
    Patient services                                                     15,720        13,541        15,720        26,006
    Respiratory, medical equipment and supplies sales                     8,434         9,808        12,530        20,634
    Infusion services                                                     2,106         1,871         4,177         3,688
                                                                        -------       -------       -------       -------
          Total cost of revenues                                         26,260        25,220        32,427        50,328
                                                                        -------       -------       -------       -------
          Gross profit                                                   14,448        13,731        19,716        28,677

Selling, general and administrative expenses                             12,960        13,356        19,092        26,959
                                                                        -------       -------       -------       -------
          Operating income                                                1,488           375           624         1,718

Interest income                                                            (558)          (73)         (599)         (142)
Interest expense                                                          1,778         1,328         2,956         2,729
                                                                        -------       -------       -------       -------
          Income (loss) before income taxes, equity
              income and extraordinary loss                                 268          (880)       (1,733)         (869)

Provision (benefit) for income taxes                                        167            74          (488)           81
Equity in income of and interest income earned
    from U.K. subsidiaries (Note 2)                                                                   1,193
                                                                        -------       -------       -------       -------

          Income (loss) before extraordinary loss                           101          (954)          (52)         (950)

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                                                (759)
                                                                        -------       -------       -------       -------
          Net income (loss)                                             $   101       $  (954)      $  (811)      $  (950)
                                                                        =======      ========       =======       =======

Income (loss) per share of common stock before extraordinary loss:
        Basic                                                           $  0.01       $ (0.05)       $    -       $ (0.05)
                                                                        =======      ========       =======       =======
        Diluted                                                         $  0.01       $ (0.05)       $    -       $ (0.05)
                                                                        =======      ========       =======       =======

Net income (loss) per share of common stock:
        Basic                                                           $  0.01       $ (0.05)      $ (0.05)      $ (0.05)
                                                                        =======      ========       =======       =======
        Diluted                                                         $  0.01       $ (0.05)      $ (0.05)      $ (0.05)
                                                                        =======      ========       =======       =======

Weighted average number of common shares outstanding:
        Basic                                                            17,551        17,549        17,551        17,543
                                                                        =======      ========       =======       =======
        Diluted                                                          17,592        17,549        17,551        17,543
                                                                        =======      ========       =======       =======

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                             -------------------------
                                                                             MARCH 31,       MARCH 31,
                                                                               2000            1999
                                                                             ---------       ---------
Cash flows from operating activities:
    Net loss                                                                 $    (811)      $    (950)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
            Depreciation and amortization                                        1,984           2,857
            Amortization of debt discount, financing fees and issuance
             costs                                                                 416             556
            Provision for doubtful accounts                                      3,156           3,710
            Interest in kind                                                       144
            Deferred income taxes                                                 (953)
            Equity in income of U.K. subsidiaries                                 (411)
            Extraordinary loss on early extinguishment of debt                   1,167
    Changes in assets and liabilities excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                     (2,943)         (5,886)
            Decrease in inventories                                                546             432
            Decrease (increase) in prepaid expenses and other assets               182          (1,521)
            Increase in accounts payable and other liabilities                     259           3,519
                                                                             ---------       ---------

                Net cash provided by operating activities                        2,736           2,717
                                                                             ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                                          (443)         (1,520)
    Notes receivable from U.K. subsidiaries - payments received                 58,983
    Advances to U.K. subsidiaries                                                 (304)
    Repayment of advances to U.K. subsidiaries                                   8,390
    Payments for acquisitions - net of cash acquired                              (502)         (2,560)
    Payments on acquisition payable                                                               (132)
    Other, net                                                                                      42
                                                                             ---------       ---------

                Net cash provided by (used in) investing activities             66,124          (4,170)
                                                                             ---------       ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                  2,083
    Payments on long-term debt                                                 (55,761)            (64)
    Borrowing under revolving loan                                                 809
    Payments on revolving loan                                                  (5,307)         (1,500)
    Payments for financing fees and issuance costs                              (2,952)            (18)
    Stock options exercised                                                                         66
                                                                             ---------       ---------

                Net cash used in financing activities                          (61,128)         (1,516)
                                                                             ---------       ---------

Effect of exchange rate on cash                                                   (335)           (394)
Decrease in cash due to deconsolidation of U.K. subsidiaries                    (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                    30,594
                                                                             ---------       ---------

Increase (decrease) in cash                                                     35,393          (3,363)

Cash and cash equivalents, beginning of period                                   5,158          10,413
                                                                             ---------       ---------

Cash and cash equivalents, end of period                                     $  40,551       $   7,050
                                                                             =========       =========

Supplemental cash flow information:
  Cash paid for interest                                                     $   2,718       $   2,090
                                                                             =========       =========

  Cash paid for income taxes, net                                            $     394       $     172
                                                                             =========       =========

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

2.  PRINCIPLES OF CONSOLIDATION:

    On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing") denominated in pounds sterling, which aggregated approximately $125,700 at December 31, 1999. Concurrent with the Refinancing, specifically relating to the senior subordinated notes (the "Notes"), the Company placed 100% of its ownership interest in Transworld Healthcare (UK) Limited ("TW UK") into a voting trust (the "Voting Trust"). As a result of the establishment of the Voting Trust, the Company would initially own 100% of the outstanding voting certificates. The term of the Voting Trust is 20 years. The Voting Trust agreement stipulates that the composition of the board of directors of TW UK will consist of one person designated by the Company, one person appointed by the purchasers of the Notes, one representative of TW UK management (currently the Chairman and Chief Executive Officer of the Company) and two independent directors. The board of directors of TW UK will then vote on substantially all matters regarding its operations. G. Richard Green, a director of the Company, is the trustee of the Voting Trust.

    As a result of the provisions of the Voting Trust discussed above, the Company controlled only 50% of the board of directors and the holders of the Notes (the "Investors") have the right to approve or veto the annual budget and financial forecast of results of operations and sources and uses of cash and any material deviation from such approved budget. Since the Company did not hold a majority interest of the board of directors and the Investors held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owns 100% of the outstanding shares of the stock of the parent company, Transworld Holdings
    (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. Under the equity method of

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.  PRINCIPLES OF CONSOLIDATION (CONTINUED):

    accounting, the investment is carried at the cost of the acquisition, plus additional investments made by the Company and the Company's undistributed income or losses of the investment less any amounts being distributed since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

    During the second quarter of fiscal 2000 UK Parent and TW UK have amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the Investors approve the operating budget. These amendments enabled the Company to consolidate the U.K. subsidiaries for the second quarter ended March 31, 2000.

    The table below presents pro forma condensed consolidated financial information of the Company for the six months ended March 31, 2000 for the statement of operations data as if the U.K. subsidiaries had been consolidated for the entire six months ended March 31, 2000.

    PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
    -------------------------------------------------------------
    SIX MONTHS ENDED MARCH 31, 2000
    Net revenues                                                     $   80,990
    Gross profit                                                         28,709
    Operating income                                                      3,066
    Interest income                                                        (659)
    Interest expense                                                      3,172
    Provision for income taxes                                              605
    Net loss                                                               (811)

3.  EARNINGS PER SHARE:

    Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the six months ended March 31, 2000, the Company had an incremental weighted average of 20 options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the three and six months ended March 31, 1999, the Company had an incremental weighted average of 169 and 179, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. At March 31, 2000 and 1999, the Company had outstanding stock options and warrants to purchase 3,667 and 3,816 shares, respectively, of common stock ranging in price from $4.31 to $12.45 per share, for both periods, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

3.  EARNINGS PER SHARE (CONTINUED):

    The weighted average number of shares used in the basic and diluted EPS computations for the three and six months ended March 31, 2000 and 1999 are as follows:

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  MARCH 31,              MARCH 31,
                                                             ---------------------  ---------------------
                                                                2000      1999         2000      1999
                                                               -------   -------      -------   -------
    Weighted average number of common shares outstanding
      as used in computation of basic EPS of common stock      17,551    17,549       17,551    17,543
    Incremental shares of stock options and warrants,
      after application of treasury stock method                   41
                                                               -------   -------      -------   -------
    Shares used in computation of diluted EPS of common stock  17,592    17,549       17,551    17,543
                                                               =======   =======      =======   =======

4.  COMPREHENSIVE LOSS:

    Components of comprehensive loss include net income (loss) and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three and six months ended March 31, 2000 and 1999:

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     MARCH 31,                     MARCH 31,
                                            ----------------------------  -----------------------------
                                                2000           1999           2000           1999
                                            -------------  -------------  -------------  --------------
    Net income (loss)                         $  101        $   (954)       $   (811)      $   (950)

    Change in cumulative translation
      adjustment                                (474)         (3,232)         (2,935)        (5,451)
                                              -------       ---------      ---------       --------
    Comprehensive loss                        $ (373)       $ (4,186)       $ (3,746)      $ (6,401)
                                              =======       =========      =========       ========

5.  DEBT:

    On December 20, 1999, the Company's U.K. subsidiaries obtained the Refinancing denominated in pounds sterling, which aggregates approximately $124,281 at March 31, 2000 as follows:

                                                                                                       FINAL
      FACILITY                                           TOTAL     OUTSTANDING   INTEREST RATE       MATURITY
      ---------                                        ----------  ------------ -----------------  -------------
      SENIOR CREDIT FACILITIES:
      Term loan                                        $  44,685   $    44,685     LIBOR + 2%       Dec. 17, 2005
      Acquisition loan                                    19,949         1,493     LIBOR + 2.75%    Dec. 17, 2006
      Working capital facility                             7,979                   LIBOR + 2%       Dec. 17, 2005
                                                       ----------  ------------
          Total senior credit facilities                  72,613        46,178
      MEZZANINE TERM LOAN                                 16,101        13,660 (1) LIBOR + 7%       Dec. 17, 2007
      NOTES WITH WARRANTS                                 35,567        35,567     9.375%           Dec. 17, 2008
                                                                   ------------
                                                       ==========
      TOTAL REFINANCING                                $ 124,281        95,405
                                                       ==========
          LESS, CURRENT MATURITIES                                       4,152
                                                                   ------------
                                                                   $    91,253
                                                                   ============

      -------------------------------

      1) Net of unamortized discount of $2,441.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.  DEBT (CONTINUED):

    The mezzanine lenders and the Investors were also issued warrants to purchase approximately 2% and 27%, respectively, of the fully diluted shares of TW UK. The exercise price of the warrants issued to the Investors (the "Warrants") shall equal the entire principal amount of the Notes for all Warrants in the aggregate and must be paid through the tender of Notes to TW UK. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $131. The fair value of the Mezzanine Warrants ($2,562) issued to the mezzanine lenders has been recorded as a discount to the mezzanine term loan and is being amortized over the term of the loan using the interest method.

    The Investors have the right, at their option, to require UK Parent to redeem all or any portion of the Notes under certain circumstances and in accordance with the terms of the documents covering the Notes. The redemption price of the Notes shall be equal to the principal amount of the Notes, plus all accrued and unpaid interest.

    The Investors will have the right, at their option, to require UK Parent to purchase all or any portion of the Warrants or the shares issued upon exercise of the Warrants (the "Warrant Shares") under certain circumstances and in accordance with the terms of the documents covering the Notes. The purchase price of the Warrants shall be equal to the difference, if a positive number, between (i) the fair market value of the Warrant Shares which the Investors have the right to acquire upon exercise of such Warrants and (ii) the exercise price of such Warrants. The purchase price of the Warrant Shares shall be equal to the fair market value of such Warrant Shares.

    Of the $124,281 net proceeds of the Refinancing, $55,755 was used to repay the Company's existing senior indebtedness (the "Credit Facility"), $11,617 was provided to the Company for general corporate purposes in the U.S., with the balance to be used for acquisitions and working capital in the U.K.

    Repayment of the loans under the senior credit facilities commences on July 30, 2000 and continues until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of March 31, 2000, borrowings under the senior credit facilities bore interest at a rate of 8.08% to 8.83%. The senior credit facilities contain restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of these kind.

    The loans under the senior credit facilities are collateralized by, among other things, a lien on substantially all of TW UK's assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

    With respect to the mezzanine term loan interest, LIBOR + 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The mezzanine term loan contains terms and conditions substantially similar to those contained in the senior credit facilities. As of March 31, 2000, borrowings under the mezzanine term loan bore interest at a rate of 13.08%.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.  DEBT (CONTINUED):

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

    In connection with the repayment of the Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 during the six months ended March 31, 2000, related to the write-off of the deferred financing costs associated with the Credit Facility.

6.  STOCK INCENTIVE PLAN

    In January, 2000, TW UK adopted a management incentive plan (the "UK Plan"). Under the UK Plan, a new class of redeemable shares (having a nominal value of 0.01p) in the capital of TW UK was created (the "Redeemable Shares"). Pursuant to the UK Plan 9,800 Redeemable Shares are reserved for. Under the UK Plan the Redeemable shares may be issued at their nominal value and with an option price set by the board of TW UK (the "Initial Value"). On March 7, 2000, 9,500 Redeemable Shares were issued with an Initial Value of 105p per share. The redemption rights attached to the Redeemable Shares are exercisable at any time during the period commencing on the date of a qualified public offering in the UK and ending 10 years from the date of issuance. The net effect of the exercise of redemption rights is that the holder acquires ordinary shares of TW UK at a price per ordinary share equal to the Initial Value. The Redeemable Shares do not carry any dividend or income rights and do not carry any right to vote at general meetings of TW UK. All terms associated with the shares are fixed and the market value of an ordinary share of TW UK was less than the Initial Value of 105p therefore no compensation expense is recognized.

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

    Some of the Company's subsidiaries are Medicare Part B suppliers who submit claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Some of the Company's subsidiaries currently have pending such audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    circumstances. One such audit of a sample of claims, for which appeal rights are being asserted, has resulted in an overpayment determination of $418. The Company believes that the submission of additional documentation on appeal is likely to result in a substantial reversal of this overpayment determination.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

    During the six months ended March 31, 2000 and 1999, the Company operated in the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies ("Mail-Order") operations; and (iii) U.S. hi-tech ("Hi-Tech") operations. The U.K. operations derive its revenues from nursing and para-professional services, mail-order of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. The Mail-Order operations derive its revenues from mail-order of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provide products to patients in their home nationwide and Puerto Rico. The Hi-Tech operations derive its revenues from infusion and respiratory therapy services and home medical equipment operations concentrated in New Jersey and New York.

    The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material. The following tables present certain financial information by reportable business segments and geographic areas of operations for the six months ended March 31, 2000 and 1999.

                                                                    SIX MONTHS ENDED MARCH 31, 2000
                                                    ----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.        U.S.
                                                     OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                    ------------- ----------- ----------- ----------- --------------
        Revenues to unaffiliated customers            $  29,604     $ 14,766    $ 7,773     $ 22,539    $  52,143
                                                      ==========   =========   =========   =========    =========

        Segment operating profit (loss)               $   2,754     $  (317)    $   290     $   (27)    $   2,727
                                                      ==========   =========   =========   =========
        Corporate expenses                                                                                (2,104)
        Interest expense, net                                                                             (2,356)
                                                                                                        ---------
        Loss before income taxes, equity income
          and extraordinary loss                                                                        $ (1,733)
                                                                                                        =========
        Identifiable assets, March 31, 2000           $ 148,251     $ 26,571    $ 10,685    $ 37,256    $ 185,507
                                                      ==========   =========   =========   =========
        Corporate assets                                                                                   24,441
                                                                                                        ---------
        Total assets, March 31, 2000                                                                    $ 209,948
                                                                                                        =========


                                                                    SIX MONTHS ENDED MARCH 31, 1999
                                                    ----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.        U.S.
                                                     OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                    ------------- ----------- ----------- ----------- --------------
         Revenues to unaffiliated customers           $  50,368     $ 21,925    $ 6,712     $ 28,637    $  79,005
                                                      ==========   =========   =========   =========    =========

         Segment operating profit (loss)              $   4,614     $  (528)    $  (658)    $ (1,186)   $   3,428
                                                      ==========   =========   =========   =========

         Corporate expenses                                                                               (1,710)
         Interest expense, net                                                                            (2,587)
                                                                                                        ---------
         Loss before income taxes                                                                       $   (869)
                                                                                                        =========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following tables present certain financial information by reportable business segments and geographic areas of operations pro forma for the six months ended March 31, 2000 as if the U.K. subsidiaries had been consolidated for the entire six months ended March 31, 2000.

                                                               PRO FORMA SIX MONTHS ENDED MARCH 31, 2000
                                                    ----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.        U.S.
                                                     OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                    ------------- ----------- ----------- ----------- --------------
        Revenues to unaffiliated customers            $  58,451     $ 14,766    $ 7,773     $ 22,539    $ 80,990
                                                      ==========   =========   =========   =========    =========

        Segment operating profit (loss)               $   4,998     $  (317)    $   290     $   (27)    $  4,971
                                                      ==========   =========   =========   =========

        Corporate expenses                                                                                (1,906)
        Interest expense, net                                                                             (2,512)
                                                                                                        ---------

        Income before income taxes and
          extraordinary loss                                                                            $    553
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

      On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing"). As a result of the provisions of the Voting Trust (as defined and described in Liquidity and Capital Resources) the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owns 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000 UK Parent and Transworld Healthcare (UK) Limited ("TW UK") have amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) have been amended to eliminate the requirement that the Investors (as defined and described in Liquidity and Capital Resources) approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of the second quarter ended March 31, 2000.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

      Revenues. Total revenues increased by $1,757,000 or 4.5% to $40,708,000 for the three months ended March 31, 2000 from $38,951,000 for the three months ended March 31, 1999. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($3,349,000) as a result of continued expansion and an increase in the number of patients being serviced. Increases were also experienced in both the U.S. Hi-Tech operations ($705,000) and the U.K. medical supplies distributor ($376,000) due to increases in the number of patients being serviced. Partly offsetting these increases were declines in revenue experienced by the Mail-Order operations ($2,673,000) due to a reduction in the number of patients serviced.

      Cost of Revenues. Total cost of revenues increased by $1,040,000 to $26,260,000 for the three months ended March 31, 2000 from $25,220,000 for the three months ended March 31, 1999. Total cost of revenues as a percentage of revenues for the three months ended March 31, 2000 remained relatively flat at 64.5% as compared to 64.7% for the three months ended March 31, 1999. Cost of revenues as a percentage of revenues was also relatively flat for patient services (67.3% for the three months ended March 31, 2000 versus 67.6% in the prior period) and respiratory, medical equipment and supplies sales operations (58.7% for the three months ended March 31, 2000 versus 58.9% for the prior period). The cost of revenues as a percentage of revenues decreased for infusion services (70.7% for the three months ended March 31, 2000 versus 82.2% for the prior period) due to an increase in infusion therapies in the Hi-Tech operations with lower product costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $396,000 or 3.0% to $12,960,000 for the three months ended March 31, 2000 from $13,356,000 for the three months ended March 31, 1999. This decrease was primarily due to a overhead reduction programs in the Company's Mail-Order operations ($1,423,000) and Hi-Tech operations ($66,000). These decreases were offset by higher levels of overhead in the U.K. operations due to its continued expansion ($1,098,000).

      Interest Income. Interest income increased by $485,000 or 664.4% to $558,000 for the three months ended March 31, 2000 from $73,000 for the three months ended March 31, 1999. This increase was attributable to higher interest income earned on a higher level of funds invested.

      Interest Expense. Interest expense increased by $450,000 or 33.9% to $1,778,000 for the three months ended March 31, 2000 from $1,328,000 for the three months ended March 31, 1999. This variance was primarily attributable to a higher level of borrowings combined with a higher borrowing rate.

      Provision for Income Taxes. The Company recorded a provision for income taxes amounting to $167,000 or 62.3% of income before income taxes for the three months ended March 31, 2000 versus a provision of $74,000 on a loss before income taxes of $880,000 in the comparable prior period. The difference between the 62.3% effective tax rate for the three months ended March 31, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $12,340,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Net Income (Loss). As a result of the foregoing, the Company recorded net income of $101,000 for the three months ended March 31, 2000 compared to a net loss of $954,000 for the three months ended March 31, 1999.

      SIX MONTHS ENDED MARCH 31, 2000 VS. SIX MONTHS ENDED MARCH 31, 1999

      Revenues. Total reported revenues for the six months ended March 31, 2000 and 1999 was $52,143,000 and $79,005,000, respectively. This represents a decrease of $26,862,000 or 34.5% when comparing the six months ended March 31, 2000 to 1999. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($24,489,000). The remaining decrease was primarily attributable to declines in revenue experienced by the Mail-Order operations ($7,159,000) due to a reduction in the number of patients serviced. Partly offsetting the decreases were increased revenues in the Company's U.K. nursing operations during the second quarter of fiscal 2000 ($3,349,000) as a result of continued expansion and an increase in the number of patients being serviced. The Hi-Tech operations also experienced an increase in revenues ($1,076,000) due to an increase in the number of patients being serviced.

      Cost of Revenues. Total reported cost of revenues for the six months ended March 31, 2000 and 1999 was $32,427,000 and $50,328,000, respectively.
      This represents a decrease of $17,901,000 when comparing the six months ended March 31, 2000 to 1999. As a percentage of total revenue, cost of revenues for the six months ended March 31, 2000 decreased to 62.2% in comparison to 63.7% for the prior period. Cost of revenues as a percentage of revenues decreased for patient services (67.3% for the six months ended March 31, 2000 versus 68.6% for the prior period), for respiratory, medical equipment and supplies sales operations (54.5% for the six months ended March 31, 2000 versus 56.7% for the prior period) and for infusion services (72.3% for the six months ended March 31, 2000 versus 78.5% for the prior period). The decline in patient services is primarily due to increased billing rates in the U.K. nursing operations as of January 1999. The decrease in respiratory, medical equipment and supplies sales operations is principally attributable to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000. The decrease in infusion services is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs.

      Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the six months ended March 31, 2000 and 1999 was $19,092,000 and $26,959,000, respectively. This represents a decrease of $7,867,000 or 29.2% when comparing the six months ended March 31, 2000 to 1999. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($5,070,000). The remaining decrease was primarily due to overhead reduction programs in the Company's Mail-Order operations ($3,487,000) and Hi-Tech operations ($201,000). These decreases were offset by higher levels of overhead in the U.K. operations during the second quarter of fiscal 2000 ($1,098,000) due to its continued expansion.

      Interest Income. Reported interest income for the six months ended March 31, 2000 and 1999 was $599,000 and $142,000, respectively. This represents an increase of $457,000 or 321.8% when comparing the six months ended March 31, 2000 to 1999. This increase was attributable to higher interest income earned on a higher level of funds invested ($495,000) offset by to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($38,000).

      Interest Expense. Reported interest expense for the six months ended March 31, 2000 and 1999 was

      $2,956,000 and $2,729,000, respectively. This represents an increase of $227,000 or 8.3% when comparing the six months ended March 31, 2000 to 1999. This variance was primarily attributable to a higher level of borrowings combined with a higher borrowing rate during the second fiscal quarter when compared to the comparable prior period ($450,000) offset by to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($215,000).

      (Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $488,000 or 28.2% of loss before income taxes for the six months ended March 31, 2000 versus a provision of $81,000 on a loss before income taxes and extraordinary loss of $869,000 in the comparable prior period. The difference between the 28.2% effective tax rate for the six months ended March 31, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $12,340,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the six months ended March 31, 2000 was $411,000, which represents 100% of the net income of the Company's U.K. subsidiaries for the first quarter of fiscal 2000. Interest income earned from U.K. subsidiaries for the six months ended March 31, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 2000, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries in the six months ended March 31, 1999 as the accounting method for the U.K. subsidiaries in fiscal 1999 was consolidation.

      Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the six months ended March 31, 2000, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Company's existing senior indebtedness (the "Credit Facility").

      Net Loss (Income). As a result of the foregoing, the Company recorded a net loss of $811,000 for the six months ended March 31, 2000 compared to net loss of $950,000 for the six months ended March 31, 1999.

      PRO FORMA SIX MONTHS ENDED MARCH 31, 2000 VS. HISTORICAL SIX MONTHS ENDED MARCH 31, 1999

      The following comparisons of pro forma six months ended March 31, 2000 as compared to March 31, 1999 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire six months ended March 31, 2000.

      Revenues. Total pro forma revenues for the six months ended March 31, 2000 was $80,990,000 as compared to $79,005,000 for the six months ended March 31, 1999, which represents an increase of $1,985,000 or 2.5%. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($7,536,000) as a result of continued expansion, increased billing rates beginning January 1, 1999 and an increase in the number of patients being serviced. Partly offsetting the increase from the U.K. operations were declines in revenue experienced by the Mail-Order operations ($7,159,000) due to a reduction in the number of patients serviced.

      Cost of Revenues. Pro forma cost of goods sold for the six months ended March 31, 2000 was $52,281,000 as compared to $50,328,000 for the six months ended March 31, 1999, which represents an increase of $1,953,000. On a pro forma basis total cost of revenues as a percentage of revenues for the six months ended March 31, 2000 increased to 64.6% from 63.7% for the six months ended March 31, 1999. On a pro forma basis cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales operations (58.7% for the six months ended March 31, 2000 versus 56.7% for the prior period), decreased for infusion services (72.3% for the six months ended March 31, 2000 versus 78.5% for the prior period) and decreased for patient services (67.4% for the six months ended March 31, 2000 versus 68.6% in the prior period). The increase in respiratory, medical equipment and supplies sales operations is attributable to the decrease in revenues in the Mail-Order operations which carry a lower cost of revenues as a percentage of revenues (45.9%) than the U.K. respiratory, medical equipment and supplies sales operations (73.7%). The decrease in infusion services is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs. The decline in patient services is primarily due to increased billing rates in the U.K. nursing operations as of January 1999.

      Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for the six months ended March 31, 2000 was $25,643,000 as compared to $26,959,000 for the six months ended March 31, 1999, which represents a decrease of $1,316,000 or 4.9%. This decrease was primarily due to a overhead reduction programs in the Company's Mail-Order operations ($3,487,000) and Hi-Tech operations ($201,000). These decreases were offset by higher levels of overhead in the U.K. operations due to its continued expansion ($2,375,000).

      Interest Income. Pro forma interest income for the six months ended March 31, 2000 was $659,000 as compared to $142,000 for the six months ended March 31, 1999, which represents an increase of $517,000 or 364.1%. This increase was attributable to higher interest income earned on a higher level of funds invested.

      Interest Expense. Pro forma interest expense for the six months ended March 31, 2000 was $3,172,000 as compared to $2,729,000 for the six months ended March 31, 1999, which represents an increase of $443,000 or 16.2%. This variance was primarily attributable to a higher level of borrowings combined with a higher borrowing rate.

      Provision for Income Taxes. Pro forma provision for income taxes for the six months ended March 31, 2000 was $605,000 or 109.4% of income before income taxes for the six months ended

      March 31, 2000 versus a provision of $81,000 on a loss before income taxes and extraordinary loss of $869,000 in the comparable prior period. The difference between the 109.4% effective tax rate for the six months ended March 31, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $12,340,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Extraordinary Loss on Early Extinguishment of Debt. On a pro forma basis, the Company still would have reported an extraordinary loss (net of tax benefit of $408,000) of $759,000 in the six months ended March 31, 1999, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

      Net Loss. As a result of the foregoing, on a pro forma basis, the Company still would have reported a net loss of $811,000 for the six months ended March 31, 2000 compared to $950,000 for the six months ended March 31, 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL.

      Cash requirements during the six months ended March 31, 2000 for capital expenditures ($443,000), payments for acquisitions ($502,000) and financing fees and issuance costs ($2,952,000), payments on revolving loan ($5,307,000), as well as the $55,755,000 repayment of the Credit Facility were met through funds generated from payments received from, net of advances to the U.K. subsidiaries ($67,069,000), proceeds from notes payable ($2,083,000) and funds generated from operating activities ($2,736,000).

      The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "- Refinancing."

      ACCOUNTS RECEIVABLE.

      The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2000 and September 30, 1999, $29,251,000 (13.9%) and $30,814,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is principally due to a reclass of $875,000 of accounts receivable resulting from a settlement agreement with a payor, as well as the improved collections in the Company's U.K. nursing operations and Hi-Tech operations. Of the $875,000 reclassed, $487,000 and $388,000, respectively, are included in prepaid expenses and other assets and other assets on the balance sheet at March 31, 2000. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

      Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2000 and September 30, 1999, the Company's average DSOs were 65 and 73, respectively.

      Amcare Limited and Novacare (UK) Limited (subsidiaries of TW UK), have claims against Health Authorities to recover outstanding sums which they allege are due in respect of services performed as National Health Service ("NHS") dispensing appliance contractors from their respective licensed premises across England and Wales. There are two elements, first overdue payments and secondly, underpaid on-cost allowances. The sums in dispute are approximately $392,000 and $162,000, respectively, for a total of approximately $554,000.

      It is believed that it arises out of a wider national dispute between Health Authorities and many dispensing appliance contractors over the correct interpretation of the statutory-based contractual reimbursement provisions in the context of modern distribution and dispensing practices. The Health Authorities have clearly indicated a wish to reach commercial settlements of their various disputes.

      REFINANCING.

      General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $124,281,000 at March 31, 2000. The new financing consists of a $72,613,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $16,101,000 in mezzanine indebtedness (the "Mezzanine Loan") and $35,567,000 principal amount of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). Of the $124,281,000 net proceeds of the Refinancing, $55,755,000 was used to repay the Company's existing Credit Facility, $11,617,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

      Senior Credit Facility. The Senior Credit Facility consists of a (i) $44,685,000 term loan A, maturing December 17, 2005, (ii) $19,949,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first six years following closing, and (iii) $7,979,000 revolving facility, maturing December 17, 2005. Repayment of the loans commences on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of May 1, 2000, TW UK had outstanding borrowings of approximately $49,619,000 under the Senior Credit Facility. As of May 1, 2000, borrowings under the Senior Credit Facility bore interest at a rate of 8.19% to 8.94%.

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

      Senior Subordinated Notes and Warrants. Notes. The Notes consist of $35,567,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

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

      All ordinary shares of UK Parent owned by the Company and all ordinary shares of TW UK owned by UK Parent will be held in a voting trust (the "Voting Trust") for the benefit of the holders of ordinary shares of TW UK and the holders of the Warrants, with the trustee of the trust being obligated to vote the shares held in trust as follows: (i) to elect to the board of directors of TW UK individuals designated in accordance with the Securities Purchase Documents and on any other matter, pursuant to instructions approved by the required majority of the board of directors of TW UK as contemplated by the Securities Purchase Documents; and (ii) following the breach by UK Parent and TW UK of their obligations to honor an Investor put of Notes, an Investor put of Warrants or an Investor put of Warrant Shares, the Investors have the right to exercise drag-along rights directly without any action of the board of directors of TW UK on a transaction to which such drag-along rights apply pursuant to instructions from the Investors. G. Richard Green, a Director of the Company, is the trustee of the Voting Trust. The Voting Trust includes provisions to the effect that under certain circumstances the shares held in trust shall thereafter be voted on all matters, including the election of directors, pursuant to instructions from a majority of those members of the board of directors of TW UK who are not affiliated or associated with the Company, Hyperion Partners II L.P. ("HPII"), or any of their successors.

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

      CONTINGENCIES.

      Some of the Company's subsidiaries are Medicare Part B suppliers who submit claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Some of the Company's subsidiaries currently have pending such audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances. One such audit of a sample of claims, for which appeal rights are being asserted, has resulted in an overpayment determination of $418,000. The Company believes that the submission of additional documentation on appeal is likely to result in a substantial reversal of this overpayment determination.

      ACQUISITION OF NIGHTINGALE.

      On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited, a London based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,442,000, plus an additional sum of up to approximately $5,600,000 in deferred consideration dependent upon 2000 and 2001 Pre-Tax Profits (as defined in the agreement for sale and purchase). Approximately $13,762,000 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,680,000 of consideration being paid in 1,050,000 shares of 5 pence par value class A1 common shares of TW UK. The purchase price of the acquisition is being allocated on the basis of the fair value of the assets acquired (approximately $2,025,000) with the remaining portion attributable to intangible assets. The Company is still evaluating the allocation of these intangibles.

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

      INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents and the U.K. subsidiaries' December 20, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. The Company's cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company hedged the interest rate (LIBOR cap of 9%) on approximately $40,775,000 of its floating rate debt in a contract which expires June 30, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

      July 30, 2000           $39,170,000
      December 31, 2000        37,565,000
      June 30, 2001            35,960,000
      December 31, 2001        34,355,000
      June 30, 2002            31,945,000
      December 31, 2002        29,540,000

      The Company's Notes ($35,567,000 at March 31, 2000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at March 31, 2000.

                         EXPECTED    WEIGHTED AVERAGE
      FISCAL             MATURITY          RATE
                      --------------------------------
      2000            $  2,234,000     LIBOR +2%
      2001               4,468,000     LIBOR +2%
      2002               5,586,000     LIBOR +2%
      2003               6,703,000     LIBOR +2%
      2004               9,236,000     LIBOR +2.02%
      Thereafter         31,611,000    LIBOR +4.19%
                      ------------
                       $ 59,838,000    LIBOR +3.16%
                      ============

      The aggregate fair value of the Company's debt was approximately $98,630,000 at March 31, 2000.

                                     PART II

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

Dated:  May 15, 2000

                                       TRANSWORLD HEALTHCARE, INC.

                                       By: /s/ Wayne A. Palladino
                                           -------------------------------------
                                           Wayne A. Palladino
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer and Duly
                                           Authorized to Sign on Behalf of
                                           Registrant)

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

  27           Financial Data Schedule