Form 10-Q
period 2000-06-30
TRANSWORLD HEALTHCARE INC
filed 2000-08-14
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000
                         COMMISSION FILE NUMBER 1-11570

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

    Class                                          Outstanding at August 1, 2000
Common Stock                                              17,551,076 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        THIRD QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements (Unaudited)......................................3

         Condensed Consolidated Balance Sheets - June 30, 2000 and
           September 30, 1999..................................................4

         Condensed Consolidated Statement of Operations - For the Three
           and Nine Months Ended June 30, 2000 and June 30, 1999...............5

         Condensed Consolidated Statement of Cash Flows - For the Nine
           Months Ended June 30, 2000 and June 30, 1999........................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........33

                                     PART II

Item 4.  Submission of Matters to a Vote of Securities Holders................34

Item 5.  Other Information....................................................34

Item 6.  Exhibits and Reports on Form 8-K.....................................35

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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           JUNE 30,      SEPTEMBER 30,
                                                                             2000            1999
                                                                             ----            ----
                                     ASSETS

Current assets:
  Cash and cash equivalents                                               $  34,960        $   5,158
  Accounts receivable, less allowance for doubtful
    accounts of $19,749 and $19,870, respectively                            26,465           30,814
  Inventories                                                                 3,084            2,929
  Deferred income taxes                                                       8,952            6,930
  Receivable of settlement with Prior Owners (Note 8)                         5,000
  Prepaid expenses and other assets                                           5,070            4,735
                                                                          ---------        ---------

         Total current assets                                                83,531           50,566

Property and equipment, net                                                   8,984            9,929
Intangible assets, net of accumulated amortization of
    $12,190 and $9,798, respectively                                        111,499          103,248
Deferred income taxes                                                         6,173            6,173
Other assets                                                                  5,279            2,205
                                                                          ---------        ---------

         Total assets                                                     $ 215,466        $ 172,121
                                                                          =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $   3,955        $   1,364
  Accounts payable                                                            5,181            5,058
  Accrued expenses                                                           14,549           14,899
  Accrued settlement with the federal government (Note 8)                    10,082
  Income taxes payable                                                        4,526            3,240
                                                                          ---------        ---------

         Total current liabilities                                           38,293           24,561

Long-term debt                                                               58,649           54,407
Notes payable                                                                33,838
Deferred income taxes, minority interest and other                            3,537            1,879
                                                                          ---------        ---------

         Total liabilities                                                  134,317           80,847
                                                                          ---------        ---------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 17,551                                176              176
  Additional paid-in capital                                                128,070          125,526
  Accumulated other comprehensive loss                                       (5,233)            (405)
  Retained deficit                                                          (41,864)         (34,023)
                                                                          ---------        ---------

         Total stockholders' equity                                          81,149           91,274
                                                                          ---------        ---------

         Total liabilities and stockholders' equity                       $ 215,466        $ 172,121
                                                                          =========        =========

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 -----------------------     -----------------------
                                                                  JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,
                                                                    2000         1999           2000          1999
                                                                 ---------     ---------     ---------     ---------
Revenues:
    Net patient services                                         $  27,795     $  20,419     $  51,166     $  58,345
    Net respiratory, medical equipment and supplies sales           12,003        14,893        35,000        51,273
    Net infusion services                                            2,960         2,222         8,735         6,921
                                                                 ---------     ---------     ---------     ---------

          Total revenues                                            42,758        37,534        94,901       116,539
                                                                 ---------     ---------     ---------     ---------

Cost of revenues:
    Patient services                                                19,447        13,827        35,167        39,833
    Respiratory, medical equipment and supplies sales                7,243         8,652        19,773        29,286
    Infusion services                                                2,123         1,704         6,300         5,392
                                                                 ---------     ---------     ---------     ---------

          Total cost of revenues                                    28,813        24,183        61,240        74,511
                                                                 ---------     ---------     ---------     ---------

          Gross profit                                              13,945        13,351        33,661        42,028

Selling, general and administrative expenses                        15,053        18,641        34,145        45,600
Legal settlements, net (Note 8)                                      5,082                       5,082
                                                                 ---------     ---------     ---------     ---------

          Operating loss                                            (6,190)       (5,290)       (5,566)       (3,572)

Interest income                                                       (449)          (49)       (1,048)         (191)
Interest expense                                                     1,926         1,287         4,882         4,016
                                                                 ---------     ---------     ---------     ---------

          Loss before income taxes, equity income,
              minority interest and extraordinary loss              (7,667)       (6,528)       (9,400)       (7,397)

Benefit for income taxes                                              (638)       (2,061)       (1,126)       (1,980)
Equity in income of and interest income earned
    from U.K. subsidiaries (Note 2)                                                              1,193
                                                                 ---------     ---------     ---------     ---------

          Loss before minority interest and
              extraordinary loss                                    (7,029)       (4,467)       (7,081)       (5,417)

Minority interest                                                        1                           1
                                                                 ---------     ---------     ---------     ---------

          Loss before extraordinary loss                            (7,030)       (4,467)       (7,082)       (5,417)

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                                            759
                                                                 ---------     ---------     ---------     ---------

          Net loss                                               $  (7,030)    $  (4,467)    $  (7,841)    $  (5,417)
                                                                 =========     =========     =========     =========

Basic and diluted loss per share of common
    stock before extraordinary loss                              $   (0.40)    $   (0.25)    $   (0.40)    $   (0.31)
                                                                 =========     =========     =========     =========

Basic and diluted net loss per share of
    common stock                                                 $   (0.40)    $   (0.25)    $   (0.45)    $   (0.31)
                                                                 =========     =========     =========     =========

Basic and diluted weighted average number
       of common shares outstanding                                 17,551        17,551        17,551        17,545
                                                                 =========     =========     =========     =========

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ---------------------------
                                                                                      JUNE 30,          JUNE 30,
                                                                                        2000              1999
                                                                                      ---------         ---------
Cash flows from operating activities:
    Net loss                                                                          $  (7,841)        $  (5,417)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
            Depreciation and amortization                                                 3,718             4,447
            Amortization of debt discount, financing fees and issuance costs                882               823
            Provision for doubtful accounts                                               5,921             9,535
            Interest in kind                                                                264
            Legal settlements, net (Note 8)                                               5,082
            Deferred income taxes                                                        (2,022)           (3,283)
            Minority interest                                                                 1
            Equity in income of U.K. subsidiaries                                          (411)
            Extraordinary loss on early extinguishment of debt                            1,167
    Changes in assets and liabilities excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                              (2,666)           (9,123)
            Decrease in inventories                                                         241               994
            Decrease (increase) in prepaid expenses and other assets                        266            (1,312)
            Increase in accounts payable and other liabilities                            1,209             6,654
                                                                                      ---------         ---------

                Net cash provided by operating activities                                 5,811             3,318
                                                                                      ---------         ---------

Cash flows from investing activities:
    Capital expenditures                                                                   (958)           (2,007)
    Proceeds from sale of property and equipment                                            152
    Notes receivable from U.K. subsidiaries - payments received                          58,983
    Advances to U.K. subsidiaries                                                          (304)
    Repayment of advances to U.K. subsidiaries                                            8,390
    Payments for acquisitions - net of cash acquired                                    (13,428)           (3,081)
    Payments on acquisition payable                                                                          (131)
    Other, net                                                                                                 43
                                                                                      ---------         ---------

                Net cash provided by (used in) investing activities                      52,835            (5,176)
                                                                                      ---------         ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                           2,048
    Payments on long-term debt                                                          (55,763)              (70)
    Borrowing under revolving loan                                                          795
    Payments on revolving loan                                                           (5,213)           (1,500)
    Borrowing under acquisition loan                                                      5,733
    Payments for financing fees and issuance costs                                       (2,900)              (18)
    Stock options exercised                                                                                    66
                                                                                      ---------         ---------

                Net cash used in financing activities                                   (55,300)           (1,522)
                                                                                      ---------         ---------

Effect of exchange rate on cash                                                          (1,540)             (468)
Decrease in cash due to deconsolidation of U.K. subsidiaries                             (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                             30,594
                                                                                      ---------         ---------

Increase (decrease) in cash                                                              29,802            (3,848)

Cash and cash equivalents, beginning of period                                            5,158            10,413
                                                                                      ---------         ---------

Cash and cash equivalents, end of period                                              $  34,960         $   6,565
                                                                                      =========         =========

Supplemental cash flow information:
    Cash paid for interest                                                            $   3,997         $   3,142
                                                                                      =========         =========

    Cash paid for income taxes, net                                                   $     269         $     444
                                                                                      =========         =========

Supplemental disclosure of non-cash investing and financing activities:
    Details of businesses acquired in purchase transactions:
        Fair value of assets acquired                                                 $  18,675         $   3,117
                                                                                      =========         =========

        Liabilities assumed and incurred                                              $   1,496         $      36
                                                                                      =========         =========

        Cash paid for acquisitions (including related expenses)                       $  15,509         $   3,081
        Cash acquired                                                                     2,081
                                                                                      ---------         ---------

        Net cash paid for acquisitions                                                $  13,428         $   3,081
                                                                                      =========         =========

        Issuance of class A1 common shares of TW UK (as defined in Note 2)            $   1,670
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

    The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

    As a result of the provisions of the Voting Trust discussed above, the Company controlled only 50% of the board of directors and the holders of the Notes (the "Investors") had the right to approve or veto the annual budget and financial forecast of results of operations and sources and uses of cash and any material deviation from such approved budget. Since the Company did not hold a majority interest of the board of directors and the Investors held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it was no longer able to consolidate the U.K. subsidiaries into its financial statements although it continues to own 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"). Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999.

    During the second quarter of fiscal 2000 UK Parent and TW UK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.  PRINCIPLES OF CONSOLIDATION (CONTINUED):

    Investors approve the operating budget. These beginning of the amendments enabled the Company to consolidate the U.K. subsidiaries as of the beginning of the second quarter ended March 31, 2000.

    The table below presents pro forma condensed consolidated financial information of the Company for the nine months ended June 30, 2000 for the statement of operations data as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

    PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
    -------------------------------------------------------------
    NINE MONTHS ENDED JUNE 30, 2000
    Net revenues                                                    $   123,748
    Gross profit                                                         42,654
    Operating loss                                                       (3,124)
    Interest income                                                      (1,108)
    Interest expense                                                      5,098
    Benefit for income taxes                                                (33)
    Net loss                                                             (7,841)

3.  EARNINGS PER SHARE:

    Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 2000, the Company had an incremental weighted average of 1 and 14, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the three and nine months ended June 30, 1999, the Company had an incremental weighted average of 118 and 159, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. At June 30, 2000 and 1999, the Company had outstanding stock options and warrants to purchase 4,124 and 3,731 shares, respectively, of common stock ranging in price from $2.63 to $12.45 and $4.31 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

    The weighted average number of shares used in the basic and diluted EPS computations for the three and nine months ended June 30, 2000 and 1999 are as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                                ----------------       ----------------
                                                 2000      1999         2000      1999
                                                ------    ------       ------    ------
    Weighted average number of common shares
      outstanding as used in computation of
      basic EPS of common stock                 17,551    17,551       17,551    17,545
                                                ======    ======       ======    ======
    Shares used in computation of diluted
      EPS of common stock                       17,551    17,551       17,551    17,545
                                                ======    ======       ======    ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.  COMPREHENSIVE LOSS:

    Components of comprehensive loss include net loss and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three and nine months ended June 30, 2000 and 1999:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                              JUNE 30,                       JUNE 30,
                                       ----------------------        -----------------------
                                         2000          1999            2000           1999
                                       --------      --------        --------       --------
    Net loss                           $ (7,030)     $ (4,467)       $ (7,841)      $ (5,417)
    Change in cumulative translation     (1,893)       (2,395)         (4,828)        (7,846)
      adjustment
                                       --------      --------        --------       --------
    Comprehensive loss                 $ (8,923)     $ (6,862)       $(12,669)      $(13,263)
                                       ========      ========        ========       ========

5.  BUSINESS COMBINATIONS:

    Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to National Health Service Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional sum of up to approximately $5,600 in deferred consideration dependent upon 2000 and 2001 Pre-Tax Profits (as defined in the agreement for sale and purchase). Approximately $13,691 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671 of consideration being paid in 1,050 shares of 5 pence par value class A1 common shares of TW UK. Accordingly, the Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000.

    The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $3,435 and $2,029, respectively, with the remaining portion of $13,956 attributable to goodwill. The goodwill is being amortized on a straight-line basis over twenty years.

    The pro forma results of operations and related per share information for Nightingale have not been presented as the impact is not material.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.  DEBT:

    On December 20, 1999, the Company's U.K. subsidiaries obtained the Refinancing denominated in pounds sterling, which aggregates approximately $118,356 at June 30, 2000 as follows:

                                                                                       FINAL
    FACILITY                              TOTAL     OUTSTANDING   INTEREST RATE       MATURITY
    ---------                           ----------  ------------ -----------------  -------------
    SENIOR CREDIT FACILITIES:
    Term loan                           $  42,512   $    42,512     LIBOR + 2%       Dec. 17, 2005
    Acquisition loan                       18,979         6,895     LIBOR + 2.75%    Dec. 17, 2006
    Working capital facility                7,592                   LIBOR + 2%       Dec. 17, 2005
                                        ----------  ------------
        Total senior credit facilities     69,083        49,407
    MEZZANINE TERM LOAN                    15,435        13,188 (1) LIBOR + 7%       Dec. 17, 2007
    NOTES WITH WARRANTS                    33,838        33,838     9.375%           Dec. 17, 2008
                                        ----------  ------------
    TOTAL REFINANCING                   $ 118,356        96,433
                                        ==========
        LESS, CURRENT MATURITIES                          3,950
                                                    ------------
                                                    $    92,483
                                                    ============

    --------------------
    1) Net of unamortized discount of $2,247.

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

    Of the $118,356 net proceeds of the Refinancing, $55,755 was used to repay the Company's existing senior indebtedness (the "Credit Facility"), $11,617 was provided to the Company for general corporate purposes in the U.S., with the balance to be used for acquisitions and working capital in the U.K.

    Repayment of the loans under the senior credit facilities commences on July 30, 2000 and continues until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of June

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.  DEBT (CONTINUED):

    30, 2000, borrowings under the senior credit facilities bore interest at a rate of 8.08% to 8.88%. The senior credit facilities contain restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of these kind.

    The loans under the senior credit facilities are collateralized by, among other things, a lien on substantially all of TW UK's assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

    With respect to the mezzanine term loan interest, LIBOR + 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The mezzanine term loan contains terms and conditions substantially similar to those contained in the senior credit facilities. As of June 30, 2000, borrowings under the mezzanine term loan bore interest at a rate of 13.08%.

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

    In connection with the repayment of the Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 during the nine months ended June 30, 2000, related to the write-off of deferred financing costs associated with the Credit Facility.

7.  STOCK INCENTIVE PLAN:

    In January, 2000, TW UK adopted a management incentive plan (the "UK Plan"). Under the UK Plan, a new class of redeemable shares (having a nominal value of 0.01p) in the capital of TW UK was created (the "Redeemable Shares"), which are redeemable in the manor described below. Pursuant to the UK Plan 9,800 Redeemable Shares are reserved for issuance. Under the UK Plan the Redeemable shares may be issued at their nominal value and with an option price set by the board of directors of TW UK (the "Initial Value"). On
    March 7, 2000, 9,500 Redeemable Shares were issued with an Initial Value of 105p per share. The redemption rights attached to the Redeemable Shares are exercisable at any time during the period commencing on the date of a qualified public offering in the UK and ending 10 years from the date of issuance. The net effect of the exercise of redemption rights is that the holder acquires ordinary shares of TW UK at a price per ordinary share equal to the Initial Value. The Redeemable Shares do not carry any dividend or income rights and do not carry any right to vote at general meetings of TW UK. All terms associated with the shares are fixed and the market value of an ordinary share of TW UK was less than the Initial Value of 105p therefore no compensation expense is recognized.

8.  COMMITMENTS AND CONTINGENCIES:

    On August 20, 1999, Transworld Home HealthCare - Nursing Division, Inc. ("TNI") was named a

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

    On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to October 6, 2000.

    On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. The Company entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator was involved in these settlement discussions as well. A final settlement was reached with the DOJ, the OIG and the relator on August 4, 2000 in the amount of $10,000. In addition, pursuant to the settlement agreement, the Company has agreed to pay the relator $82 covering reasonable expenses and attorney's fees and costs. In return, the United States has agreed to release the Company, certain subsidiaries, as well as its present and former owners, officers, directors, employees, and certain others, from any civil or administrative monetary claim for the various allegations being settled in this matter. In addition, the OIG has agreed not to exclude the Company or any of its subsidiaries from future participation

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    in any federal health care program as a result of this matter. The Company has also agreed to a corporate integrity agreement with the OIG.

    In addition to its settlement with the federal government, the Company also has reached a final settlement with the prior owners of RespiFlow, MK and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners have agreed to pay the Company $5,000 to settle all outstanding issues between the relevant parties. In a related agreement the Company has guaranteed the Prior Owners a price of $5.00 per share for all shares of Company common stock they currently own
    (190) and still own on August 4, 2002. The Prior Owners are obligated to liquidate these shares on the open market for $5.00 per share or greater. To the extent that shares remain unliquidated on August 4, 2002, the difference between the closing price of the Company's common stock on August 4, 2002 and $5.00 per share will be paid to the Prior Owners by the Company in cash.

    The Company has recorded a one-time charge of $5,082 related to the settlement of all of these matters in the quarter ended June 30, 2000.

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

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

9.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

    During the nine months ended June 30, 2000 and 1999, the Company operated in the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies ("Mail-Order") operations; and (iii) U.S. hi-tech ("Hi-Tech") operations. The U.K. operations derive its revenues from nursing and para-professional services, mail-order sale of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. The Mail-Order operations derive its revenues from mail-order sale of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provide products to patients in their home nationwide and in Puerto Rico. The Hi-Tech operations derive its revenues from infusion and respiratory therapy services and the sale of home medical equipment concentrated in New Jersey and New York.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

9.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three and nine months ended June 30, 2000 and 1999.

                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                                  ----------------------------------------------------------------
                                                      U.K.         U.S.        U.S.        U.S.
                                                   OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                  ------------- ----------- ----------- ----------- --------------
      Revenues to unaffiliated customers            $  33,789     $ 5,005     $ 3,964     $ 8,969     $ 42,758
                                                    ==========   =========   =========   =========    =========

      Segment operating profit (loss)               $   2,092     $ (2,503)   $   183     $ (2,320)   $   (228)
                                                    ==========   =========   =========   =========

      Corporate expenses                                                                                  (880)
      Legal settlements, net (Note 8)                                                                   (5,082)
      Interest expense, net                                                                             (1,477)
                                                                                                      ---------

      Loss before income taxes and minority
        interest                                                                                      $ (7,667)
                                                                                                      =========

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                 ----------------------------------------------------------------
                                                     U.K.         U.S.        U.S.        U.S.
                                                  OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                 ------------- ----------- ----------- ----------- --------------
      Revenues to unaffiliated customers           $  26,276     $ 8,100     $ 3,158     $ 11,258    $ 37,534
                                                   ==========   =========   =========   =========    =========

      Segment operating profit (loss)              $   1,642     $ (4,392)   $  (484)    $ (4,876)   $ (3,234)
                                                   ==========   =========   =========   =========

      Corporate expenses                                                                               (2,056)
      Interest expense, net                                                                            (1,238)
                                                                                                     ---------

      Loss before income taxes                                                                       $ (6,528)
                                                                                                     =========


                                                                  NINE MONTHS ENDED JUNE 30, 2000
                                                  ----------------------------------------------------------------
                                                      U.K.         U.S.        U.S.        U.S.
                                                   OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                  ------------- ----------- ----------- ----------- --------------
      Revenues to unaffiliated customers            $  63,393     $ 19,771    $ 11,737    $ 31,508    $ 94,901
                                                    ==========   =========   =========   =========    =========

      Segment operating profit (loss)               $   4,648     $ (2,820)   $   473     $ (2,347)   $  2,301
                                                    ==========   =========   =========   =========

      Corporate expenses                                                                                (2,785)
      Legal settlements, net (Note 8)                                                                   (5,082)
      Interest expense, net                                                                             (3,834)
                                                                                                      ---------

      Loss before income taxes, equity income,
        minority interest and extraordinary loss                                                      $ (9,400)
                                                                                                      =========

      Identifiable assets, June 30, 2000            $ 150,802     $ 23,880    $ 10,601    $ 34,481    $ 185,283
                                                    ==========   =========   =========   =========

      Corporate assets                                                                                  25,183
      Receivable of settlement with Prior Owners                                                         5,000
                                                                                                      ---------

      Total assets, June 30, 2000                                                                     $ 215,466
                                                                                                      =========

                                                                 NINE MONTHS ENDED JUNE 30, 1999
                                                 ----------------------------------------------------------------
                                                     U.K.         U.S.        U.S.        U.S.
                                                  OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                 ------------- ----------- ----------- ----------- --------------
      Revenues to unaffiliated customers           $  76,644     $ 30,026    $ 9,869     $ 39,895    $ 116,539
                                                   ==========   =========   =========   =========    =========

      Segment operating profit (loss)              $   6,256     $ (4,919)   $ (1,143)   $ (6,062)   $    194
                                                   ==========   =========   =========   =========

      Corporate expenses                                                                               (3,767)
      Interest expense, net                                                                            (3,824)
                                                                                                     ---------

      Loss before income taxes                                                                       $ (7,397)
                                                                                                     =========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

9.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

    The following table present certain financial information by reportable business segment and geographic area of operations pro forma for the nine months ended June 30, 2000 as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

                                                           PRO FORMA NINE MONTHS ENDED JUNE 30, 2000
                                                ----------------------------------------------------------------
                                                    U.K.         U.S.        U.S.        U.S.
                                                 OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                ------------- ----------- ----------- ----------- --------------
    Revenues to unaffiliated customers            $  92,240     $ 19,771    $ 11,737    $ 31,508    $ 123,748
                                                  ==========   =========   =========   =========    =========

    Segment operating profit (loss)               $   7,090     $ (2,820)   $   473     $ (2,347)   $  4,743
                                                  ==========   =========   =========   =========

    Corporate expenses                                                                                (2,785)
    Legal settlements, net (Note 8)                                                                   (5,082)
    Interest expense, net                                                                             (3,990)
                                                                                                    ---------

    Income before income taxes, minority
      interest and extraordinary loss                                                               $  7,114
                                                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a provider of a broad range of health care services and products with principal operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) specialty mail-order pharmaceuticals, medical supplies, respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies ("Mail-Order") operations; and (iii) U.S. hi-tech ("Hi-Tech") operations. The Company's U.K. operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Mail-Order operations provide products to patients in their home nationwide and in Puerto Rico while its Hi-Tech operations are concentrated in New Jersey and New York.

On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing"). As a result of the provisions of the Voting Trust (as defined and described in Liquidity and Capital Resources) the Company did not hold a majority interest of the board of directors and the Investors (as defined and described in Liquidity and Capital Resources) held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owns 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and Transworld Healthcare (UK) Limited ("TW UK") amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) were amended to eliminate the requirement that the Investors approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of the beginning of the second quarter ended March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Revenues. Total revenues increased by $5,224,000 or 13.9% to $42,758,000 for the three months ended June 30, 2000 from $37,534,000 for the three months ended June 30, 1999. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($7,376,000) and in the U.S. Hi-Tech operations ($807,000). The increase in the U.K. nursing operations was primarily a result of acquisitions (including $5,003,000 from the acquisition of Nightingale Nursing Bureau Limited ("Nightingale") (see "Liquidity and Capital Resources - Acquisition of Nightingale")) and an increase in billable hours. The increase experienced in the U.S. Hi-Tech operations was mainly due to increases in the number of patients being serviced. Partly offsetting these increases were declines in revenue experienced by the Mail-Order operations ($3,096,000) due to a reduction in the number of patients serviced.

Cost of Revenues. Total cost of revenues increased by $4,630,000 to $28,813,000 for the three months ended June 30, 2000 from $24,183,000 for the three months ended June 30, 1999. Total cost of revenues as a percentage of revenues for the three months ended June 30, 2000 increased to 67.4% as compared to 64.4% for the three months ended June 30, 1999. Cost of revenues as a percentage of revenues increased for patient services (70.0% for the three months ended June 30, 2000 versus 67.7% in the prior period) and respiratory, medical equipment and supplies sales (60.3% for the three months ended June 30, 2000 versus 58.1% for the prior period). The increase in patient services costs is primarily due to the acquisition of Nightingale which has a higher cost of revenue (81.6%) than the historical U.K. nursing operations (67.4%). The increase in respiratory, medical equipment and supplies sales costs is attributable to the decrease in revenues in the Mail-Order operations which carry a lower cost of revenues as a percentage of revenues (47.8%) than the U.K. respiratory, medical equipment and supplies sales operations (72.4%). The cost of revenues as a percentage of revenues decreased for infusion services (71.7% for the three months ended June 30, 2000 versus 76.7% for the prior period) due to an increase in infusion therapies in the Hi-Tech operations with lower product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3,588,000 or 19.2% to $15,053,000 for the three months ended June 30, 2000 from $18,641,000 for the three months ended June 30, 1999. This decrease was primarily due to the inclusion of additional bad debt expense of $3,655,000 (principally as a result of fully reserving for DermaQuest, Inc.'s ("DermaQuest") accounts receivable) and $2,030,000 of charges primarily related to the attempted acquisitions of Sinclair Montrose Healthcare PLC ("Sinclair") and Gateway HomeCare, Inc. ("Gateway") and additional legal costs during the three months ended June 30, 1999. These decreases were offset by higher levels of overhead in the U.K. operations principally due to its acquisitions and internal growth ($1,144,000), by an additional bad debt provision ($794,000) at the U.K.'s medical supplies distribution operation related to claims against the Health Authorities (see "Liquidity and Capital Resources - Accounts Receivable") and costs associated with the closing of the Puerto Rico facility ($53,000).

Legal Settlements, Net. In the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources - Litigation").

Interest Income. Interest income increased by $400,000 to $449,000 for the three months ended June 30, 2000 from $49,000 for the three months ended June 30, 1999. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Interest expense increased by $639,000 to $1,926,000 for the three months ended June 30, 2000 from $1,287,000 for the three months ended June 30, 1999. This variance was primarily attributable to a higher level of borrowings combined with a higher borrowing rate under the Refinancing than the Company's existing senior indebtedness (the "Credit Facility").

Benefit for Income Taxes. The Company recorded a benefit for income taxes amounting to $638,000 or 8.3% of loss before income taxes and minority interest for the three months ended June 30, 2000 versus $2,061,000 or 31.6% of loss before income taxes in the comparable prior period. The difference between the 8.3% effective tax rate for the three months ended June 30, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets and the legal settlements.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $13,436,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S.

Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Minority Interest. The Company reported a provision for minority interest of $1,000 for the three months ended June 30, 2000 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $7,030,000 for the three months ended June 30, 2000 compared to $4,467,000 for the three months ended June 30, 1999.

NINE MONTHS ENDED JUNE 30, 2000 VS. NINE MONTHS ENDED JUNE 30, 1999

Revenues. Total reported revenues for the nine months ended June 30, 2000 and 1999 were $94,901,000 and $116,539,000, respectively. This represents a decrease of $21,638,000 or 18.6% when comparing the nine months ended June 30, 2000 to 1999. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($24,489,000). In addition declines in revenue were experienced by the Mail-Order operations ($10,255,000) due to a reduction in the number of patients serviced. Partly offsetting these decreases were increased revenues in the Company's U.K. nursing operations during the second and third quarters of fiscal 2000 ($10,725,000) as a result of acquisitions (including $5,003,000 from Nightingale) and an increase in the billable hours. The Hi-Tech operations also experienced an increase in revenues ($1,868,000) primarily due to an increase in the number of patients being serviced.

Cost of Revenues. Total reported cost of revenues for the nine months ended June 30, 2000 and 1999 was $61,240,000 and $74,511,000, respectively. This represents a decrease of $13,271,000 when comparing the nine months ended June 30, 2000 to 1999. As a percentage of total revenue, cost of revenues for the nine months ended June 30, 2000 increased to 64.5% in comparison to 63.9% for the prior period. Cost of revenues as a percentage of revenues increased slightly for patient services (68.7% for the nine months ended June 30, 2000 versus 68.3% for the prior period) and decreased for respiratory, medical equipment and supplies sales (56.5% for the nine months ended June 30, 2000 versus 57.1% for the prior period) and for infusion services (72.1% for the nine months ended June 30, 2000 versus 77.9% for the prior period). The increase in patient services costs is primarily due to the acquisition of Nightingale, which has a higher cost of revenue (81.6%) than the historical U.K. nursing operations (67.3%) offset slightly due to increased billing rates in the historical U.K. nursing operations as of January 1999. The decrease in respiratory, medical equipment and supplies sales costs is principally attributable to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000. The decrease in infusion services costs is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs.

Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the nine months ended June 30, 2000 and 1999 were $34,145,000 and $45,600,000, respectively.

This represents a decrease in the current year of $11,455,000 or 25.1%. The change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 accounted for $5,070,000 of the decrease. The inclusion of additional bad debt expense of $3,655,000 (principally as a result of fully reserving for DermaQuest's accounts receivable) and $2,030,000 of charges primarily related to the attempted acquisitions of Sinclair and Gateway and additional legal costs during the nine months ended June 30, 1999 added to the decrease. In addition, selling, general and administrative expenses decreased in the Company's Mail-Order operations due to an overhead reduction program ($2,146,000) and decreases in bad debt expense ($1,035,000) as a result of the decline in revenues. These decreases were offset by higher levels of overhead in the U.K. operations during the second and third quarters of fiscal 2000 principally due to its acquisitions and internal growth ($2,242,000) and by an additional bad debt provision ($794,000) at the U.K.'s medical supplies distribution operation related to claims against the Health Authorities (see "Liquidity and Capital Resources - Accounts Receivable") and costs associated with the closing of the Puerto Rico facility ($53,000).

Legal Settlements, Net. In the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources - Litigation").

Interest Income. Reported interest income for the nine months ended June 30, 2000 and 1999 was $1,048,000 and $191,000, respectively. The increase was attributable to higher interest income earned on a higher level of funds invested ($917,000) partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($60,000).

Interest Expense. Reported interest expense for the nine months ended June 30, 2000 and 1999 was $4,882,000 and $4,016,000, respectively. The increase was primarily attributable to a higher level of borrowings combined with a higher borrowing rate under the Refinancing than the Credit Facility during the second and third fiscal quarters when compared to the comparable prior periods ($1,081,000). This increase was partially offset by to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($215,000).

Benefit for Income Taxes. The Company recorded a benefit for income taxes amounting to $1,126,000 or 12.0% of loss before income taxes, equity income, minority interest and extraordinary loss for the nine months ended June 30, 2000 versus $1,980,000 or 26.8% of loss before income taxes in the comparable prior period. The difference between the 12.0% effective tax rate for the nine months ended June 30, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets and the legal settlements.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $13,436,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S.

Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the nine months ended June 30, 2000 was $411,000, which represents 100% of the net income of the Company's U.K. subsidiaries for the first quarter of fiscal 2000 (See Note 2 to the Condensed Consolidated Financial Statements). Interest income earned from U.K. subsidiaries for the nine months ended June 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 2000, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries for the entire fiscal year ended September 30, 1999 as the Company consolidated its U.K. subsidiaries in fiscal 1999.

Minority Interest. The Company reported a provision for minority interest of $1,000 in the nine months ended June 30, 2000 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the nine months ended June 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Company's Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $7,841,000 for the nine months ended June 30, 2000 compared to $5,417,000 for the nine months ended June 30, 1999.

PRO FORMA NINE MONTHS ENDED JUNE 30, 2000 VS. HISTORICAL NINE MONTHS ENDED JUNE 30, 1999

The following comparisons of pro forma nine months ended June 30, 2000 as compared to June 30, 1999 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

Revenues. Total pro forma revenues for the nine months ended June 30, 2000 were $123,748,000 as compared to $116,539,000 for the nine months ended June 30, 1999, which represents an increase of $7,209,000 or 6.2%. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($14,912,000) as a result of acquisitions (including $5,003,000 from Nightingale), increased billing rates in the historical U.K. nursing operations beginning January 1, 1999 and an increase in the number of billable hours. Also contributing to the increase was increased revenues in the Hi-Tech operations ($1,868,000) and the U.K. medical supplies distribution operations ($652,000). Partly offsetting the increases from the U.K. and Hi-Tech operations were declines in revenue experienced by the Mail-Order operations ($10,255,000) due to a reduction in the number of patients serviced.

Cost of Revenues. Pro forma cost of goods sold for the nine months ended June 30, 2000 was $81,094,000 as compared to $74,511,000 for the nine months ended June 30, 1999, which represents an increase of $6,583,000. On a pro forma basis total cost of revenues as a percentage of revenues for the nine months ended June 30, 2000 increased to 65.5% from 63.9% for the nine months ended June 30, 1999. On a pro forma basis cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales (59.2% for the nine months ended June 30, 2000 versus 57.1% for the prior period), decreased for infusion services (72.1% for the nine months ended June 30, 2000 versus 77.9% for the prior period) and remained relatively flat for patient services (68.4% for the nine months ended June 30, 2000 versus 68.3% in the prior period). The increase in respiratory, medical equipment and supplies sales operations costs is attributable to the decrease in revenues in the Mail-

Order operations which carry a lower cost of revenues as a percentage of revenues (46.4%) than the U.K. respiratory, medical equipment and supplies sales (73.3%). The decrease in infusion services costs is due to an increase in infusion therapies in the Hi-Tech operations with lower product costs. Patient services costs remained relatively flat despite the acquisition of Nightingale which has a higher cost of revenue (81.6%) than the historical U.K. nursing operations (67.4%) due to increased billing rates in the historical U.K. nursing operations as of January 1999.

Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for the nine months ended June 30, 2000 were $40,696,000 as compared to $45,600,000 for the nine months ended June 30, 1999, which represents a decrease of $4,904,000 or 10.8%. This decrease was primarily due to the inclusion of additional bad debt expense of $3,655,000 (principally as a result of fully reserving for DermaQuest's accounts receivable) and $2,030,000 of charges primarily related to the attempted acquisitions of Sinclair and Gateway and additional legal costs during the nine months ended June 30, 1999. In addition, bad debt expense decreased by $1,035,000 in the Mail-Order operations as a result of the decline in revenues. An overhead reduction program in the Company's Mail-Order operations also contributed to the decrease ($2,146,000). These decreases were offset by higher levels of overhead in the U.K. operations principally due to its acquisitions and internal growth ($3,519,000) and by an additional bad debt provision ($794,000) at the U.K.'s medical supplies distribution operation related to claims against the Health Authorities (see "Liquidity and Capital Resources - Accounts Receivable") and costs associated with the closing of the Puerto Rico facility ($53,000).

Legal Settlements, Net. In the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources - Litigation").

Interest Income. Pro forma interest income for the nine months ended June 30, 2000 was $1,108,000 as compared to $191,000 for the nine months ended June 30, 1999, which represents an increase of $917,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Pro forma interest expense for the nine months ended June 30, 2000 was $5,098,000 as compared to $4,016,000 for the nine months ended June 30, 1999, which represents an increase of $1,082,000. This variance was primarily attributable to a higher level of borrowings combined with a higher borrowing rate under the Refinancing than the Credit Facility.

Benefit for Income Taxes. Pro forma benefit for income taxes for the nine months ended June 30, 2000 was $33,000 or 0.5% of loss before income taxes, equity income, minority interest and extraordinary loss for the nine months ended June 30, 2000 versus $1,980,000 or 26.8% of loss before income taxes in the comparable prior period. The difference between the 0.5% effective tax rate for the nine months ended June 30, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets and the legal settlements.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $13,436,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 13 years or more). This belief is based upon, among other factors, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S.

Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Minority Interest. On a pro forma basis, the Company still would have reported a provision for minority interest of $1,000 in the nine months ended June 30, 2000 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. On a pro forma basis, the Company still would have reported an extraordinary loss (net of tax benefit of $408,000) of $759,000 in the nine months ended June 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, on a pro forma basis, the Company still would have reported a net loss of $7,841,000 for the nine months ended June 30, 2000 compared to $5,417,000 for the nine months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

Cash requirements during the nine months ended June 30, 2000 for capital expenditures ($958,000), payments for acquisitions ($13,428,000) and financing fees and issuance costs ($2,900,000), payments on revolving loan ($5,213,000), as well as the $55,755,000 repayment of the Credit Facility were met through funds generated from net payments received from the U.K. subsidiaries ($67,069,000) (as discussed further in "Refinancing"), borrowing under the acquisition loan ($13,428,000), proceeds from notes payable ($2,048,000) and funds generated from operating activities ($5,811,000).

The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "- Refinancing."

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2000 and September 30, 1999, $26,465,000 (12.3%) and $30,814,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to the effect the weakening dollar has had on the translation of the U.K. subsidiaries accounts receivable, improved collections in the Company's U.K. nursing operations and Hi-Tech operations, and a decline in the Mail-Order operations revenue base. These decreases were partially offset by the acquisition of Nightingale. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2000 and September 30, 1999, the Company's average DSOs were 56 and 73, respectively. The decrease in the DSOs was due mainly to the decrease in accounts receivable as described above.

Amcare Limited and Novacare (UK) Limited (subsidiaries of TW UK), have claims against Health Authorities to recover outstanding sums which they allege are due in respect of services performed as National Health Service ("NHS") dispensing appliance contractors from their respective licensed premises across England and Wales. There are two elements, first overdue payments and secondly, underpaid on-cost allowances. The sums in dispute are approximately $372,000 and $354,000, respectively, for a total of approximately $726,000.

It is believed that the dispute arises out of a wider national dispute between Health Authorities and many dispensing appliance contractors over the correct interpretation of the statutory-based contractual reimbursement provisions in the context of modern distribution and dispensing practices. The Health Authorities have clearly indicated a wish to reach commercial settlements of their various disputes. As a result of ongoing discussions with the Health Authorities the Company has recorded an additional bad debt provision of $794,000 in the quarter ended June 30, 2000.

REFINANCING.

General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $118,356,000 at June 30, 2000. The new financing consists of a $69,083,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,435,000 in mezzanine indebtedness (the "Mezzanine Loan") and $33,838,000 principal amount of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). Of the $118,356,000 net proceeds of the Refinancing, $55,755,000 was used to repay the Company's existing Credit Facility, $11,617,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of deferred financing costs associated with the Credit Facility.

Senior Credit Facility. The Senior Credit Facility consists of a (i) $42,512,000 term loan A, maturing December 17, 2005, (ii) $18,979,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, and (iii) $7,592,000 revolving facility, maturing December 17, 2005. Repayment of the loans commences on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of August 1, 2000, TW UK had outstanding borrowings of approximately $48,769,000 under the Senior Credit Facility. As of August 1, 2000, borrowings under the Senior Credit Facility bore interest at rates of 8.07 to 8.84%.

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

Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of August 1, 2000, borrowings under the Mezzanine Loan bore interest at a rate of 13.07%.

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

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $33,838,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

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

UK Parent's redemption obligation of the Notes and the PIK Notes is guaranteed by TW UK, which guarantee is subordinated to the existing senior indebtedness of TW UK to the same extent as the Notes and the PIK Notes are subordinated to senior indebtedness of UK Parent. If UK Parent fails to perform in full its obligations following exercise of the Investors put of Notes and TW UK fails to perform its obligations as a guarantor of such obligations, the Investors shall have the right to among other things exercise directly (through the Voting Trust) the drag-along rights described without the requirement that the board of directors of TW UK first take any action.

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

ACQUISITION OF NIGHTINGALE.

On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale, a London based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362,000, plus an additional sum of up to approximately $5,600,000 in deferred consideration dependent upon 2000 and 2001 Pre-Tax Profits (as defined in the agreement for sale and purchase).

Approximately $13,691,000 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671,000 of consideration being paid in 1,050,000 shares of 5 pence par value class A1 common shares of TW UK.

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

As of August 1, 2000, costs incurred for all efforts of the Company's Year 2000 action plan amounted to $245,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. Based upon the best estimate by the Company's management and the Year 2000 task force, the Company does not expect any additional costs associated with the Company's Year 2000 action plan. If additional costs are incurred they will also be expensed as incurred and be funded by operating cash flow.

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

LITIGATION.

On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott
A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to October,6, 2000.

On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. The Company entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator was involved in these settlement discussions as well. A final settlement was reached with the DOJ, the OIG and the relator on August 4, 2000 in the amount of $10,000,000. In addition, pursuant to the settlement agreement, the Company has agreed to pay the relator $82,000 covering reasonable expenses and attorney's fees and costs. In return, the United States has agreed to release the Company, certain subsidiaries, as well as its present and former owners, officers, directors, employees, and certain others, from any civil or administrative monetary claim for the various allegations being settled in this matter. In addition, the OIG has agreed not to exclude the Company or any of its subsidiaries from future participation in any federal health care program as a result of this matter. The Company has also agreed to a corporate integrity agreement with the OIG.

In addition to its settlement with the federal government, the Company also has reached a final settlement with the prior owners of RespiFlow, MK and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners have agreed to pay the Company $5,000,000 to settle all outstanding issues between the relevant parties. In a related agreement the Company has guaranteed the Prior Owners a price of $5.00 per share for all shares of Company common stock they currently own (190,000) and still own on August 4, 2002. The Prior Owners are obligated to liquidate these shares on the open market for $5.00 per share or greater. To the extent that shares remain unliquidated on August 4, 2002, the difference between the closing price of the Company's common stock on August 4, 2002 and $5.00 per share will be paid to the Prior Owners by the Company in cash.

The Company has record a one-time charge of $5,082,000 related to the settlement of all of these matters in the quarter ended June 30, 2000.

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

The Company's Notes ($33,838,000 at June 30, 2000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at June 30, 2000.

                   EXPECTED    WEIGHTED AVERAGE
FISCAL             MATURITY          RATE
------          ------------   ----------------
2000            $  2,126,000     LIBOR +2%
2001               4,251,000     LIBOR +2%
2002               5,314,000     LIBOR +2%
2003               6,377,000     LIBOR +2%
2004               8,502,000     LIBOR +2%
Thereafter        36,025,000     LIBOR +3.91%
                 -----------
                 $62,595,000     LIBOR +3.1%
                 ===========

The aggregate fair value of the Company's debt was approximately $99,426,000 at June 30, 2000.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 22, 2000 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were (1) to elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified and (2) to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP, as independent accountants of the Company for the fiscal year ending September 30, 2000.

The voting results with respect to each proposal are set forth below:

                                                          ABSTAIN/
             PROPOSAL                FOR       AGAINST   NON-VOTING
             --------                ---       -------   ----------
No. 1 (election of Directors)                     -
Messrs. Timothy M. Aitken        16,126,059    58,435        -
Lewis S. Ranieri                 16,126,059    58,435        -
Scott A. Shay                    16,126,059    58,435        -
Jeffery S. Peris                 16,126,059    58,435        -
G. Richard Green                 16,126,059    58,435        -
No. 2                            16,179,859     3,435       1,200

ITEM 5.  OTHER INFORMATION

On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The qui tam action was partially unsealed and a copy of the complaint was provided to the Company. The relator is a private party who has brought action on behalf of the Federal government. The Company entered into settlement discussions with the Department of Justice ("DOJ") and the OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator was involved in these settlement discussions as well. A final settlement was reached with the DOJ, the OIG and the relator on August 4, 2000 in the amount of $10,000,000. In addition, pursuant to the settlement agreement, the Company has agreed to pay the relator $82,000 covering reasonable expenses and attorney's fees and costs. In return, the United States has agreed to release the Company, certain subsidiaries, as well as its present and former owners, officers, directors, employees, and certain others, from any civil or administrative monetary claim for the various allegations being settled in this matter. In addition, the OIG has agreed not to exclude the Company or any of its subsidiaries from future participation in any federal health care program as a result of this matter. The Company has also agreed to a corporate integrity agreement with the OIG.

In addition to its settlement with the federal government, the Company also has reached a final settlement with the prior owners of RespiFlow, MK and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners have agreed to pay the Company $5,000,000 to settle all outstanding issues between the relevant parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         27   Financial Data Schedule

    (b)  Reports on Form 8-K.

              The Company filed on April 20, 2000 a Report on Form 8-K dated April 6, 2000.

              The Company filed on May 15, 2000 a Report on Form
              8-K dated May 12, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2000

                                       TRANSWORLD HEALTHCARE, INC.

                                       By: /s/ John B. Wynne Jr.
                                           -------------------------------------
                                           John B. Wynne Jr.
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer
                                           and Duly Authorized to Sign on Behalf
                                           of Registrant)

                                  EXHIBIT INDEX


Exhibit       Description

  27          Financial Data Schedule