Form 10-K
period 2000-09-30
TRANSWORLD HEALTHCARE INC
filed 2000-12-13
CIK 890634

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2000
                           COMMISSION FILE NO. 1-11570


                           TRANSWORLD HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                            13-3098275
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


       555 MADISON AVENUE
        NEW YORK, NEW YORK                                   (212) 750-0064                     10022
(Address of principal executive offices)               (Registrant's telephone number,        (Zip Code)
                                                            including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant as of November 27, 2000 was approximately $5,364,993 based on the closing sale price of $0.813 on such date, as reported by the American Stock Exchange.

         The number of shares outstanding of the registrant's Common Stock, as of November 27, 2000, was 17,551,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                           TRANSWORLD HEALTHCARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                  For the Fiscal Year Ended September 30, 2000

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business..........................................................1
         General...........................................................1
         Strategy .........................................................2
         U.K. Operations...................................................3
         U.K. Services and Products........................................3
         Patient Services..................................................3
         Respiratory Therapy...............................................3
         U.K. Quality Assurance; Department of Health Licenses.............4
         U.K. Sales and Marketing Activities...............................4
         U.K. Recruiting and Training of Personnel.........................5
         U.K. Third-Party Reimbursement....................................5
         U.K. Suppliers....................................................5
         U.K. Competition..................................................5
         U.K. Patents and Trademarks.......................................6
         U.K. Employees....................................................6
         U.S. Operations...................................................6
         U.S. Services and Products........................................6
         Mail-Order Operations.............................................6
         Hi-Tech Operations................................................7
         U.S. Quality Assurance; JCAHO Accreditations......................7
         U.S. Sales and Marketing Activities...............................7
         U.S. Third-Party Reimbursement....................................8
         U.S. Suppliers....................................................8
         U.S. Competition..................................................8
         U.S. Patents and Trademarks.......................................9
         U.S. Employees....................................................9
         Government Regulation.............................................9
         U.K. Government Regulation........................................9
         U.S. Government Regulation.......................................10
         Insurance........................................................14

Item 2.  Properties.......................................................14

Item 3.  Legal Proceedings................................................14
         The Company......................................................14
         HMI..............................................................15

Item 4.  Submission of Matters to a Vote of Security Holders..............16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................17

Item 6.   Selected Financial Data..........................................18

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................20
          General  ........................................................20
          Results of Operations............................................22
          Year Ended September 30, 2000 vs. Year Ended September 30, 1999..22 Year Ended September 30, 1999 vs. Year Ended September 30, 1998..24 Pro Form Year Ended September 30, 2000 vs. Historical
           Year Ended September 30, 1999...................................26
          Liquidity and Capital Resources..................................28
          General..........................................................28
          Assets Limited to Use............................................29
          Accounts Receivable..............................................29
          Refinancing .....................................................30
          Acquisition of Nightingale.......................................33
          U.S. Mail-Order Operations Sale..................................33
          Amcare Sale......................................................33
          TNI Sale.........................................................34
          Acquisition of HMI/Sale to Counsel...............................34
          Year 2000........................................................34
          Contingencies....................................................35
          Litigation.......................................................35
          Impact of Recent Accounting Standards............................35
          Inflation........................................................35

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......36
          Foreign Currency Exchange........................................36
          Interest Rate Risk...............................................36

Item 8.   Financial Statements and Supplementary Data......................37

Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................37

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant...............38
          Board Committees.................................................40
          Audit Committee..................................................40
          Compensation Committee...........................................40
          Compliance With Section 16(a) of the Securities Exchange Act
           of 1934.........................................................40

Item 11.  Executive Compensation...........................................41
          Summary Compensation Table.......................................41
          Aggregate Option Exercises in Fiscal 2000 and 2000 Fiscal
           Year-End Option Values..........................................42
          Compensation of Directors........................................42
          Employment Agreements; Termination of Employment and
            Change-in-Control Arrangements.................................42
          Compensation Committee Interlocks and Insider Participation......42
          Stock Option Plans...............................................43
          1992 Stock Option Plan...........................................43
          1997 Non-Employee Director Plan..................................43

           Stock Incentive Plan.............................................44
           Indemnification..................................................44
Item 12.   Security Ownership of Certain Beneficial Owners and Management...45

Item 13.   Certain Relationships and Related Transactions...................46
           Transactions with Principal Shareholders.........................46
           Transactions with Directors and Executive Officers...............46

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K......................................................47



The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
                                      -iii-

                                     PART I

ITEM 1. BUSINESS.

         GENERAL

         Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. operations ("U.K. Operations"); and (ii) U.S. hi-tech operations ("Hi-Tech Operations"). The Company's U.K. Operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Hi-Tech Operations are concentrated in New Jersey and New York.

         The Company was a provider of specialty mail-order pharmaceuticals and medical supplies ("Mail-Order Operations"). The Company provided these services from the reportable business segment of its U.S. Mail-Order Operations, through the year ended September 30, 2000, to patients in their home nationwide and in Puerto Rico. In September 2000, the Company entered into an agreement, which was completed on October 3, 2000, to sell a substantial portion of the assets of its U.S. Mail-Order Operations (See Note 3 of the Notes to Consolidated Financial Statements).

         On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing"). As a result of the provisions of the Voting Trust (as defined and described in Liquidity and Capital Resources) the Company did not hold a majority interest of the board of directors. The Investors (as defined and described in Liquidity and Capital Resources) held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash. Therefore, the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and Transworld Healthcare (UK) Limited ("TW UK") amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) were amended to eliminate the requirement that the Investors approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

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

         STRATEGY

         The Company's strategic focus is to become the leading health care staffing and services company in the U.K. The Company's growth strategy is to take advantage of policy moves by the government funded National Health Service ("NHS") and by private payors seeking to treat a much larger number of patients than in the past and to shorten waiting lists for access to care, as well as the general trend of local government toward outsourcing its home care requirements to private industry.

         It is the Company's intention to focus on internal growth, as well as to acquire additional nursing and other care giving operations to expand and complement its existing operations. The Company believes that the health care staffing and services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, the Company acquired 12, 10 and 7 nursing and care giving operations in the U.K. during fiscal 2000, 1999 and 1998, respectively.

         On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362,000, plus an additional sum of up to approximately $5,600,000 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for certain periods ending in 2000 and 2001.

         Approximately $13,691,000 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under TW UK's senior credit facilities with the approximate remaining $1,671,000 of consideration being paid in 1,050,000 shares of 5 pence par value class A1 common shares of TW UK.

         The Company believes that valuations for health care staffing and services companies in the U.K. market are significantly more attractive than in the U.S. Therefore, the Company has executed a program to establish its U.K. Operations as a stand-alone entity with its own financing in order to execute an aggressive expansion program. To that end, on December 20, 1999, the Company's U.K. subsidiaries completed a $125,700,000 refinancing which repaid the Company's existing senior indebtedness of $55,755,000 and provided approximately $46,000,000 for additional acquisitions in the U.K. (See "Liquidity and Capital Resources - Refinancing").

         The Company believes that by structuring its U.K. Operations as a stand alone entity, it enables the U.K. subsidiaries to raise capital on more favorable terms than may be available currently in the U.S. In addition it positions the Company to maximize the value of its ownership interest in the U.K. Operations in the future, whether by way of a public offering of the U.K. Operation's shares, through a strategic business combination, or other alternative means.

         The Company also seeks to expand its Hi-Tech Operations through marketing its services to physicians, managed care organizations, hospitals, and other referral sources in its market area.


         U.K. OPERATIONS

         U.K. SERVICES AND PRODUCTS

         The Company provides the following services and products in the U.K.:
(i) patient services, principally nursing and para-professional services and
(ii) respiratory therapy. The Company's U.K. Operations' products and services are provided to patients throughout the U.K.

         During fiscal 2000, the Company derived 72.0% of its revenues from U.K. Operations, with the following contributions by product line: 82.3% of its U.K. revenues from patient services, 14.3% from specialty pharmaceutical and medical supplies and 3.4% from respiratory therapy.


         PATIENT SERVICES.

         The Company offers its U.K. patient services through Allied Medicare Ltd ("Allied") and Nightingale. Allied and Nightingale are commercially oriented providers of nursing and care staff services to a broad range of clients, particularly NHS trusts, nursing homes, private clients and local authority social services departments. Allied was founded in 1972 as a home nursing service and has expanded through the establishment and acquisition of branch offices throughout the U.K. The preferred model for branches in the Allied network is for a Superintendent Model, where the manager of the branch is self employed and paid 33% of the gross profit generated by the branch. Under these arrangements the superintendent is responsible for costs associated with operating the branch and Allied is responsible for various support services, including payroll administration and collection of accounts receivable. In a managed branch all operating costs are the responsibility of Allied. The branch network has expanded substantially in recent years, through both organic growth and an on-going nursing and care agency acquisition program. As of September 30, 2000, Allied is represented by 57 superintendent branches and 23 managed branches in the network, with managed branches being operated where the business will not easily support superintendent status or where the branch is newly acquired and has not been fully integrated into the network.

         The Company believes that the demand for most forms of nursing and other health care services is expected to increase during the next twenty years as the U.K. population grows older in line with demographic trends. Consequently, it is anticipated that requirements for temporary nursing services will increase in the future, benefiting both Allied and Nightingale.

         RESPIRATORY THERAPY.

         The Company offers its U.K. respiratory therapy through the following Omnicare subsidiaries: (i) Allied Oxycare Ltd ("Oxycare"); and (ii) Medigas Ltd ("Medigas").

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

         The Company offered its U.K. specialty pharmaceutical and medical supplies through its Omnicare subsidiary, Amcare Ltd ("Amcare"). On November 22, 2000, the Company sold Amcare, for approximately $14,200,000 in cash. The Company has recorded a charge for impairment of long-lived assets of $2,727,000 in the accompanying Consolidated Statement of Operations, for the year ended September 30, 2000, to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value. In addition, the Company has recorded a tax charge of approximately $1,654,000 to reflect the tax effect of the transaction.

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

         The European Quality Standards BS EN ISO 9002 have been awarded to Oxycare. The awarding authority checks the continued adherence to these standards on a six month basis with procedure manuals being available for review at any time.

         U.K. SALES AND MARKETING ACTIVITIES

         The Company's U.K. Operations primarily market their products and services to health care professionals who act as referral sources to patients. These health care professionals include medics, nurses, pharmacists, administrators, the NHS and private health care providers. Other important targets for promotional activity include patient associations and community social services organizations. Fundamental to Allied and Nightingale's ability to obtain and retain referral sources is establishing and maintaining a reputation for quality service and responsiveness to the needs of referral sources and their patients and clients.

         Allied markets its nursing agency service via superintendents and their staff within each of its independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity.

         Nightingale markets its nursing agency service directly to NHS Trust Hospitals and the independent sector.

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

         The U.K. health care industry continues to face shortages of certain qualified personnel. In particular, Allied's nursing business experiences significant competition in recruiting qualified health care personnel for its operations. Most of the registered and licensed health care professionals employed by Allied are also registered with and accept placements from competitors. Nightingale employs qualified staff from both overseas and the U.K. Typically between 30 and 50% of Nightingale's staff are sourced from the U.K. while the majority of overseas staff come from Australia, where the Company has a branch. The most successful method for recruiting staff is referral, but the Company regularly advertises in appropriate papers and journals. Recruitment is managed overseas by a branch manager in Sydney, Australia and by agents in New Zealand and South Africa. Most of Nightingale's nursing professionals do not work for other agencies and look to Nightingale as their sole provider of work.

         U.K. THIRD-PARTY REIMBURSEMENT

         For the years ended September 30, 2000 and 1999, the Company's U.K. Operations received approximately 60.5% and 54.0%, respectively of revenues from U.K. governmental payors (primarily the NHS). The remaining 39.5% and 46.0%, respectively of revenues were derived from products and services provided to the private health care sector and other commercial organizations, such as privately owned nursing homes.

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

         U.K. COMPETITION

         The Company believes that there are no major integrated service providers and few multi-regional or national providers of any individual product or service in the U.K. The Company also believes that home health care providers who possess the infrastructure to provide an integrated network of products and services will have significant growth opportunities.

         The Company believes that the principal competitive factors in the U.K. are: quality of care; breadth of services; reputation and professional presentation; innovation; and value for services. The Company believes that the success of its U.K. Operations is dependent on the above factors.

         The Company's U.K. Operations' nursing, medical supplies and respiratory therapy services compete with local, national and international companies. The Company's nursing agency business is the second largest in the U.K.; however, the largest competitor is approximately three times larger in revenues.

         U.K. PATENTS AND TRADEMARKS

         The Company's U.K. Operations own no patents. The Company's U.K. Operations operate under the following trade names: "Transworld Holding (UK) Ltd," "Allied Medicare Ltd," "Medicare," "Medigas Ltd," "Allied Oxycare Ltd," "Omnicare Ltd," "Transworld Healthcare (UK) Ltd," "Allied Medicare Services Ltd" and "Allied Medical Nursing Services." The Company does not believe that its business in the U.K. is dependent upon the use of any patent or trademark or similar property.

         U.K. EMPLOYEES

         As of October 31, 2000, the Company's U.K. Operations employed approximately 199 full-time employees and 39 part-time employees.

         In addition, the Company's U.K. Operations maintain registers of approximately 5,000 registered nurses, carers and aides available to staff home and health service nursing arrangements on a temporary basis. The Company considers its relationships with its U.K. employees to be satisfactory.

         U.S. OPERATIONS

         During fiscal 2000, the Company derived 28.0% of its revenues from U.S. operations, with the following contributions by reportable business segments:
59.2% of its U.S. revenues from Mail-Order Operations and 40.8% from Hi-Tech Operations.

         U.S. SERVICES AND PRODUCTS

         MAIL-ORDER OPERATIONS.

         In September 2000, the Company entered into an agreement, which was completed on October 3, 2000, to sell a substantial portion of the assets of its Mail-Order Operations and has decided to exit the business (See Note 3 of the Notes to Consolidated Financial Statements).

         During fiscal 1999, the remaining accounts receivable associated with the wound care and orthotic product lines, which the Company previously exited in fiscal 1997, were reserved for, as the Company became aware of deterioration in their collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources."

         HI-TECH OPERATIONS.

         The Company's Hi-Tech Operations provide the following services and products in the U.S.: (i) infusion therapy; (ii) respiratory therapy; and (iii) home medical equipment. The Company's Hi-Tech Operations are concentrated in New Jersey and New York. During fiscal 2000, the Company's Hi-Tech Operations derived 74.8% of its revenues from infusion therapy, 19.8% from respiratory therapy and 5.4% from home medical equipment.

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

         For the year ended September 30, 2000, 52.6% and 12.1%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. For the year ended September 30, 1999, 64.5% and 6.9%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. The decrease in the percentage of revenues directly attributable to Medicare during the year ended September 30, 2000 versus 1999 was primarily the result of a decrease in revenues in the Company's Mail-Order Operations, which derives most of its revenues from Medicare.

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

         U.S. COMPETITION

         The home health care market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. The Company competes with a large number of companies, including numerous local, regional and national companies, in all areas in which it conducts business. The Company believes that the principal competitive factors in the U.S. are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; referrals from physicians, hospitals and HMOs; general reputation with physicians, other referral sources and potential patients; and for certain payors, price.

         U.S. PATENTS AND TRADEMARKS

         The Company owns no patents in the U.S. The Company owns the following service marks in the U.S.: "Steri-Pharm," "Transworld Nurses, Inc.," "Advocate Home Care," "PLANETWELLNESS" and "Respiflow." The Company does not believe that its business is dependent upon the use of any patent or trademark or similar property.

         U.S. EMPLOYEES

         As of October 31, 2000, the Company had approximately 162 full-time employees and approximately 23 part-time employees in the U.S. The Company considers its relationship with its U.S. employees to be satisfactory.

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

         Allied and Nightingale operate under the Nurses Act (England and Wales) 1957 and 1961 Amendment and the Nurses Agency Act (Scotland) 1957. In addition, Allied is accredited by various U.K. social services agencies for the supply of carers to the Community Services, within that specific area. The MCA has granted licenses to Oxycare and Medigas for the production and distribution of medical grade oxygen to the network of 12,000 pharmacies throughout the U.K.

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

         The Company believes that its practices regarding claim for reimbursement and remuneration are in substantial compliance with applicable law and it has recently amended, whilst continuing to review its practices in light of recent recommendations to ensure they are in accordance with governmental regulations. The Company's U.K. Operations were audited by the licensing health authorities in June and July of 2000 and confirmation of compliance has been received.

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

         Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Balanced Budget Act of 1997 (the "Balanced Budget Act") made several changes to the Medicare reimbursement system that affect payment for the products provided by the Company. Some of these provisions include an expansion of coverage of diabetic testing supplies to non- insulin-treated Medicare diabetics, a 10% reduction of Medicare payment rates for diabetic testing strips, as of January 1, 1998, a 5% reduction of Medicare payment rates for respiratory drugs, as of January 1, 1998, a requirement that skilled nursing facilities provide directly and bundle into their payment certain items, including medical supplies, which may have been previously provided by outside suppliers, a freeze on the update factor for durable medical equipment and supplies, and parenteral and enteral equipment and supplies, a provision regarding billing for upgraded medical equipment, and authorization for a competitive pricing demonstration program. Under the Social Security Act's authority to the Health Care Financing Administration ("HCFA") to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing additional inherent reasonableness cuts to Medicare payment rates as follows: (i) up to a 3.38% (depending on the state) reduction for diabetic testing strips; (ii) a 15% reduction in Medicare payment rates for diabetic lancets, and an additional 15% and 2.32% in subsequent years; and (iii) a 10.5% reduction for albuterol sulfate (a respiratory drug). On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and S-CHIP Balanced Budget Refinement Act of 1999, better known as the Provider Relief Act. The Provider Relief Act provides that HCFA may not use or permit its contractors to use the inherent reasonableness process until after: (i) the Comptroller General of the United States issues a report regarding the impact of HCFA's and/or its contractor's use of such authority; and (ii) HCFA has published final regulations implementing the agency's inherent reasonableness authority. Consequently, it is unclear if or when HCFA will be able to implement any of its previously proposed inherent reasonableness reductions for diabetic testing strips, diabetic lancets or albuterol sulfate or any other items and services supplied by the Company to Medicare beneficiaries.

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

         The Federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician is prohibited from referring a Medicare patient to the health care provider, and that provider is prohibited from billing Medicare, for the designated health service. The Stark Law has certain statutory exceptions. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to significant amendments enacted in 1993. The preamble to these regulations states that HCFA intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition a state cannot receive Federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

         A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $10,000 per false claim. In addition, a civil penalty of up to $15,000 may be assessed for engaging in other activities prohibited by this statute. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery, as further described below - see letter received from the HHS' Office of Audit Services. Recent government efforts have been made (with mixed success) to assert that any claim resulting from a relationship in violation of the Anti-kickback Statute or the Amended Stark Law is false or fraudulent under the False Claims Act. The Company carefully monitors its submissions of Medicare and Medicaid claims and all other claims for reimbursement to assure that they are not false or fraudulent, and as noted above, believes that it is in substantial compliance with the Anti-kickback Statute or the Amended Stark Law.

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

         On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the HHS' Office of Audit Services, a division of the OIG. The Company was subsequently informed that the Audit Letters cover its DermaQuest, Inc. ("DermaQuest") subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The relator is a private party who has brought action on behalf of the Federal government. The Company entered into settlement discussions with the Department of Justice ("DOJ") and OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. Counsel for the relator was involved in these settlement discussions as well. On August 4, 2000, a final settlement was reached with the DOJ, the OIG and the relator in the amount of $10,000,000. In addition, pursuant to the settlement agreement, the Company paid the relator $82,000 covering reasonable expenses and attorney's fees and costs. In return, the United States has agreed to release the Company, certain subsidiaries, as well as its present and former owners, officers, directors, employees, and certain others, from any civil or administrative monetary claim for the various allegations being settled in this matter. In addition, the OIG has agreed not to exclude the Company or any of its subsidiaries from future participation in any federal health care program as a result of this matter.

         In addition to its settlement with the federal government, the Company also has reached a final settlement with the prior owners of Respiflow, MK and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners paid the Company $5,000,000 to settle all outstanding issues between the relevant parties. In a related agreement the Company has guaranteed the Prior Owners a price of $5.00 per share for all shares of Company common stock they currently own (190,000) and still own on August 4, 2002. The Prior Owners are obligated to liquidate these shares on the open market for $5.00 per share or greater. To the extent the shares remain unliquidated on August 4, 2002, the difference between the closing price of the Company's common stock on August 4, 2002 and $5.00 per share will be paid to the Prior Owners by the Company in cash.

         The Company recorded a one-time charge of $5,082,000 related to the settlement of all of these matters in its third quarter of fiscal 2000.

         Contemporaneously with the government settlement, the Company entered into a Corporate Integrity Agreement ("CIA") with the OIG to ensure compliance with existing federal health programs. The CIA requires the Company to, among other things, appoint a compliance officer and compliance committee, develop and implement a written code of conduct and policies and procedures, perform prospective and retrospective reviews of claims submitted to the Medicare program. In addition, the CIA requires periodic written reporting to the OIG summarizing the status and findings of the Company's compliance activities. The CIA, which does not apply to the Company's U.S. Hi-Tech Operations, has a term of five years.

         INSURANCE

         Participants in both the U.K. and U.S. health care markets are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company, from time to time, is subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, professional liability insurance and excess liability coverage, as appropriate. Each of these policies provides coverage on an " occurrence" basis and has certain exclusions from coverage. The Company's insurance policies must be renewed annually. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to the Company, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial position, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on the Company's reputation. There can be no assurance that the Company's insurance will be sufficient to cover liabilities that it may incur in the future.



ITEM 2. PROPERTIES.

         The Company owns three and leases fifty-nine facilities in the U.K. (of which twenty-one are for a period of three months or less) and leases a total of six facilities in the U.S. In addition, there are thirty-four facilities in the U.K. which are owned or leased by branch representatives. Management believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations. See Note 13 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.


         THE COMPANY

         On August 20, 1999, Transworld Home Healthcare - Nursing Division, Inc. ("TNI") was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. The case was settled on December 27, 1999 for $325,000 and was paid on December 29, 1999 by the Company's insurance carrier. Since this settlement was within the policy limits of the Company's insurance policies, it did not have any effect on the Company's consolidated financial position, cash flows, or results of operations.

         On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain trade receivables due from Health Management, Inc. ("HMI") purchased by HPII from unrelated third parties. The action seeks injunctive relief against this transaction, damages and costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to January 12, 2001.

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

         See also "Business - Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

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

                 PERIOD                                 HIGH            LOW
                 ------                                 ----            ---
  Year Ended September 30, 1999:
     First Quarter...............................   $   5-13/32       $  2-1/8
     Second Quarter..............................       5                2-5/8
     Third Quarter...............................       4-7/8            2-5/16
     Fourth Quarter..............................       3-15/16          1-1/2
  Year Ended September 30, 2000:
     First Quarter...............................       3-1/8            1-1/2
     Second Quarter..............................       3-5/8            1-5/8
     Third Quarter...............................       2-7/8            1-7/16
     Fourth Quarter..............................       2-3/8            1-3/8
  Year Ended September 30, 2001:
     First Quarter (through November 27, 2000)...       1-7/16           11/16


         As of November 27, 2000, there were approximately 161 stockholders of record of the Common Stock.

         The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial position, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. Under the terms of the Company's former senior secured revolving credit facility (the "Credit Facility"), the Company was prohibited from paying dividends or making other cash distributions. Under the terms of the Refinancing (as defined and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), the Company's U.K. subsidiaries are prohibited from paying dividends or making other cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." See also "Executive Compensation - Stock Option Plans."

ITEM 6.                    SELECTED FINANCIAL DATA.

         The financial data for the year ended September 30, 2000 and balance sheet data as of September 30, 2000 as set forth below have been derived from the consolidated financial statements of the Company, audited by Ernst & Young, LLP, for the periods indicated and should be read in conjunction with those consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The financial data for the years ended September 30, 1999 and 1998 and the balance sheet data as of September 30, 1999 as set forth below have been derived from the consolidated financial statements of the Company, audited by PricewaterhouseCoopers LLP, for the periods indicated and should be read in conjunction with those consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business - General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                               Eleven Months
                                                     Year Ended September 30,                      Ended               Year Ended
                                         -----------------------------------------------     September 30, (2)         October 31,
                                            2000(1)            1999             1998               1997                  1996
                                         -------------   ---------------    ------------    -------------------    -----------------
Financial Data:
Total revenues..........................   $135,408         $154,728          $155,309            $93,444              $76,304
Gross profit............................     45,627           55,318            58,117             42,057               41,624
Selling, general and administrative
   expenses.............................     49,041           57,946            51,980             42,931               33,552
(Gain) on sale of assets(3).............                                        (2,511)              (606)
Legal settlements, net..................      5,082 (4)
Restructuring charge....................      1,288 (5)
Impairment of long-lived assets.........     15,073 (6)                                            16,677 (7)

Equity in loss of HMI, net..............                                                           18,076
                                           --------         --------          --------            -------              -------
Operating (loss) income.................    (24,857)          (2,628)            8,648            (35,021)              8,072
Interest expense, net...................      7,939            5,218             5,651              2,792               4,352
(Benefit) provision for income taxes....     (7,348)            (500)            1,844             (5,078)              1,702
Equity in income of and interest
   Income earned from U.K. subsidiaries.      1,193 (1)

Minority interest.......................        (70)
                                           --------         --------          --------            -------              -------

(Loss) income before extraordinary loss.    (24,185)          (7,346)            1,153            (32,735)               2,018
Extraordinary item(8)...................        759                                                                     (1,435)
                                           --------         --------          --------            -------              -------
Net (loss) income.......................   $(24,944)        $ (7,346)         $  1,153           $(32,735)             $   583
                                           ========         ========          ========            =======              =======
(Loss) income per share of
 common stock before extraordinary
 item(9):
Basic....................................  $  (1.38)        $  (0.42)         $   0.07            $ (2.56)             $  0.29
                                           ========         ========          ========            =======              =======
Diluted..................................  $  (1.38)        $  (0.42)         $   0.07            $ (2.56)             $  0.26
                                           ========         ========          ========            =======              =======
Net (loss) income per share of
 common stock(9):
Basic....................................  $  (1.42)        $  (0.42)         $   0.07            $ (2.56)             $  0.08
                                           ========         ========          ========            =======              =======
Diluted..................................  $  (1.42)        $  (0.42)         $   0.07            $ (2.56)             $  0.07
                                           ========         ========          ========            =======              =======
Weighted average number of
 common shares outstanding(9):
Basic....................................    17,551           17,547            17,327             12,794                7,035
                                           ========         ========          ========            =======              =======
Diluted..................................    17,551           17,547            17,488             12,794                7,833
                                           ========         ========          ========            =======              =======


                                           SEPTEMBER 30,                October 31,
                             -----------------------------------------  ---------
                               2000       1999       1998       1997       1996
                             --------   --------   --------   --------   --------
Balance Sheet Data:
Working capital ..........     25,640   $ 26,005   $ 39,148   $ 26,411   $ 26,201
Accounts receivable, net .     23,029     30,814     32,223     31,475     24,414
Total assets .............    183,746    172,121    179,708    201,281     90,727
Long-term debt ...........     89,677     54,407     57,307     61,400     12,505
Total shareholders' equity     63,031     91,274    101,905     81,905     67,225

-------


(1) Effective with the Refinancing, the Company began accounting for the investment in the UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and TW UK amended their Articles of Association. The amendments enabled the Company to consolidate the UK Parent and its subsidiaries as of January 1, 2000.

(2) The Company changed its fiscal year from October 31 to September 30 effective for fiscal 1997. This resulted in an eleven month reporting period for the period ended September 30, 1997.

(3) The Company recorded a gain of $2,511,000 on the TNI sale in the year ended September 30, 1998. The Company recorded a gain of $606,000 on the sale of Radamerica in the eleven months ended September 30, 1997.

(4) The Company recorded a net charge of $5,082,000 related to legal settlements with the DOJ, OIG and Prior Owners in the year ended September 30, 2000.

(5) The Company recorded a $1,288,000 restructuring charge related to exiting its U.S. Mail-Order Operations in the year ended September 30, 2000.

(6) The Company recorded a charge for impairment of long-lived assets of $15,073,000 in the year ended September 30, 2000. The charge related to the write-down of assets, mainly goodwill, to their fair value, $12,346,000 for the U.S. Mail-Order Operations and $2,727,000 for Amcare.

(7) The Company reported special charges totaling $16,677,000 in the eleven months ended September 30, 1997 resulting from a $1,841,000 non-cash charge related to impairment of the investment in HMI, as well as to record estimated costs, fees and other expenses related to completion of the HMI Asset Sale, a $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of DermaQuest, a $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies, a $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey, and $698,000 of other charges.

(8) The Company recorded a non-cash, after tax, extraordinary charge of $759,000 (net of tax benefit of $408,000) in the fiscal year ended September 30, 2000 as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Company's Credit Facility. The Company recorded a non-cash, after-tax, extraordinary charge of $1,435,000 (net of tax benefit of $879,000) in the year ended October 31, 1996 in connection with the repayment of the Company's former credit agreement.

(9) Weighted average shares have been restated for the eleven months ended September 30, 1997 and the fiscal year ended October 31, 1996 to reflect the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. The effects of this restatement were to increase basic from primary income per share before extraordinary item by $0.03 and diluted from fully diluted income per share before extraordinary item by $0.01 for the year ended October 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

         The Company is a provider of a broad range of health care services and products with operations in the U.K. and the U.S. The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. Operations; and (ii) U.S. Hi-Tech Operations. The Company's U.K. Operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Hi-Tech Operations are concentrated in New Jersey and New York.

         The Company was a provider of specialty mail-order pharmaceuticals and medical supplies. The Company provided these services from the reportable business segment of its U.S. Mail-Order Operations, through the year ended September 30, 2000, to patients in their home nationwide and in Puerto Rico. In September 2000, the Company entered into an agreement, which was completed on October 3, 2000, to sell a substantial portion of the assets of its U.S. Mail-Order Operations (See Note 3 of the Notes to Consolidated Financial Statements).

         On December 20, 1999, the Company's U.K. subsidiaries obtained new financing. As a result of the provisions of the Voting Trust (as defined and described in Liquidity and Capital Resources) the Company did not hold a majority interest of the board of directors. The Investors (as defined and described in Liquidity and Capital Resources) held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash. Therefore, the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, UK Parent, as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and TW UK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) were amended to eliminate the requirement that the Investors approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

         The Company's revenue mix and payor mix is influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of historical net revenues represented by each of the Company's product lines:

                                           Year Ended     Year Ended      Year Ended
                                          September 30,  September 30,   September 30,
                                              2000           1999           1998
                                              ----           ----           ----
Product Line
------------
Net patient services...................       59.2%          51.8%          44.4%
Net respiratory, medical
  equipment and supplies sales.........       32.2           42.2           49.0
Net infusion services..................        8.6            6.0            6.6
                                             -----          -----          -----
        Total revenues.................      100.0%         100.0%         100.0%
                                             =====          =====          =====


         The increase in net patient services as a percentage of total revenues for the year ended September 30, 2000 as compared to 1999 is primarily due to the acquisition of Nightingale and growth in Allied's branch network (both organically and through the on-going nursing and care agency acquisition program). The decrease in net respiratory medical equipment and supplies sales as a percentage of revenues for the year ended September 30, 2000 as compared to 1999 is due primarily to a decrease in revenues in the Company's U.S. Mail-Order Operations due principally to a reduction in the number of patients serviced. On a pro forma basis, assuming the U.K. Subsidiaries had been consolidated for the entire year ended September 30, 2000, the percentage of total revenues would have been as follows: net patient services 62.3%, net respiratory, medical equipment and supplies sales 30.7% and net infusion services 7.0%.

         The following table shows the historical payor mix for the Company's total revenues for the periods presented:

                                     Year Ended      Year Ended     Year Ended
                                    September 30,   September 30,  September 30,
Payor                                   2000            1999             1998
-----                                   ----            ----             ----
U.K. NHS and other U.K.
  Governmental payors............       43.6%             36.5%          29.7%
Medicare.........................       14.7              20.9           27.2
Medicaid.........................        3.3               2.2            5.8
Private payors...................       38.4              40.4           37.3
                                       -----             -----          -----
         Total revenues..........      100.0%            100.0%         100.0%
                                       =====             =====          =====



         The increase in U.K. NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2000 as compared to 1999 is primarily due to the acquisition of Nightingale, which derives the majority of its revenues from the NHS, and to the growth in Allied's branch network, as described above. The decrease in Medicare as a percentage of total revenues for the year ended September 30, 2000 as compared to 1999 is primarily due to the decrease in revenue in the Company's U.S. Mail-Order Operations. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and to a lessor extent, from shifts in existing business among payors.

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

         At September 30, 2000 and 1999, the Company had $90,786,000 and $103,248,000, respectively of intangible assets (primarily goodwill) on its balance sheet. This represented 49.4% of total assets and 144.0% of total stockholders' equity at September 30, 2000 and 60.0% of total assets and 113.1% of total stockholders' equity at September 30, 1999. Amortization of intangibles for the years ended September 30, 2000, 1999 and 1998 was $3,301,000, $3,459,000
and $3,147,000, respectively. Subsequent acquisitions, when completed, will continue to increase the amount of intangible assets on the balance sheet and future amortization expense. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, amortization of intangibles would have been $4,065,000.

         The Company amortizes goodwill over periods ranging from ten to forty years based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the consistent practice of other home health care companies. At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future cash flows, the excess carrying amount of goodwill is written off. The factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors. If permanent impairment of goodwill were to be recognized in a future period, it could have a material adverse effect on the Company's consolidated financial position or results of operations.


         RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 30, 2000 VS. YEAR ENDED SEPTEMBER 30, 1999

         Revenues. Total reported revenues for the years ended September 30, 2000 and 1999 were $135,408,000 and $154,728,000, respectively. This represents a decrease of $19,320,000 or 12.5%. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($24,489,000) and declines in revenue experienced by the Mail-Order Operations ($14,554,000) due to a reduction in the number of patients serviced. Partly offsetting these decreases were increased revenues in the Company's U.K. nursing operations, subsequent to January 1, 2000, ($17,945,000) as a result of acquisitions (including $10,325,000 from Nightingale) and an increase in the billable hours. The Hi-Tech Operations also experienced an increase in revenues ($2,336,000) primarily due to an increase in the number of patients being serviced.

         Cost of Revenues. Total reported cost of revenues for the years ended September 30, 2000 and 1999 was $89,781,000 and $99,410,000, respectively. As a percentage of total revenue, cost of revenues for the year ended September 30, 2000 increased to 66.3% in comparison to 64.2% for the year ended September 30, 1999. Cost of revenues as a percentage of revenues increased slightly for patient services (69.0% for the year ended September 30, 2000 versus 68.1% for the year ended September 30, 1999) and for respiratory, medical equipment and supplies sales (59.7% for the year ended September 30, 2000 versus 57.7% for the year ended September 30, 1999) and decreased for infusion services (72.4% for the year ended September 30, 2000 versus 76.9% for the year ended September 30,
1999). The increase in patient services costs is primarily due to the acquisition of Nightingale, which has a higher cost of revenue (82.0%) than the historical U.K. nursing operations (67.1%). The increase in respiratory, medical equipment and supplies sales costs is principally attributable to higher delivery costs in the U.K. Operations. The decrease in infusion services costs is due to an increase in volume of higher gross margin infusion therapies in the Hi-Tech Operations.

         Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the years ended September 30, 2000 and 1999 were $49,041,000 and $57,946,000, respectively. This represents a decrease in the current year of $8,905,000 or 15.4%. The change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 accounted for $5,070,000 of the decrease. The recording of additional bad debt expense of $3,655,000 (principally as a result of fully reserving for DermaQuest's accounts receivable) and $2,030,000 of charges primarily related to the attempted acquisitions of Sinclair Montrose Healthcare ("Sinclair") and Gateway Homecare, Inc. ("Gateway") and additional legal costs during the fiscal year ended September 30, 1999 added to the decrease. In addition, selling, general and administrative expenses decreased in the Company's U.S. Mail-Order Operations due to an overhead reduction program ($2,165,000). Overhead costs in the Company's U.S. Corporate offices also decreased ($537,000) principally due to headcount reductions. These decreases were offset by higher levels of overhead in the U.K. operations, subsequent to January 1, 2000, principally due to its acquisitions ($3,170,000). These decreases were also offset by the net increase in bad debt expense in the Company's U.S. Mail-Order Operations as a result of valuing accounts receivable to net realizable value ($3,180,000) which was offset by declines in revenue resulting in reduced bad debt charges ($1,697,000).

         Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Notes 3 and 16 of the Notes to Consolidated Financial Statements).

         Legal Settlements, Net. For the year ended September 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Business - Government Regulation").

         Restructuring Charge. For the year ended September 30, 2000, the Company recorded a $1,288,000 restructuring charge related to exiting and closing its U.S. Mail-Order Operations (See Note 3 of the Notes to Consolidated Financial Statements).

         Interest Income. Reported interest income for the years ended September 30, 2000 and 1999 was $1,443,000 and $227,000, respectively. The increase was attributable to higher interest income earned ($1,276,000) on a higher level of funds invested partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($60,000).

         Interest Expense. Reported interest expense for the years ended September 30, 2000 and 1999 was $9,382,000 and $5,445,000, respectively. The increase was primarily attributable to a higher level of borrowings combined with higher borrowing rates under the Refinancing than the Credit Facility ($4,153,000). This increase was partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($215,000).

         Benefit for Income Taxes. The Company recorded a benefit for income taxes amounting to $7,348,000 or 22.4% of loss before income taxes, equity income, minority interest and extraordinary loss for the year ended September 30, 2000 versus $500,000 or 6.4% of loss for the year ended September 30, 1999. The difference between the 22.4% effective tax rate for fiscal 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets, the legal settlements and foreign capital gains tax on the sale of Amcare.

         Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $20,961,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. Operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. Operations and repatriation of such proceeds to the U.S.

         Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the year ended September 30, 2000 was $411,000, which represents 100% of the net income of the Company's U.K. subsidiaries for the first quarter of fiscal 2000 (See Note 2 of the Notes to Consolidated Financial Statements). Interest income earned from U.K. subsidiaries for the year ended September 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 2000, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries for the entire year ended September 30, 1999 as the Company consolidated its U.K. subsidiaries in fiscal 1999.

         Minority Interest. The Company reported a benefit from minority interest of $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration (See Note 3 of the Notes to Consolidated Financial Statements).

         Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the year ended September 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Company's Credit Facility.

         Net Loss. As a result of the foregoing, the Company recorded a net loss of $24,944,000 for the year ended September 30, 2000 compared to $7,346,000 for the year ended September 30, 1999.


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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,966,000 or 11.5% to $57,946,000 for the year ended September 30, 1999 from $51,980,000 for the year ended September 30, 1998. This increase was due to additional bad debt expense ($3,605,000) principally as a result of fully reserving for DermaQuest's accounts receivables. In addition, there were higher levels of overhead in the U.K. Operations ($3,585,000) due to its continued expansion and the U.S. Mail-Order Operations incurred additional costs for overhead related to sales and collection efforts in the U.S. operations during the first half of fiscal 1999 ($1,942,000). Year ended September 30, 1999 included $1,392,000 of charges primarily related to the attempted acquisitions of Sinclair and Gateway and additional legal reserves versus $554,000 of charges included in fiscal 1998 primarily relating to costs incurred from its attempted acquisitions of Healthcall and Apria. These increases were offset by an overhead reduction program in the Mail-Order Operations ($2,642,000). The sale of TNI accounted for an additional decrease of $1,871,000.

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

         PRO FORMA YEAR ENDED SEPTEMBER 30, 2000 VS. HISTORICAL YEAR ENDED SEPTEMBER 30, 1999

         The following comparisons of pro forma year ended September 30, 2000 as compared to September 30, 1999 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

         Revenues. Total pro forma revenues for the year ended September 30, 2000 were $164,255,000 as compared to $154,728,000 for the year ended September 30, 1999, which represents an increase of $9,527,000 or 6.2%. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($22,132,000) as a result of acquisitions (including $10,325,000 from Nightingale) and an increase in the number of billable hours. Also contributing to the increase was increased revenues in the Hi-Tech Operations ($2,336,000). Partly offsetting the increases from the U.K. and Hi-Tech Operations were declines in revenue experienced by the Mail-Order Operations ($14,554,000) due to a reduction in the number of patients serviced.

         Cost of Revenues. Pro forma cost of goods sold for the year ended September 30, 2000 was $109,635,000 as compared to $99,410,000 for the year ended September 30, 1999. On a pro forma basis total cost of revenues as a percentage of revenues increased to 66.7% from 64.2% in the year ended September 30, 2000. On a pro forma basis cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales (61.5% for the year ended September 30, 2000 versus 57.7% for the year ended September 30,
1999), decreased for infusion services (72.4% for the year ended September 30, 2000 versus 76.9% for the year ended September 30, 1999) and increased slightly for patient services (68.7% for the year ended September 30, 2000 versus 68.1% for the year ended September 30, 1999). The increase in respiratory, medical equipment and supplies sales operations costs is attributable to higher delivery costs in the U.K. Operations. The decrease in infusion services costs is due to an increase in volume of higher gross margin infusion therapies in the Hi-Tech Operations. Patient services costs increased slightly due to the acquisition of Nightingale, which has a higher cost of revenue (82.0%) than the historical U.K. nursing operations (67.2%).

         Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for the year ended September 30, 2000 were $55,592,000 as compared to $57,946,000 for the year ended September 30, 1999, which represents a decrease of $2,354,000 or 4.1%. This decrease was primarily due to the recording of additional bad debt expense of $3,655,000 (principally as a result of fully reserving for DermaQuest's accounts receivable) and $2,030,000 of charges primarily related to the attempted acquisitions of Sinclair and Gateway and additional legal costs during the year ended September 30, 1999. In addition, selling, general and administrative expensed decreased in the Company's Mail-Order Operations due to an overhead reduction program ($2,165,000). Overhead costs in the Company's U.S. Corporate offices also decreased ($333,000) principally due to headcount reductions. These decreases were offset by higher levels of overhead in the U.K. Operations principally due to its acquisitions and internal growth ($4,447,000). These decrease were also offset by the net increase in bad debt expense in the Company's U.S. Mail-Order Operations as a result of valuing accounts receivable to net realizable value ($3,180,000) which was offset by declines in revenue resulting in reduced bad debt charges ($1,697,000).

         Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Notes 3 and 16 of the Notes to Consolidated Financial Statements).

         Legal Settlements, Net. For the year ended September 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Business - Government Regulation").

         Restructuring Charge. For the year ended September 30, 2000, the Company recorded a $1,288,000 restructuring charge related to exiting and closing its U.S. Mail-Order Operations (See Note 3 of the Notes to Consolidated Financial Statements).

         Interest Income. Pro forma interest income for the year ended September 30, 2000 was $1,503,000 as compared to $227,000 for the year ended September 30, 1999, which represents an increase of $1,276,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

         Interest Expense. Pro forma interest expense for the year ended September 30, 2000 was $9,598,000 as compared to $5,445,000 for the year ended September 30, 1999, which represents an increase of $4,153,000. This variance was primarily attributable to a higher level of borrowings combined with higher borrowing rates under the Refinancing than the Credit Facility.

         Benefit for Income Taxes. Pro forma benefit for income taxes for the year ended September 30, 2000 was $6,254,000 or 20.5% of loss before income taxes, equity income, minority interest and extraordinary loss for the year ended September 30, 2000 versus $500,000 or 6.4% of loss before income taxes for the year ended September 30, 1999. The difference between the effective tax rate for the year ended September 30, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets, the legal settlements and foreign capital gains tax on the sale of Amcare.

         Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $20,961,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. Operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. Operations and repatriation of such proceeds to the U.S.

         Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Minority Interest. On a pro forma basis, the Company still would have reported a benefit from minority interest of $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration (See Note 3 of the Notes to Consolidated Financial Statements).

         Extraordinary Loss on Early Extinguishment of Debt. On a pro forma basis, the Company still would have reported an extraordinary loss (net of tax benefit of $408,000) of $759,000 in the year ended September 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

         Net Loss. As a result of the foregoing, on a pro forma basis, the Company still would have reported a net loss of $24,944,000 for the year ended September 30, 2000 compared to $7,346,000 for the year ended September 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         GENERAL.

         Cash requirements for the fiscal year ended September 30, 2000 for capital expenditures ($1,207,000), payments for acquisitions ($13,687,000), financing fees and issuance costs ($2,849,000), payments on revolving loan ($5,121,000), payments on long-term debt ($2,187,000), as well as the $55,755,000 repayment of the Credit Facility were met through funds generated from net payments received from the U.K. subsidiaries ($67,069,000) (as discussed further in "Refinancing"), borrowings under the acquisition loan ($5,632,000) and proceeds from notes payable ($2,012,000).

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

         During the year ended September 30, 1998, the Company received $22,241,000 from investing activities as follows: $32,328,000 received from the sale of substantially all of the assets of HMI to Counsel Corporation (the "HMI Asset Sale") partly offset by $11,122,000 paid to complete the merger with HMI as well as for fees and expenses incurred in connection with the merger and to satisfy existing HMI obligations which were retained by the Company; $6,029,000 received from asset sales net of utilization of $3,346,000 for capital expenditures and $1,648,000 for acquisitions and purchases of other intangibles. Funds generated by investing activities along with net proceeds of $6,492,000 from the exercise of the Company's warrants were used to reduce the Company's borrowings under the Credit Facility by $29,100,000 and to fund operating activities.

         The Company believes it has adequate capital resources to conduct its operations for the next twelve months. On December 20, 1999, the Company's U.K. subsidiaries completed a $125,700,000 refinancing which repaid the Company's existing senior indebtedness of $55,755,000 and provided funds for additional acquisitions in the U.K., subject to the terms of the refinancing agreements. See " Business - Strategy" "- and Refinancing."


         ASSETS LIMITED TO USE.

         Represents cash and cash equivalents, advanced under the Refinancing, available for payment of up to fifty percent of the total consideration payable in connection with Permitted Acquisitions (as defined in the Senior Credit Agreement).

         ACCOUNTS RECEIVABLE.

         The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2000 and 1999, $23,029,000 (12.5%) and $30,814,000 (17.9%), respectively, of the Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

         Accounts receivable decreased by $7,785,000 from September 30, 1999 to September 30, 2000 primarily due to additional reserves in the U.S. Mail-Order Operation, the effect the weakening dollar has had on the translation of the U.K. subsidiaries accounts receivable ($2,114,000), improved collections in the Company's U.K. nursing operations and Hi-Tech Operations, and a decline in the Mail-Order Operations revenue base. These decreases were partially offset by the acquisition of Nightingale.

         Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. For the years ended September 30, 2000, 1999 and 1998, the Company's average DSOs were 51, 73 and 72, respectively.

         Amcare and Novacare (UK) Limited (subsidiaries of TW UK), had claims against Health Authorities to recover outstanding sums which they alleged were due in respect of services performed as National Health Service dispensing appliance contractors from their respective licensed premises across England and Wales.

         It is believed that the dispute arose out of a wider national dispute between Health Authorities and many dispensing appliance contractors over the correct interpretation of the statutory-based contractual reimbursement provisions in the context of modern distribution and dispensing practices. Amcare and Novacare (UK) Limited have reached commercial settlements of the various disputes with the Health Authorities. As a result of the settlement discussions with the Health Authorities the Company has recorded a sales credit of $859,000 in the year ended September 30, 2000.

         REFINANCING.

         General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $114,178,000 at September 30, 2000. The new financing consists of a $66,562,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,012,000 in mezzanine indebtedness (the "Mezzanine Loan") and $32,604,000 principal amount of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). Of the $114,178,000 of the net proceeds of the Refinancing, $55,755,000 was used to repay the Company's existing Credit Facility, $11,617,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

         Senior Credit Facility. The Senior Credit Facility consists of a (i) $40,961,000 term loan A, maturing December 17, 2005, (ii) $18,286,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, and (iii) $7,315,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of November 1, 2000, TW UK had outstanding borrowings of $45,120,000 under the Senior Credit Facility. As of November 1, 2000, borrowings under the Senior Credit Facility bore interest at a rate of 8.10% to 8.85%.

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

         Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of November 1, 2000, borrowings under the Mezzanine Loan bore interest at a rate of 13.1038%.

         Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $120,000. The fair value of the Mezzanine Warrants ($2,319,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

         Senior Subordinated Notes and Warrants. Notes. The Notes consist of $32,604,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK. See "Certain Relationships and Related Transactions - Transactions with Directors and Executive Officers."

         The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of September 30, 2000, $2,403,000 of PIK Notes have been recorded in the Company's Consolidated Balance Sheet. The Notes mature nine years from issuance.

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

         The exercise price of the Warrants shall equal the entire principal amount of the Notes (other than PIK Notes and excluding any accrued unpaid interest) for all Warrants in the aggregate and can be exercised for cash or through the tender of Notes (other than PIK Notes) to TW UK, whereby TW UK shall issue to the Investors the appropriate number of Warrant Shares and pay to the Investors in cash an amount equal to the principal amount of the PIK Notes and all accrued unpaid interest on the Notes and the PIK Notes. In the event that any warrants are exercised by tendering cash, the UK Parent shall have the right, at its option (which it intends to exercise), to redeem the aggregate principal amount of Notes equal to the number of warrants so exercised multiplied by the warrant exercise price.

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

         Following an initial public offering and upon exchange of the Warrants the Investors shall be entitled to two demand rights and unlimited piggyback registrations with respect to the Warrant Shares. The Warrant Shares shall be listed for trading on any securities exchange on which the ordinary shares of TW UK are listed for trading.

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

      ACQUISITION OF NIGHTINGALE.

         On April 6, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale, a London based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362,000, plus an additional sum of up to approximately $5,600,000 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for certain periods ending in 2000 and 2001.

         Approximately $13,691,000 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671,000 of consideration being paid in 1,050,000 shares of 5 pence par value class A1 common shares of TW UK.

         U.S. MAIL-ORDER OPERATIONS SALE

         In September 2000, the Company approved a plan to exit its U.S. Mail-Order Operations and on September 18, 2000, entered into an agreement to sell certain assets of this division located in Jacksonville, Florida. Under the terms of the transaction, the Company will receive $2,000,000 plus $556,000 representing the book value of saleable on-hand inventory at September 29, 2000. The Company has recognized a pre-tax charge for impairment of long-lived assets of $12,346,000, principally reflecting the write-down of intangible assets to their fair value. Based on the estimated net proceeds from the sale, which closed on October 3, 2000, the fair values of the assets to be sold are recorded as assets held for sale in the Company's Consolidated Balance Sheet at September 30, 2000.

         In addition to the sale of certain assets, the Company has entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer will manage the collection of the pre-closing trade receivables through March 31, 2001.

         The Company recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting the business and closing its U.S. Mail-Order Operations. The restructuring charge includes $128 for the write-off of unrecoverable leasehold improvements, $680,000 to satisfy existing lease obligations and $480,000 for severance and employee related costs. The employee costs represent termination benefits for all 97 employees of the U.S. Mail Order Operations. As of September 30, 2000, no amounts related to the lease obligations or employee related costs have been paid.

         AMCARE SALE.

         On November 22, 2000, the Company sold Amcare, for approximately $14,200,000 in cash. The Company has recorded a charge for impairment of long-lived assets of $2,727,000 in the accompanying Consolidated Statement of Operations, for the year ended September 30, 2000, to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value. In addition, the Company has recorded a tax charge of approximately $1,654,000 to reflect the tax effect of the transaction.

         TNI SALE.

         On July 15, 1998, the Company sold substantially all of the assets of its domestic home nursing subsidiary for $5,300,000 which was paid in cash at closing. Subject to the terms of the agreement, $300,000 of such amount was placed into escrow for a period of one year following the closing to secure TNI's obligations under the agreement. Proceeds from the sale were used to reduce borrowings under the former Credit Facility ($4,100,000) and to satisfy transaction costs and liabilities that were retained by the Company.

         ACQUISITION OF HMI/SALE TO COUNSEL.

         On October 1, 1997, the Company, through a wholly-owned subsidiary, completed the merger with HMI. Under the terms of a merger agreement, HMI stockholders received $.30 in cash for each outstanding share of HMI common stock not already owned by the Company. Concurrently with the closing of the merger, the Company completed the HMI Asset Sale to Counsel for $40,000,000 at which time substantially all of the businesses and operations of HMI were sold to Counsel. Of the $40,000,000 proceeds, $30,000,000 was received in cash with $7,500,000 to be paid to the Company as HMI's accounts receivable, existing at date of sale, were collected, with the remaining $2,500,000 held in escrow for post-closing adjustments. As of September 30, 1999 an aggregate (including interest earned on such escrow funds) of $37,648,000 was received (including the $7,500,000 escrow that was held for accounts receivable collection) of which, $25,000,000 was used to reduce the senior secured debt owed by the Company under the former Credit Facility, $2,800,000 was used to complete the merger and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500,000 escrow was fully utilized for post-closing adjustments.

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

         As of November 1, 2000, costs incurred for all efforts of the Company's Year 2000 action plan amounted to $245,000 and have not been material to the Company. These costs have been expensed as incurred and have been funded by operating cash flows. Based upon the best estimate by the Company's management, the Company does not expect any additional costs associated with the Company's Year 2000 action plan. If additional costs are incurred they will also be expensed as incurred and be funded by operating cash flow.

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

         IMPACT OF RECENT ACCOUNTING STANDARDS

         The Company is currently evaluating the future impact that Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," issued in December 1999 by the Securities and Exchange Commission may have on the Company's consolidated financial statements in the future. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal year ended September 30, 2001.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Company hedged the interest rate in connection with a component of its Refinancing (see Interest Rate Risk below). As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amended the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001 and is in the process of evaluating its impact on the consolidated financial statements.

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


         INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents and the U.K. subsidiaries' December 20, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. The Company's cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. The Company is subject to fluctuating interest rates that may impact its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of its floating rate debt in a contract which expires June 30, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

December 31, 2000         $38,633,000
June 30, 2001             $36,982,000
December 31, 2001         $35,331,000
June 30, 2002             $32,855,000
December 31, 2002         $30,378,000


         As of September 30, 2000, the Company's Notes ($32,604,000) and PIK Notes ($2,403,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at September 30, 2000.

                     EXPECTED      WEIGHTED AVERAGE
FISCAL               MATURITY            RATE
------           -------------       ----------------
2001             $   3,806,000       LIBOR +1.62%
2002                 5,120,000       LIBOR +2%
2003                 6,144,000       LIBOR +2%
2004                 8,192,000       LIBOR +2%
2005                10,240,000       LIBOR +2%
Thereafter          24,974,000       LIBOR +4.75%
                --------------
                   $58,476,000       LIBOR +3.15%
                ==============

         The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $94,392,000 at September 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and required financial statements schedule of the Company are located beginning on page F-i of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective May 12, 2000, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent accountant. The reports of PricewaterhouseCoopers LLP on the consolidated financial statements for the fiscal years ended September 30, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and through May 12, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

         The decision to change accountants was approved by both the Company's Audit Committee and its Board of Directors.

         On May 12, 2000, the Company engaged Ernst & Young LLP as its new independent accountant. During the fiscal years ended September 30, 1999, 1998 and during the subsequent period ended May 12, 2000, neither the Company nor anyone on its behalf consulted Ernst & Young LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or
(ii) the type of audit opinion that might be rendered by Ernst & Young LLP on the Company's financial statements.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the Company's directors and officers:


NAME                                            AGE         POSITIONS WITH THE COMPANY
----                                            ---          -------------------------
Timothy M. Aitken..............................  56          Chairman of the Board and Chief
                                                               Executive Officer
Sarah L. Eames.................................  42          President
John B. Wynne..................................  39          Vice President and Chief Financial
                                                               Officer
Leslie J. Levinson.............................  45          Secretary
Lewis S. Ranieri...............................  53          Director
Scott A. Shay..................................  43          Director
Jeffrey S. Peris...............................  54          Director
G. Richard Green...............................  61          Director

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

         John B. Wynne joined the Company in June 2000 as Vice President of Finance and has served as Vice President and Chief Financial Officer since August 2000. Prior to joining the Company, Mr. Wynne was Chief Financial Officer of Wassall, USA, Inc., a private equity concern where he was employed from August 1996. From 1983 until 1996, Mr. Wynne was employed by Coopers & Lybrand LLP.

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

         AUDIT COMMITTEE.

         The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's consolidated financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management and integrity of the Company's financial statements; (iii) considerin the adequacy of the internal accounting and control procedures of the Company and compliance with legal and regulatory requirements; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Shay, Green and Peris constitute the Audit Committee.

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

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal other than John B. Wynne, who inadvertently did not file his Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the fiscal years ended September 30, 2000, 1999 and 1998.
                           SUMMARY COMPENSATION TABLE

                                                                                      LONG -TERM
                                                                                  COMPENSATION AWARDS
                                                               ANNUAL          --------------------------
                                                            COMPENSATION       RESTRICTED      SECURITIES
         NAME AND                    FISCAL              ------------------      STOCK         UNDERLYING     ALL OTHER
    PRINCIPAL POSITION                YEAR               SALARY       BONUS      AWARDS          OPTIONS    COMPENSATION
    ------------------               ------              ------       -----     ----------     -----------  -------------
Timothy M. Aitken.............        2000              $250,000     $140,000   $     --              --       $72,090(5)
  Chairman of the Board               1999               250,000      100,000                         --        39,228(5)
  and Chief Executive                 1998               234,423           --                    150,000        52,742(5)
  Officer

Sarah L. Eames(1)..............       2000              $256,154     $160,000   $     --              --       $ 7,150(5)
  President                           1999               240,000      100,000         --              --         5,200(5)
                                      1998               187,404           --         --         100,000            --

Wayne A. Palladino(2)..........       2000              $275,191(4)  $150,000   $     --              --       $  6,825(5)
  Senior Vice President and           1999               225,000      100,000                         --         91,866(6)
   Chief Financial Officer            1998               181,731           --         --         100,000             --

Gregory E. Marsella(3).........       2000              $     --     $     --   $     --              --       $     --
  Vice President, General             1999               120,192           --         --              --           4,500(5)
  Counsel and Secretary........       1998               121,154           --         --              --              --

-------------------

(1) Ms. Eames became Executive Vice President, Business Development and Marketing of the Company in June 1997 and President of the Company in May 1998.

(2) Mr. Palladino resigned August 11, 2000 as Senior Vice President and Chief Financial Officer.

(3) Mr. Marsella became Vice President, General Counsel and Secretary of the Company in July 1997 and resigned September 3, 1999.

(4) Includes $71,827 payout of vacation time accrued. Reflects reimbursement for certain travel expenses.

(5) Reflects forgiveness of a loan and reimbursement of certain travel expenses.

                    AGGREGATE OPTION EXERCISES IN FISCAL 2000
                    AND 2000 FISCAL YEAR - END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING            VALUE OF UNEXERCISED
                               SHARES                      UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                              ACQUIRED        VALUE         AT FISCAL YEAR-END        AT FISCAL YEAR-END(1)
           NAME              ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
           ----              -----------     --------   -------------------------   -------------------------
Timothy M. Aitken..........       -             -         650,000   /        0                 $0  /   $0
Sarah L. Eames.............       -             -         160,000   /        0                  0  /    0
John B. Wynne..............       -             -           -       /   50,000                  0  /    0

---------------------
(1) Calculated on the basis of $1.38 per share, the closing sale price of the Common Stock as reported on Amex on September 30, 2000, minus the exercise price.

         COMPENSATION OF DIRECTORS

         See "Directors and Executive Officers of the Registrant" with respect to compensation of non-employee directors.

         EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In January 1997, the Company entered into an employment agreement with Mr. Aitken, which expired in January 1998. The agreement renews for one-year terms every January absent notice of non-renewal from either party. Effective October 1, 2000, this agreement provides for a base salary of $350,000. The agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of the Company (as defined therein), Mr. Aitken will be entitled to receive a cash payment of up to 2.9 times his average annual base salary during the preceding five years.

         In connection with Ms. Eames' employment with the Company, the Company has agreed that if Ms. Eames' employment is terminated (other than for cause) she will be entitled to one year's salary plus relocation expenses to California. Effective October 1, 2000, Ms. Eames' agreement provides for a base salary of $325,000.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Ranieri and Shay. Messrs. Ranieri and Shay among others, control the general partner of HPII and Hyperion TW Fund L.P. (the "Fund"), each of which are principal shareholders of the Company, which principal shareholders engaged in certain transactions with the Company described under Item 13 of this Report under the heading "Certain Relationships and Related Transactions - Transactions with Principal Shareholders." See also "Directors and Officers of the Registrant
- Board Committees."

         STOCK OPTION PLANS

         1992 STOCK OPTION PLAN.

         In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors. Beginning in fiscal 1999 and ending in July 2002, the number of shares available for issuance under the Option Plan, as amended, increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year. As of November 1, 2000, the number of shares of Common Stock available for issuance thereunder is 3,526,383 shares.

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

         On June 22, 2000, the Company granted options to purchase 50,000 shares of Common Stock at $1.81 per share under the Option Plan to Mr. Wynne.

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

         STOCK INCENTIVE PLAN

         In January, 2000, TW UK adopted a management incentive plan (the "UK Plan"). Under the UK Plan, a new class of redeemable shares (having a nominal value of 0.01p) in the capital of TW UK was created (the "Redeemable Shares"), which are redeemable in the manner described below. Pursuant to the UK Plan 9,800,000 Redeemable Shares are reserved for issuance. Under the UK Plan the Redeemable shares may be issued at their nominal value and with an option price set by the board of directors of TW UK (the "Initial Value"). On March 7, 2000, TW UK issued 3,500,000, 1,800,000 and 4,200,000 Redeemable Shares, with an Initial Value of 105p per share, to Mr. Aitken, Ms. Eames and various employees and members of management of TW UK and its subsidiaries, respectively. On July 10, 2000, 120,000 additional Redeemable Shares were issued to a member of management of TW UK and its subsidiaries with an Initial Value of 125p per share. The redemption rights attached to the Redeemable Shares are exercisable at any time during the period commencing on the date of a qualified public offering in the UK and ending 10 years from the date of issuance. The net effect of the exercise of redemption rights is that the holder acquires ordinary shares of TW UK at a price per ordinary share equal to the Initial Value. The Redeemable Shares do not carry any dividend or income rights and do not carry any right to vote at general meetings of TW UK. All terms associated with the shares are fixed and the market value of an ordinary share of TW UK was less than the Initial Values of 105p and 125p therefore no compensation expense has been recognized.

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

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of November 27, 2000, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all executive officers and directors of the Company as a group (7 persons).

                                                                 NUMBER OF SHARES               PERCENTAGE
NAME                                                            BENEFICIALLY OWNED          BENEFICIALLY OWNED
----                                                            ------------------          ------------------
Timothy M. Aitken(1)......................................             670,000                    3.7%
Sarah L. Eames(2).........................................             164,000                     *
Wayne A. Palladino(3).....................................                  --                     --
John B. Wynne(4)..........................................                  --                     --
Lewis S. Ranieri(5).......................................          13,913,721                   67.7%
Scott A. Shay(5)..........................................          13,913,721                   67.7%
Jeffrey S. Peris(6).......................................               5,334                     *
G. Richard Green(6)......................................                6,334                     *
Hyperion Partners II L.P.(7)..............................          13,913,721                   67.7%
Hyperion TW Fund L.P.(8)..................................          13,913,721                   67.7%
All executive officers and directors as
   a group (7 persons)(9).................................          14,759,389                   69.1%

------------------------------------

*    Less than one percent.

(1) Includes 650,000 shares subject to options exercisable within 60 days from November 27, 2000.

(2) Includes 160,000 shares subject to options exercisable within 60 days from November 27, 2000.

(3) Mr. Palladino resigned as Senior Vice President and Chief Financial Officer effective August 11, 2000.

(4) Mr. Wynne joined the Company effective June 22, 2000 as Vice President of Finance and effective August 11, 2000 became Vice President and Chief Financial Officer.

(5) Includes 6,765,265 shares of Common Stock and 3,000,000 shares of Common Stock underlying the warrants exercisable within 60 days from November 1, 2000 (the "Warrants") acquired pursuant to the HPII Purchase Agreement (as defined herein) which HPII has purchased and 4,148,456 shares of Common Stock which the Fund (each of which are affiliates of Messrs. Ranieri and Shay) has purchased and as to which Messrs. Ranieri and Shay disclaim beneficial ownership. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(6) Includes 3,334 shares subject to options exercisable within 60 days from November 27, 2000.

(7)  Includes 4,148,456 shares of Common Stock which the Fund (an affiliate of
     HPII) has purchased and as to which HPII disclaims beneficial ownership and 3,000,000 shares of Common Stock subject to the Warrants exercisable within 60 days from November 1, 2000. The address of HPII is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(8) Includes 6,765,265 shares of Common Stock and 3,000,000 shares subject to the Warrants exercisable within 60 days from November 1, 2000 which HPII (an affiliate of the Fund) has purchased and as to which the Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(9) Includes all shares held by Messrs. Aitken, Wynne, Ranieri, Shay, Peris, Green and Ms. Eames, and those shares subject to options and Warrants held by such individuals exercisable within 60 days from November 27, 2000.

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

         The HPII Purchase Agreement also provides that for a period of five (5) years commencing on May 30, 1996, all shares of Common Stock held by HPII will be voted by HPII on any matter submitted to the shareholders in the same proportion as the votes cast by the other holders of Common Stock. Notwithstanding the foregoing, HPII retains its right to vote its shares of Common Stock in any manner it chooses with respect to the following specified matters: (i) the election to the Board of Directors of HPII's designees; (ii) amendments to the Company's By-Laws or Certificate of Incorporation; (iii) mergers and the sale, lease or exchange of the Company's assets; (iv) the authorization or issuance of Company securities; (v) a reclassification of securities or reorganization of the Company; (vi) the liquidation or dissolution of the Company; and (vii) any affiliated party transaction. The HPII Purchase Agreement provides that the requirement that HPII votes its shares in proportion with all other shareholders shall terminate in the event that the aggregate number of shares of Common Stock owned by certain former officers of the Company shall be less than 415,000 shares or on the date when any person or group unaffiliated with HPII becomes the beneficial owner of 25% or more of the then-outstanding shares of the Company's capital stock.

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

         TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         In connection with the Refinancing, Mr. Aitken (the Company's Chairman and Chief Executive Officer), Ms. Eames (the Company's President), Mr. Palladino (the Company's former Chief Financial Officer), Mr. Green (a director of the Company) and certain other directors and officers of TW UK and its subsidiaries co-invested, alongside the other Investors, $800,000, $100,000, $25,000 and $1,100,000, respectively, in senior subordinated notes and also received warrants exercisable into approximately 2% in the aggregate of the fully diluted ordinary shares of TW UK. The terms of the senior subordinated notes and warrants acquired by the foregoing persons are identical to the senior subordinated notes and warrants acquired by the other Investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Certain officers of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation - Stock Option Plans."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)(1) Index to Consolidated Financial StatementsPage

                Report of Independent Auditors                                                                         F-1

                Report of Independent Accountants                                                                      F-2

                Consolidated Balance Sheets - September 30, 2000 and 1999                                              F-3

                Consolidated Statements of Operations - For the Years Ended September 30, 2000, 1999 and 1998          F-4

                Consolidated Statements of Changes in Stockholders' Equity -
                For the Years Ended September 30, 2000, 1999 and 1998                                                  F-5

                Consolidated Statements of Cash Flows - For the Years Ended September 30, 2000, 1999 and 1998          F-6

                Notes to Consolidated Financial Statements                                                             F-8

                Selected Quarterly Financial Data (Unaudited)                                                          F-37

         (a)(2) Index to Consolidated Financial Statements Schedule

                Schedule II - Valuation and Qualifying Accounts                                                        S-1


         Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

         (b) Reports on Form 8-K

         The Company filed on August 11, 2000 a current report on Form 8-K dated August 11, 2000 concerning an Item 5 event.

         The Company filed on September 22, 2000 a current report on Form 8-K dated September 18, 2000 concerning an item 5 event.

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

Exhibit
Number                               Title
------                               -----
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

Exhibit
Number                               Title
------                               -----

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

Exhibit
Number                               Title
------                               -----
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

Exhibit
Number                               Title
------                               -----

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

Exhibit
Number                               Title
------                               -----

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

10.65 Voting Trust Agreement dated December 17, 1999 by and among UK Parent, TW UK, the Company, Triumph and the Trustee.

10.66 Securities Purchase Agreement of UK Parent and TW UK , dated December 17, 1999.

10.67 Senior Credit Agreement among UK Parent, TW UK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and Security Agent and Others, dated as of December 17, 1999.

10.68 Mezzanine Agreement among UK Parent, TW UK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others, dated as of December 17, 1999.

10.69 Warrant Instrument to subscribe for Shares in TW UK in favor of the mezzanine lenders, dated as of December 17, 1999.

10.70 Share Sale and Purchase Agreement of Nightingale Nursing Bureau Limited dated as of April 6, 2000 between Transworld Healthcare (UK) Limited and W-A Thompson, D.T. Thompon and others (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 20, 2000).

10.71 Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 18, 2000).

10.72 Asset Purchase Agreement dated as of September 18, 2000 between MK Diabetic Support Services, Inc., Respiflow, Inc. and Transworld Ostomy, Inc. and Express-Med, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 11, 2000).

10.73* Sale and Purchase Agreement of entire share capital of Amcare Limited together with its subsidiary Novacare UK Limited dated November 22, 2000 between Omnicare Limited and Bristol-Myers Squibb Holdings Limited.

11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

21.1*     Subsidiaries of the Company.

27*       Financial Data Schedule.

---------------------
*Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANSWORLD HEALTHCARE, INC.


                                   By: /s/ Timothy M. Aitken
                                      ----------------------------------
                                      Timothy M. Aitken
                                      Chairman of the Board and
                                      Chief Executive Officer

Date:  December 12, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                 Title                              Date
          ---------                                 -----                              -----
/s/ Timothy M. Aitken                    Chairman of the Board and Chief           December 12, 2000
-------------------------------          Executive Office (Principal Executive
     Timothy M. Aitken                   Chief Executive Officer

/s/ John B. Wynne                        Vice President and Chief Financial        December 12, 2000
-------------------------------          Officer (Principal and Accounting
     John B. Wynne                       Officer)


/s/ Lewis S. Ranieri                     Director                                  December 12, 2000
-------------------------------
     Lewis S. Ranieri


/s/ Scott A. Shay                        Director                                  December 12, 2000
-------------------------------
     Scott A. Shay

/s/ Jeffrey S. Peris                     Director                                  December 12, 2000
-------------------------------
     Jeffrey S. Peris


/s/ G. Richard Green                     Director                                  December 12, 2000
-------------------------------
     G. Richard Green


TRANSWORLD HEALTHCARE, INC.


Index to Consolidated Financial Statements                                  Page
------------------------------------------                                  ----


Report of Independent Auditors                                              F-1

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets - September 30, 2000
  and 1999                                                                  F-3

Consolidated Statements of Operations - for the
  years ended September 30, 2000, 1999 and 1998                             F-4

Consolidated Statements of Changes in
  Stockholders' Equity - for the years ended
  September 30, 2000, 1999 and 1998                                         F-5

Consolidated Statements of Cash Flows - for the
  years ended September 30, 2000, 1999 and 1998                             F-6

Notes to Consolidated Financial Statements                                  F-8

Selected Quarterly Financial Data (Unaudited)                               F-37



Index to Consolidated Financial Statements Schedule
---------------------------------------------------


Schedule II - Valuation and Qualifying Accounts                             S-1

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Transworld Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Transworld Healthcare, Inc. as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended September 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transworld Healthcare, Inc. at September 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                Ernst & Young LLP


New York, New York
November 27, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Transworld Healthcare, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F-i present fairly, in all material respects, the financial position of Transworld Healthcare, Inc. and its subsidiaries (the "Company") at September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for the years ended September 30, 1999 and 1998, listed in the accompanying index on page F-i present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP




New York, New York
January 5, 2000

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                            2000                     1999
                                                                     -------------------     -------------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                $  7,867               $  5,158
  Accounts receivable, less allowance for doubtful
    accounts of $21,219 and $19,870, respectively                            23,029                 30,814
  Inventories                                                                 1,871                  2,929
  Deferred income taxes                                                      12,287                  6,930
  Assets held for sale                                                        2,317
  Prepaid expenses and other assets                                           5,952                  4,735
                                                                           --------               --------

         Total current assets                                                53,323                 50,566

Property and equipment, net                                                   7,674                  9,929
Assets limited to use                                                        17,230
Intangible assets, net                                                       90,786                103,248
Deferred income taxes                                                        10,256                  6,173
Other assets                                                                  4,477                  2,205
                                                                           --------               --------

         Total assets                                                      $183,746               $172,121
                                                                           ========               ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                        $  3,806               $  1,364
  Accounts payable                                                            4,101                  5,058
  Accrued expenses                                                           15,789                 14,899
  Taxes payable                                                               3,987                  3,240
                                                                           --------               --------

         Total current liabilities                                           27,683                 24,561

Long-term debt                                                               54,670                 54,391
Notes payable                                                                35,007
Deferred income taxes and other                                               1,763                  1,895
Minority interest                                                             1,592
                                                                           --------               --------

         Total liabilities                                                  120,715                 80,847
                                                                           --------               --------

Commitments and contingencies (Note 13)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding
    17,551 and 17,551 shares, respectively                                      176                    176
  Additional paid-in capital                                                128,070                125,526
  Accumulated other comprehensive loss                                       (6,248)                  (405)
  Retained deficit                                                          (58,967)               (34,023)
                                                                           --------               --------

         Total stockholders' equity                                          63,031                 91,274
                                                                           --------               --------
         Total liabilities and stockholders' equity                        $183,746               $172,121
                                                                           ========               ========



See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED            YEAR ENDED           YEAR ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                                                               2000                  1999                 1998
                                                                         ---------------       ---------------      --------------
Revenues:
    Net patient services                                                     $  80,210            $  80,169            $  68,887
    Net respiratory, medical equipment and supplies sales                       43,619               65,277               76,185
    Net infusion services                                                       11,579                9,282               10,237
                                                                             ---------            ---------            ---------

          Total revenues                                                       135,408              154,728              155,309
                                                                             ---------            ---------            ---------

Cost of revenues:
    Patient services                                                            55,370               54,620               47,779
    Respiratory, medical equipment and supplies sales                           26,024               37,650               41,898
    Infusion services                                                            8,387                7,140                7,515
                                                                             ---------            ---------            ---------

          Total cost of revenues                                                89,781               99,410               97,192
                                                                             ---------            ---------            ---------

          Gross profit                                                          45,627               55,318               58,117

Selling, general and administrative expenses                                    49,041               57,946               51,980
Gain on sale of assets (Note 3)                                                                                           (2,511)
Impairment of long-lived assets (Notes 3 and 16)                                15,073
Restructuring charge (Note 3)                                                    1,288
Legal Settlements, net (Note 13)                                                 5,082
                                                                             ---------            ---------            ---------

          Operating (loss) income                                              (24,857)              (2,628)               8,648

Interest income                                                                 (1,443)                (227)                (635)
Interest expense                                                                 9,382                5,445                6,286
                                                                             ---------            ---------            ---------

          (Loss) income before income taxes, equity income,
              minority interest and extraordinary loss                         (32,796)              (7,846)               2,997

(Benefit) provision for income taxes                                            (7,348)                (500)               1,844
Equity in income of and interest income earned
   from U.K. subsidiaries (Note 2)                                               1,193
                                                                             ---------            ---------            ---------

          (Loss) income before minority interest and extraordinary loss        (24,255)              (7,346)               1,153

Minority interest                                                                  (70)
                                                                             ---------            ---------            ---------

          (Loss) income before extraordinary loss                              (24,185)              (7,346)               1,153

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                            759
                                                                             ---------            ---------            ---------

          Net (loss) income                                                  $ (24,944)           $  (7,346)           $   1,153
                                                                             =========            =========            =========


Basic and diluted loss per share of common
    stock before extraordinary loss                                          $   (1.38)           $   (0.42)           $    0.07
                                                                             =========            =========            =========

Basic and diluted net loss per share of
    common stock                                                             $   (1.42)           $   (0.42)           $    0.07
                                                                             =========            =========            =========

Weighted average number of common shares outstanding:
          Basic                                                                 17,551               17,547               17,327
                                                                             =========            =========            =========
          Diluted                                                               17,551               17,547               17,488
                                                                             =========            =========            =========



See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                                                       ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL        OTHER         RETAINED
                                              --------------------       PAID-IN      COMPREHENSIVE    (DEFICIT)
                                               SHARES      AMOUNT        CAPITAL      (LOSS) INCOME     EARNINGS       TOTAL
                                              --------    --------     ------------   -------------    ----------     -------
Balance, September 30, 1997                    15,300       $153        $111,774        $(2,192)        $(27,830)    $ 81,905

Net income                                                                                                 1,153        1,153

Translation adjustment                                                                    5,138                         5,138

Issuance of common stock for:
     HMI Receivables transaction (Note 7)       1,159         12           6,944                                        6,956

     Exercise of stock options and
           warrants                             1,090         11           6,483                                        6,494

Cancellation of common stock from:
     Repayment of related party
           notes receivable                       (13)        (1)            (80)                                         (81)


Issuance of options for services rendered                                    340                                          340
                                               ------       ----        --------        -------         --------     --------

Balance, September 30, 1998                    17,536        175         125,461          2,946          (26,677)     101,905

Net loss                                                                                                  (7,346)      (7,346)

Translation adjustment                                                                   (3,351)                       (3,351)

Issuance of common stock for:
     Exercise of stock options                     15          1              65                                           66
                                               ------       ----        --------        -------         --------     --------

Balance, September 30, 1999                    17,551        176         125,526           (405)         (34,023)      91,274

Net loss                                                                                                 (24,944)     (24,944)

Translation adjustment                                                                   (5,843)                       (5,843)

Issuance of detachable warrants to
     purchase common stock                                                 2,544                                        2,544
                                               ------       ----        --------        -------         --------     --------

Balance, September 30, 2000                    17,551       $176        $128,070        $(6,248)        $(58,967)    $ 63,031
                                               ======       ====        ========        =======         ========     ========




See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                              SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   2000              1999              1998
                                                                              -------------      -------------     -------------
Cash flows from operating activities:
    Net (loss) income                                                            $(24,944)         $ (7,346)         $  1,153
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                           2,119             2,312             1,981
            Amortization of goodwill                                                3,145             3,168             2,841
            Amortization of other intangible assets                                   156               291               306
            Amortization of debt issuance costs                                     1,182             1,086             1,151
            Provision for doubtful accounts                                         9,026            12,272             8,318
            Gain on sale of assets                                                                                     (2,511)
            Impairment of long-lived assets                                        15,073
            Restructuring charge                                                    1,288
            Interest in kind                                                        2,975
            Minority interest                                                         (70)
            Equity in income of U.K. subsidiaries                                    (411)
            Extraordinary loss on early extingusishment of debt                     1,167
            Deferred income taxes                                                  (9,529)           (2,684)             (988)
    Changes in assets and liabilities, excluding
        the effect of businesses acquired and sold:
            Increase in accounts receivable                                        (2,967)          (11,173)           (7,372)
            Decrease (increase) in inventories                                        829             1,208              (897)
            Increase in prepaid expenses and other assets                            (424)             (491)             (246)
            Increase (decrease) in accounts payable                                (1,865)            2,359            (5,270)
            Increase in accrued expenses and other liabilities                      2,621             2,256             1,396
                                                                                 --------          --------          --------

                Net cash (used in) provided by operating activities                  (629)            3,258              (138)
                                                                                 --------          --------          --------

Cash flows from investing activities:
    Capital expenditures                                                           (1,207)           (2,642)           (3,346)
    Proceeds from sale of property and equipment                                      184                90                60
    Notes receivable from U.K. subsidiaries - payments received                    58,983
    Advances to U.K. subsidiaries                                                    (304)
    Repayment of advances to U.K. subsidiaries                                      8,390
    Payments for acquisitions - net of cash acquired                              (13,687)           (3,694)             (846)
    Notes receivable - payments received                                                                 58
    Proceeds limited to future acquisitions                                       (18,395)
    Proceeds from sale of Radamerica, net of cash
        overdraft when sold                                                                                             1,204
    Proceeds from sale of TNI's assets                                                                                  4,765
    Proceeds from sale of HMI's assets                                                                                 32,328
    Advances to and investment in HMI                                                                                 (11,122)
    Payments on acquisitions payable                                                                   (130)             (406)
    Purchases of other intangible assets                                                                (16)             (396)
                                                                                 --------          --------          --------

                Net cash provided by (used in) investing activities                33,964            (6,334)           22,241
                                                                                 --------          --------          --------


                                                                     (Continued)

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                   2000             1999             1998
                                                                              -------------     -------------    -------------
Cash flows from financing activities:
    Payments for financing fees and issuance costs                                 (2,849)            (346)             (17)
    Proceeds from notes payable                                                     2,012
    Payments on long-term debt                                                    (55,755)
    Borrowing under revolving loan                                                    781
    Payments on revolving loan                                                     (5,121)          (1,500)         (29,100)
    Borrowing under acquisition loan                                                5,632
    Proceeds from long-term debt                                                                                         55
    Principal payments on long-term debt                                           (2,187)             (73)             (58)
    Stock options and warrants exercised, net,
        including tax benefit                                                                           66            6,492
                                                                                 --------         --------         --------

                Net cash used in financing activities                             (57,487)          (1,853)         (22,628)
                                                                                 --------         --------         --------

Effect of exchange rate on cash                                                    (1,135)            (326)             312
Decrease in cash due to deconsolidation of U.K. subsidiaries                       (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                       30,594
                                                                                 --------         --------         --------

Increase (decrease) increase in cash                                                2,709           (5,255)            (213)

Cash and cash equivalents,
    beginning of period                                                             5,158           10,413           10,626
                                                                                 --------         --------         --------
Cash and cash equivalents,
    end of period                                                                $  7,867         $  5,158         $ 10,413
                                                                                 ========         ========         ========

Supplemental cash flow information:
  Cash paid for interest                                                         $  5,612         $  4,192         $  5,330
                                                                                 ========         ========         ========

  Cash paid (refunded) for income taxes, net                                     $  2,031         $  1,948         $   (506)
                                                                                 ========         ========         ========

Supplemental disclosure of non-cash investing and financing activities:
        Details of business acquired in purchase transactions:
                Fair value of assets acquired                                    $ 18,841         $  3,730         $  1,151
                                                                                 ========         ========         ========

                Liabilities assumed or incurred                                  $  1,470         $     36         $    305
                                                                                 ========         ========         ========

                Cash paid for acquisitions (including
                    related expenses)                                            $ 15,731         $  3,694         $    846
                Cash acquired                                                       2,044
                                                                                 --------         --------         --------

                Net cash paid for acquisitions                                   $ 13,687         $  3,694         $    846
                                                                                 ========         ========         ========

        Issuance of class A1 common shares of TW UK (as defined in Note 3)       $  1,662
                                                                                 ========

       Additional non-cash activities are disclosed in the notes to the consolidated financial statements


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)




1.   BASIS OF PRESENTATION:

     Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy.

     The Company was a provider of specialty mail-order pharmaceuticals and medical supplies. In September 2000, the Company entered into an agreement, which was completed on October 3, 2000, to sell a substantial portion of the assets of its U.S. Specialty Mail-Order Pharmaceuticals and Medical Supplies Operations ("Mail-Order Operations"). See Note 3.

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

     As a result of the provisions of the Voting Trust discussed above, the Company controlled only 50% of the board of directors and the holders of the Notes (the "Investors") had the right to approve or veto the annual budget and financial forecast of results of operations and sources and uses of cash and any material deviation from such approved budget. Since the Company did not control a majority of the board of directors and the Investors held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"). Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     During the second quarter of fiscal 2000, UK Parent and TW UK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the Investors approve the operating budget. These amendments enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

     The table below presents pro forma condensed consolidated statement of operations data as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

     PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

     Fiscal Year Ended September 30, 2000
     Net revenues                                       $ 164,255
     Gross profit                                          54,620
     Operating loss                                       (22,415)
     Interest income                                       (1,503)
     Interest expense                                       9,598
     Benefit for income taxes                              (6,255)
     Net loss                                             (24,944)


     REVENUE RECOGNITION:

     Patient services and infusion and respiratory therapy revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from home medical equipment (including respiratory equipment) are recognized over the period the equipment is rented (typically on a month-to-month basis) and approximated $6,148, $5,844 and $6,711 in fiscal 2000, 1999 and 1998, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are shipped and are recorded at amounts expected to be paid by third-party payors.

     The Company receives a majority of its revenue from third-party insurance companies, the National Health Services (the "NHS") and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2000, 1999 and 1998, 44%, 36% and 30%, respectively of the Company's net revenues were attributable to the NHS and other U.K. governmental payors programs. For the years ended September 30, 2000, 1999 and 1998, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 18%, 23% and 33%, respectively, of the Company's total revenues.

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

     Deferred taxes are recorded primarily for bad debts, Federal and state net operating loss carry forwards, depreciation and amortization of intangibles, which are reported in different periods for Federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     EARNINGS PER SHARE:

     Effective October 1, 1997, the Company adopted the provisions SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to contingently issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. At September 30, 2000, 1999 and 1998, the Company had outstanding stock options and warrants to purchase 3,940, 3,683 and 3,965 shares, respectively of common stock ranging in price from $2.63 to $12.45, $4.31 to $12.45 and $4.38 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. In addition, for the years ended September 30, 2000 and 1999, the Company had an incremental weighted average of 12 and 128 shares, respectively, of stock options and warrants which were not included in the diluted computation as the effect of such inclusion would have been anti-dilutive due to a net loss position.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2000, 1999 and 1998 are as follows:


                                                         YEAR ENDED           Year Ended           Year Ended
                                                        SEPTEMBER 30,       September 30,        September 30,
                                                            2000                 1999                 1998
                                                        -------------       -------------        -------------
     Weighted average number of common
       shares outstanding                                  17,551               17,547               16,663
     Weighted average number of contingently
       issuable shares per agreements                           -                    -                  664
                                                           ------               ------               ------
     Shares used in computation of basic net
       (loss) income per share of common stock
                                                           17,551               17,547               17,327
     Incremental shares after application
       of treasury stock method, of stock
       options and warrants                                     -                    -                  161
                                                           ------               ------               ------
     Shares used in computation of diluted net
       (loss) income per share of common stock
                                                           17,551               17,547               17,488
                                                           ======               ======               ======


     IMPAIRMENT OF LONG-LIVED ASSETS:

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell (See Notes 3 and 16).

     STOCK-BASED COMPENSATION:

     The accompanying consolidated financial statements of the Company have been prepared in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires disclosure including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation (See Note 11).

     COMPREHENSIVE INCOME:

     Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company. The following table displays comprehensive (loss) income for the three years ended September 30:


                                                 YEAR ENDED SEPTEMBER 30,
                                           2000            1999          1998
                                        ---------       ---------      --------
     Net (loss) income                  $(24,944)       $ (7,346)       $1,153
     Change in cumulative
        translation adjustment            (5,843)         (3,351)        5,138
                                        --------        --------        ------
     Comprehensive (loss) income        $(30,787)       $(10,697)       $6,291
                                        ========        ========        ======


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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     ASSETS LIMITED TO USE:

     Represents cash and cash equivalents, advanced under the Refinancing, available for payment of up to fifty percent of the total consideration payable in connection with Permitted Acquisition (as defined in the Senior Credit Agreement).

     INVENTORIES:

     Inventories are valued at the lower of cost (determined using a first-in, first-out method) or market. Inventories, which consist primarily of finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment.

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

     INTANGIBLE ASSETS:

     Intangible assets, consisting principally of goodwill and covenants not-to-compete, are carried at cost, net of accumulated amortization. All goodwill is enterprise goodwill and is amortized on a straight-line basis over its estimated useful life. Other intangible assets (primarily covenants not-to- compete) are amortized on a straight-line basis over the contractual period (three to fifteen years).

     The Company's amortization periods for goodwill range from ten to forty years based on the likely period of time over which the related economic benefit will be realized. The Company believes that the estimated goodwill life is reasonable given the continuing movement of patient care to non-institutional settings, increasing demand due to demographic trends, the emphasis of the Company on establishing significant coverage in its local and regional markets, the consistent practice with other alternate site health care companies and other factors (See Notes 3 and 16).

     At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future cash flows, the

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     excess carrying amount of goodwill is written off. Factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors (See Notes 3 and 16).

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 2000, other assets included $4,349 of deferred financing costs associated with the Refinancing (see Note 6) net of accumulated amortization of $746. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations. At September 30, 1999, other assets included $1,357 of deferred financing costs associated with the Credit Facility (see Note 6), net of accumulated amortization of $3,242.

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

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. Accounts receivable at September 30, 2000 is comprised of amounts due from the NHS and other U.K. governmental payors (46.0%), Medicare (9.2%) and Medicaid (4.3%) and various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance). At September 30, 1999, 40.3%, 10.9% and 3.8% of accounts receivable was due from the NHS and other U.K. governmental payors, Medicare and Medicaid, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     short-term maturity of those instruments. The estimated fair value of the Company's borrowing under the Refinancing was $94,392 compared to $93,483 total debt outstanding at September 30, 2000. At September 30, 1999, the Credit Facility approximated the carrying value due to interest rates which fluctuate with market rates.

     IMPACT OF RECENT ACCOUNTING STANDARDS:

     The Company is currently evaluating the future impact that Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," issued in December 1999 by the Securities and Exchange Commission may have on the Company's consolidated financial statements in the future. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal year ended September 30, 2001.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amended the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001 and is in the process of evaluating its impact on the consolidated financial statements.

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

3.   BUSINESS COMBINATIONS AND DISPOSALS:

     COMBINATIONS:

     Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional sum of up to approximately $5,600 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for certain periods

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     ending in 2000 and 2001. Approximately $13,691 of the purchase price for the acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671 of consideration being paid in 1,050 shares of 5 pence par value class A1 common shares of TW UK. Accordingly, the Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000.

     The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned values of approximately $3,435 and $2,029, respectively, with the remaining portion of $13,956 attributable to goodwill. The goodwill is being amortized on a straight-line basis over twenty years.

     The pro forma results of operations and related per share information for Nightingale have not been presented as amounts are considered immaterial.

     DISPOSITIONS:

     SPECIALTY PHARMACY

     Impairment of Long-Lived Assets

     In September 2000, the Company approved a plan to exit its U.S. Mail-Order Operations and on September 18, 2000, entered into an agreement to sell certain assets of this segment located in Jacksonville, Florida. Under the terms of the transaction, the Company will receive $2,000 plus an additional $556 representing the book value of on-hand saleable inventory at September 29, 2000. The Company has recognized a pre-tax charge for impairment of long-lived assets of $12,346 principally reflecting the write-down of intangible assets to their fair value. Based on the estimated net proceeds from the sale, which closed on October 3, 2000, the fair values of the assets to be sold are recorded as assets held for sale in the accompanying Consolidated Balance Sheet at September 30, 2000.

     In addition to the sale of certain assets, the Company has entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer will manage the collection of the pre-closing trade receivables through March 31, 2001.

     Restructuring Charge

     The Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order Operations. The restructuring charge includes

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     $128 for the write-off of unrecoverable leasehold improvements, $680 to satisfy existing lease obligations and $480 for severance and employee related costs. The employee costs represent termination benefits for all 97 employees of the U.S. Mail-Order Operations. As of September 30, 2000, no amounts related to the lease obligations or employee related costs have been paid.

     TNI

     Effective July 12, 1998, the Company sold substantially all of the assets of Transworld Home HealthCare - Nursing Division, Inc. ("TNI") for $5,300, which was paid in cash at closing with $300 of such amount placed into escrow and released one year following the closing (the "TNI Sale").

     Results for TNI through July 12, 1998 have been included in the Company's results for the year ended September 30, 1998. The Company recognized a pre-tax gain on the TNI Sale of approximately $2,511.

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

     As a result of the Asset Sale Agreement, the Company recorded an impairment charge of $1,841 for its investment in HMI at July 31, 1997. The carrying amount of the investment was adjusted for costs and obligations to sell HMI (including contractually obligated costs to be incurred) compared with the gross proceeds on the Asset Sale. Such adjustments included the cost to purchase the remaining 51% of HMI ($2,800), transaction costs (principally legal expenses) associated with the sale to Counsel ($1,000), purchase price adjustments (primarily working capital adjustments) ($4,470), the acquisition of the HMI Receivables (as defined and described in Note 7) from Hyperion Partners II L.P. ("HPII") ($6,956) and the retained liabilities of HMI ($10,774). These retained liabilities consisted principally of legal expenses and settlement costs associated with the shareholder and class action litigation, settlement of accounts payable, severance and employee related costs and lease termination costs.

     On October 1, 1997, the Company, through a wholly-owned subsidiary, purchased the remaining 51% of the outstanding shares of HMI's common stock for $.30 per common share. Concurrently, the Company completed the Asset Sale to Counsel for $40,000. Of the $40,000 proceeds, $30,000 was received in cash with $7,500 being paid to the Company as HMI's accounts receivable, existing at date of sale, were collected, with the remaining $2,500 held in escrow for post-closing adjustments. As of September 30, 2000 an aggregate (including interest earned on such escrow funds) of $37,648 was received (including the $7,500 that was held for accounts receivable collection) of which, $25,000 was used to reduce the senior secured debt owed by the Company under the Credit Facility, $2,800 was used to acquire the remaining 51% of HMI and the remainder was used for costs, fees and other expenses to complete the HMI Asset Sale as well as to satisfy liabilities not assumed by Counsel. The remaining $2,500 escrow was fully utilized for post-closing adjustments.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment, net consist of the following:


                                                   SEPTEMBER 30,  September 30,

                                                        2000          1999
                                                   -------------  -------------

     Revenue producing equipment                       $10,867        $10,892
     Furniture, fixtures and equipment                   6,499          7,971
     Land, buildings and leasehold improvements          1,028          1,473
                                                       -------        -------
                                                        18,394         20,336
     Less, accumulated depreciation and amortization    10,720         10,407
                                                       -------        -------
                                                       $ 7,674        $ 9,929
                                                       =======        =======


     Depreciation and amortization of property and equipment for the years ended September 30, 2000, 1999 and 1998 was $2,119, $2,312 and $1,981,
     respectively. The net book value of revenue producing equipment was $5,489 and $6,151 at September 30, 2000 and September 30, 1999, respectively.


5.   INTANGIBLE ASSETS:

     Intangible assets, net consist of the following:

                                                   SEPTEMBER 30,  September 30,

                                                        2000          1999
                                                   -------------  -------------

     Goodwill                                         $99,419        $111,039
     Covenants not-to-compete                             908           1,541
     Other intangible assets                              398             466
                                                      --------       ---------
                                                      100,725         113,046
     Less accumulated amortization                      9,939           9,798
                                                      --------       ---------
                                                      $90,786        $103,248
                                                      ========       =========


     The above intangible assets are net of the goodwill impairment charges related to the sale of the Company's U.S. Mail-Order Operations and Amcare Ltd ("Amcare"), a subsidiary of the TW UK (See Notes 3 and 16).

     Amortization of intangibles for the years ended September 30, 2000, 1999 and 1998 was $3,301, $3,459 and $3,147, respectively. On a pro forma basis assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, the amortization of intangibles would have been $4,065.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



6.   DEBT:

     On December 20, 1999, the Company's U.K. subsidiaries obtained the Refinancing denominated in pounds sterling, which aggregates approximately $116,581 at September 30, 2000 as follows:

                                                                                                     FINAL
     FACILITY                                     TOTAL       OUTSTANDING     INTEREST RATE         MATURITY
     --------                                   --------      -----------     -------------      -------------
     Senior credit facilities:
     Term loan                                  $ 40,961       $38,913         LIBOR + 2%        Dec. 17, 2005
     Acquisition loan                             18,286         6,643         LIBOR + 2.75%     Dec. 17, 2006
     Working capital facility                      7,315                       LIBOR + 2%        Dec. 17, 2005
                                               ----------     ---------
         Total senior credit facilities           66,562        45,556
     MEZZANINE TERM LOAN                          15,012        12,920(1)      LIBOR + 7%        Dec. 17, 2007
     NOTES WITH WARRANTS                          35,007        35,007         9.375%            Dec. 17, 2008
                                               ----------     ---------
     TOTAL REFINANCING                          $116,581        93,483
                                               ==========
         LESS, CURRENT MATURITIES                                3,806
                                                              --------
                                                               $89,677
                                                              =========

----------
1)   Net of unamortized discount of $2,093.


     The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $94,392 at September 30, 2000.

     The mezzanine lenders and the Investors were also issued warrants to purchase approximately 2% and 27%, respectively, of the fully diluted shares of TW UK. The exercise price of the warrants issued to the Investors (the "Warrants") shall equal the entire principal amount of the Notes for all Warrants in the aggregate and can be exercised for cash or through the tender of Notes to TW UK. In the event that any warrants are exercised by tendering cash, the UK parent shall have the right, at its option (which it intends to exercise), to redeem the aggregate principal amount of Notes equal to the number of warrants so exercised multiplied by the warrant exercise price. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $120. The fair value of the Mezzanine Warrants ($2,319) issued to the mezzanine lenders has been recorded as a discount to the mezzanine term loan and is being amortized over the term of the loan using the interest method.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



6.       DEBT (CONTINUED):

     Of the $114,178 net proceeds of the Refinancing, $55,755 was used to repay the Company's existing senior indebtedness (the "Credit Facility"), $11,617 was provided to the Company for general corporate purposes in the U.S., with the balance to be used for acquisitions and working capital in the U.K. At September 30, 1999, the Credit Facility had monthly interest at a Euro-dollar Rate, which ranged from 5.38% to 5.44%, plus 2% collateralized by a lien on all the Company's and its domestic subsidiaries assets.

     Repayment of the loans under the senior credit facilities commenced on July 30, 2000 and will continue until final maturity. The acquisition loan may be drawn upon through December 17, 2002. As of September 30, 2000, borrowings under the senior credit facilities bore interest at a rate of 8.11% to 8.86%. The senior credit facilities contain restrictions, prohibitions and affirmative and negative financial covenants customarily found in agreements of these kind.

     The loans under the senior credit facilities are collateralized by, among other things, a lien on substantially all of TW UK's assets, a pledge of TW UK's ownership interest in its subsidiaries and guaranties by TW UK's subsidiaries.

     With respect to the mezzanine term loan interest, LIBOR + 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The mezzanine term loan contains terms and conditions substantially similar to those contained in the senior credit facilities. As of September 30, 2000, borrowings under the mezzanine term loan bore interest at a rate of 13.11%.

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

     In connection with the repayment of the Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 (net of income tax benefit of $408) during the fiscal year ended September 30, 2000, related to the write-off of deferred financing costs associated with the Credit Facility.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



6.   DEBT (CONTINUED):

     Annual maturities of long-term debt for each of the next five years are:

           YEAR ENDING SEPTEMBER 30,
           -------------------------
                     2001                             $ 3,806
                     2002                               5,120
                     2003                               6,144
                     2004                               8,192
                     2005                              10,240
                  Thereafter                           59,981
                                                    ----------
                                                      $93,483
                                                    ==========

     The Company is subject to fluctuating interest rates that may impact its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company hedged the interest rate (LIBOR cap of 9%) on approximately $41,935 of its floating rate debt in a contract which expires June 30, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

     December 31, 2000             $38,633
     June 30, 2001                 $36,982
     December 31, 2001             $35,331
     June 30, 2002                 $32,855
     December 31, 2002             $30,378


7.   STOCKHOLDERS' EQUITY:

     On April 21, 1997, HPII purchased 899 shares of the Company's common stock at $11.125 per share and Hyperion TW Fund L.P. (the "Fund") purchased 4,116 shares of the Company's common stock at $9.875 per share for an aggregate purchase price of $50,650 (collectively, the "Shares"). Collectively, HPII and the Fund are the Company's principal shareholders.

     In November and December 1996, HPII purchased from various unrelated third parties certain receivables (the "HMI Receivables") due from HMI at various discounts. The aggregate face amount of these receivables was approximately $18,300. On March 26, 1997, the Company entered into a stock purchase agreement, with HPII, as amended, to purchase these receivables from HPII for a number of shares of common stock (the "HPII Shares") as determined by a formula geared to the net cash proceeds ultimately realized by the Company upon sale of the HMI assets. The value per share of the HPII Shares was determined by the market value of the Company's common stock on the date of issuance. This transaction was approved at a special meeting of the shareholders held on March 17, 1998 and subsequently during April 1998, HPII was issued 1,159 shares of the Company's common stock with a value per share of $6.00. The aggregate value of the HPII Shares was $6,956 (Note
     13).

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



7.   STOCKHOLDERS' EQUITY (CONTINUED):

     No gain or loss was directly recorded as a result of this transaction, as it was considered a cost of acquiring HMI (Note 3).


8.   BUSINESS REALIGNMENT:

     The Company took a number of significant steps during the year ended September 30, 1998 to realign its business as a focused regional home health care provider and specialty pharmacy and medical supply distributor in the U.S. and an integrated national provider of health care products and services in the U.K. These steps included selling non-core assets (i.e.:
     TNI) and attempted acquisitions of Healthcall Group plc ("Healthcall") and Apria Healthcare Group, Inc. ("Apria"). During fiscal 1999, the Company attempted the acquisitions of Sinclair Montrose Healthcare PLC ("Sinclair") and Gateway HomeCare, Inc. ("Gateway").

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



10.  INCOME TAXES:

     The (benefit) provision for income taxes from continuing operations is summarized as follows:

                                   YEAR ENDED      YEAR ENDED       YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                      2000            1999             1998
                                  -------------   -------------   -------------

     Current:
       Federal                     $       -         $   68          $ (200)

       State                               -             52             150
       Foreign                         2,606          2,063             924

     Deferred:
       Federal                       (10,070)        (3,136)            769
       State                             116            328              85
       Foreign                             -            125             116
                                  -----------       --------       ---------
     (Benefit) provision for
       income taxes                $  (7,348)        $ (500)         $1,844
                                  ===========       ========       =========


     For 2000, 1999 and 1998, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000, 1999 and 1998 are as follows:

                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                             2000            1999          1998
                                         -------------  -------------  -------------
     Deferred tax assets:
     Current:
        Provision for doubtful accounts      $ 6,415        $ 5,991       $ 4,930
        Inventory capitalization                  21             22            20
        Accrued expenses                       5,528            917         1,557
        Other, net                               323              -           225
                                             -------        -------       -------
          Current deferred tax assets         12,287          6,930         6,732
                                             -------        -------       -------
     Non-current:
        Federal net operating loss             9,327          5,128         1,810
        State net operating losses             1,546          2,073         2,050
        Capital losses                           768            768           991
        Other, net                               161             82           507
        Valuation allowance                   (1,546)        (1,878)       (1,875)
                                             -------        -------       -------
          Non-current deferred tax assets     10,256          6,173         3,483
                                             -------        -------       -------
     Deferred tax liabilities:
     Non-current:
        Depreciation and amortization          1,081          1,170         1,089
        Other, net                               501            564           452
                                             -------        -------       -------
          Deferred tax liabilities             1,582          1,734         1,541
                                             -------        -------       -------
              Net deferred tax assets        $20,961        $11,369       $ 8,674
                                             =======        =======       =======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



10.  INCOME TAXES (CONTINUED):

     The valuation allowance at September 30, 2000 relates to deferred tax assets established for certain state net operating loss carryforwards and deferred tax assets which are not expected to be realized based on historical or future earnings.

     Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $20,961 net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S.

     As of September 30, 2000, the Company has state net operating loss carryforwards of approximately $31,635 which, if unused, will expire in the years 2001 through 2015, and has a Federal net operating loss carryforward of approximately $30,660 which if unused, will expire in the years 2014 through 2020. The Company has a capital loss carryforward of approximately $2,259 which, if unused, will expire in the years 2002 through 2005.

     Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income
     (loss) before equity income of and interest income earned from U.K. subsidiaries are as follows:

                                            YEAR ENDED     YEAR ENDED    YEAR ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                               2000           1999           1998
                                          -------------  -------------  -------------
     Income taxes at 34%                    $(11,151)      $(2,668)        $1,019
     State income taxes, net of
        Federal benefit                            -           560            268
     Nondeductible expenses, primarily
        amortization and write down of         1,648         1,076            711
        intangible assets
     Legal settlement                            510             -              -
     Valuation allowance, state taxes           (332)            3           (114)
     Foreign tax on sale of subsidiary         1,654
     Tax contingency                               -           416
     Other, net                                  323           113            (40)
                                            --------       -------         ------
     (Benefit) provision for income taxes   $ (7,348)      $  (500)        $1,844
                                            ========       =======         ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



10.  INCOME TAXES (CONTINUED):

     (Loss) income before income taxes generated from the U.K. operations for the years ended September 30, 2000, 1999 and 1998 was $(2,046), $3,416, and
     $1,332, respectively. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire fiscal year ended September 30, 2000, the loss generated from the U.K. Operations would have been $(965).


11.  STOCK OPTION PLAN AND WARRANTS:

     Options under the Option Plan may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. The vesting provisions provided for vesting of options over a period of between two and three years.

     Following is a summary of transactions under the Option Plan during the years ended September 30, 2000, 1999 and 1998:


                                               2000                    1999                    1998
                                     ----------------------------------------------------------------------------
                                                 WEIGHTED                WEIGHTED                  WEIGHTED
                                      NUMBER     AVERAGE      NUMBER     AVERAGE        NUMBER     AVERAGE
                                      OF STOCK   EXERCISE     OF STOCK   EXERCISE       OF STOCK   EXERCISE
                                      OPTIONS    PRICE ($)    OPTIONS    PRICE ($)      OPTIONS    PRICE ($)
                                     ---------------------------------------------------------------------------
     Outstanding beginning of year      1,130      5.37         1,390       5.49         1,284        6.70

     Granted                              100      1.81            10       4.31           515        2.63
     Exercised                                                   (15)       4.38         (126)        4.21
     Forfeited                          (190)      4.34         (255)       6.04         (283)        6.32
                                        -----                   -----                    -----

     Outstanding end of year            1,040      5.22         1,130       5.37         1,390        5.49
                                        =====                   =====                    =====

     Weighted-average fair
     value of options granted
     during the year                               0.93                     2.08                      1.27
                                                   ====                     ====                      ====

     Available for future grants        1,478
                                        =====



     On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2000, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants. All options granted under the Directors Plan are immediately exercisable.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     A summary of the 1,040 options outstanding as of September 30, 2000 is as follows:


                                               WEIGHTED            WEIGHTED                           WEIGHTED
            RANGE                              AVERAGE             AVERAGE                            AVERAGE
             OF                            EXERCISE PRICE         REMAINING                        EXERCISE PRICE
          EXERCISE           NUMBER          OF OPTIONS       CONTRACTUAL LIFE        NUMBER        OF OPTIONS
          PRICE ($)        OUTSTANDING     OUTSTANDING ($)        IN YEARS         EXERCISABLE     EXERCISABLE ($)
       ---------------     -----------     ---------------    ----------------     -----------     ---------------
                  2.63          335             2.63                3.0                307              2.63
                  1.81          100             1.81                4.7
                  4.31           10             4.31                8.2                  3              4.31
                  7.25          581             7.25                1.4                581              7.25
                  7.88           14             7.88                                    14              7.88
                              ------                                                   ---
          2.63 to 7.88        1,040             5.22                2.3                905              5.68
                              ======                                                   ===


     Of the 1,130 options outstanding as of September 30, 1999, 877 were exercisable (with a weighted average exercise price of $5.24) as of that date. Of the 1,390 options outstanding as of September 30, 1998, 645 were exercisable (with a weighted average exercise price of $5.88) as of that date.

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


                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30,
                                                         2000                1999               1998
                                                     ------------       ------------       -------------
     Net (loss) income - as reported                  $(24,944)           $(7,346)            $1,153

     Net (loss) income - pro forma                     (25,186)            (8,155)               113

     Basic and diluted (loss) earnings per
         share - as reported                             (1.42)             (0.42)              0.07

     Basic and diluted (loss) earnings per
         share - pro forma                               (1.44)             (0.46)              0.01


TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                  2000            1999             1998
                                  ----            ----             ----

Expected life (years)                4               4                4
Risk-free interest rate           5.5%            5.5%             5.5%
Volatility                       61.0%           55.7%            55.9%
Expected dividend yield             0%              0%               0%


     The compensation cost as generated by the Black-Scholes option-pricing model, may not be indicative of the future benefit, if any, that may be received by the option holder.


12.  STOCK INCENTIVE PLAN:

     In January, 2000, TW UK adopted a management incentive plan (the "UK Plan"). Under the UK Plan, a new class of redeemable shares (having a nominal value of 0.01p) in the capital of TW UK was created (the "Redeemable Shares"), which are redeemable in the manor described below. Pursuant to the UK Plan 9,800 Redeemable Shares are reserved for issuance. Under the UK Plan the Redeemable shares may be issued at their nominal value and with an option price set by the board of directors of TW UK (the " Initial Value"). On March 7, 2000 TW UK issued 3,500, 1,800 and 4,200 Redeemable Shares, with an Initial Value of 105p per share, to Mr. Aitken, Ms. Eames and various employees and members of management of TW UK and its subsidiaries, respectively. On July 10, 2000, 120 additional Redeemable Shares were issued to a member of management of TW UK and its subsidiaries with an Initial Value of 125p per share. The redemption rights attached to the Redeemable Shares are exercisable at any time during the period commencing on the date of a qualified public offering in the UK and ending 10 years from the date of issuance. The net effect of the exercise of redemption rights is that the holder acquires ordinary shares of TW UK at a price per ordinary share equal to the Initial Value. The Redeemable Shares do not carry any dividend or income rights and do not carry any right to vote at general meetings of TW UK. All terms associated with the shares are fixed and the market value of an ordinary share of TW UK was less than the Initial Values of 105p and 125p therefore no compensation expense has been recognized.


13.  COMMITMENTS AND CONTINGENCIES:

     EMPLOYMENT AGREEMENTS:

     The Company has two employment agreements with certain of its executive officers which provide for minimum aggregate annual compensation of $425 in fiscal 2001. One expires January 2001 and amounts to $100 of the fiscal 2001 minimum aggregate compensation. The agreement contains customary termination and non-compete provisions and a change in control provision that would entitle the individual up to 2.9 times of his salary then in effect, plus any unpaid bonus and unreimbursed expense upon a change of control of the Company (as defined) or significant change

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     in the responsibilities of such person. The other agreement entitles the employee to a severance payment equal to one year's salary, $325 as of October 1, 2000, plus relocation expenses.

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

     Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2000 are as follows:


               2001                           $1,471
               2002                            1,163
               2003                              774
               2004                              560
               2005                              519
               Thereafter                      1,828
                                             -------
                                              $6,315
                                              ======


     Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 2000, 1999 and 1998 amounted to $2,871, $2,431 and $2,320, respectively.

     CONTINGENCIES:

     On August 20, 1999, TNI was named a defendant in a suit brought by Teresa Crutcher, in New Jersey state court, as administrator of the estate of Aaron Pernell, who was an infant and Teresa Crutcher's son. The claim is for wrongful death of Aaron Pernell alleged to have been caused by the negligent manner in which a TNI home care nurse placed him in an infant car seat. The case was settled on December 27, 1999 for $325 and was paid on December 29, 1999 by the Company's insurance carrier. Since this settlement was within the policy limits of the Company's insurance policies, it did not have any effect on the Company's consolidated financial position, cash flows, or results of operations.

     On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for the HMI Receivables (Note 7). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to January 12, 2001.

     On July 11 and July 22, 1997, the Company's RespiFlow, Inc. ("RespiFlow") and MK Diabetic Support Services, Inc. ("MK") subsidiaries, respectively, each received a letter (the "Audit Letters") from the U.S. Department of Health and Human Services' Office of Audit Services, a division of the Office of Inspector General ("OIG"). The Company was subsequently informed that the Audit Letters cover its DermaQuest subsidiary. The Company has produced certain documents and provided related information to the OIG and to the U.S. Attorney for the Eastern District of Texas regarding these subsidiaries' financial relationships with suppliers of durable medical equipment and various other practices including the subsidiaries' practices regarding the collection of coinsurance and deductible amounts due from Medicare beneficiaries. Additionally, on November 19, 1997, the Company was notified by the U.S. Attorney for the Eastern District of Texas that the Company, RespiFlow, MK, and various other non-affiliated entities had been named defendants in a qui tam action under the Federal False Claims Act. The relator is a private party who has brought action on behalf of the Federal government. The Company entered into settlement discussions with the Department of Justice ("DOJ") and OIG in an effort to bring closure to this matter and to avoid the expense, disruption and uncertainty of litigation. The counsel for the relator was involved in these settlement discussions. On August 4, 2000, a final settlement was reached with the DOJ, the OIG and the relator in the amount of $10,000. In addition, pursuant to the settlement agreement, the Company has agreed to pay the relator $82 covering reasonable expenses and attorney's fees and costs. In return, the United States has agreed to release the Company, certain subsidiaries, as well as its present and former owners, officers, directors, employees, and certain others, from any civil or administrative monetary claim for the various allegations being settled in this matter. In addition, the OIG has agreed not to exclude the Company or any of its subsidiaries from future participation in any federal health care program as a result of this matter. The Company has also agreed to a corporate integrity agreement with the OIG.

     In addition to its settlement with the federal government, the Company also has reached a final settlement with the prior owners of RespiFlow, MK and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners paid the Company $5,000 to settle all outstanding issues between the relevant parties. In a related agreement the Company has guaranteed the Prior Owners a price of $5.00 per share for all shares of Company common stock they currently own (190) and still own on August 4, 2002. The Prior Owners are obligated to liquidate these shares on the open market for $5.00 per share or greater. To the extent that shares remain unliquidated on August 4, 2002, the difference between the closing price of the Company's common stock on August 4, 2002 and $5.00 per share will be paid to the Prior Owners by the Company in cash.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     The Company has record a one-time charge of $5,082 related to the settlement of all of these matters in its third quarter of fiscal 2000.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



14.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     During the years ended September 30, 2000, 1999 and 1998, the Company operated in the following reportable business segments: (i) U.K. operations; (ii) U.S. specialty mail-order pharmaceuticals and medical supplies operations ("Mail-Order"); and (iii) U.S. hi-tech operations ("Hi-Tech"). The U.K. operations derive revenues from nursing and para-professional services, mail-order of ostomy, continence and wound care products and oxygen concentrators and cylinders throughout the U.K. The Mail-Order operations derives its revenues from mail-order of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products. The Mail-Order operations provide products to patients in their home nationwide and Puerto Rico. The Hi-Tech operations derive revenues from infusion and respiratory therapy services and home medical equipment operations concentrated in New Jersey and New York.

     During the year ended September 30, 1998, the Company also operated a U.S. nursing operation, TNI ("Nursing") which provided professional nursing and para-professional services in New Jersey and Florida. This operation was sold in July 1998.

     The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Inter segment sales are not material. The following table presents certain financial information by reportable business segments and geographic areas of operations for the years ended September 30, 2000, 1999 and 1998.

                                                           YEAR ENDED SEPTEMBER 30, 2000
                                         ------------------------------------------------------------------
                                              U.K.           U.S.         U.S.           U.S.
                                           OPERATIONS     Mail-Order     Hi-Tech        Total          TOTAL
                                         -------------- --------------------------- -----------------------------
Revenues to unaffiliated customers        $ 97,449        $22,476        $15,483       $37,959       $135,408
                                          ========        =======        =======       =======       ========
Segment operating (loss) profit           $  7,860        $(8,015)       $   495       $(7,520)           340
                                          ========        =======        =======       =======
Corporate expenses                                                                                     (3,754)
Impairment of long-lived  assets
   (Note 3 and 16)                                                                                    (15,073)
Legal settlements, net (Note 13)                                                                       (5,082)
Restructuring charge (Note 3)                                                                          (1,288)
Interest expense, net                                                                                  (7,939)
                                                                                                     --------
Loss before income taxes                                                                             $(32,796)
                                                                                                     ========
Depreciation and amortization             $  3,815        $   790        $   767       $ 1,557       $  5,372
                                          ========        =======        =======       =======
Corporate depreciation and
    Amortization                                                                                           48
                                                                                                     --------
Total depreciation and amortization                                                                  $  5,420
                                                                                                     ========
Identifiable assets, September 30, 2000   $140,058        $ 6,555        $10,891       $17,446       $157,504
                                          ========        =======        =======       =======
Corporate assets                                                                                       26,242
                                                                                                     --------
Total assets, September 30, 2000                                                                     $183,746
                                                                                                     ========
Capital expenditures                      $    831        $    35        $   336       $   371       $  1,202
                                          =========     ==========     ==========    ==========
Corporate capital expenditures                                                                              5
                                                                                                     --------
Total capital expenditures                                                                           $  1,207
                                                                                                     ========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



14.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                           YEAR ENDED SEPTEMBER 30, 2000
                                         --------------------------------------------------------------------
                                              U.K.           U.S.         U.S.           U.S.
                                           OPERATIONS     MAIL-ORDER     HI-TECH        TOTAL          TOTAL
                                         -------------- --------------------------- -------------------------
Revenues to unaffiliated customers         $104,550         $37,030    $ 13,148        $50,178     $154,728
                                           =========        =======    ========        =======     =========

Segment operating (loss) profit            $  9,809         $(5,268)   $ (1,232)       $(6,500)    $  3,309
                                           =========        =======    ========        =======

Corporate expenses                                                                                   (5,937)
Interest expense, net                                                                                (5,218)
                                                                                                   --------

Loss before income taxes                                                                           $ (7,846)
                                                                                                   ========

Depreciation and amortization              $  4,149         $   815    $    758        $ 1,573     $  5,722
                                           =========        =======    ========        =======

Corporate depreciation and
    Amortization                                                                                         49
                                                                                                   --------
Total depreciation and amortization                                                                $  5,771
                                                                                                   ========

Identifiable assets, September 30,
    1999                                   $118,845         $25,812    $ 10,972        $36,784     $155,629
                                           =========        =======    ========        =======
Corporate assets                                                                                     16,492
                                                                                                   --------

Total assets, September 30, 1999                                                                   $172,121
                                                                                                   ========

Capital expenditures                       $  1,889         $   150    $    596        $   746     $  2,635
                                           =========        =======    ========        =======

Corporate capital expenditures                                                                            7
                                                                                                   --------

Total capital expenditures                                                                         $  2,642
                                                                                                   ========



                                                             YEAR ENDED SEPTEMBER 30, 1998
                                    --------------------------------------------------------------------------------
                                        U.K.            U.S.          U.S.         U.S.           U.S.
                                     OPERATIONS      MAIL-ORDER      HI-TECH      NURSING        TOTAL           TOTAL
                                    -------------  -------------- -------------------------- -------------- --------------
Revenues to unaffiliated customers    $ 85,679        $47,155        $14,814       $7,661         $69,630        $155,309
                                      ========        =======        =======       ======         =======        ========

Segment operating (loss) profit       $  6,986        $ 2,777        $   422       $3,038         $ 6,237        $ 13,223
                                      ========        =======        =======       ======         =======
Corporate expenses                                                                                                 (4,575)
Interest income, net                                                                                               (5,651)
                                                                                                                 --------
Income before income taxes                                                                                       $  2,997
                                                                                                                 ========

Depreciation and amortization         $  3,579        $   772        $   691       $   42         $ 1,505        $  5,084
                                      ========        =======        =======       ======         =======

Corporate depreciation and
    Amortization                                                                                                       44
                                                                                                                 --------

Total depreciation and amortization                                                                              $  5,128
                                                                                                                 ========

Identifiable assets, September 30,
    1998                              $115,441        $35,916        $10,463       $  291         $46,670        $162,111
                                      ========        =======        =======       ======         =======
Corporate assets                                                                                                   17,597
                                                                                                                  -------

Total assets,  September 30, 1998                                                                                $179,708
                                                                                                                 ========

Capital expenditures                  $  2,061        $   650        $   588       $   22         $ 1,260        $  3,321
                                      ========        =======        =======       ======         =======
Corporate capital expenditures                                                                                         25
                                                                                                                 --------

Total capital expenditures                                                                                       $  3,346
                                                                                                                 ========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



14.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

     The following table presents certain financial information by reportable business segment and geographic area of operations pro forma for the fiscal year ended September 30, 2000 as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

                                                      PRO FORMA YEAR ENDED SEPTEMBER 30, 2000
                                         --------------------------------------------------------------------
                                              U.K.           U.S.         U.S.           U.S.
                                           OPERATIONS     MAIL-ORDER     HI-TECH        TOTAL        TOTAL
                                         -------------- --------------------------- -------------------------
Revenues to unaffiliated customers          $126,295        $22,476     $15,484        $37,960     $164,255
                                            ========        =======     =======        =======     ========

Segment operating profit (loss)             $ 10,302        $(8,015)    $   495        $(7,520)    $  2,782
                                            ========        =======     =======        =======

Corporate expenses                                                                                   (3,754)
Impairment of long-lived assets
   (Note 3 and 16)                                                                                  (15,073)
Legal settlements, net (Note 8)                                                                      (5,082)
Restructuring charge (Note 3)                                                                        (1,288)
Interest expense, net                                                                                (8,095)
                                                                                                   --------
Loss before income taxes                                                                            (30,510)
      Depreciation and amortization         $  4,914        $   790     $   767        $ 1,557     $  6,471
                                            ========        =======     =======        =======
Corporate depreciation and
   Amortization                                                                                          48
                                                                                                   --------
Total depreciation and amortization                                                                $  6,519
                                                                                                   ========
Identifiable assets, September 30, 2000     $140,058        $ 6,555     $10,891        $ 17,446    $157,504
                                            ========        =======     =======        =======
Corporate assets                                                                                     26,242
                                                                                                   --------
Total assets, September 20, 2000                                                                   $183,746
                                                                                                   ========
Capital expenditures                        $  1,418        $    35     $   336        $   371     $  1,789
                                            ========        =======     =======        =======
Corporate capital expenditures                                                                            5
                                                                                                   --------
Total capital expenditures                                                                         $  1,794
                                                                                                   ========




15.  PROFIT SHARING PLAN:

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

     The Company may make an additional matching contribution at its discretion which had been in the form of its common stock through December 31, 1998 and will be in cash thereafter. The Company's

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



15.  PROFIT SHARING PLAN (CONTINUED):

     contributions to the plan were approximately $22, $28 and $28 for the years ended September 30, 2000, 1999 and 1998, respectively.

     In addition to the U.S. plan described above, certain of the Company's U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws.

     The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $80, $91 and $71 for the years ended September 30, 2000, 1999 and 1998, respectively.


16.  SUBSEQUENT EVENT:

     On November 22, 2000, the Company sold Amcare for approximately $14,200 in cash. The Company has recorded a charge for impairment of long-lived assets of approximately $2,727 in the accompanying Consolidated Statement of Operations, for the year ended September 30, 2000, to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value. In addition, the Company has recorded a tax charge of approximately $1,654 to reflect the tax effect of the transaction. The condensed results of operations for Amcare included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2000 is as follows:

      Net revenues                                   $13,931
      Gross profit                                     2,771
      Operating income                                   142
      Interest income                                    (13)
      Provision for taxes                              1,710
      Net loss                                        (1,555)

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the comparative unaudited quarterly results for the years ended September 30, 2000 and 1999:



      2000 QUARTER ENDED         December 31,         March 31,          June 30,          September 30,             TOTAL
                                 ------------         ---------          --------          -------------             -----
Total revenues                    $  11,435           $  40,708         $  42,758           $  40,507              $  135,408
                                  =========           =========         =========           =========              ==========
Gross profit                      $   5,268           $  14,448         $  13,945           $  11,966              $   45,627
                                  =========           =========         =========           =========              ==========
Net (loss) income before
   extraordinary loss             $    (153)          $     101         $  (7,030)(b)       $ (17,103)(c)&(d)      $  (24,185)
Extraordinary loss on early
   extinguishment of debt (net
   of income tax benefit of
   $408)                          $     759                                                                        $      759
                                  ---------           ---------         ---------           ---------              ----------
Net (loss) income as
   previously reported            $    (912)          $     101         $  (7,030)          $ (17,103)             $  (24,944)
Interest adjustment, net
   of tax (a)                            92                 586               569              (1,247)
                                  ---------           ---------         ---------           ---------              ----------
Net (loss) as adjusted            $  (1,004)          $    (485)         $ (7,599)          $ (15,856)             $  (24,944)
                                  =========           =========         =========           =========              ==========
Basic and diluted net (loss)
   income per share of
   common stock before
   extraordinary loss as
   previously reported            $   (0.01)          $    0.01         $   (0.40)          $   (0.97)             $    (1.38)
                                  =========           =========         =========           =========              ==========

Basic and diluted net (loss)
   per share of common stock
   before extraordinary loss as
   adjusted                       $   (0.01)          $   (0.03)        $   (0.43)          $   (0.90)             $    (1.38)
                                  =========           =========         =========           =========              ==========

Basic and diluted net
   (loss) income per share
   of common stock as previously
   reported                       $   (0.05)          $    0.01         $   (0.40)          $   (0.97)             $    (1.42)
                                  =========           =========         =========           =========              ==========
Basic and diluted net
   (loss) per share of common
   Stock as adjusted              $   (0.06)          $   (0.03)        $   (0.43)          $   (0.90)             $    (1.42)
                                  =========           =========         =========           =========              ==========

(a) Net income (loss) as previously reported in the Company's quarterly reports differ from amounts set forth above because of a correction of an error in accounting for interest expense on the Notes.
(b) The Company recorded a net charge of $5,082 related to legal settlements with the DOJ, OIG and Prior Owners.
(c) The Company recorded a $1,288 restructuring charge related to exiting its U.S. Mail-Order Operations.
(d) The Company recorded a charge for impairment of long-lived assets of $15,073. The charge related to the write-down of assets, mainly goodwill, to their fair value, $12,346 for the U.S. Mail-Order Operations and $2,727 for Amcare.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):



      1999 QUARTER ENDED          December 31,         March 31,           June 30,          September 30,            TOTAL
                                  ------------         ---------           --------          -------------            -----
Total revenues                    $    40,054         $     38,951       $     37,534        $    38,189          $     154,728
                                  ===========         ============       ============        ===========          =============
Gross profit                      $    14,946         $     13,731       $     13,351        $    13,290          $      55,318
                                  ===========         ============       ============        ===========          =============
Net income (loss)                 $         4         $       (954)      $     (4,467)       $    (1,929)         $      (7,346)
                                  ===========         ============       ============        ===========          =============
Basic and diluted net
   income (loss) per share
   of common stock (1)            $         -         $      (0.05)      $      (0.25)       $     (0.11)         $       (0.42)
                                  ===========         ============       ============        ===========          =============\

TRANSWORLD HEALTHCARE, INC.
(IN THOUSANDS)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                      Column B                    Column C                Column D          Column E
--------------------------------   -----------------   -----------------------------    --------------    --------------

                                                              Additions Charged to
                                                       ------------------------------
                                       Balance at                                                            Balance at
                                       Beginning         Cost and          Other                               End of
       Description                     of Period         Expenses         Accounts         Deductions          Period
--------------------------------   -----------------   ------------   ---------------    --------------    --------------
Allowance for doubtful accounts:

   Year ended
     September 30, 2000                 $ 19,870         $  9,026         $ (142)(B)      $  7,535(A)       $ 21,219

   Year ended
     September 30, 1999                   15,367           12,272             (5)(B)         7,764(A)         19,870

   Eleven months ended
     September 30, 1998                   11,909            8,318             23 (B)         4,883(A)         15,367



(A)  Doubtful accounts written off, net of recoveries and sold.

(B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.