Form 10-Q
period 2000-12-31
TRANSWORLD HEALTHCARE INC
filed 2001-02-13
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-11570

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

   Class                                      Outstanding at February 1, 2001
Common Stock                                         17,551,076 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.   Financial Statements (Unaudited)...................................3

          Condensed Consolidated Balance Sheets - December 31, 2000 and
            September 30, 2000...............................................4

          Condensed Consolidated Statement of Operations - For the Three
            Months Ended December 31, 2000 and December 31, 1999.............5

          Condensed Consolidated Statement of Cash Flows - For the Three
            Months Ended December 31, 2000 and December 31, 1999.............6

          Notes to Condensed Consolidated Financial Statements...............7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........28

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K..................................29


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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                DECEMBER 31,            SEPTEMBER 30,
                                                                    2000                    2000
                                                                ------------            ------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $      7,518            $      7,867
  Accounts receivable, less allowance for doubtful
    accounts of $22,808 and $21,219, respectively                     18,738                  23,029
  Inventories                                                          1,165                   1,871
  Deferred income taxes                                               13,642                  12,287
  Assets held for sale                                                                         2,317
  Prepaid expenses and other assets                                    5,947                   5,952
                                                                ------------            ------------

         Total current assets                                         47,010                  53,323

Property and equipment, net                                            7,494                   7,674
Assets limited to use                                                 30,394                  17,230
Intangible assets, net of accumulated amortization of
    $9,015 and $9,939, respectively                                   83,594                  90,786
Deferred income taxes                                                 10,256                  10,256
Other assets                                                           4,344                   4,477
                                                                ------------            ------------

         Total assets                                           $    183,092            $    183,746
                                                                ============            ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $      3,887            $      3,806
  Accounts payable                                                     2,328                   4,101
  Accrued expenses                                                    17,281                  15,789
  Taxes payable                                                        4,441                   3,987
                                                                ------------            ------------

         Total current liabilities                                    27,937                  27,683

Long-term debt                                                        53,962                  54,670
Notes payable                                                         36,535                  35,007
Deferred income taxes and other                                        1,768                   1,763
Minority interest                                                      1,586                   1,592
                                                                ------------            ------------

         Total liabilities                                           121,788                 120,715
                                                                ------------            ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued and outstanding 17,551                         176                     176
  Additional paid-in capital                                         128,070                 128,070
  Accumulated other comprehensive loss                                (5,179)                 (6,248)
  Retained deficit                                                   (61,763)                (58,967)
                                                                ------------            ------------

         Total stockholders' equity                                   61,304                  63,031
                                                                ------------            ------------
         Total liabilities and stockholders' equity             $    183,092            $    183,746
                                                                ============            ============


See notes to consolidated financial statements

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                            -----------------------------------
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                2000                   1999
                                                                            ------------           ------------
Revenues:
    Net patient services                                                    $     29,119           $
    Net respiratory, medical equipment and supplies sales                          4,818                  8,638
    Net infusion services                                                          2,985                  2,797
                                                                            ------------           ------------

          Total revenues                                                          36,922                 11,435
                                                                            ------------           ------------

Cost of revenues:
    Patient services                                                              20,234
    Respiratory, medical equipment and supplies sales                              3,363                  4,096
    Infusion services                                                              2,102                  2,071
                                                                            ------------           ------------

          Total cost of revenues                                                  25,699                  6,167
                                                                            ------------           ------------

          Gross profit                                                            11,223                  5,268

Selling, general and administrative expenses                                       8,799                  6,132
General and administrative expenses related to Mail-Order
   operations (Note 5)                                                             3,321
Losses due to sale of subsidiary (Note 5)                                            354
                                                                            ------------           ------------

          Operating loss                                                          (1,251)                  (864)

Interest income                                                                     (449)                   (41)
Interest expense                                                                   2,487                  1,178
Foreign exchange loss                                                                391
                                                                            ------------           ------------

          Loss before income taxes, equity income,
              minority interest and extraordinary loss                            (3,680)                (2,001)

Benefit for income taxes                                                            (878)                  (655)
Equity in income of and interest income earned
   from U.K. subsidiaries (Note 2)                                                                        1,101
                                                                            ------------           ------------
          Loss before minority interest and extraordinary loss                    (2,802)                  (245)

Minority interest                                                                     (6)
                                                                            ------------           ------------
          Loss before extraordinary loss                                          (2,796)                  (245)

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                                                    (759)
                                                                            ------------           ------------
          Net loss                                                          $     (2,796)          $     (1,004)
                                                                            ============           ============


Basic and diluted loss per share of common
    stock before extraordinary loss                                         $      (0.16)          $      (0.01)
                                                                            ============           ============

Basic and diluted net loss per share of
    common stock                                                            $      (0.16)          $      (0.06)
                                                                            ============           ============

Weighted average number of common shares outstanding:
          Basic and diluted                                                       17,551                 17,551
                                                                            ============           ============

See notes to consolidated financial statements

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                  --------------------------------
                                                                                  DECEMBER 31,         DECEMBER 31,
                                                                                     2000                 1999
                                                                                  -----------          -----------
Cash flows from operating activities:
    Net loss                                                                      $    (2,796)         $    (1,004)
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                               1,376                  396
            Amortization of debt issuance costs                                           287                  209
            Provision for doubtful accounts                                             2,274                1,306
            Losses due to sale of subsidiary                                              354
            Interest in kind                                                              909                   92
            Minority interest                                                              (6)
            Equity in income of U.K. subsidiaries                                                             (411)
            Extraordinary loss on early extingusishment of debt                                              1,167
            Deferred income taxes                                                      (1,354)                (642)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                            (1,163)              (1,624)
            Increase in inventories                                                      (480)                (207)
            (Increase) decrease in prepaid expenses and other assets                     (118)                 141
            Increase (decrease) in accounts payable and other liabilities                 422                   (4)
                                                                                  -----------          -----------

                Net cash used in operating activities                                    (295)                (581)
                                                                                  -----------          -----------

Cash flows from investing activities:
    Capital expenditures                                                                 (616)                 (79)
    Proceeds from sale of property and equipment                                           22
    Notes receivable from U.K. subsidiaries - payments received                                             58,983
    Advances to U.K. subsidiaries                                                                             (304)
    Repayment of advances to U.K. subsidiaries                                                               8,390
    Payments for acquisitions - net of cash acquired                                     (593)
    Proceeds from sale of subsidiaries                                                 15,126
    Proceeds limited to future acquisitions                                           (12,406)
                                                                                  -----------          -----------

                Net cash provided by investing activities                               1,533               66,990
                                                                                  -----------          -----------

Cash flows from financing activities:
    Payments for financing fees and issuance costs                                                             (15)
    Payments on long-term debt                                                                             (55,759)
    Payments on acquisition loan                                                       (2,027)
                                                                                  -----------          -----------
                Net cash used in financing activities                                  (2,027)             (55,774)
                                                                                  -----------          -----------

Effect of exchange rate on cash                                                           440                    2
Decrease in cash due to deconsolidation of U.K. subsidiaries                                                (2,598)
                                                                                  -----------          -----------

(Decrease) increase increase in cash                                                     (349)               8,039

Cash and cash equivalents, beginning of period                                          7,867                5,158
                                                                                  -----------          -----------

Cash and cash equivalents, end of period                                          $     7,518          $    13,197
                                                                                  ===========          ===========

Supplemental cash flow information:
  Cash paid for interest                                                          $     1,287          $     1,178
                                                                                  ===========          ===========



See notes to consolidated financial statements.

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

     The Company was a provider of specialty mail-order pharmaceuticals and medical supplies. On October 3, 2000, the Company sold a substantial portion of the assets of its U.S. Specialty Mail-Order Pharmaceuticals and Medical Supplies Operations ("Mail-Order"). See Note 5.

     The Company was a provider of specialty pharmaceutical and medical supplies in the U.K. On November 22, 2000, the Company sold Amcare, Ltd. ("Amcare"), a U.K. subsidiary. See Note 5.

     The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2000. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     The table below presents pro forma condensed consolidated financial information of the Company for the three months ended December 31, 1999 for the statement of operations data as if the U.K. subsidiaries had been consolidated for the three months ended December 31, 1999.

     PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
     -------------------------------------------------------------
     THREE MONTHS ENDED DECEMBER 31, 1999
     Net revenues                                                 $  40,282
     Gross profit                                                    14,261
     Operating income                                                 1,578
     Interest income                                                   (101)
     Interest expense                                                 1,486
     Provision for income taxes                                         438
     Net loss                                                        (1,004)

3.   EARNINGS PER SHARE:

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. At December 31, 2000 and 1999, the Company had outstanding stock options and warrants to purchase 4,424 and 4,140 shares, respectively, of common stock ranging in price from $1.75 to $12.45 and $2.65 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

     The weighted average number of shares used in the basic and diluted EPS computations for the three months ended December 31, 2000 and 1999 are as follows:

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                                2000      1999
                                                               -------   ------
     Weighted average number of common shares outstanding
       as used in computation of basic EPS of common stock      17,551   17,551
                                                                ======   ======
     Shares used in computation of diluted EPS of common stock  17,551   17,551
                                                                ======   ======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.   COMPREHENSIVE LOSS:

     Components of comprehensive loss include net loss and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three months ended December 31, 2000 and 1999:

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                   --------------------
                                                    2000         1999
                                                   -------      -------
      Net loss                                     $(2,796)     $(1,004)
      Change in cumulative translation adjustment    1,069       (2,461)
                                                   -------      -------
      Comprehensive loss                           $(1,727)     $(3,465)
                                                   =======      =======

5.   BUSINESS COMBINATIONS AND DISPOSALS:

     COMBINATIONS:

     Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to National Health Service Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional amount, payable in cash, of up to approximately $5,600 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase). As of December 31, 2000, $2,241 of the deferred consideration has been earned and accrued for. The Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000. The pro forma results of operations and related per share information for Nightingale have not been presented as the impact is not material.

     DISPOSITIONS:

     SPECIALTY PHARMACY

     Impairment of Long-Lived Assets

     In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and on September 18, 2000, entered into an agreement, which was completed on October 3, 2000, to sell certain assets of the Mail-Order operations located in Jacksonville, Florida. Under the terms of the transaction, the Company received $2,000 plus an additional $556 representing the book value of on-hand saleable inventory at September 29, 2000. In the fourth quarter of fiscal 2000, the Company recognized a pre-tax charge for impairment of long-lived assets of $12,346 principally reflecting the write-down of intangible assets to their fair value.

     In addition to the sale of certain assets, the Company entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer will manage the collection of the pre-closing trade receivables through March 31, 2001.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     Based upon additional information and revised estimates by management, for the first quarter of fiscal 2001, the Company recorded a charge of $1,900 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value.

     Restructuring Charge

     The Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. The restructuring charge included $128 for the write-off of unrecoverable leasehold improvements, $680 to satisfy existing lease obligations and $480 for severance and employee related costs. The employee costs represented the termination benefits for all 97 employees of the U.S. Mail-Order operations.

     The following table illustrates the different components of the restructuring accrual at December 31, 2000.

                                 Employee         Lease
                               Related Costs    Commitments        Total
                               -------------   -------------   -------------
     Beginning balance                  $480            $680          $1,160
     Payments made through
       December 31, 2000                (290)            (80)           (370)
                               -------------   -------------   -------------
     Ending balance                     $190            $600            $790
                               =============   =============   =============

     AMCARE LTD.

     On November 22, 2000, the Company sold Amcare for approximately $13,826 in cash. In the fourth quarter of fiscal 2000, the Company recorded a charge for impairment of long-lived assets of approximately $2,727 to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value as well as a tax charge of approximately $1,654 to reflect the tax effect of the transaction.

     Due to the sale of Amcare, the Company recorded losses of $354 and realized a foreign exchange loss of $391 for the three months ended December 31, 2000.

     In accordance with the Refinancing, $12,447 of the net proceeds from the sale of Amcare are classified as Assets Limited to Use.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES:

     On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to April 20, 2001.

     On August 4, 2000 the Company reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to its settlement with the federal government, the Company reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries in connection with an ongoing dispute with such persons. The Company also agreed to a corporate integrity agreement with the Office of Inspector General relating to the Mail-Order operations.

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

     Effective October 1, 1997, the Company owned 100% of the stock of HMI.

     On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County,

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

     The Company and HMI entities will vigorously defend against these claims. The Company believes that Hirsch and Myers' indemnification claims should not have any real merit because of testimony given by Hirsch and Myers under oath in connection with a criminal trial against Clifford Hotte, a director and former officer of HMI. In their testimony, Hirsch and Myers acknowledged malfeasance and nonfeasance, which should render their contractual entitlement to indemnification void. Even if they are entitled to indemnification despite their acknowledgements, they are liable to defendants for the economic losses and damages suffered by defendants as a result of the malfeasance and

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

     The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

7.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     During the three months ended December 31, 2000, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. hi-tech ("Hi-Tech") operations. The U.K. operations derive its revenues from nursing and para-professional services, and oxygen concentrators and cylinders throughout the U.K. The Hi-Tech operations derive its revenues from infusion and respiratory therapy services and the sale of home medical equipment concentrated in New Jersey and New York.

     During the three months ended December 31, 1999, the Company operated in three reportable business segments. In addition to the U.K. operations and Hi-Tech operations, the Company operated in the U.S. specialty mail-order pharmaceutical and medical supplies ("Mail-Order") business segment. The Mail-Order operations derived its revenues from mail-order of diabetic test stripes and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

     The following tables present certain financial information by reportable business segment and geographic area of operations for the three months ended December 31, 2000 and 1999.

                                                   THREE MONTHS ENDED DECEMBER 31, 2000
                                                 ------------------------------------------
                                                     U.K.          U.S.
                                                  OPERATIONS     HI-TECH         TOTAL
                                                 -------------  -----------   -------------
     Revenues to unaffiliated customers            $  33,065      $ 3,857      $ 36,922
                                                   ==========    =========     =========

     Segment operating profit (loss)               $   2,705      $   139      $  2,844
                                                   ==========    =========
     Corporate expenses                                                            (774)
     U.S. Mail-Order (Note 5)                                                    (3,321)
     Interest expense, net                                                       (2,038)
     Foreign exchange loss (Note 5)                                                (391)
                                                                               ---------
     Loss before income taxes and minority interest                            $ (3,680)
                                                                               =========

                                           THREE MONTHS ENDED DECEMBER 31, 1999
                                           ------------------------------------
                                             U.S.         U.S.
                                           MAIL-ORDER   HI-TECH       TOTAL
                                           ----------- ----------- ------------
      Revenues to unaffiliated customers    $  7,632    $  3,803    $  11,435
                                            ========    ========    =========
      Segment operating profit              $     29    $     88    $     117
                                            ========    ========
      Corporate expenses                                                 (981)
      Interest expense, net                                            (1,137)
                                                                    ----------
      Loss before income taxes, equity
        income and extraordinary loss                               $  (2,001)
                                                                    ==========


     The following table present certain financial information by reportable business segment and geographic area of operations pro forma for the three months ended December 31, 1999 as if the U.K. subsidiaries had been consolidated for the three months ended December 31, 1999.

                                                            PRO FORMA THREE MONTHS ENDED DECEMBER 31, 1999
                                                    ----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.        U.S.
                                                     OPERATIONS   MAIL-ORDER   HI-TECH      TOTAL         TOTAL
                                                    ------------- ----------- ----------- ----------- --------------
        Revenues to unaffiliated customers            $  28,847     $ 7,632     $ 3,803     $ 11,435    $ 40,282
                                                      ==========   =========   =========   =========    =========
        Segment operating profit (loss)               $   2,442     $    29     $    88     $   117     $  2,559
                                                      ==========   =========   =========   =========

        Corporate expenses                                                                                  (981)
        Interest expense, net                                                                             (1,293)
                                                                                                        ---------
        Income before income taxes, minority
          interest and extraordinary loss                                                               $    285
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

     In the first quarter of fiscal 2001, the Company adopted SFAS No. 133 with no impact on the consolidated financial statements.

9.   STOCK REPURCHASE PROGRAM

     In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with principal operations in the United Kingdom ("U.K.") and the United States ("U.S.") The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following two reportable business segments: (i) U.K. operations and
(ii) U.S. hi-tech ("Hi-Tech") operations. The Company's U.K. operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Hi-Tech operations are concentrated in New Jersey and New York.

The Company was a provider of specialty mail-order pharmaceuticals and medical supplies ("Mail-Order"). The Company provided these services from the reportable business segment of its U.S. Mail-Order operations, through the year ended September 30, 2000, to patients in their home nationwide and in Puerto Rico. In September 2000, the Company entered into an agreement, which was completed on October 3, 2000, to sell a substantial portion of the assets of its U.S. Mail-Order operations.

The Company was a provider of specialty pharmaceutical and medical supplies in the U.K. On November 22, 2000, the Company sold Amcare, Ltd. ("Amcare"), a U.K. subsidiary.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31, 1999

Revenues. Total reported revenues for the three months ended December 31, 2000 and 1999 was $36,922,000 and $11,435,000, respectively. This represents an increase of $25,487,000 when comparing the three months ended December 31, 2000 to 1999. This increase relates primarily to the change in accounting for the U.K. subsidiaries from the equity method for the first quarter of fiscal 2000 to consolidation as of January 1, 2000 ($28,847,000). In addition, revenues in the Company's

U.K. nursing operations increased as a result of acquisitions, principally Nightingale Nursing Bureau Limited ("Nightingale"), and continued internal growth ($7,027,000). Partly offsetting the increase from U.K. operations were declines in revenue due to exiting the Mail-Order operations ($7,632,000) and the sale of Amcare ($2,763,000).

Cost of Revenues. Total reported cost of revenues for the three months ended December 31, 2000 and 1999 was $25,699,000 and $6,167,000, respectively. This represents an increase of $19,532,000 when comparing the three months ended December 31, 2000 to 1999. As a percentage of total revenue, cost of revenues for the three months ended December 31, 2000 increased to 69.6% in comparison to 53.9% for the prior period. Cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales operations (69.8% for the three months ended December 31, 2000 versus 47.4% for the prior period) and decreased for infusion services (70.4% for the three months ended December 31, 2000 versus 74.1% for the prior period). The increase in patient services and respiratory, medical equipment and supplies sales operations is principally attributable to the change in accounting for the U.K. subsidiaries from the equity method to consolidation. The decrease in infusion services is mainly due to reduced employee costs in the Hi-Tech operations. Cost of revenues as a percentage of revenues for patient services was 69.5% for the three months ended December 31, 2000. There was no revenue from patient services in the three months ended December 31, 1999 due to the Company accounting for the U.K. subsidiaries under the equity method.

Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the three months ended December 31, 2000 and 1999 was $12,120,000 and $6,132,000, respectively. This represents an increase of $5,988,000 or 97.7% when comparing the three months ended December 31, 2000 to 1999. This increase relates primarily to the change in accounting for the U.K. subsidiaries from the equity method to consolidation ($6,789,000). Partly offsetting the increase in U.K. operations is a decrease in the U.S. Mail-Order operations due to the Company's decision to exit this business in September of 2000 ($744,000).

Losses due to Sale of Subsidiary. For the three months ended December 31, 2000, the Company recorded losses of $354,000 due to the sale of Amcare.

Interest Income. Reported interest income for the three months ended December 31, 2000 and 1999 was $449,000 and $41,000, respectively. This represents an increase of $408,000 when comparing the three months ended December 31, 2000 to 1999. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Reported interest expense for the three months ended December 31, 2000 and 1999 was $2,487,000 and $1,178,000, respectively. This represents an increase of $1,309,000 when comparing the three months ended December 31, 2000 to 1999. This variance was primarily attributable to higher level of borrowings combined with higher borrowing rates under the Refinancing than the Company's previous senior indebtedness ("Credit Facility").

Foreign Exchange Loss. For the three months ended December 31,2000, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

Benefit for Income Taxes. The Company recorded a benefit for income taxes amounting to $878,000 or 23.9% of loss before income taxes for the three months ended December 31, 2000 versus a $655,000 or 32.7% of loss before income taxes in the comparable prior period. The difference between the 23.9% effective tax rate for the three months ended December 31, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $13,642,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. Subsidiaries for the three months ended December 31, 1999 was $319,000, which represents 100% of net income of the Company's U.K. subsidiaries. Interest income earned from U.K. subsidiaries for the three months ended December 31, 1999 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 1999, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries in the three months ended December 31, 2000 as the accounting method for the U.K. subsidiaries in fiscal 2001 is consolidation.

Minority Interest. The Company reported a benefit from minority interest of $6,000 for the three months ended December 31, 2000 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the three months ended December 31, 1999, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $2,796,000 for the three months ended December 31, 2000 versus $1,004,000 for the three months ended December 31, 1999.

THREE MONTHS ENDED DECEMBER 31, 2000 VS. PRO FORMA THREE MONTHS ENDED DECEMBER 31, 1999

Revenues. Total reported revenues for the three months ended December 31, 2000 was $36,922,000 as compared to total pro forma revenues of $40,282,000 for the three months ended December 31, 1999, which represents a decrease of $3,360,000 or 8.3%. This decrease relates primarily to declines in revenue due to exiting the Mail-Order operations ($7,632,000) and the sale of Amcare ($2,763,000). Partly offsetting the decrease is the increase in revenues of the Company's U.K. nursing operations ($7,027,000) as a result of acquisitions, principally Nightingale, and continued growth.

Cost of Revenues. Total reported cost of revenues for the three months ended December 31, 2000 was $25,699,000 as compared to pro forma cost of revenues of $26,021,000 for the three months ended December 31, 1999, which represents a decrease of $322,000. As a percentage of total revenue, cost of revenues for the three months ended December 31, 2000 increased to 69.6% in comparison to 64.6% on a pro forma basis for the prior period. Cost of revenues as a percentage of revenues increased for patient service (69.5% for the three months ended December 31, 2000 versus 67.5% on a pro forma basis for the prior period, increased for respiratory, medical equipment and supplies sales operations (69.8% for the three months ended December 31, 2000 versus 58.6% on a pro forma basis for the prior period) and decreased for infusion services (70.4% for the three months ended December 31, 2000 versus 74.1% for the prior period). The increase in patient services is primarily attributable to the acquisition of Nightingale which has a higher cost of revenue (82.2%) than the historical U.K. nursing operations (66.6%). The decrease in infusion services is mainly due to reduced employee costs in the Hi-Tech operations.

Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the three months ended December 31, 2000 was $12,120,000 and $12,683,000 on a pro forma basis for the three months ended December 31, 1999, which represents a decrease of $563,000 or 4.4%. This decrease is primarily attributable to the Company's decision to exit the Mail-Order operations in September of 2000 ($744,000), the sale of Amcare on November 22, 2000 ($512,000) and reduced overhead and professional costs in the Company's U.S. Corporate offices ($303,000). The decreases were offset by higher levels of overhead in the U.K. operations due principally to acquisitions and internal growth ($973,000).

Losses due to Sale of Subsidiary. For the three months ended December 31, 2000, the Company recorded losses of $354,000 due to the sale of Amcare.

Interest Income. Reported interest income for the three months ended December 31, 2000 was $449,000 compared to $101,000 on a pro forma basis for the three months ended December 31, 1999, which represents an increase of $348,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Reported interest expense for the three months ended December 31, 2000 was $2,487,000 and $1,486,000 on a pro forma basis for the three months ended December 31, 1999, which represents an increase of $1,001,000. This variance was primarily attributable to higher level of borrowings combined with higher borrowing rates under the Refinancing than the Credit Facility.

Foreign Exchange Loss. For the three months ended December 31, 2000, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

(Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $878,000 or 23.9% of loss before income taxes for the three months ended December 31, 2000 compared to a pro forma provision of $438,000 or 226.9% of income before income taxes for the three month ended December 31, 1999. The difference between the 23.9% effective tax rate for the three months ended December 31, 2000 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $13,642,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Minority Interest. The Company reported a benefit from minority interest of $6,000 for the three months ended December 31, 2000 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the three months ended December 31, 1999, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $2,796,000 for the three months ended December 31, 2000 versus $1,004,000 for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

Cash requirements during the three months ended December 31, 2000 for capital expenditures ($616,000), payments for acquisitions ($593,000) and payment on acquisition loan ($2,027,000) were met through funds generated from net payments received from the sale of subsidiaries ($15,126,000).

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions.

The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "Refinancing."

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2000 and September 30, 2000, $18,738,000 (10.2%) and $23,029,000 (12.5%), respectively, of the Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to the exiting of the Mail-Order operations and the sale of Amcare. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2000 and September 30, 2000, the Company's average DSOs were 44 and 51, respectively. The decrease in the DSOs was mainly due to the exiting of the Company's Mail-Order operations.

REFINANCING.

General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $119,989,000 at December 31, 2000. The new financing consists of a $67,973,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,481,000 in mezzanine indebtedness (the "Mezzanine Loan") and $36,535,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). In the first quarter of fiscal 2000, the Company repaid $55,755,000 from the proceeds of the Refinancing, on its existing senior indebtedness (the "Credit Facility"). In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of deferred financing costs associated with the Credit Facility.

Senior Credit Facility. The Senior Credit Facility consists of a (i) $41,829,000 term loan A, maturing December 17, 2005, (ii) $18,674,000 acquisition term loan B, maturing December 17, 2006 and (iii) $7,470,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of February 1, 2001, TW UK had outstanding borrowings of approximately $43,562,000 under the Senior Credit Facility. As of February 1, 2001, borrowings under the Senior Credit Facility bore interest at rates of 7.91 to 8.66%.

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

Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of February 1, 2001, borrowings under the Mezzanine Loan bore interest at a rate of 12.91%.

Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $122,000. The fair value of the Mezzanine Warrants ($2,369,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $33,294,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of December 31, 2000, $3,241,000 of PIK Notes have been recorded in the Company's Consolidated Balance Sheet. The Notes mature nine years from issuance.

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

DISPOSITION OF SPECIALTY PHARMACY

Impairment of Long-Lived Assets

In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and on September 18, 2000, entered into an agreement, which was completed on October 3, 2000, to sell certain assets of this segment located in Jacksonville, Florida. Under the terms of the transaction, the Company received $2,000,000 plus an additional $556,000 representing the book value of on-hand saleable inventory at September 29, 2000. In the fourth quarter of fiscal 2000, the Company recognized a pre-tax charge for impairment of long-lived assets of $12,346,000 principally reflecting the write-down of intangible assets to their fair value.

In addition to the sale of certain assets, the Company entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer will manage the collection of the pre-closing trade receivables through March 31, 2001.

Based upon additional information and revised estimates by management, for the first quarter of fiscal 2001, the Company recorded a charge of $1,900,000 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value.

Restructuring Charge

The Company recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. The restructuring charge included $128,000 for the write-off of unrecoverable leasehold improvements, $680,000 to satisfy existing lease obligations and $480,000 for severance and employee related costs. The employee costs represented the termination benefits for all 97 employees of the U.S. Mail-Order operations.

The following table illustrates the different components of the restructuring accrual at December 31, 2000.

                                Employee       Lease
                             Related Costs  Commitments      Total
                              -----------   -----------   -----------
    Beginning balance            $480,000      $680,000    $1,160,000
    Payments made through
      December 31, 2000          (290,000)      (80,000)     (370,000)
                              -----------   -----------   -----------
    Ending balance               $190,000      $600,000      $790,000
                              ===========   ===========   ===========

DISPOSITION OF AMCARE LTD.

On November 22, 2000, the Company sold Amcare, a U.K. subsidiary, for approximately $13,826,000 in cash. In the fourth quarter of fiscal 2000, the Company recorded a charge for impairment of long-lived assets of approximately $2,727,000 to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value as well as a tax charge of approximately $1,654,000 to reflect the tax effect of the transaction.

Due to the sale of Amcare, the Company recorded losses of $354,000 and realized a foreign exchange loss of $391,000 for the three months ended December 31, 2000.

In accordance with the Refinancing, $12,447,000 of the net proceeds from the sale of Amcare are classified as Assets Limited to Use.

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

LITIGATION.

On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott
A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to April 20, 2001.

On August 4, 2000 the Company reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to its settlement with the federal government, the Company reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries in connection with an ongoing dispute with such persons. The Company also agreed to a corporate integrity agreement with the Office of Inspector General related to the Mail-Order operations.

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

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash equivalents and the U.K. subsidiaries' December 20, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. The Company's cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of its floating rate debt in a contract which expires December 31, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

December 31, 2000        38,633,000

June 30, 2001            36,982,000

December 31, 2001        35,331,000

June 30, 2002            32,855,000

December 31, 2002        30,378,000

As of December 31, 2000, the Company's Notes ($33,294,000) and PIK Notes (3,241,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at December 31, 2000.

                   EXPECTED    WEIGHTED AVERAGE
FISCAL             MATURITY          RATE
                --------------------------------
2001            $  1,795,000     LIBOR +1.18%
2002               5,229,000     LIBOR +2%
2003               6,274,000     LIBOR +2%
2004               8,366,000     LIBOR +2%
2005              10,457,000     LIBOR +2%
Thereafter        25,728,000     LIBOR +3.91%
                ------------
                $ 57,849,000     LIBOR +3.1%
                ============

The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $95,745,000 at December 31, 2000.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

             27     Financial Data Schedule

     (b)  Reports on Form 8-K.

             The Company filed on January 23, 2001 a Report on Form 8-K dated January 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 2001

                                          TRANSWORLD HEALTHCARE, INC.

                                          By: /s/ John B. Wynne Jr.
                                              ---------------------
                                              John B. Wynne Jr.
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer and Duly Authorized to
                                              Sign on Behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit                                        Description

27                                             Financial Data Schedule