Form 10-Q
period 2001-03-31
TRANSWORLD HEALTHCARE INC
filed 2001-05-15
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001
                         COMMISSION FILE NUMBER 1-11570

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

   Class                          Outstanding at May 1, 2001
Common Stock                          17,337,876 Shares

                           TRANSWORLD HEALTHCARE, INC.

                       SECOND QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I

Item 1.           Financial Statements (Unaudited) ............................3

                  Condensed Consolidated Balance Sheets - March 31, 2001
                    and September 30, 2000 ....................................4

                  Condensed Consolidated Statement of Operations - For
                    the Three and Six Months Ended March 31, 2001 and
                    March 31, 2000 ............................................5

                  Condensed Consolidated Statement of Cash Flows - For
                    the Six Months Ended March 31, 2001 and
                    March 31, 2000 ............................................6

                  Notes to Condensed Consolidated Financial Statements ........7

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ................................17

Item 3.           Quantitative and Qualitative Disclosures about Market
                    Risk .....................................................30

                                     PART II

Item 6.           Exhibits and Reports on Form 8-K ...........................31

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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                          MARCH 31,                 SEPTEMBER 30,
                                                                            2001                        2000
                                                                     --------------------         -------------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                          $          7,465             $         7,867
  Accounts receivable, less allowance for doubtful
    accounts of $23,098 and $21,219, respectively                              15,973                      23,029
  Inventories                                                                   1,110                       1,871
  Deferred income taxes                                                        14,106                      12,287
  Assets held for sale                                                                                      2,317
  Prepaid expenses and other assets                                             6,870                       5,952
                                                                     ----------------             ---------------
         Total current assets                                                  45,524                      53,323
Property and equipment, net                                                     7,154                       7,674
Assets limited to use                                                          27,281                      17,230
Intangible assets, net of accumulated amortization of
    $9,640 and $9,939, respectively                                            80,305                      90,786
Deferred income taxes                                                          10,256                      10,256
Other assets                                                                    3,960                       4,477
                                                                     ----------------             ---------------
         Total assets                                                $        174,480             $       183,746
                                                                     ================             ===============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $          3,719             $         3,806
  Accounts payable                                                              2,430                       4,101
  Accrued expenses                                                             14,098                      15,789
  Taxes payable                                                                 4,569                       3,987
                                                                     ----------------             ---------------
         Total current liabilities                                             24,816                      27,683
Long-term debt                                                                 51,773                      54,670
Notes payable                                                                  35,644                      35,007
Deferred income taxes and other                                                 1,739                       1,763
Minority interest                                                               1,595                       1,592
                                                                     ----------------             ---------------
         Total liabilities                                                    115,567                     120,715
                                                                     ----------------             ---------------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued 17,551                                                  176                         176
  Additional paid-in capital                                                  128,070                     128,070
  Accumulated other comprehensive loss                                         (6,652)                     (6,248)
  Retained deficit                                                            (62,211)                    (58,967)
                                                                     ----------------             ---------------
  Total paid-in capital and retained deficit                                   59,383                      63,031
  Less cost of treasury stock (179,700 shares)                                   (470)
                                                                     ----------------             ---------------
         Total stockholders' equity                                            58,913                      63,031
                                                                     ----------------             ---------------
         Total liabilities and stockholders' equity                  $        174,480             $       183,746
                                                                     ================             ===============


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              -----------------------------------   --------------------------------
                                                                  MARCH 31,          MARCH 31,          MARCH 31,         MARCH 31,
                                                                    2001               2000               2000              2001
                                                              -----------------   ---------------   ---------------    -------------
Revenues:
    Net patient services                                       $   30,683       $     23,371         $    59,802        $  23,371
    Net respiratory, medical equipment and supplies sales           2,130             14,359               6,948           22,997
    Net infusion services                                           3,104              2,978               6,089            5,775
                                                               -----------      -------------       ------------       ----------
          Total revenues                                           35,917             40,708              72,839           52,143
                                                               -----------      -------------       ------------       ----------
Cost of revenues:
    Patient services                                               21,207             15,720              41,441           15,720
    Respiratory, medical equipment and supplies sales               1,214              8,434               4,577           12,530
    Infusion services                                               2,224              2,106               4,326            4,177
                                                               -----------      -------------       ------------       ----------
          Total cost of revenues                                   24,645             26,260              50,344           32,427
                                                               -----------      -------------       ------------       ----------
          Gross profit                                             11,272             14,448              22,495           19,716
Selling, general and administrative expenses                        9,212             12,960              18,011           19,092
General and administrative expenses related to Mail-Order
   operations (Note 5)                                                583                                  3,904
Losses due to sale of subsidiary (Note 5)                                                                    354
                                                               -----------      -------------        ------------       ----------
          Operating Income                                          1,477              1,488                 226              624
Interest income                                                      (456)              (558)               (905)            (599)
Interest expense                                                    2,396              2,364               4,883            3,542
Foreign exchange loss                                                                                        391
                                                               -----------      -------------       -------------       ----------
          Loss before income taxes, equity income,
              minority interest and extraordinary loss               (463)              (318)             (4,143)          (2,319)
Benefit (Provision) for income taxes                                  (24)               167                (902)            (488)
Equity in income of and interest income earned
   from U.K. subsidiaries (Note 2)                                                                                          1,101
                                                               -----------      -------------       -------------       ----------
          Loss before minority interest and extraordinary loss       (439)              (485)             (3,241)            (730)
Minority interest                                                       9                                      3
                                                               -----------      -------------       -------------       ----------
          Loss before extraordinary loss                             (448)              (485)             (3,244)            (730)
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                                                                      (759)
                                                               -----------      -------------       -------------       ----------
          Net loss                                             $     (448)              (485)             (3,244)          (1,489)
                                                               ===========      =============       =============       ==========
Basic and diluted loss per share of common
    stock before extraordinary loss                            $    (0.03)             (0.03)              (0.19)           (0.04)
                                                               ===========      =============       =============       ==========
Basic and diluted net loss per share of
    common stock                                               $    (0.03)             (0.03)              (0.19)           (0.08)
                                                               ===========      =============       =============       ==========
Weighted average number of common shares outstanding:
          Basic and diluted                                    $   17,467             17,551              17,510           17,551
                                                               ===========      =============       =============       ==========


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                           ---------------------------------------
                                                                               MARCH 31,             MARCH 31,
                                                                                 2001                   2000
                                                                           -------------------    ----------------
Cash flows from operating activities:
    Net loss                                                               $     (3,244)           $   (1,489)
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                         2,861                 1,984
            Amortization of debt issuance costs                                     570                   416
            Provision for doubtful accounts                                       2,706                 3,156
            Losses due to sale of subsidiary                                        354
            Interest in kind                                                      1,808                   822
            Minority interest                                                         3
            Equity in income of U.K. subsidiaries                                                        (411)
            Extraordinary loss on early extingusishment of debt                                         1,167
            Deferred income taxes                                                (1,819)                 (953)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Decrease/(increase) in accounts receivable                              600                (2,943)
            (Increase)/decrease in inventories                                     (439)                  546
            (Increase) decrease in prepaid expenses and other assets             (1,355)                  182
            Increase in accounts payable and other liabilities                      302                   259
                                                                           -------------           -----------
                Net cash provided by operating activities                         2,347                 2,736
                                                                           -------------           -----------
Cash flows from investing activities:
    Capital expenditures                                                         (1,033)                 (443)
    Proceeds from sale of property and equipment                                     22
    Notes receivable from U.K. subsidiaries - payments received                                        58,983
    Advances to U.K. subsidiaries                                                                        (304)
    Repayment of advances to U.K. subsidiaries                                                          8,390
    Payments for acquisitions - net of cash acquired                             (4,024)                 (502)
    Proceeds from sale of business                                               15,181
    Proceeds limited to future acquisitions                                     (10,666)
                                                                           -------------           -----------
                Net cash (used in) provided by investing activities                (520)               66,124
                                                                           -------------           -----------
Cash flows from financing activities:
    Proceeds from notes payable                                                                         2,083
    Borrowing under revolving loan                                                                        809
    Payments on revolving loan                                                                         (5,307)
    Payments for financing fees and issuance costs                                                     (2,952)
    Payments on long-term debt                                                                        (55,761)
    Payments for treasury shares acquired                                          (470)
    Payments on acquisition loan                                                 (2,036)
                                                                           -------------           -----------
                Net cash used in financing activities                            (2,506)              (61,128)
                                                                           -------------           -----------
Effect of exchange rate on cash                                                     277                  (335)
Decrease in cash due to deconsolidation of U.K. subsidiaries                                           (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                                           30,594
                                                                           -------------           -----------
(Decrease) increase  in cash                                                       (402)               35,393
Cash and cash equivalents, beginning of period                                    7,867                 5,158
                                                                           -------------           -----------
Cash and cash equivalents, end of period                                    $     7,465            $   40,551
                                                                           =============           ===========
Supplemental cash flow information:
  Cash paid for interest                                                    $     2,624            $    2,718
                                                                           =============           ===========
  Cash paid for income taxes, net                                           $       174            $       394
                                                                           =============           ===========


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

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2000. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
      -------------------------------------------------------------
      SIX MONTHS ENDED MARCH 31, 2000
      Net revenues                                     $    80,990
      Gross profit                                          28,709
      Operating income                                       3,066
      Interest income                                         (659)
      Interest expense                                       3,850
      Provision for income taxes                               605
      Net loss                                              (1,489)

3.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the three and six months ended March 31, 2001, the Company had an incremental weighted average of 119 and 59, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the three and six months ended March 31, 2000, the Company had an incremental weighted average of 41 and 20, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. At March 31, 2001 and 2000, the Company had outstanding stock options and warrants to purchase 3,902 and 3,667 shares, respectively, of common stock ranging in price from $2.65 to $12.45 and $4.31 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


3.    EARNINGS PER SHARE (CONTINUED):

      The weighted average number of shares used in the basic and diluted EPS computations for the three and six months ended March 31, 2001 and 2000 are as follows:

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                               ---------------------  ---------------------
                                                                  2001      2000         2001      2000
                                                               -------   -------      -------   -------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock       17,467    17,551       17,510    17,551
                                                                  =======   =======      =======   =======
      Shares used in computation of diluted EPS of common stock   17,467    17,551       17,510    17,551
                                                                  =======   =======      =======   =======

4.    COMPREHENSIVE LOSS:

      Components of comprehensive loss include net loss and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three and six months ended March 31, 2001 and 2000:


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                              ----------------------------  -----------------------------
                                                  2001           2000           2001           2000
                                              -------------  -------------  -------------  --------------
      Net loss                                  $   (448)     $    (485)      $ (3,244)      $(1,489)
      Change in cumulative translation            (1,473)          (474)          (404)       (2,935)
        adjustment
                                                ---------     ----------     ----------      ---------
      Comprehensive loss                        $ (1,921)     $    (959)        (3,648)      $(4,424)
                                                =========      ==========    ==========      =========

5.    BUSINESS COMBINATIONS AND DISPOSALS:

      COMBINATIONS:

      Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to National Health Service Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional amount, payable in cash, of up to approximately $5,600 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase). As of March 31, 2001, $2,189 of the deferred consideration had been earned and paid in cash. The Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000. The pro forma results of operations and related per share information for Nightingale have not been presented as the impact is not material.

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

      In addition to the sale of certain assets, the Company entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer managed the collection of the pre-closing trade receivables through March 30, 2001, the date the Jacksonville, Florida location was formally closed.

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

      The following table illustrates the different components of the restructuring accrual at March 31, 2001.


                                         Employee             Lease
                                       Related Costs       Commitments            Total
                                      ----------------   -----------------  ------------------
         Beginning balance                 $480                $680              $1,160
         Payments made through
            March 31, 2001                 (432)               (141)               (573)
                                      ==========          ===========        ===========
         Ending balance                     $48                $539                $587
                                      ==========          ===========        ===========

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

      Due to the sale of Amcare, the Company recorded losses of $354 and realized a foreign exchange loss of $391 in the first quarter ended December 31, 2000.

      In accordance with the Refinancing, $12,447 of the net proceeds from the sale of Amcare are classified as Assets Limited to Use.

6.    COMMITMENTS AND CONTINGENCIES:

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to August 24, 2001.

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

 7.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the six months ended March 31, 2001, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. home healthcare ("Home Health") operations (formerly hi-tech). The U.K. operations derive its revenues from nursing and para-professional services, and oxygen concentrators and cylinders throughout the U.K. The Home Health operations derive its revenues from infusion and respiratory therapy services and the sale of home medical equipment concentrated in New Jersey and New York.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


7.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      During the six months ended March 31, 2000, the Company operated in three reportable business segments. In addition to the U.K. operations and Home Health operations, the Company operated in the U.S. specialty mail-order pharmaceutical and medical supplies ("Mail-Order") business segment. The Mail-Order operations derived its revenues from mail-order of diabetic test stripes and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products.

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material.

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three and six months ended March 31, 2001 and 2000.


                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                    ---------------------------------------------
                                                        U.K.            U.S.
                                                     OPERATIONS     HOME HEALTH        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  31,783      $   4,134       $  35,917
                                                      ==========    ===========      ==========
        Segment operating profit                      $   2,853      $     131       $   2,984
                                                      ==========    ===========
        Corporate expenses                                                                (924)
        U.S. Mail-Order (Note 5)                                                          (583)
        Interest expense, net                                                           (1,940)
                                                                                     ----------
        Loss before income taxes and minority                                        $    (463)
          interest                                                                   ==========



                                                                   THREE MONTHS ENDED MARCH 31, 2000
                                                  -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER     HOME        TOTAL         TOTAL
                                                                                HEALTH
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  29,604     $ 7,134     $ 3,970     $ 11,104     $ 40,708
                                                      ==========   =========   =========    =========    =========
        Segment operating profit (loss)               $   2,556     $  (346)    $   202     $   (144)    $  2,412
                                                      ==========   =========   =========    =========
        Corporate expenses                                                                                   (925)
        Interest expense, net                                                                              (1,805)
                                                                                                         ---------
        Loss before income taxes, equity income
          and extraordinary loss                                                                         $   (318)
                                                                                                         =========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


7.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                          SIX MONTHS ENDED MARCH 31, 2001
                                                    ---------------------------------------------
                                                        U.K.            U.S.
                                                     OPERATIONS     HOME HEALTH        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  64,848      $   7,991       $  72,839
                                                      ==========    ===========      ==========
        Segment operating profit                      $   5,558      $     270       $   5,828
                                                      ==========    ===========
        Corporate expenses                                                              (1,698)
        U.S. Mail-Order (Note 5)                                                        (3,904)
        Interest expense, net                                                           (3,978)
        Foreign exchange loss (Note 5)                                                    (391)
                                                                                     ----------
        Loss before income taxes and minority interest                               $  (4,143)
                                                                                     ==========
        Identifiable assets, March 31, 2001           $ 136,592      $  11,193       $ 147,785
                                                      ==========    ===========
        Corporate assets                                                                26,108
        U.S. Mail-Order (Note 5)                                                           587
                                                                                     ----------
        Total assets, March 31, 2001                                                 $ 174,480
                                                                                     ==========



                                                                    SIX MONTHS ENDED MARCH 31, 2000
                                                  -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER     HOME        TOTAL         TOTAL
                                                                                HEALTH
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  29,604     $ 14,766    $ 7,773      $ 22,539    $ 52,143
                                                      ==========   =========   =========    =========    =========
        Segment operating profit (loss)               $   2,754     $   (317)   $   290      $    (27)   $  2,727
                                                      ==========   =========   =========    =========
        Corporate expenses                                                                                 (2,104)
        Interest expense, net                                                                              (2,356)
                                                                                                         ---------
        Loss before income taxes, equity income
          and extraordinary loss                                                                         $ (1,733)
                                                                                                         =========
        Identifiable assets, March 31, 2000           $ 148,251     $ 26,571    $ 10,685     $ 37,256    $185,507
                                                      ==========   =========   =========    =========
        Corporate assets                                                                                   24,441
                                                                                                         ---------
        Total assets, March 31, 2000                                                                     $209,948
                                                                                                         =========


      The following tables present certain financial information by reportable business segments and geographic areas of operations pro forma for the six months ended March 31, 2000 as if the U.K. subsidiaries had been consolidated for the entire six months ended March 31, 2000.

                                                               PRO FORMA SIX MONTHS ENDED MARCH 31, 2000
                                                    -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER  HOME HEALTH    TOTAL         TOTAL
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  58,451     $ 14,766    $ 7,773      $ 22,539    $ 80,990
                                                      ==========   =========   =========    =========    =========
        Segment operating profit (loss)               $   4,998     $   (317)   $   290      $    (27)   $  4,971
                                                      ==========   =========   =========    =========
        Corporate expenses                                                                                 (1,906)
        Interest expense, net                                                                              (3,190)
                                                                                                         ---------
        Loss before income taxes and  extraordinary loss                                                 $   (125)
                                                                                                         =========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


8.    STOCK REPURCHASE PROGRAM

      In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of March 31, 2001, the Company had acquired 180 shares for an aggregate purchase price of $470. These shares are reflected as treasury stock in the accompanying balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with principal operations in the United Kingdom ("U.K.") and the United States ("U.S.") The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following two reportable business segments: (i) U.K. operations and (ii) U.S. home healthcare ("Home Health") operations (formerly hi-tech). The Company's U.K. operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions, the U.K.'s second largest home respiratory supplier as well as a leading value-added medical supplies distributor, all with operations located throughout the U.K. The Company's Home Health operations are concentrated in New Jersey and New York.

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

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

      Revenues. Total revenues decreased by $4,791,000 or 11.8% to $35,917,000 for the three months ended March 31, 2001 from $40,708,000 for the three months ended March 31, 2000. This decrease relates primarily to the Company's September 2000 decision to exit the Mail-Order operations ($7,134,000) and to the sale of Amcare in November 2000 ($5,141,000). Partly offsetting the decrease in revenues were increases in the Company's U.K. nursing operations as a result of acquisitions, principally Nightingale Nursing Bureau Limited ("Nightingale"), and continued internal growth ($7,313,000).

      Cost of Revenues. Total cost of revenues decreased by $1,615,000 to $24,645,000 for the three months ended March 31, 2001 from $26,260,000 for the three months end March 31, 2000. As a percentage of total revenue, cost of revenues for the three months ended March 31, 2001 increased to 68.6% in comparison to 64.5% for the prior period. Cost of revenues as a percentage of revenues slightly decreased for respiratory, medical equipment and supplies sales operations (57.0% for the three months ended March 31, 2001 versus 58.7% for the prior period) and slightly increased for infusion services (71.6% for the three months ended March 31, 2001 versus 70.7% for the prior period). Cost of revenues as a percentage of revenues increased for patient services (69.1% for the three months ended March 31, 2001 versus 67.3% for the prior period). The increase in patient services cost is primarily due to the acquisition on Nightingale, which has a higher cost of revenue (81.7%) than the historical U.K. nursing operations (66.7%).

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3,165,000 or 24.4% to $9,795,000 for the three months ended March 31, 2001 from $12,960,000 for the three months ended March 31, 2000. This decrease was primarily due to the Company's September 2000 decision to exit the Mail-Order operations ($3,656,000) and to the sale of Amcare in November 2000 ($832,000). Partly offsetting the decrease was higher levels of overhead costs in the U.K. nursing operations due to acquisitions and to support continued growth ($1,258,000).

      Interest Income. Interest income decreased by $102,000 or 18.3% to $456,000 for the three months ended March 31, 2001 from $558,000 for the three months ended March 31, 2000. This decrease was attributable to the decrease in the level of funds invested.

      Interest Expense. Interest expense increased by $32,000 or 1.4% to $2,396,000 for the three months ended March 31, 2001 from $2,364,000 for the three months ended March 31, 2000.

      (Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $24,000 or 5.2% of loss before income taxes for the three months ended March 31, 2001 versus a provision of $167,000 in the comparable prior period. The difference between the 5.2% effective tax rate for the three months ended March 31, 2001 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $22,792,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Minority Interest. The Company reported minority interest of $9,000 for the three months ended March 31, 2001 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

      Net Loss. As a result of the foregoing, the Company recorded a net loss of $448,000 for the three months ended March 31, 2001 versus $485,000 for the three months ended March 31, 2000.

      SIX MONTHS ENDED MARCH 31, 2001 VS. SIX MONTHS ENDED MARCH 31, 2000

      Revenues. Total reported revenues for the six months ended March 31, 2001 and 2000 was $72,839,000 and $52,143,000, respectively. This represents an increase of $20,696,000 when comparing the six months ended March 31, 2001 to 2000. This increase relates primarily to the change in accounting for the U.K. subsidiaries from the equity method for the first quarter of fiscal 2000 to consolidation as of January 1, 2000 ($28,847,000). In addition, revenues in the Company's U.K. nursing operations increased as a result of acquisitions, principally Nightingale Nursing Bureau Limited ("Nightingale"), and continued internal growth ($14,340,000). Partly offsetting the increase from U.K. operations were declines in revenue due to exiting the Mail-Order operations ($14,766,000) and the sale of Amcare ($7,877,000).

      Cost of Revenues. Total reported cost of revenues for the six months ended March 31, 2001 and 2000 was $50,344,000 and $32,427,000, respectively.
      This represents an increase of $17,917,000 when comparing the six months ended March 31, 2001 to 2000. As a percentage of total revenue, cost of revenues for the six months ended March 31, 2001 increased to 69.1% in comparison to 62.2% for the prior period. Cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales operations (65.9% for the six months ended March 31, 2001 versus 54.5% for the prior period) and decreased for infusion services (71.0% for the six months ended March 31, 2001 versus 72.3% for the prior period). The increase in patient services and respiratory, medical equipment and supplies sales operations is principally attributable to the change in accounting for the U.K. subsidiaries from the equity method to consolidation. Cost of revenues as a percentage of revenues increased for patient services (69.3% for the six months ended March 31, 2001 versus 67.3% for the prior period. The increase in patient services is primarily attributable to the acquisition of Nightingale which has a higher cost of revenue (81.9%) than the historical U.K. nursing operations (66.6%).

      Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the six months ended March 31, 2001 and 2000 was $21,915,000 and $19,092,000, respectively. This represents an increase of $2,823,000 or 14.8% when comparing the six months ended March 31, 2001 to 2000. This increase relates primarily to the change in accounting for the U.K. subsidiaries from the equity method to consolidation ($6,789,000) as well as higher levels of overhead costs in the U.K. operations due principally to acquisitions and to support internal growth ($1,258,000). Partly offsetting the increase in U.K. operations is a decrease in the U.S. Mail-Order operations due to the Company's decision to exit this business in September of 2000 ($4,400,000) and the sale of Amcare on November 22, 2000 ($832,000).

      Losses due to Sale of Subsidiary. In the six months ended March 31, 2001, the Company recorded losses of $354,000 due to the sale of Amcare.

      Interest Income. Reported interest income for the six months ended March 31, 2001 and 2000 was $905,000 and $599,000, respectively. This represents an increase of $306,000 when comparing the six months ended March 31, 2001 to 2000. This increase was attributable to higher interest income earned on a higher level of funds invested.

      Interest Expense. Reported interest expense for the six months ended March 31, 2001 and 2000 was $4,883,000 and $3,542,000, respectively. This represents an increase of $1,341,000 when comparing the six months ended March 31, 2001 to 2000. This variance was primarily attributable to higher level of borrowings combined with higher borrowing rates under the Refinancing than the Company's previous senior indebtedness ("Credit Facility").

      Foreign Exchange Loss. In the six months ended March 31, 2001, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

      Benefit for Income Taxes. The Company recorded a benefit for income taxes amounting to $902,000 or 21.8% of loss before income taxes for the six months ended March 31, 2001 versus $488,000 in the comparable prior period. The difference between the 21.8% effective tax rate for the six months ended March 31, 2001 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $22,792,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. Subsidiaries for the six months ended March 31, 2000 was $319,000, which represents 100% of net income of the Company's U.K. subsidiaries. Interest income earned from U.K. subsidiaries for the six months ended March 31, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 1999, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries in the six months ended March 31, 2001 as the accounting method for the U.K. subsidiaries in fiscal 2001 is consolidation.

      Minority Interest. The Company reported minority interest of $3,000 for the six months ended March 31, 2001 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

      Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the six months ended March 31, 2000, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

      Net Loss. As a result of the foregoing, the Company recorded a net loss of $3,244,000 for the six months ended March 31, 2001 versus $1,489,000 for the six months ended March 31, 2000.

      SIX MONTHS ENDED MARCH 31, 2001 VS. PRO FORMA SIX MONTHS ENDED MARCH 31, 2000

      The following comparisons of the six months ended March 31, 2001 as compared to pro forma March 31, 2000 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire six months ended March 31, 2000.

      Revenues. Total reported revenues for the six months ended March 31, 2001 was $72,839,000 as compared to total pro forma revenues of $80,990,000 for the six months ended March 31, 2000, which represents an decrease of $8,151,000 or 10.1%. This decrease relates primarily to declines in revenue due to exiting the Mail-Order operations ($14,766,000) and the sale of Amcare ($7,877,000). Partly offsetting the decrease is the increase in revenues of the Company's U.K. nursing operations ($14,340,000) as a result of acquisitions, principally Nightingale, and continued growth.

      Cost of Revenues. Total reported cost of revenues for the six months ended March 31, 2001 was $50,344,000 as compared to pro forma cost of revenues of $52,281,000 for the six months ended March 31, 2000, which represents a decrease of $1,937,000. As a percentage of total revenue, cost of revenues for the six months ended March 31, 2001 increased to 69.1% in comparison to 64.6% on a pro forma basis for the prior period. Cost of revenues as a percentage of revenues increased for patient service (69.3% for the six months ended March 31, 2001 versus 67.4% on a pro forma basis for the prior period, increased for respiratory, medical equipment and supplies sales operations (65.9% for the six months ended March 31, 2001 versus 58.7% on a pro forma basis for the prior period) and decreased for infusion services (71.0% for the six months ended March 31, 2001 versus 72.3% for the prior period). The increase in patient services is primarily attributable to the acquisition of Nightingale which has a higher cost of revenue (81.9%) than the historical U.K. nursing operations (66.6%).

      Selling, General and Administrative Expenses. Reported selling, general and administrative expenses for the six months ended March 31, 2001 was $21,915,000 and $25,643,000 on a pro forma basis for the six months ended March 31, 2000, which represents a decrease of $3,728,000 or 14.5%. This decrease is primarily attributable to the Company's decision to exit the Mail-Order operations in September of 2000 ($4,400,000), the sale of Amcare on November 22, 2000 ($1,344,000) and reduced overhead and professional costs in the Company's U.S. Corporate offices ($377,000). The decreases were offset by higher levels of overhead costs in the U.K. operations due principally to acquisitions and to support internal growth ($2,231,000).

      Losses due to Sale of Subsidiary. In the six months ended March 31, 2001, the Company recorded losses of $354,000 due to the sale of Amcare.

      Interest Income. Reported interest income for the six months ended March 31, 2001 was $905,000 compared to $659,000 on a pro forma basis for the six months ended March 31, 2000, which represents an increase of $246,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

      Interest Expense. Reported interest expense for the six months ended March 31, 2001 was $4,883,000 and $3,850,000 on a pro forma basis for the six months ended March 31, 2000, which represents an increase of $1,033,000. This variance was primarily attributable to higher level of borrowings combined with higher borrowing rates under the Refinancing than the Credit Facility.

      Foreign Exchange Loss. In the six months ended March 31, 2001, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

      (Benefit) Provision for Income Taxes. The Company recorded a benefit for income taxes amounting to $902,000 or 21.8% of loss before income taxes for the six months ended March 31, 2001 compared to a pro forma provision of $605,000 for the six months ended March 31, 2000. The difference between the 21.8% effective tax rate for the six months ended March 31, 2001 and the statutory tax rate resulted from non-deductible expenses, primarily amortization of intangible assets.

      Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $22,792,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      Minority Interest. The Company reported minority interest of $3,000 for the six months ended March 31, 2001 representing the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

      Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the six months ended March 31, 2000, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

      Net Loss. As a result of the foregoing, the Company recorded a net loss of $3,244,000 for the six months ended March 31, 2001 versus $1,489,000 for the six months ended March 31, 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL.

      Cash requirements during the six months ended March 31, 2001 for capital expenditures ($1,033,000), payments for acquisitions ($4,024,000) and payment on acquisition loan ($2,036,000) were met through funds generated from operating activities ($2,347,000) and from net payments received from the sale of businesses ($15,181,000).

      In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of March 31, 2001, the Company had acquired 179,700 shares for an aggregate purchase price of $470,000. These shares are reflected as treasury stock in the accompanying balance sheet.

      The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "- Refinancing."

      ACCOUNTS RECEIVABLE.

      The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2001 and September 30, 2000, $15,973,000 (9.2%) and $23,029,000 (12.5%), respectively, of the
      Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to the exiting of the Mail-Order operations and the sale of Amcare. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

      Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2001 and September 30, 2000, the Company's average DSOs were 40 and 51, respectively. The decrease in the DSOs was mainly due to the exiting of the Company's Mail-Order operations.

      REFINANCING.

      General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $115,526,000 at March 31, 2001. The new financing consists of a $64,947,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $14,935,000 in mezzanine indebtedness (the "Mezzanine Loan") and $35,644,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). In the first quarter of fiscal 2000, the Company repaid $55,755,000 from the proceeds of the Refinancing, on its existing senior indebtedness (the "Credit Facility"). In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of deferred financing costs associated with the Credit Facility.

      Senior Credit Facility. The Senior Credit Facility consists of a (i) $39,967,000 term loan A, maturing December 17, 2005, (ii) $17,843,000 acquisition term loan B, maturing December 17, 2006 and (iii) $7,137,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of May 1, 2001, TW UK had outstanding borrowings of approximately $42,572,000 under the Senior Credit Facility. As of May 1, 2001, borrowings under the Senior Credit Facility bore interest at rates of 7.43% to 8.18%.

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

      Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of May 1, 2001, borrowings under the Mezzanine Loan bore interest at a rate of 12.32%.

      Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $117,000. The fair value of the Mezzanine Warrants ($2,263,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

      Senior Subordinated Notes and Warrants. Notes. The Notes consist of $31,812,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

      The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of March 31, 2001, $3,832,000 of PIK Notes have been recorded in the Company's Consolidated Balance Sheet. The Notes mature nine years from issuance.

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

      In addition to the sale of certain assets, the Company entered into a Receivables Management Agreement ("Agreement") with the buyer. Under the terms of the Agreement, the buyer managed the collection of the pre-closing trade receivables through March 3, 2001, the date the Jacksonville, Florida location was formally closed.

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

      The following table illustrates the different components of the restructuring accrual at March 31, 2001.

                                         Employee             Lease
                                       Related Costs       Commitments            Total
                                      ----------------   -----------------  ------------------
         Beginning balance               $480,000           $680,000           $1,160,000
         Payments made through
            March 31, 2001               (432,000)          (141,000)            (573,000)
                                      ------------       ------------         ------------
         Ending balance                   $48,000           $539,000             $587,000
                                      ============       ============         ============


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

      Due to the sale of Amcare, the Company recorded losses of $354,000 and realized a foreign exchange loss of $391,000 in the first quarter ended December 31, 2000.

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

      LITIGATION.

      On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and HPII, breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to August 24, 2001.

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

      As of March 31, 2001, the Company's Notes ($3,812,000) and PIK Notes (3,832,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at March 31, 2001.

                         EXPECTED    WEIGHTED AVERAGE

      FISCAL             MATURITY          RATE
    ----------        --------------------------------
      2001            $  1,715,000     LIBOR +1.18%
      2002               4,996,000     LIBOR +2%
      2003               5,995,000     LIBOR +2%
      2004               7,993,000     LIBOR +2%
      2005               9,992,000     LIBOR +2%
      Thereafter        24,796,000     LIBOR +4.79%
                      ------------
                      $ 55,487,000     LIBOR +3.22%
                      ============

      The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $92,371,000 at March 31, 2001.

                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

                    None

    (b)      Reports on Form 8-K.

                    The Company filed on January 23, 2001 a Report on Form 8-K dated January 22, 2001.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 2001



                               TRANSWORLD HEALTHCARE, INC.


                               By: /s/ John B. Wynne Jr.
                                   ------------------------------
                                   John B. Wynne Jr.
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer and
                                   Duly Authorized to Sign on Behalf of
                                   Registrant)