Form 10-Q
period 2001-06-30
TRANSWORLD HEALTHCARE INC
filed 2001-08-14
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001
                         COMMISSION FILE NUMBER 1-11570

          -------------------------------------------------------------

                           TRANSWORLD HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                             13-3098275
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

   Class                                        Outstanding at August 1, 2001
Common Stock                                          17,288,876 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        THIRD QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I

Item 1.  Financial Statements .......................................................................3

         Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited) and
           September 30, 2000........................................................................4

         Condensed Consolidated Statement of Operations (Unaudited) - For the Three
           and Nine Months Ended June 30, 2001 and June 30, 2000.....................................5

         Condensed Consolidated Statement of Cash Flows (Unaudited) - For the Nine
           Months Ended June 30, 2001 and June 30, 2000..............................................6

         Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................28

                            PART II

Item 4.  Submission of Matters to a Vote of Security Holders.........................................29

Item 6.  Exhibits and Reports on Form 8-K............................................................29


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).


The condensed consolidated financial statements of Transworld Healthcare, Inc. (the "Company") begin on page 4.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30,
                                                                         2001                SEPTEMBER 30,
                                                                     (UNAUDITED)                 2000
                                                                   ---------------          ---------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                        $     9,034              $     7,867
  Accounts receivable, less allowance for doubtful
    accounts of $22,892 and $21,219, respectively                       19,135                   23,029
  Inventories                                                              855                    1,871
  Deferred income taxes                                                 14,307                   12,287
  Assets held for sale                                                                            2,317
  Prepaid expenses and other assets                                      6,804                    5,952
                                                                   -----------              -----------
         Total current assets                                           50,135                   53,323

Property and equipment, net                                              7,103                    7,674
Assets limited to use                                                   17,971                   17,230
Intangible assets, net of accumulated amortization of
    $10,450 and $9,939, respectively                                    85,944                   90,786
Deferred income taxes                                                   10,256                   10,256
Other assets                                                             3,676                    4,477
                                                                   -----------              -----------
         Total assets                                              $   175,085              $   183,746
                                                                   ===========              ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $     3,668              $     3,806
  Notes payable                                                          3,295
  Accounts payable                                                       1,956                    4,101
  Accrued expenses                                                      14,878                   15,789
  Taxes payable                                                          4,163                    3,987
                                                                   -----------              -----------
         Total current liabilities                                      27,960                   27,683

Long-term debt                                                          49,335                   54,670
Notes payable                                                           36,197                   35,007
Deferred income taxes and other                                          1,707                    1,763
Minority interest                                                        1,604                    1,592
                                                                   -----------              -----------
         Total liabilities                                             116,803                  120,715
                                                                   -----------              -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued 17,555                                           176                      176
  Additional paid-in capital                                           128,070                  128,070
  Accumulated other comprehensive loss                                  (7,080)                  (6,248)
  Retained deficit                                                     (62,171)                 (58,967)
                                                                   -----------              -----------
                                                                        58,995                   63,031
  Less cost of treasury stock (266 shares)                                (713)
                                                                   -----------              -----------
         Total stockholders' equity                                     58,282                   63,031
                                                                   -----------              -----------
         Total liabilities and stockholders' equity                $   175,085              $   183,746
                                                                   ===========              ===========





See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        ---------------------------  -------------------------------
                                                                          JUNE 30,        JUNE 30,     JUNE 30,          JUNE 30,
                                                                            2001            2000          2001             2000
                                                                        -----------      ----------  -------------     -------------
Revenues:
    Net patient services                                                 $  32,023         $27,795     $ 91,825          $ 51,166
    Net respiratory, medical equipment and supplies sales                    3,184          12,003        9,273            35,000
    Net infusion services                                                    2,213           2,960        9,161             8,735
                                                                        ----------        --------    ----------        ----------

          Total revenues                                                    37,420          42,758      110,259            94,901
                                                                        ----------        --------    ----------        ----------

Cost of revenues:
    Patient services                                                        22,205          19,447       63,646            35,167
    Respiratory, medical equipment and supplies sales                        2,323           7,243        6,649            19,773
    Infusion services                                                        1,242           2,123        5,820             6,300
                                                                        ----------        --------    ----------        ----------

          Total cost of revenues                                            25,770          28,813       76,115            61,240
                                                                        ----------        --------    ----------        ----------

          Gross profit                                                      11,650          13,945       34,144            33,661

Selling, general and administrative expenses                                 9,162          15,053       27,171            34,145
General and administrative expenses related to Mail-Order
   operations (Note 5)                                                         (14)                       3,890
Legal settlements, net (Note 6)                                                              5,082                          5,082
Losses due to sale of subsidiary (Note 5)                                                                   354
                                                                        ----------        --------    ----------        ----------

          Operating Income (Loss)                                            2,502          (6,190)       2,729            (5,566)

Interest income                                                               (383)           (449)      (1,288)           (1,048)
Interest expense                                                             2,624           2,495        7,508             6,037
Foreign exchange loss                                                                                       391
                                                                        ----------        --------    ----------        ----------

          Income (Loss)  before income taxes, equity income,
              minority interest and extraordinary loss                         261          (8,236)      (3,882)          (10,555)

Provision (Benefit) for income taxes                                           212            (638)        (690)           (1,126)
Equity in income of and interest income earned
   from U.K. subsidiaries (Note 2)                                                                                          1,101
                                                                        ----------        --------    ----------        ----------

          Income (Loss) before minority interest and extraordinary loss         49          (7,598)      (3,192)           (8,328)

Minority interest                                                                9               1           12                 1
                                                                        ----------        --------    ----------        ----------

          Income (Loss) before extraordinary loss                               40          (7,599)      (3,204)           (8,329)

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                                                                      (759)
                                                                        ----------        --------    ----------        ----------

          Net Income (loss)                                              $      40        $ (7,599)    $ (3,204)         $ (9,088)
                                                                        ==========        ========    ==========        ==========


Basic and diluted loss per share of common
    stock before extraordinary loss                                     $    (0.00)       $  (0.43)    $  (0.18)         $  (0.47)
                                                                        ==========        ========    ==========        ==========

Basic and diluted net loss per share of
    common stock                                                        $    (0.00)       $  (0.43)    $  (0.18)         $  (0.52)
                                                                        ==========        ========    ==========        ==========

Weighted average number of common shares outstanding:
          Basic                                                             17,325          17,551       17,448            17,551
                                                                        ==========        ========    ==========        ==========
          Diluted                                                           17,496          17,551       17,448            17,551
                                                                        ==========        ========    ==========        ==========


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                            ----------------------------------
                                                                                               JUNE 30,            JUNE 30,
                                                                                                2001                  2000
                                                                                            ---------------     --------------
Cash flows from operating activities:
    Net loss                                                                                 $  (3,204)         $  (9,088)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                                        4,296              3,718
            Amortization of debt issuance costs                                                    846                882
            Provision for doubtful accounts                                                      3,068              5,921
            Losses due to sale of subsidiary                                                       354
            Interest in kind                                                                     2,998              1,511
            Legal settlements, net                                                                                  5,082
            Minority interest                                                                       12                  1
            Equity in income of U.K. subsidiaries                                                                    (411)
            Extraordinary loss on early extingusishment of debt                                                     1,167
            Deferred income taxes                                                               (2,020)            (2,022)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                                     (1,859)            (2,666)
            (Increase) decrease in inventories                                                    (173)               241
            (Increase) decrease in prepaid expenses and other assets                            (1,292)               266
            (Decrease) increase in accounts payable and other liabilities                         (505)             1,209
                                                                                            -----------         ----------
                Net cash provided by operating activities                                        2,521              5,811
                                                                                            -----------         ----------

Cash flows from investing activities:
    Capital expenditures                                                                        (1,455)              (958)
    Proceeds from sale of property and equipment                                                    24                152
    Notes receivable from U.K. subsidiaries - payments received                                                    58,983
    Advances to U.K. subsidiaries                                                                                    (304)
    Repayment of advances to U.K. subsidiaries                                                                      8,390
    Payments for acquisitions - net of cash acquired                                            (9,014)           (13,428)
    Proceeds from sale of business                                                              15,086
    Proceeds limited to future acquisitions                                                     (1,416)
                                                                                            -----------         ----------
                Net cash provided by investing activities                                        3,225             52,835
                                                                                            -----------         ----------

Cash flows from financing activities:
    Proceeds from notes payable                                                                                     2,048
    Borrowing under revolving loan                                                                                    795
    Payments on revolving loan                                                                                     (5,213)
    Payments for financing fees and issuance costs                                                                 (2,900)
    Payments on long-term debt                                                                                    (55,763)
    Payments for treasury shares acquired                                                         (713)
    Borrowing under acquisition loan                                                                                5,733
    Payments on acquisition loan                                                                (4,042)
                                                                                            -----------         ----------
                Net cash used in financing activities                                           (4,755)           (55,300)
                                                                                            -----------         ----------

Effect of exchange rate on cash                                                                    176             (1,540)
Decrease in cash due to deconsolidation of U.K. subsidiaries                                                       (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                                                       30,594
                                                                                            -----------    ---------------

Increase  in cash                                                                                1,167             29,802

Cash and cash equivalents, beginning of period                                                   7,867              5,158
                                                                                            -----------         ----------
Cash and cash equivalents, end of period                                                     $   9,034           $ 34,960
                                                                                            ===========         ==========
Supplemental cash flow information:
  Cash paid for interest                                                                     $   4,107           $  3,997
                                                                                            ===========         ==========
  Cash paid for income taxes, net                                                            $   1,359           $    269
                                                                                            ===========         ==========

Supplemental disclosure of non-cash investing and financing activities:
    Details of businesses acquired in purchase transactions:
        Fair value of assets acquired                                                       $   13,717          $  18,675
                                                                                            ===========         ==========
        Liabilities assumed and incurred                                                    $      862          $   1,496
                                                                                            ===========         ==========
        Cash paid for acquisitions (including related expenses)                             $    9,478          $  15,509
        Cash acquired                                                                              464              2,081
                                                                                            -----------         ----------
        Net cash paid for acquisitions                                                      $    9,014          $  13,428
                                                                                            ===========         ==========
        Issuance of notes payable                                                           $    3,377
                                                                                            ===========
        Issuance of class A1 common shares of TW UK (as defined in Note 2)                                      $   1,670
                                                                                                                ==========

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

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2000. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.    PRINCIPLES OF CONSOLIDATION:

      On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing"). As a result of the establishment of a voting trust, concurrent with the refinancing, the Company did not hold a majority interest of the board of directors and the holders (the "Investors") of the senior subordinated notes (the "Notes") held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash. Therefore, the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Thus, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and Transworld Healthcare (UK) Limited ("TW UK") amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the Investors approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.    PRINCIPLES OF CONSOLIDATION (CONTINUED):

      The table below presents pro forma condensed consolidated statement of operations data as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
      NINE MONTHS ENDED JUNE 30, 2000
      Net revenues                                                $   123,748
      Gross profit                                                     42,654
      Operating loss                                                  (3,124)
      Interest expense, net                                             5,237
      Benefit of income taxes                                            (33)
      Net loss                                                        (9,088)


3.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the nine months ended June 30, 2001, the Company had an incremental weighted average of 96 options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the three and nine months ended June 30, 2000, the Company had an incremental weighted average of 1 and 14, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position.

      At June 30, 2001 and 2000, the Company had outstanding stock options and warrants to purchase 3,579 and 4,124 shares, respectively, of common stock ranging in price from $4.31 to $12.45 and $2.63 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

      The weighted average number of shares used in the basic and diluted EPS computations for the three and nine months ended June 30, 2001 and 2000 are as follows:

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     JUNE 30,               JUNE 30,
                                                               ---------------------  ---------------------
                                                                  2001      2000         2001      2000
                                                                 -------   -------      -------   -------
Weighted average number of common shares outstanding
 as used in computation of basic EPS of common stock             17,325    17,551       17,448    17,551
Incremental shares of stock options and warrants,
  after application of treasury stock method                        171
                                                                 -------   -------      -------   -------
Shares used in computation of diluted EPS of common stock        17,496    17,551       17,448    17,551
                                                                 =======   =======      =======   =======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.    COMPREHENSIVE LOSS:

      Components of comprehensive loss include net loss and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three and nine months ended June 30, 2001 and 2000:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              ----------------------------  -----------------------------
                                                  2001           2000           2001           2000
                                              -------------  -------------  -------------  --------------
Net income (loss)                               $    40       $ (7,599)       $ (3,204)      $ (9,088)
Change in cumulative translation adjustment        (428)        (1,893)           (832)        (4,828)
                                                -------       --------        --------       ---------
Comprehensive loss                              $  (388)      $ (9,492)         (4,036)      $ (13,916)
                                                =======       ========        ========       =========

5.    BUSINESS COMBINATIONS AND DISPOSALS:

      COMBINATIONS

      During the nine months ended June 30, 2001 Allied Healthcare Group, a subsidiary of TW UK, acquired several flexible staffing agencies for approximately $6,144 in cash and the issuance of $3,295 in demand notes. The transactions include provisions to pay additional amounts, payable in cash, of up to $7,085 in deferred consideration dependent upon future earnings of the acquired entities. The pro forma results of operations and related per share information for these acquisitions have not been presented as the impact is not material.

      Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to National Health Service Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional amount, payable in cash, of up to approximately $5,600 in deferred consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase). As of June 30, 2001, $2,189 of the deferred consideration had been earned and paid in cash. The Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000. The pro forma results of operations and related per share information for Nightingale have not been presented as the impact is not material.

      DISPOSITIONS

      SPECIALTY PHARMACY

      Impairment of Long-Lived Assets

      In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and on September 18, 2000, entered into an agreement, which was completed on October 3, 2000, to sell certain assets of the Mail-Order operations located in Jacksonville, Florida. Under the terms of the transaction, the Company received $2,000 plus an additional $556 representing the book value of on-

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      hand saleable inventory at September 29, 2000. In the fourth quarter of fiscal 2000, the Company recognized a pre-tax charge for impairment of long-lived assets of $12,346 principally reflecting the write-down of intangible assets to their fair value.

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

      The following table illustrates the different components of the restructuring accrual at June 30, 2001.

                                      Employee             Lease
                                    Related Costs       Commitments            Total
                                   ----------------   -----------------  ------------------
      Beginning balance                       $480                $680              $1,160
      Payments made through
         June 30, 2001                        (480)               (160)               (640)
                                   ----------------   -----------------  ------------------
      Ending balance                            $0                $520                $520
                                   ================   =================  ==================

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

      Due to the sale of Amcare, the Company recorded losses of $354 and realized a foreign exchange loss of $391 in the first quarter ended December 31, 2000 as a result of the completion of the transaction.

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

      Effective October 1, 1997, the Company owned 100% of the stock of HMI.

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. The Company has been vigorously defending this action. In June 2001, the parties reached a tentative settlement which if finalized will fully resolve the litigation. The proposed settlement will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

 7.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the nine months ended June 30, 2001, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. home healthcare ("Home Health") operations (formerly hi-tech). The U.K. operations derive its revenues from nursing and para-professional services, and oxygen concentrators and cylinders throughout the U.K. The Home Health operations derive its revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment concentrated in New Jersey and New York.

      During the nine months ended June 30, 2000, the Company operated in three reportable business segments. In addition to the U.K. operations and Home Health operations, the Company operated in the U.S. specialty mail-order pharmaceutical and medical supplies ("Mail-Order") business segment. The Mail-Order operations derived its revenues from the sale of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products.

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

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three and nine months ended June 30, 2001 and 2000.

                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------
                                                        U.K.            U.S.
                                                     OPERATIONS     HOME HEALTH        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  33,154      $   4,266       $  37,420
                                                      ==========    ===========      ==========

        Segment operating profit                      $   3,095      $     131       $   3,226
                                                      ==========    ===========

        Corporate expenses                                                                (738)
        U.S. Mail-Order (Note 5)                                                            14
        Interest expense, net                                                           (2,241)
                                                                                     ----------
        Income before income taxes and minority
        interest                                                                     $     261
                                                                                     ==========


                                                                    THREE MONTHS ENDED JUNE 30, 2000
                                                    -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER     HOME        TOTAL         TOTAL
                                                                                HEALTH
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  33,789     $ 5,005     $ 3,964      $ 8,969     $ 42,758
                                                      ==========   =========   =========    =========    ========

        Segment operating profit (loss)               $   2,092     $ (2,503)   $   183      $ (2,320)   $   (228)
                                                      ==========   =========   =========    =========


        Corporate expenses                                                                                   (880)
        Legal settlements, net (Note 6)                                                                    (5,082)
        Interest expense, net                                                                              (2,046)
                                                                                                         --------
        Loss before income taxes, equity income,
        minority interest and extraordinary loss                                                         $ (8,236)
                                                                                                         ========

                                                          NINE MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------
                                                        U.K.            U.S.
                                                     OPERATIONS     HOME HEALTH        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  98,002      $  12,257       $ 110,259
                                                      ==========    ===========      ==========

        Segment operating profit                      $   8,654      $     401       $   9,055
                                                      ==========    ===========

        Corporate expenses                                                              (2,436)
        U.S. Mail-Order (Note 5)                                                        (3,890)
        Interest expense, net                                                           (6,220)
        Foreign exchange loss (Note 5)                                                    (391)
                                                                                     ----------
        Loss before income taxes and minority
        interest                                                                     $  (3,882)
                                                                                     ==========

        Identifiable assets, June 30, 2001            $ 139,006      $  10,657       $ 149,663
                                                      ==========    ===========

        Corporate assets                                                                25,418

        U.S. Mail-Order (Note 5)                                                             4
                                                                                     ----------

        Total assets, June 30, 2001                                                  $ 175,085
                                                                                     ==========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                    NINE MONTHS ENDED JUNE 30, 2000
                                                    -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER     HOME        TOTAL         TOTAL
                                                                                HEALTH
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  63,393     $ 19,771    $ 11,737     $ 31,508    $  94,901
                                                      ==========   =========   =========    =========    ==========

        Segment operating profit (loss)               $   4,648     $ (2,820)   $   473      $ (2,347)   $   2,301
                                                      ==========   =========   =========    =========

        Corporate expenses                                                                                  (2,785)
        Legal settlements, net (Note 6)                                                                     (5,082)
        Interest expense, net                                                                               (4,989)
                                                                                                         ----------

        Loss before income taxes, equity income,
        minority interest and extraordinary loss                                                         $ (10,555)
                                                                                                         ==========


        Identifiable assets, June 30, 2000            $ 150,802     $ 23,880    $ 10,601     $ 34,481    $ 185,283
                                                      ==========   =========   =========    =========

        Corporate assets                                                                                    25,183
        Receivable of settlement with Prior Owners                                                           5,000
                                                                                                         ----------

        Total assets, June 30, 2000                                                                      $ 215,466
                                                                                                         ==========


      The following tables present certain pro forma financial information by reportable business segment as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

                                                               PRO FORMA NINE MONTHS ENDED JUNE 30, 2000
                                                    -----------------------------------------------------------------
                                                        U.K.         U.S.        U.S.         U.S.
                                                     OPERATIONS   MAIL-ORDER  HOME HEALTH    TOTAL         TOTAL
                                                    ------------- ----------- ------------ ----------- --------------
        Revenues to unaffiliated customers            $  92,240     $ 19,771    $ 11,737     $ 31,508    $ 123,748
                                                      ==========   =========   =========    =========    =========

        Segment operating profit (loss)               $   7,090     $ (2,820)   $   473      $ (2,347)   $  4,743
                                                      ==========   =========   =========    =========

        Corporate expenses                                                                                 (2,785)
        Legal settlements, net (Note 6)                                                                    (5,082)
        Interest expense, net                                                                              (5,237)
                                                                                                         ---------

        Loss before income taxes, minority
        interest and  extraordinary loss                                                                 $ (8,361)
                                                                                                         =========

8.    STOCK REPURCHASE PROGRAM

      In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of June 30, 2001, the Company had acquired 266 shares for an aggregate purchase price of $713. These shares are reflected as treasury stock in the accompanying consolidated balance sheet at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with principal operations in the United Kingdom ("U.K.") and the United States ("U.S.") The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following two reportable business segments: (i) U.K. operations and
(ii) U.S. home healthcare ("Home Health") operations (formerly hi-tech). The Company's U.K. operations include the U.K.'s second largest commercial provider of nursing and para-professional care to the community and U.K. healthcare institutions and the U.K.'s second largest home respiratory supplier, all with operations located throughout the U.K. The Company's Home Health operations are concentrated in New Jersey and New York.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues decreased by $5,338,000 or 12.5% to $37,420,000 for the three months ended June 30, 2001 from $42,758,000 for the three months ended June 30, 2000. This decrease relates primarily to the Company's exit of the U.S. Mail-Order business effective October 2000 ($5,005,000) and to the sale of Amcare in November 2000 ($4,910,000). Revenues from the Company's on going operations increased $4,577,000, principally in the Company's U.K. nursing operations as a result of acquisitions and continued internal growth.

Gross Profit. Total gross profit decreased by $2,295,000 to $11,650,000 for the three months ended June 30, 2001 from $13,945,000 for the three months ended June 30, 2000. As a percentage of total revenue, gross profit for the three months ended June 30, 2001 decreased slightly to 31.1% from 32.6% for the prior period. Gross margins increased for respiratory, medical equipment and supplies sales operations (43.8% for the three months ended June 30, 2001 versus 39.6% for the prior period) principally due to the sale of the Amcare business and slightly decreased for infusion services (27.0% for the three months ended June 30, 2001 versus 28.3% for the prior period) principally due to product mix. Gross margins for patient services were essentially flat year over year (30.7% for the three months ended June 30, 2001 versus 30% for the prior period).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5,905,000 or 39.2% to $9,148,000 for the three months ended June 30, 2001 from $15,053,000 for the three months ended June 30, 2000. This decrease was primarily due to the Company's September 2000 decision to exit the Mail-Order operations ($5,130,000) and to the sale of Amcare in November 2000 ($1,603,000). Partly offsetting the decrease was higher levels of overhead costs in the U.K. nursing operations due to acquisitions and to support continued growth.

Legal Settlements, net. During the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources-Litigation")

Interest Income. Interest income decreased by $66,000 or 14.7% to $383,000 for the three months ended June 30, 2001 from $449,000 for the three months ended June 30, 2000. This decrease was attributable to the decrease in the level of funds invested.

Interest Expense. Interest expense increased by $129,000 to $2,624,000 for the three months ended June 30, 2001 from $2,495,000 for the three months ended June 30, 2000.

(Benefit) Provision for Income Taxes. The Company recorded a provision for income taxes amounting to $212,000 or 81.2% of pre-tax income for the three months ended June 30, 2001 versus a benefit of $638,000 in the comparable prior period. The difference between the 81.2% effective tax rate for the three months ended June 30, 2001 and the statutory tax rate resulted from foreign income taxed at different rates.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $23,000,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Minority Interest. The Company recognized minority interest of $9,000 for the three months ended June 30, 2001 representing the pro rata income related to the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale Nursing Bureau Limited ("Nightingale") consideration.

Net Income. As a result of the foregoing, the Company recorded net income of $40,000 for the three months ended June 30, 2001 versus a net loss of $7,599,000 for the three months ended June 30, 2000.

NINE MONTHS ENDED JUNE 30, 2001 VS. NINE MONTHS ENDED JUNE 30, 2000

Revenues. Revenues for the nine months ended June 30, 2001 and 2000 was $110,259,000 and $94,901,000, respectively. This represents an increase of $15,358,000 when comparing the nine months ended June 30, 2001 to 2000. This increase relates primarily to the change in accounting for the U.K. subsidiaries from the equity method for the first quarter of fiscal 2000 to consolidation as of January 1, 2000 ($28,847,000). In addition, revenues in the Company's U.K. nursing operations increased as a result of acquisitions, principally Nightingale, and continued internal growth ($18,568,000). Partly offsetting the increase from U.K. operations were declines in revenue due to exiting the Mail-Order operations ($19,771,000) and the sale of Amcare ($7,189,000).

Gross Profit. Gross profit increased by $483,000 to $34,144,000 for the nine months ended June 30, 2001 from $33,661,000 for the nine months ended June 30, 2000. As a percentage of total revenue, gross profit for the nine months ended June 30, 2001 decreased to 31.0% from 35.5% for the prior period. Gross margins decreased for respiratory, medical equipment and supplies sales operations (36.5% for the nine months ended June 30, 2001 versus 43.5% for the prior period) principally due to exiting the U.S. Mail Order operations and slightly increased for infusion services (28.3% for the nine months ended June 30, 2001 versus 27.9% for the prior period) principally due to product mix. Gross margins for patient services were essentially flat year over year (30.7% for the nine months ended June 30, 2001 versus 31.3% for the prior period).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2001 and 2000 was $31,061,000 and $34,145,000, respectively. This represents a decrease of $3,084,000 or 9.0% when comparing the nine months ended June 30, 2001 to 2000. This decrease relates primarily to the decrease in the U.S. Mail-Order operations due to the Company's decision to exit this business in September of 2000 ($9,530,000) and the sale of Amcare on November 22, 2000 ($2,016,000).
Partly offsetting this decrease is the change in accounting for the U.K. subsidiaries from the equity method to consolidation ($6,789,000) as well as higher levels of overhead costs in the U.K. operations due principally to acquisitions and to support internal growth ($2,377,000).

Losses due to Sale of Subsidiary. During the nine months ended June 30, 2001, the Company recorded losses of $354,000 due to the sale of Amcare as a result of the completion of the transaction.

Legal Settlements, Net. During the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources - litigation").

Interest Income. Interest income for the nine months ended June 30, 2001 and 2000 was $1,288,000 and $1,048,000, respectively. This represents an increase of $240,000 when comparing the nine months ended June 30, 2001 to 2000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Interest expense for the nine months ended June 30, 2001 and 2000 was $7,508,000 and $6,037,000, respectively. This represents an increase of $1,471,000 when comparing the nine months ended June 30, 2001 to 2000. This variance was primarily attributable to a higher level of borrowings combined with higher borrowing rates resulting from the Refinancing as compared to the Company's previous senior indebtedness ("Credit Facility").

Foreign Exchange Loss. During the nine months ended June 30, 2001, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

Benefit for Income Taxes. The Company recorded a benefit for income taxes of $690,000 or 17.8% of the loss before income taxes for the nine months ended June 30, 2001 versus $1,126,000 during the comparable prior period. The difference between the 17.8% effective tax rate for the nine months ended June 30, 2001 and the statutory tax rate resulted from foreign income taxed at different rates.

Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $23,000,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief is based upon, among other factors, changes in operations over the last few years, management's focus on its business realignment activities and current business strategies primarily with respect to its U.K. operations. Failure to achieve sufficient levels of taxable income might affect the ultimate realization of the net deferred tax assets. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits. Should such strategies be required, they could potentially result in the sale of a portion of the Company's interest in the U.K. operations and repatriation of such proceeds to the U.S. Management expects that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in the income of the U.K. Subsidiaries for the nine months ended June 30, 2000 was $319,000, which represents 100% of net income of the Company's U.K. subsidiaries. Interest income earned from U.K. subsidiaries for the nine months ended June 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 1999, concurrent with the Refinancing. There was no equity in the income of and the interest income earned from the U.K. subsidiaries during the nine months ended June 30, 2001 as the U.K. subsidiaries are consolidated for accounting purposes as of January 1, 2000.

Minority Interest. Minority interest of $12,000 for the nine months ended June 30, 2001 represents the pro rata income related to the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the nine months ended June 30, 2000, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $3,204,000 for the nine months ended June 30, 2001 versus $9,088,000 for the nine months ended June 30, 2000.

NINE MONTHS ENDED JUNE 30, 2001 VS. PRO FORMA NINE MONTHS ENDED JUNE 30, 2000

The following comparisons of the nine months ended June 30, 2001 as compared to pro forma June 30, 2000 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire nine months ended June 30, 2000.

Revenues. Revenues for the nine months ended June 30, 2001 were $110,259,000 as compared to total pro forma revenues of $123,748,000 for the nine months ended June 30, 2000, which represents a decrease of $13,489,000 or 10.9%. This decrease relates primarily to the declines in revenue due to exiting the Mail-Order operations ($19,771,000) and the sale of Amcare ($12,787,000). Partly offsetting the decrease is the increase in revenues of the Company's U.K. nursing operations ($18,568,000) as a result of acquisitions, principally Nightingale, and continued growth.

Gross Profit. Gross profit for the nine months ended June 30, 2001 was $34,144,000 as compared to total pro forma gross profit of $42,654,000 for the nine months ended June 30, 2000. As a percentage of total revenue, gross profit for the nine months ended June 30, 2001 decreased to 31.0% from 34.5% on a pro forma basis for the prior period. Gross margins decreased for respiratory, medical equipment and supplies sales operations (36.5% for the nine months ended June 30, 2001 versus 40.8% on a pro forma basis for the prior period) principally due to exiting the U.S. Mail Order operations and slightly increased for infusion services (28.3% for the nine months ended June 30, 2001 versus 27.9% on a pro forma basis for the prior period) principally due to product mix. Gross margins for patient services were essentially flat year over year (30.7% for the nine months ended June 30, 2001 versus 31.6% on a pro forma basis for the prior period).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2001 were $31,061,000 and $40,696,000 on a pro forma basis for the nine months ended June 30, 2000, which represents a decrease of $9,635,000 or 23.7%. This decrease is primarily attributable to the Company's decision to exit the Mail-Order operations in September of 2000 ($9,530,000), the sale of Amcare on November 22, 2000 ($2,947,000) and reduced overhead and professional costs in the Company's U.S. Corporate offices ($489,000). The decreases were offset by higher levels of overhead costs in the U.K. operations due principally to acquisitions and to support internal growth ($3,028,000).

Losses due to Sale of Subsidiary. During the nine months ended June 30, 2001, the Company recorded losses of $354,000 due to the sale of Amcare as a result of the completion of the transaction.

Legal Settlements, Net. During the quarter ended June 30, 2000, the Company recorded a one-time charge of $10,082,000 related to a settlement with the federal government which was offset by a $5,000,000 settlement with the Prior Owners (see "Liquidity and Capital Resources - litigation").

Interest Income. Interest income for the nine months ended June 30, 2001 was $1,288,000 compared to $1,108,000 on a pro forma basis for the nine months ended June 30, 2000, which represents an increase of $180,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Interest expense for the nine months ended June 30, 2001 was $7,508,000 and $6,345,000 on a pro forma basis for the nine months ended June 30, 2000, which represents an increase of $1,163,000. This variance was primarily attributable to a higher level of borrowings combined with higher borrowing rates resulting from the Refinancing as compared to the Credit Facility.

Foreign Exchange Loss. During the nine months ended June 30, 2001, the Company realized a foreign exchange loss of $391,000 related to the sale of Amcare.

Benefit for Income Taxes. The Company recorded a benefit for income taxes of $690,000 or 17.8% of the loss before income taxes for the nine months ended June 30, 2001 compared to $33,000 on a pro forma basis for the nine months ended June 30, 2000. The difference between the 17.8% effective tax rate for the nine months ended June 30, 2001 and the statutory tax rate resulted from foreign income taxed at different rates.

Minority Interest. Minority interest of $12,000 for the nine months ended June 30, 2001 represents the pro rata income related to the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the nine months ended June 30, 2000, as a result of the write-off of the deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $3,204,000 for the nine months ended June 30, 2001 versus $9,088,000 for the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

Cash requirements during the nine months ended June 30, 2001 for capital expenditures ($1,455,000), payments for acquisitions ($9,014,000) and payments on acquisition loan ($4,042,000) were met through funds generated from operating activities ($2,521,000) and from net payments received from the sale of businesses ($15,086,000).

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of June 30, 2001, the Company had acquired 266,200 shares for an aggregate purchase price of $713,000. These shares are reflected as treasury stock in the consolidated balance sheet at June 30, 2001.

The Company believes it has adequate capital resources to conduct its operations for the next twelve months. The Refinancing has provided funds for additional acquisitions in the U.K., subject to the terms of the Refinancing agreements. Future acquisitions, if completed could have an impact on future cash flow. See "-Refinancing."

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2001 and September 30, 2000, $19,135,000 (10.9%) and $23,029,000 (12.5%), respectively, of the Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to the exiting of the Mail-Order operations and the sale of Amcare. The accounts receivable are substantially due from third-party payors which generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2001 and September 30, 2000, the Company's average DSOs were 46 and 51, respectively. The decrease in the DSOs was mainly due to the exiting of the Company's Mail-Order operations.

REFINANCING.

General. As described more fully below, on December 20, 1999, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $115,171,000 of availability at June 30, 2001. The new financing consists of a $64,087,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $14,887,000 in mezzanine indebtedness (the "Mezzanine Loan") and $36,197,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). In the first quarter of fiscal 2000, the Company repaid $55,755,000 from the proceeds of the Refinancing, on its existing senior indebtedness (the "Credit Facility"). In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of deferred financing costs associated with the Credit Facility.

Senior Credit Facility. The Senior Credit Facility consists of a (i) $39,438,000 term loan A, maturing December 17, 2005, (ii) $17,606,000 acquisition term loan B, maturing December 17, 2006 and (iii) $7,043,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2% to 2.75% per annum. As of August 1, 2001, TW UK had outstanding borrowings of approximately $40,423,000 under the Senior Credit Facility. As of August 1, 2001, borrowings under the Senior Credit Facility bore interest at rates of 7.25% to 8.00%.

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

Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of August 1, 2001, borrowings under the Mezzanine Loan bore interest at a rate of 12.25%.

Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $115,000. The fair value of the Mezzanine Warrants ($2,233,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $31,391,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of June 30, 2001, $4,806,000 of PIK Notes have been recorded in the Company's Consolidated Balance Sheet. The Notes mature nine years from issuance.

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

The following table illustrates the different components of the restructuring accrual at March 31, 2001.

                                Employee             Lease
                              Related Costs       Commitments            Total
                             ----------------   -----------------  ------------------

Beginning balance                   $480,000            $680,000          $1,160,000
Payments made through
   June 30, 2001                    (480,000)           (160,000)           (640,000)
                             ----------------   -----------------  ------------------
Ending balance                            $0            $520,000            $520,000
                             ================   =================  ==================

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

Due to the sale of Amcare, the Company recorded losses of $354,000 and realized a foreign exchange loss of $391,000 in the first quarter ended December 31, 2000 as a result of the completion of the transaction.

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

Effective October 1, 1997, the Company owned 100% of the stock of HMI.

On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. The Company has been vigorously defending this action. In June 2001, the parties reached a tentative settlement which if finalized will fully resolve the litigation. The proposed settlement will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair-value analysis at a later date in connection with the adoption of FAS 142.

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

December 31, 2001        $ 35,331,000
June 30, 2002            $ 32,855,000
December 31, 2002        $ 30,378,000

As of June 30, 2001, the Company's Notes ($31,391,000) and PIK Notes (4,806,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at June 30, 2001.

                   EXPECTED    WEIGHTED AVERAGE
FISCAL             MATURITY          RATE
------             ---------   ----------------
2002             $ 4,930,000     LIBOR +1.7%
2003               5,916,000     LIBOR +2%
2004               7,888,000     LIBOR +2%
2005               9,859,000     LIBOR +2%
Thereafter        24,407,000     LIBOR +4.79%
                 -----------
                 $53,000,000     LIBOR +3.28%
                 ===========

The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $88,418,000 at June 30, 2001.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 21, 2001 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were (1) to elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified and (2) to ratify the appointment by the Company's Board of Directors of Ernst & Young LLP, as independent accountants of the Company for the fiscal year ending September 30, 2001.

The voting results with respect to each proposal are set forth below:

                                                                      ABSTAIN/
               PROPOSAL               FOR            AGAINST         NON-VOTING
               --------               ---            -------         ----------
No. 1 (election of Directors)
     Messrs. Timothy M. Aitken    16,355,727         172,079             -
     Lewis S. Ranieri             16,355,727         172,079             -
     Scott A. Shay                16,408,754         119,052             -
     Jeffery S. Peris             16,355,727         172,079             -
     G. Richard Green             16,355,727         172,079             -
No. 2                             16,516,721          7,985             3,100


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                  None

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2001

                                       TRANSWORLD HEALTHCARE, INC.

                                       By: /s/ John B. Wynne Jr.
                                           -----------------------------------
                                           John B. Wynne Jr.
                                           Vice President and Chief Financial
                                           Officer (Principal Financial
                                           Officer and Duly Authorized to Sign
                                           on Behalf of Registrant)