Form 10-K
period 2001-09-30
TRANSWORLD HEALTHCARE INC
filed 2001-12-20
CIK 890634

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

                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2001
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

Yes  X     No
    --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant as of December 10, 2001 was approximately $14,556,795 based on the closing sale price of $2.50 on such date, as reported by the American Stock Exchange.

         The number of shares outstanding of the registrant's Common Stock, as of December 10, 2001, was 17,288,876.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                           TRANSWORLD HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 2001

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.  Business.................................................................................... 1

Item 2.  Properties................................................................................. 13

Item 3.  Legal Proceedings.......................................................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders........................................ 14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................... 15


Item 6.  Selected Financial Data.................................................................... 15


Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 18

Item 7A. Quantitative and Qualitative Disclosures about Market Risk................................. 34

Item 8.  Financial Statements and Supplementary Data................................................ 35

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure................................................................... 35

                                    PART III

Item 10. Directors and Executive Officers of the Registrant......................................... 36

Item 11. Executive Compensation..................................................................... 39

Item 12. Security Ownership of Certain Beneficial Owners and Management............................. 43

Item 13. Certain Relationships and Related Transactions............................................. 44

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................... 45

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Transworld Healthcare, Inc. (the "Company") is a provider of a broad range of health care services and products with operations in the United Kingdom ("U.K.") and the United States ("U.S."). The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following reportable business segments: (i) U.K. operations ("U.K. Operations"); and (ii) U.S. home healthcare operations ("Home Healthcare Operations"). The Company's U.K. Operations supply nursing and para-professional care to the community and U.K. healthcare institutions and medical grade oxygen to the U.K. pharmacy market and private patients in Northern Ireland. The Company's Home Healthcare Operations are concentrated in New Jersey and New York.

The Company was a provider of specialty mail-order pharmaceuticals and medical supplies. On October 3, 2000, the Company sold a substantial portion of the assets of its U.S. mail-order operations ("Mail-Order Operations") and subsequently closed this business segment. In addition, on November 22, 2000, the Company sold its U.K. subsidiary Amcare, Ltd. ("Amcare"). (See Note 3 of the Notes to Consolidated Financial Statements).

On December 20, 1999, the Company's U.K. subsidiaries obtained new financing (the "Refinancing"). Concurrent with the Refinancing, the Company placed 100% of its ownership interest in Transworld Healthcare (UK) Limited ("TW UK") into a Voting Trust (as further defined and described in Liquidity and Capital Resources). As a result of the provisions of the Voting Trust the Company did not control a majority of the board of directors and the holders of the senior subordinated notes issued pursuant to the Refinancing held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash. As a result of these rights, for accounting purposes the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, Transworld Holdings (UK) Limited ("UK Parent"), as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and TW UK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) were amended to eliminate the requirement that the holders of the Notes (the "Investors") approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

The Company's principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and the Company's telephone number at that location is
(212) 750-0064.

STRATEGY

The Company's principal strategic focus is to become the leading provider of flexible staffing and services to the U.K. health care industry. The Company's growth strategy is to take advantage of policy moves by the U.K. government funded National Health Service ("NHS") and by private payors seeking to treat a larger number of patients than in the past and to shorten waiting lists for access to care, as well as the general trend of local government toward outsourcing its home care requirements to private industry.

It has been and will continue to be the Company's intention to focus on internal growth, as well as to acquire additional nursing and other care giving operations to expand and complement its existing operations. The Company believes that the health care flexible staffing and services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, the Company acquired twelve, twelve, and ten nursing and care giving operations in the U.K. during fiscal 2001, 2000 and 1999, respectively.

On September 27, 2001 TW UK acquired all of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100,000 in cash, $14,800,000 in demand notes plus an additional sum of up to approximately $30,800,000 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for the fiscal year ended September 30, 2002.

In addition to the acquisition of Staffing Enterprise, during fiscal 2001 the U.K. Operations acquired a total of eleven other flexible staffing agencies for approximately $9,100,000 in cash and the issuance of $5,700,000 in demand notes. The transactions include provisions to pay additional amounts, payable in cash, of up to $13,000,000 in contingent consideration dependent upon future earnings of the acquired entities.

The Company believes that valuations for health care staffing and services companies in the U.K. market are significantly more attractive than in the U.S. Therefore, the Company has executed a program to establish its U.K. Operations as a stand-alone entity with its own financing in order to execute an aggressive expansion program. On December 20, 1999, the Company's U.K. subsidiaries completed a $125,700,000 refinancing which repaid the Company's existing senior indebtedness of $55,755,000 and provided approximately $46,000,000 for additional acquisitions in the U.K. In September 2001, borrowings of the U.K. subsidiaries were increased by $73,000,000 to fund the acquisition of Staffing Enterprise and provide additional resources for future acquisitions (See "Liquidity and Capital Resources - Refinancing").

The Company believes that structuring its U.K. Operations as a stand alone entity, may enable the U.K. subsidiaries to raise capital on more favorable terms than may be available currently in the U.S. In addition it may help to position the Company to maximize the value of its ownership interest in the U.K. Operations, whether by way of a public offering of the U.K. Operations' shares, through a strategic business combination, or other alternative means. The Company is evaluating these options.

U.K. OPERATIONS

The Company's U.K. Operations provide patient services, principally nursing and para-professional services and respiratory therapy products to patients throughout the U.K.

During fiscal 2001, the Company derived 89.3% of its consolidated revenues from its U.K. Operations, with the following contributions by product line: 94.7% of its U.K. revenues from patient services, 2.1% from specialty pharmaceutical and medical supplies and 3.2% from respiratory therapy. For a discussion of revenues from external customers, a measure of profit or loss and total assets for U.K. Operations, refer to Note 13 of the Notes to Consolidated Financial Statements beginning on page F-28. For a discussion of long-lived assets located in the U.K., refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18.

PATIENT SERVICES.

The Company offers its patient services in the U.K. through Allied Healthcare
(UK) Ltd ("Allied"), Nightingale Nursing Bureau Limited ("Nightingale"), Crystalglen Limited (operating under the trade name "Nurses Direct"), Balfor Medical Limited ("Balfor") and Staffing Enterprise. These entities, which operate 105 branches, are commercially oriented providers of nursing and care staff services to a broad range of clients, particularly NHS Trusts, nursing homes, private clients and local authority social services departments.

Allied was founded in 1972 as a home nursing service and has expanded through the establishment and acquisition of branch offices throughout the U.K. Allied's network includes both Company owned and managed branches and those operated by third party superintendents. Under the superintendent model, branches are operated by self employed individuals who are responsible for the operating costs of the branch and receive a percentage of the gross profit. Allied is responsible for centralized support services, including payroll administration, accounts receivable collections, quality assurance and regulatory affairs, contract administration and central sales and marketing services. Allied owned and managed branches principally operate where the business will not easily support superintendent status or where the branch is newly acquired and has not been fully integrated into the network. In a managed branch all operating costs are the responsibility of Allied. As of September 30, 2001, Allied is represented by 57 superintendent branches and 29 managed branches.

Nightingale was acquired in April 2000 and is a provider of nursing and care staff to the NHS and independent sector in London. Nightingale primarily recruits its nurses from Australia, where it maintains a branch, and other Commonwealth countries.

Nurses Direct, which was acquired in June 2001, operates a nursing and care agency with 14 branches in South East England.

Balfor, which was acquired in August 2001, provides qualified nurses, specialized theatre staff and nursing auxiliaries to hospitals in the Midlands and Northern England.

Staffing Enterprise, which was acquired in September 2001, is a London based provider of temporary staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

The Company believes that the demand for most forms of nursing and other health care services is expected to increase in the medium term as the U.K. population grows older in line with demographic trends. Consequently, the Company anticipates that requirements for temporary nursing services will increase in the future, benefiting the Company's flexible staffing operations.

RESPIRATORY THERAPY.

The Company offers its U.K. respiratory therapy through Allied Oxycare Ltd ("Oxycare") and Medigas Ltd ("Medigas").

Respiratory Therapy. Medigas and its parent Oxycare service patients with respiratory diseases either directly at home or via the community pharmacist. Medigas supplies filled oxygen cylinders to pharmacies for patients at home who require lower volumes of oxygen per day or who may have temporary respiratory conditions. These services are offered throughout the U.K. Oxycare provides oxygen concentrators, which filter room air to provide a 95% oxygen gas, to patients in their homes in Northern Ireland.

QUALITY ASSURANCE; DEPARTMENT OF HEALTH LICENSES

The Company's U.K. Operations maintain quality assurance policies and procedures and monitor operations to provide quality care and services to patients and health care professionals in the U.K. Where appropriate, the Company's U.K. Operations operate under license of the U.K. Department of Health and Medicines Control Agency ("MCA"), subject to the terms and conditions of service demanded by such licensing authority.

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

The Company's U.K. nursing operations market their nursing agency service via their branch network and their staff within each of its independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity.

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

As in many European and U.S. markets, the escalating pressures to reduce the cost of health care has, for some lines of business (prescribed products and services, including cylinder oxygen, concentrators and medical supplies) in the Company's U.K. Operations, resulted in reductions in reimbursement rates. However, the Company's intended focus towards offering integrated home health care could result in an overall cost saving leading to, the Company believes, substantial sales opportunities for the Company's U.K. Operations.

RECRUITING AND TRAINING OF PERSONNEL

The Company's U.K. Operations recruit, train, provide on-going education, offer benefits and other programs to its staff appropriate to their needs and the requirements of the business. Recruiting of staff is conducted primarily through referral, advertising, direct contact with employment and governmental organizations and through the use of competitive salary and benefit packages.

The U.K. health care industry continues to face shortages of certain qualified personnel. The Company's nursing operations experience significant competition in recruiting qualified health care personnel. Most of the registered and licensed health care professionals employed by the Company are also registered with and accept placements from competitors. Nightingale primarily recruits its nurses from Australia, where it maintains a branch, and other Commonwealth countries.

THIRD-PARTY REIMBURSEMENT

For the years ended September 30, 2001 and 2000, the Company's U.K. Operations received approximately 61.3% and 60.5%, respectively of revenues from U.K. governmental payors (primarily the NHS). The remaining 38.7% and 39.5%, respectively of revenues were derived from products and services provided to the private health care sector and other commercial organizations, such as privately owned nursing homes.

In general, reimbursement is received regularly and reliably from all governmental department payors and this is also the case for most of the remaining customer base. The Company's U.K. Operations generally collect payments from third-party payors within two months after products are supplied or services are rendered but pays its accounts payable and employees currently.

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

COMPETITION

The Company believes that there are no major integrated service providers and few multi-regional or national providers of any individual healthcare product or service in the U.K. The Company also believes that home health care providers who possess the infrastructure to provide an integrated network of products and services will have significant growth opportunities.

The Company believes that the principal competitive factors in the U.K. healthcare flexible staffing market are: quality of care; breadth of services; reputation and professional presentation; innovation; execution; and value for services. The Company believes that the success of its U.K. Operations is dependent on the above factors.

The Company's U.K. Operations' compete with local and national companies. The Company's nursing agency business is the second largest in the U.K.; however, the largest competitor is approximately three times larger in revenues.

PATENTS AND TRADEMARKS

The Company's U.K. Operations own no patents. The Company's U.K. Operations operate under the following trade names: "Allied Healthcare Group Ltd," "Allied Healthcare (UK) Ltd," "Medicare," "Medigas Ltd," "Allied Oxycare Ltd," "Omnicare Ltd," "Transworld Healthcare (UK) Ltd," "Nightingale Nursing Bureau Ltd," "Nursing UK," "Balfor Medical Ltd," "Crystalglen Ltd" (trading as Nurses Direct), "Staffing Enterprise Ltd," and "Staffing Enterprise (PSV) Ltd." Trademarks have been registered in the U.K. for the following names: Omnicare, FlexMed, Allied Healthcare and Nightingale Nursing Bureau. The Company does not believe that its business in the U.K. is dependent upon the use of any patent or trademark or similar property.

EMPLOYEES

As of October 31, 2001, the Company's U.K. Operations employed approximately 553 full-time employees and 84 part-time employees.

In addition, the Company's U.K. Operations maintain registers of approximately 26,910 registered nurses, carers and aides available to staff home and health service nursing arrangements on a temporary basis. The Company considers its relationships with its U.K. employees to be satisfactory.

U.S. OPERATIONS

During fiscal 2001, the Company derived 100% of its U.S. revenues from Home Healthcare Operations (formerly Hi-Tech Operations). For a discussion of revenues from external customers, a measure of profit or loss and total assets for U.S. operation, refer to Note 13 of the Notes to Consolidated Financial Statements beginning on page F-28.

HOME HEALTHCARE OPERATIONS.

The Company's Home Healthcare Operations provide the following services and products in the U.S.: (i) infusion therapy; (ii) respiratory therapy; and (iii) home medical equipment. The Company's Home Healthcare Operations are concentrated in New Jersey and New York. During fiscal 2001, the Company's Home Healthcare Operations derived 75.4% of its revenues from infusion therapy, 19.9% from respiratory therapy and 4.7% from home medical equipment.

Infusion Therapy. Infusion therapy involves the intravenous administration of antibiotics, nutrients or other medications to patients at home usually as a continuation of treatment initiated in the hospital. The Company's related support services include patient training in the self-administration of infusion therapies, nursing support, pharmacy operations and related delivery services and insurance reimbursement assistance. The U.S. Company offers these therapies and services to patients in the New York metropolitan area and in New Jersey from its facility located in Clark, New Jersey.

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

QUALITY ASSURANCE; JCAHO ACCREDITATIONS

The Company maintains quality assurance policies and procedures and closely monitors operations in order to provide high quality care with respect to the services it offers. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a not-for-profit private organization that has established standards for health care organizations, has granted accreditation status to all of the Company's Home Healthcare Operations. The Company believes that accreditations of its eligible facilities by JCAHO is a prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.

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

The Company currently employs full-time sales representatives for its Home Healthcare Operations. The Company uses primarily the same sales force to cross-market its products and services.

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

For the year ended September 30, 2001, 15.8% and 19.8%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. For the year ended September 30, 2000, 52.6% and 12.1%, respectively, of the Company's U.S. revenues were directly attributable to the Medicare and Medicaid programs. The decrease in the percentage of revenues directly attributable to Medicare during the year ended September 30, 2001 versus 2000 was primarily the result of the closing of the Company's Mail-Order Operations, which derived most of its revenues from Medicare.

SUPPLIERS

The Company purchases its equipment and supplies, including drugs, home medical equipment, nutritional solutions and other materials required in connection with its therapies from various suppliers. The Company believes that there are a number of available sources of supply for the Company's products.

COMPETITION

The U.S. home health care market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. The Company competes with a large number of companies, including numerous local, regional and national companies, in all areas in which it conducts business. The Company believes that the principal competitive factors in the U.S. are quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; general reputation with physicians, other referral sources and potential patients; and for certain payors, price.

PATENTS AND TRADEMARKS

The Company owns no patents in the U.S. The Company owns the following service marks in the U.S.: "Advocate Home Care," "PLANETWELLNESS," PLANETWELLNESS.COM and "Respiflow." In addition, the Company owns the PLANETWELLNESS and PLANETWELLNESS.COM service marks in numerous countries in Europe. The Company does not believe that its business is dependent upon the use of any patent, trademark or similar property.

EMPLOYEES

As of October 31, 2001, the Company had approximately 81 full-time employees and approximately 26 part-time employees in the U.S. The Company considers its relationship with its U.S. employees to be satisfactory.

GOVERNMENT REGULATION

U.K. GOVERNMENT REGULATION.

General. The Company's U.K. Operations are subject to regulation by the government of the U.K. via acts of Parliament related to health care provision.

Approximately 81% of health care in the U.K. is provided under the NHS with the remaining 19% being provided by private health care organizations. However, all care provision is regulated by statute and under the general health regulations of the Department of Health.

Health Care Reform. The U.K. Government has carried out an in-depth review of healthcare provision in the U.K. and its regulation to ensure consistent quality in provision of staff and other aspects of care outside the NHS. This began in 1998 when the Government released a green paper "Towards a Healthier Future" and two white papers, one concerned with community care and the second with primary care reforms.

The current Labour government has continued to develop the previous Conservative government's plans of devolving decisions on patient care down to the family doctor. Primary Care Groups based in local communities are now in operation, which will increasingly mean that decisions related to patient care and the funding required will be decided by a group representing general practitioners, nurses, pharmacists and community care workers operating in conjunction with the District Health Authorities and Local Authorities.

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

The U.K. operations are regulated by the Nurses Agencies Act 1957 and 1961 Amendment (England and Wales) and the 1951 Nurses (Scotland) Act. A new Act, the Care Standards Act 2000, is coming into force (along with regulations made pursuant to it) which will replace existing legislation in this area and which will govern the standards of independently provided health care in England and Wales, with the Regulation of Care (Scotland) Act 2001 applicable to Scotland. Regulatory changes include the establishment of a commission in April 2002 to regulate health care services and social care, including nurses agencies, and new national minimum standards to be applied to providers of services. Contracts between nurses agencies and NHS trusts for the provision of services will be reviewed by a second new commission. In addition, Allied is accredited by various U.K. social services agencies for the supply of carers to the Community Services, within that specific area. The MCA has granted licenses to Medigas for the production and distribution of medical grade oxygen to pharmacies throughout the U.K.

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

Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. The Balanced Budget Act of 1997 (the "Balanced Budget Act") made several changes to the Medicare reimbursement system that affect payment for the products provided by the Company. Some of these provisions include a 5% reduction of Medicare payment rates for respiratory drugs, a requirement that skilled nursing facilities provide directly and bundle into their payment certain items (including medical supplies, which may have been previously provided by outside suppliers) a freeze on the update factor for durable medical equipment and supplies, and parenteral and enteral equipment and supplies, a provision regarding billing for upgraded medical equipment, and authorization for a competitive pricing demonstration program. Under the Social Security Act's authority to the Centers for Medicare & Medicaid Services ("CMS") (formerly the Health Care Financing Administration) to alter certain reimbursement rates that are not inherently reasonable, Medicare is proposing additional inherent reasonableness cuts to Medicare payment rates for albuterol sulfate (a respiratory drug), enteral formulas and various other products. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and S-CHIP Balanced Budget Refinement Act of 1999, better known as the Provider Relief Act. The Provider Relief Act provided that CMS could not use or permit its contractors to use the inherent reasonableness process until after:
(i) the Comptroller General of the United States issues a report regarding the impact of CMS's and/or its contractor's use of such authority; and (ii) CMS has published final regulations implementing the agency's inherent reasonableness authority. On July 7, 2000 the General Accounting Office released a report that concluded that CMS and its contractors had used their inherent reasonableness authority properly, but criticized some of the methodologies utilized for determining when a payment rate was inherently unreasonable as well as certain CMS contractor methodologies utilized for arriving at the proposed new payment amounts. In response, CMS agreed to publish a new final rule that will include methodology requirements for determining inherent reasonableness reductions amounts before moving ahead with the proposed inherent reasonableness reductions. Such regulations have not been adopted by CMS. Consequently, it is unclear if or when CMS will be able to implement any of its previously proposed inherent reasonableness reductions for albuterol sulfate, enteral formulas, or any other items and services supplied by the Company to Medicare beneficiaries.

The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system such as prescription drug benefit for all Medicare beneficiaries. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's consolidated business, financial position, cash flows or results of operations.

Permits and Licensure. The Company's facilities are subject to state licensure laws, including licensing from state boards of pharmacy. Federal laws require the Company's facilities to comply with rules applicable to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the United States Department of Justice and to meet certain requirements concerning security, record keeping, inventory controls, prescription and order forms and labeling. The Company's pharmacists and nurses also are subject to state licensing requirements. The Company believes that it is in substantial compliance with all applicable licensure requirements.

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

The U.S. Department of Health and Human Services' ("HHS") Office of Inspector General ("OIG") has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute.

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

A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $11,000 per false claim. Actions to enforce the False Claims Act may be commenced by a private citizen (otherwise known as a qui tam relator) on behalf of the Federal government, and such private citizens can receive a percent of the government's recovery.

On August 4, 2000 the Company reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to its settlement with the federal government, the Company reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Company also agreed to a corporate integrity agreement ("CIA") with the Office of Inspector General related to the Mail-Order operations. The Company's obligations under the CIA were completed on November 2, 2001.

The Company carefully monitors its submissions of Medicare and Medicaid claims and all other claims for reimbursement and the Company uses its best efforts to ensure that such claims are not false or fraudulent. However, to the extent the Company was investigated and/or found to have violated these laws, it could have a material adverse effect on the Company.

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

The Company continues to review all aspects of its operations and believes that it is in substantial compliance with all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these provisions. The Company intends to monitor developments under these Federal and state fraud and abuse laws. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state fraud and abuse laws may have on the Company's consolidated business, financial position, cash flows or results of operations.

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

ITEM 2.   PROPERTIES.

The Company owns one and leases fifty-five facilities in the U.K. (of which twenty-six are for a period of three months or less) and leases a total of three facilities in the U.S. Management believes that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its present facilities are well maintained and are suitable for it to continue its existing operations. See Note 12 of the Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS.

On April 13, 1998, a shareholder of the Company, purporting to sue derivatively on behalf of the Company, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott
A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain officers and directors of the Company, and Hyperion Partners II L.P. (the "HPII"), breached fiduciary duties to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to HPII in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit. The most recent stipulation provides for an extension to January 18, 2002.

On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. The Company has been vigorously defending this action. In June 2001, the parties reached a settlement, which was approved by the court in November 2001, that fully resolved the litigation. The settlement will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

On August 4, 2000 the Company reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to its settlement with the federal government, the Company reached a final settlement with the Prior Owners in connection with an ongoing dispute with such persons. The Company also agreed to a CIA with the Office of Inspector General related to the Mail-Order operations. The Company's obligations under the CIA were completed on November 2, 2001.

During the normal course of business, the Company continues to carefully monitor and review its submission of Medicare, Medicaid and all other claims for reimbursement and the Company uses its best efforts to ensure that such claims are not false or fraudulent. However, to the extent the Company is investigated in the future and/or found to have violated these laws, it could have a material adverse effect on the Company. The Company believes that it is in substantial compliance in all material respects with applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, cash flows or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is quoted on the American Stock Exchange ("Amex") and is traded under the symbol "TWH." The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock on Amex.

            PERIOD                                  HIGH               LOW
            ------                                  ----               ---

Year Ended September 30, 2000:
   First Quarter...............................   $ 3-1/8          $   1-1/2
   Second Quarter..............................     3-5/8              1-5/8
   Third Quarter...............................     2-7/8             1-7/16
   Fourth Quarter..............................     2-3/8              1-3/8

Year Ended September 30, 2001:
   First Quarter...............................     1-9/16             11/16
   Second Quarter..............................          3             15/16
   Third Quarter...............................     3-3/16            2-7/32
   Fourth Quarter..............................    4-13/16           2-15/32
Year Ended September 30, 2001:
   First Quarter (through December 10, 2001)...     3-3/32           2-13/32

As of December 10, 2001, there were approximately 157 stockholders of record of the Common Stock.

The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial position, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. Under the terms of the Company's former senior secured revolving credit facility (the "Credit Facility"), the Company was prohibited from paying dividends or making other cash distributions. Under the terms of the Refinancing (as defined and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), the Company's U.K. subsidiaries are prohibited from paying dividends or making other cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." See also "Executive Compensation -Stock Option Plans."

ITEM 6.   SELECTED FINANCIAL DATA.

The financial data for the two years ended September 30, 2001 and balance sheet data as of September 30, 2001 and 2000 as set forth below have been derived from the consolidated financial statements of the Company, audited by Ernst & Young, LLP, for the periods indicated and should be read in conjunction with those consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The financial data for the year ended September 30, 1999 as set forth below has been derived from the consolidated financial statements of the Company, audited by PricewaterhouseCoopers LLP, for the period indicated and should be read in conjunction with those consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, the selected financial data should be read in conjunction with "Business - General" and "Management's

Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                             ELEVEN MONTHS
                                                                                                                  ENDED
                                                            YEAR ENDED SEPTEMBER 30,                        SEPTEMBER 30, (2)
                                        ------------------------------------------------------------------------------------
                                            2001            2000(1)             1999             1998             1997
                                        -------------  -----------------  --------------      -----------    ---------------
FINANCIAL DATA:
Total revenues...................        $154,633          $135,408           $154,728           $155,309           $ 93,444
Gross profit.....................          47,979            45,627             55,318             58,117             42,057
Selling, general and administrative
  Expenses.......................          37,382            49,041             57,946             51,980             42,931
General and administrative expense
  related to Mail-Order operations          3,883
Losses due to sale of subsidiary              354
(Gain) on sale of assets(3)......                                                                  (2,511)              (606)
Legal settlements, net...........                             5,082 (4)
Restructuring charge.............                             1,288 (5)
Impairment of long-lived assets..                            15,073 (6)                                               16,677 (7)
Equity in loss of HMI, net.......                                                                                     18,076
                                     -------------   --------------    ---------------      -------------    ---------------
Operating income (loss)..........           6,360           (24,857)            (2,628)             8,648            (35,021)
Interest expense, net............           8,433             7,847              5,218              5,651              2,792

Foreign exchange loss............             400
Provision (benefit) for income             24,117            (7,348)              (500)             1,844             (5,078)
  taxes(10)
Equity in income of and interest
  income earned from U.K.
  subsidiaries.....................                           1,101 (1)
Minority interest..................            22               (70)
                                     -------------   --------------    ---------------      -------------    ---------------
(Loss) income before extraordinary
  loss...........................         (26,612)          (24,185)            (7,346)             1,153            (32,735)
Extraordinary item(8)............                               759
                                     -------------   --------------    ---------------      -------------    ---------------
Net (loss) income................       $ (26,612)        $ (24,944)         $  (7,346)          $  1,153     $      (32,735)
                                     =============   ==============    ===============      =============    ===============
(Loss) income per share of common
  stock before extraordinary
  item(9):
Basic............................       $   (1.53)        $   (1.38)           $ (0.42)          $   0.07           $  (2.56)
                                     =============   ==============    ===============      =============    ===============
Diluted.........................        $   (1.53)        $   (1.38)           $ (0.42)          $   0.07           $  (2.56)
                                     =============   ==============    ===============      =============    ===============
Net (loss) income per share of
  common stock(9):
Basic............................       $   (1.53)        $   (1.42)           $ (0.42)          $   0.07           $  (2.56)
                                     =============   ==============    ===============      =============    ===============
Diluted..........................       $   (1.53)        $   (1.42)           $ (0.42)          $   0.07           $  (2.56)
                                     =============   ==============    ===============      =============    ===============
Weighted average number of common
  shares outstanding(9):
Basic............................          17,408            17,551             17,547             17,327             12,794
                                     =============   ==============    ===============      =============    ===============
Diluted..........................          17,408            17,551             17,547             17,488             12,794
                                     =============   ==============    ===============      =============    ===============

                                                                    SEPTEMBER 30,
                                  -----------------------------------------------------    ------------
                                    2001          2000          1999            1998          1997
                                  ----------    ----------    ----------      ---------    ------------
BALANCE SHEET DATA:
Working capital............      $ 19,730        $ 25,640     $ 26,005        $39,148         $26,411
Accounts receivable, net...        29,555          23,029       30,814         32,223          31,475
Total assets...............       248,073         183,746      172,121        179,708         201,281
Long-term debt.............       175,913          89,677       54,407         57,307          61,400
Total shareholders' equity.        36,354          63,031       91,274        101,905          81,905

--------------------

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

(3) The Company recorded a gain of $2,511,000 on the sale of Transworld Home Healthcare - Nursing Division, Inc. ("TNI") in the year ended September 30, 1998. The Company recorded a gain of $606,000 on the sale of Radamerica, Inc. in the eleven months ended September 30, 1997.

(4) The Company recorded a net charge of $5,082,000 related to legal settlements in the year ended September 30, 2000.

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

(7) The Company reported special charges totaling $16,677,000 in the eleven months ended September 30, 1997 resulting from a $1,841,000 non-cash charge related to impairment of the investment in HMI, as well as to record estimated costs, fees and other expenses related to completion of substantially all of the assets of HMI to Counsel Corporation (the "HMI Asset Sale"), a $12,079,000 non-cash charge for the write-off of goodwill and other intangible assets related to exiting the wound care and orthotic product lines of DermaQuest, Inc. ("DermaQuest"), a $1,622,000 non-cash charge for the termination of the agreements to purchase the VIP Companies, a $437,000 charge for closure of the Company's pulmonary rehabilitation center in Cherry Hill, New Jersey, and $698,000 of other charges.

(8) The Company recorded a non-cash, after tax, extraordinary charge of $759,000 (net of tax benefit of $408,000) in the fiscal year ended September 30, 2000 as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Company's Credit Facility.

(9) Weighted average shares have been restated for the eleven months ended September 30, 1997 to reflect the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"("EPS"). SFAS No. 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS.

(10) During the year ended September 30, 2001, the Company established a full valuation allowance against its deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a provider of a broad range of health care services and products with principal operations in the U.K. and the U.S. The Company provides the following services and products: (i) patient services, including nursing and para-professional services; (ii) respiratory therapy and home medical equipment; and (iii) infusion therapy. The Company provides these services and products from the following two reportable business segments: (i) U.K. operations and
(ii) U.S. Home Healthcare operations (formerly Hi-Tech). The Company's U.K. operations supply nursing and para-professional care to the community and U.K. healthcare institutions and medical grade oxygen to the U.K. pharmacy market and private patients in Northern Ireland. The Company's Home Healthcare operations are concentrated in New Jersey and New York.

The Company was a provider of specialty mail-order pharmaceuticals and medical supplies. On October 3, 2000, the Company sold a substantial portion of the assets of its U.S. Mail-Order Operations and subsequently closed this business segment. In addition, on November 22, 2000, the Company sold its U.K. subsidiary Amcare. (See Note 3 of the Notes to Consolidated Financial Statements).

On December 20, 1999, the Company's U.K. subsidiaries obtained new financing. Concurrent with the Refinancing, the Company placed 100% of its ownership interest in TW UK into a Voting Trust (as further defined and described in Liquidity and Capital Resources). As a result of the provisions of the Voting Trust the Company did not control a majority of the board of directors and the holders of the senior subordinated notes issued pursuant to the Refinancing held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash. As a result of these rights, for accounting purposes the Company was no longer able to consolidate the U.K. subsidiaries into its financial statements although it owned 100% of the outstanding shares of the stock of the parent company, UK Parent, as of December 31, 1999. Therefore, effective with the Refinancing, the Company began accounting for the investment in UK Parent and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, UK Parent and TW UK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes (as defined and described in Liquidity and Capital Resources) were amended to eliminate the requirement that the Investors approve the operating budget. These amendments have enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

The Company's revenue mix and payor mix is influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of historical net revenues represented by each of the Company's product lines:

                                          Year Ended        Year Ended         Year Ended
                                         September 30,     September 30,      September 30,
                                              2001              2000               1999
                                              ----              -----              ----
Product Line
------------
Net patient services...................      84.5%              59.2%              51.8%
Net respiratory, medical
  equipment and supplies sales.......         7.4               32.2               42.2
Net infusion services..................       8.1                8.6                6.0
                                            -----              -----              -----
                  Total revenues.......     100.0%             100.0%             100.0%
                                            =====              =====              =====

The increase in net patient services as a percentage of total revenues for the year ended September 30, 2001 as compared to 2000 is primarily due to growth in the Company's U.K. flexible staffing business both organically and through the on-going nursing and care agency acquisition program. The decrease in net respiratory medical equipment and supplies sales as a percentage of revenues for the year ended September 30, 2001 as compared to 2000 is due primarily to the closing of the Company's U.S. Mail-Order Operations and the sale of Amcare, in November 2000. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, the percentage of total revenues would have been as follows: net patient services 62.3%, net respiratory, medical equipment and supplies sales 30.7% and net infusion services 7.0%.

The following table shows the historical payor mix for the Company's total revenues for the periods presented:

                                          Year Ended        Year Ended         Year Ended
                                         September 30,     September 30,      September 30,
                                              2001              2000               1999
                                              ----              -----              ----
Payor
-----
U.K. NHS and other U.K.
  Governmental payors............             54.7%               43.6%             36.5%
Medicare.........................              1.6                14.7              20.9
Medicaid.........................              2.1                 3.3               2.2
Private payors...................             41.6                38.4              40.4
                                            ------               ------            -----
         Total revenues..........           100.0%               100.0%            100.0%
                                            =====                =====             =====

The increase in NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2001 as compared to 2000 is primarily due to the U.K. acquisitions which derive the majority of their revenues from the NHS, and to organic growth in the core flexible staffing business. The decrease in Medicare as a percentage of total revenues for the year ended September 30, 2001 as compared to 2000 is primarily due to the Company exiting the U.S. Mail-Order Operations. The Company believes that its payor mix in the future will be determined primarily by the payor profile of completed acquisitions and to a lesser extent, from shifts in existing business among payors.

The increase in NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2000 as compared to 1999 is primarily due to the acquisition of Nightingale, which derives the majority of its revenues from the NHS, and to organic growth in the core flexible staffing business. The decrease in Medicare as a percentage of total revenues for the year ended September 30, 2000 as compared to 1999 is primarily due to the decrease in revenue in the Company's U.S. Mail-Order Operations.

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

At September 30, 2001 and 2000, the Company had $109,426,000 and $90,786,000,
respectively of intangible assets (primarily goodwill) on its balance sheet. This represented 44.1% of total assets and 301.0% of total stockholders' equity at September 30, 2001 and 49.4% of total assets and 144.0% of total stockholders' equity at September 30, 2000. Amortization of intangibles for the years ended September 30, 2001, 2000 and 1999 was $3,852,000, $3,301,000 and
$3,459,000, respectively. Subsequent acquisitions, when completed, will continue to increase the amount of intangible assets on the balance sheet. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, amortization of intangibles would have been $4,065,000.

The Company amortizes goodwill over periods ranging from ten to forty years based on the likely period of time over which related economic benefits will be realized. The Company believes its estimated goodwill life is reasonable given, among other factors, the continuing movement of patient care to non-institutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing coverage in each of its local and regional markets and the consistent practice of other home health care companies. At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future cash flows, the excess carrying amount of goodwill is written off. The factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors. If permanent impairment of goodwill were to be recognized in a future period, it could have a material adverse effect on the Company's consolidated financial position and results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("FAS 141"), "Business Combinations", and Statement No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". The provisions of FAS 141 are effective for business combinations accounted for by the purchase method and completed after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. FAS 141 changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In accordance with the transitional provisions of FAS 142, the Company has not amortized goodwill acquired in business combinations subsequent to June 30, 2001. Other intangible assets will continue to be amortized over their estimated useful lives.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 VS. YEAR ENDED SEPTEMBER 30, 2000

Revenues. Total revenues for the years ended September 30, 2001 and 2000 were $154,633,000 and $135,408,000, respectively, an increase of $19,225,000 or
14.2%. This increase relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($28,847,000) and increased revenues in the Company's U.K. nursing operations as a result of acquisitions and an increase in billable hours charged ($28,418,000). The U.S. Home Healthcare operations also experienced an increase in revenues ($1,108,000) primarily due to an increase in the number of patients being serviced. These increases were partially offset by the Company's exit of the U.S. Mail-Order Operations effective October 2000 ($22,476,000) and to the sale of Amcare in November 2000 ($16,667,000).

Gross Profit. Total gross profit increased by $2,352,000 to $47,979,000 for the year ended September 30, 2001 from $45,627,000 for the year ended September 30, 2000. As a percentage of total revenue, gross profit for the year ended September 30, 2001 decreased to 31.0% from 33.7% for the prior year. The decrease in gross margins is principally due to growth in the Company's U.K. nursing operations and the closing of the Company's U.S. Mail-Order Operations, which realized historical gross margins in excess of 50%. Gross margins for patient services were essentially flat year over year (30.7% for the year ended September 30, 2001 versus 31% for the prior year). Gross margins in the respiratory, medical equipment and supplies sales decreased slightly (37.9% for the year ended September 30, 2001 versus 40.3% for the prior year) principally due to the sale of Amcare in November 2000 and slightly increased for infusion services (28.4% for the year ended September 30, 2001 versus 27.6% for the prior year) principally due to product mix.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the years ended September 30, 2001 and 2000 were $41,265,000 and $49,041,000, respectively. This represents a decrease in the current year of $7,776,000 or 15.9%. This decrease relates primarily to the decrease in the U.S. Mail-Order Operations due to the Company's decision to exit this business in September of 2000 ($15,946,000) and the sale of Amcare in November 2000 ($2,920,000). Partly offsetting this decrease is the change in accounting for the U.K. subsidiaries from the equity method to consolidation ($6,347,000) as well as higher levels of overhead costs in the U.K. operations principally due to acquisitions and to support internal growth ($5,016,000). Overhead costs in the Company's U.S. corporate offices also decreased ($663,000) principally due to headcount reductions and other cost saving initiatives.

Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Note 3 of the Notes to Consolidated Financial Statements).

Losses due to Sale of Subsidiary. For the year ended September 30, 2001, the Company recorded losses of $354,000 due to the sale of Amcare as a result of the completion of the transaction.

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

Interest Income. Total interest income for the years ended September 30, 2001 and 2000 was $1,587,000 and $1,443,000, respectively. The increase was attributable to higher interest income earned ($84,000) on a higher level of funds invested. This increase was partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($60,000).

Interest Expense. Total interest expense for the years ended September 30, 2001 and 2000 was $10,020,000 and $9,290,000, respectively. The increase was primarily attributable to a higher level of average borrowings outstanding. This increase was partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($308,000).

Provision (Benefit) for Income Taxes. The Company recorded a provision for income taxes amounting to $24,117,000 for the year ended September 30, 2001 versus a benefit of $7,348,000 or 22.4% of loss before income taxes, equity income, minority interest and extraordinary loss for the year ended September 30, 2000. The difference between the current year provision and the statutory tax rate resulted principally from the establishment of a full valuation allowance for deferred tax assets.

Management had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of the Company's ownership interest in its U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While the Company believes it will eventually realize the value of its tax losses, current developments, including the continued expansion of the U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with the Company's current business strategy. These uncertainties have impaired the Company's ability to determine whether it is more likely than not that its deferred tax assets will be realized. Accordingly, a full valuation allowance for all remaining deferred tax assets has been provided.

Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the year ended September 30, 2000 was $319,000, which represents 100% of the net income of the Company's U.K. subsidiaries for the first quarter of fiscal 2000 (See Note 2 of the Notes to Consolidated Financial Statements). Interest income earned from U.K. subsidiaries for the year ended September 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 2000, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries for the year ended September 30, 2001 as the Company consolidated its U.K. subsidiaries in the current fiscal year.

Minority Interest. The Company reported a charge for minority interest of $22,000 in the year ended September 30, 2001 compared to a benefit $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration (See Note 3 of the Notes to Consolidated Financial Statements).

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss (net of tax benefit of $408,000) of $759,000 was recorded in the year ended September 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Company's Credit Facility.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $26,612,000 for the year ended September 30, 2001 compared to a loss of $24,944,000 for the year ended September 30, 2000.

YEAR ENDED SEPTEMBER 30, 2000 VS. YEAR ENDED SEPTEMBER 30, 1999

Revenues. Total reported revenues for the years ended September 30, 2000 and 1999 were $135,408,000 and $154,728,000, respectively. This represents a decrease of $19,320,000 or 12.5%. This decrease relates primarily to the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($24,489,000) and declines in revenue experienced by the U.S. Mail-Order Operations ($14,554,000) due to a reduction in the number of patients serviced. Partly offsetting these decreases were increased revenues in the Company's U.K. nursing operations, subsequent to January 1, 2000, ($17,945,000) as a result of acquisitions (including $10,325,000 from Nightingale) and an increase in the billable hours. The Home Healthcare operations also experienced an increase in revenues ($2,336,000) primarily due to an increase in the number of patients being serviced.

Cost of Revenues. Total reported cost of revenues for the years ended September 30, 2000 and 1999 was $89,781,000 and $99,410,000, respectively. As a percentage of total revenue, cost of revenues for the year ended September 30, 2000 increased to 66.3% in comparison to 64.2% for the year ended September 30, 1999. Cost of revenues as a percentage of revenues increased slightly for patient services (69.0% for the year ended September 30, 2000 versus 68.1% for the year ended September 30, 1999) and for respiratory, medical equipment and supplies sales (59.7% for the year ended September 30, 2000 versus 57.7% for the year ended September 30, 1999) and decreased for infusion services (72.4% for the year ended September 30, 2000 versus 76.9% for the year ended September 30,
1999). The increase in patient services costs is primarily due to the acquisition of Nightingale, which has a higher cost of revenue (82.0%) than the historical U.K. nursing operations (67.1%). The increase in respiratory, medical equipment and supplies sales costs is principally attributable to higher delivery costs in the U.K. Operations. The decrease in infusion services costs is due to an increase in volume of higher gross margin infusion therapies in the Home Healthcare operations.

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

Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Note 3 of the Notes to Consolidated Financial Statements).

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

Interest Expense. Reported interest expense for the years ended September 30, 2000 and 1999 was $9,290,000 and $5,445,000, respectively. The increase was primarily attributable to a higher level of borrowings combined with higher borrowing rates under the Refinancing than the Company's Credit Facility($4,153,000). This increase was partially offset by the change in accounting for the U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($308,000).

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

Management believed that it was more likely than not that the Company would generate sufficient levels of taxable income in the future to realize the $20,961,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief was based upon, among other factors, management's focus on its business realignment activities and business strategies primarily with respect to its U.K. Operations.

Equity in Income of and Interest Income Earned from U.K. Subsidiaries. Equity in income of U.K. subsidiaries for the year ended September 30, 2000 was $319,000, which represents 100% of the net income of the Company's U.K. subsidiaries for the first quarter of fiscal 2000 (See Note 2 of the Notes to Consolidated Financial Statements). Interest income earned from U.K. subsidiaries for the year ended September 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 2000, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries for the entire year ended September 30, 1999 as the Company consolidated its U.K. subsidiaries in fiscal 1999.

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

YEAR ENDED SEPTEMBER 30, 2001 VS. PRO FORMA YEAR ENDED SEPTEMBER 30, 2000

The following comparisons of year ended September 30, 2001 as compared to pro forma September 30, 2000 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

Revenues. Total revenues for the year ended September 30, 2001 were $154,633,000 as compared to pro forma revenues of $164,255,000 for the year ended September 30, 2000, which represents a decrease of $9,622,000 or 5.9%. This decrease was primarily attributable to exiting the U.S. Mail-Order Operations ($22,476,000) and the sale of Amcare ($16,667,000). The impact of exiting these businesses was substantially offset with increased revenues in the Company's U.K. nursing operations ($28,418,000) as a result of acquisitions and an increase in the number of billable hours. The U.S. Home Healthcare operations also experienced an increase in revenues ($1,108,000) primarily due to an increase in the number of patients being serviced.

Gross Profit. Total gross profit for the year ended September 30, 2001was $47,979,000 as compared to pro forma gross profit of $54,620,000 for the year ended September 30, 2000. As a percentage of total revenue, gross profit for the year ended September 30, 2001 decreased to 31.0% from 33.3% pro forma for the prior year. The decrease in gross margins is principally due to growth in the Company's U.K. nursing operations and the closing of the Company's U.S. Mail-Order Operations, which realized historical gross margins in excess of 50%. Gross margins for patient services were essentially flat year over year (30.7% for the year ended September 30, 2001 versus 31.3% pro forma for the prior year). Gross margins in the respiratory, medical equipment and supplies sales decreased slightly (37.9% for the year ended September 30, 2001 versus 38.53% pro forma for the prior year) principally due to the sale of Amcare in November 2000 and slightly increased for infusion services (28.4% for the year ended September 30, 2001 versus 27.6% pro forma for the prior year) principally due to product mix.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended September 30, 2001 were $41,265,000 as compared to pro forma $55,592,000 for the year ended September 30, 2000, which represents a decrease of $14,327,000 or 25.8%. This decrease was primarily attributable to exiting the U.S. Mail-Order Operations ($15,945,000) and the sale of Amcare ($2,920,000). This decrease was partly offset with increased costs principally in the U.K. operations due to acquisitions and to support internal growth ($5,016,000). Overhead costs in the Company's U.S. Corporate offices also decreased ($663,000) principally due to headcount reductions and other cost saving initiatives.

Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Note 3 of the Notes to Consolidated Financial Statements).

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

Interest Income. Total interest income for the year ended September 30, 2001 was $1,587,000 as compared to pro forma $1,503,000 for the year ended September 30, 2000, which represents an increase of $84,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense. Total interest expense for the year ended September 30, 2001 was $10,020,000 as compared to pro forma $9,598,000 for the year ended September 30, 2000, which represents an increase of $422,000. This variance was primarily attributable to a higher level of borrowings outstanding.

(Provision)Benefit for Income Taxes. The Company recorded a provision for income taxes for the year ended September 30, 2001 of $24,117,000 for the year ended September 30, 2001 versus a pro forma benefit of $6,254,000 or 20.5% of loss before income taxes for the year ended September 30, 2000. The difference between the current year provision and the statutory tax rate resulted principally from the establishment of a full valuation allowance for deferred tax assets.

Management had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of the Company's ownership interest in its U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While the Company believes it will eventually realize the value of its tax losses, current developments, including the continued expansion of the U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with the Company's current business strategy. These uncertainties have impaired the Company's ability to determine whether it is more likely than not that its deferred tax assets will be realized. Accordingly, a full valuation allowance for all remaining deferred tax assets has been provided.

Minority Interest. The Company reported a charge for minority interest of $22,000 in the year ended September 30, 2001 compared to a benefit $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TW UK issued as part of the Nightingale consideration (See Note 3 of the Notes to Consolidated Financial Statements).

Extraordinary Loss on Early Extinguishment of Debt. On a pro forma basis, the Company still would have reported an extraordinary loss (net of tax benefit of $408,000) of $759,000 in the year ended September 30, 2000, as a result of the write-off of deferred financing costs associated with the early extinguishment of borrowings under the Credit Facility.

Net Loss. As a result of the foregoing, the Company still would have reported a net loss of $26,612,000 for the year ended September 30, 2001 compared to pro forma $24,944,000 for the year ended September 30, 2000.

PRO FORMA YEAR ENDED SEPTEMBER 30, 2000 VS. YEAR ENDED SEPTEMBER 30, 1999

The following comparisons of pro forma year ended September 30, 2000 as compared to September 30, 1999 present the pro forma statement of operations data as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

Revenues. Total pro forma revenues for the year ended September 30, 2000 were $164,255,000 as compared to $154,728,000 for the year ended September 30, 1999, which represents an increase of $9,527,000 or 6.2%. This increase was primarily attributable to increased revenues in the Company's U.K. nursing operations ($22,132,000) as a result of acquisitions (including $10,325,000 from Nightingale) and an increase in the number of billable hours. Also contributing to the increase was increased revenues in the Home Healthcare operations ($2,336,000). Partly offsetting the increases from the U.K. and Home Healthcare operations were declines in revenue experienced by the Mail-Order Operations ($14,554,000) due to a reduction in the number of patients serviced.

Cost of Revenues. Pro forma cost of goods sold for the year ended September 30, 2000 was $109,635,000 as compared to $99,410,000 for the year ended September 30, 1999. On a pro forma basis total cost of revenues as a percentage of revenues increased to 66.7% from 64.2% in the year ended September 30, 2000. On a pro forma basis cost of revenues as a percentage of revenues increased for respiratory, medical equipment and supplies sales (61.5% for the year ended September 30, 2000 versus 57.7% for the year ended September 30, 1999), decreased for infusion services (72.4% for the year ended September 30, 2000 versus 76.9% for the year ended September 30, 1999) and increased slightly for patient services (68.7% for the year ended September 30, 2000 versus 68.1% for the year ended September 30, 1999). The increase in respiratory, medical equipment and supplies sales operations costs is attributable to higher delivery costs in the U.K. Operations. The decrease in infusion services costs is due to an increase in volume of higher gross margin infusion therapies in the Home Healthcare Operations. Patient services costs increased slightly due to the acquisition of Nightingale, which has a higher cost of revenue (82.0%) than the historical U.K. nursing operations (67.2%).

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

Impairment of Long-Lived Assets. For the year ended September 30, 2000, the Company recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. Mail-Order Operations and Amcare (see Note 3 of the Notes to Consolidated Financial Statements).

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

Management believed that way was more likely than not that the Company would generate sufficient levels of taxable income in the future to realize the $20,961,000 of reported net deferred tax assets comprised of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards, prior to their expiration (primarily 12 years or more). This belief was based upon, among other factors, management's focus on its business realignment activities and business strategies primarily with respect to its U.K. Operations.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

During the year ended September 30, 2001, the Company generated $4,172,000 from operating activities. Cash requirements for the fiscal year ended September 30, 2001 for capital expenditures ($1,937,000), payments for acquisitions ($14,616,000), payments on revolving loan ($6,550,000) and payments on long-term debt ($4,038,000), were met through operating cash flows, net payments received from the sale of businesses ($15,075,000) and from borrowings under the U.K. subsidiaries' term loan ($72,115,000) (as discussed further in "Refinancing").

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2001, the Company had acquired 266,200 shares for an aggregate purchase price of $720,000which are reflected as treasury stock in the consolidated balance sheet at September 30, 2001. The Company intends to continue with its stock repurchase program during fiscal 2002.

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

The Company believes its existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct its operations for the next twelve months.

ASSETS LIMITED TO USE.

Represents cash and cash equivalents, advanced under the Refinancing, available for payment of up to fifty percent of the total consideration payable in connection with Permitted Acquisitions (as defined in the Senior Credit Agreement).

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2001 and 2000, $29,555,000 (11.9%) and $23,029,000 (12.5%), respectively, of the Company's total assets consisted of accounts receivable substantially from third-party payors. Such payors generally require substantial documentation in order to process claims. The collection time for accounts receivable is typically the longest for services that relate to new patients or additional services requiring medical review for existing patients.

Accounts receivable increased by $6,526,000 from September 30, 2000 to September 30, 2001 primarily due to growth in the Company's U.K. nursing operations ($10,444,000). This increase was offset by improved collections in the Company's U.K. nursing operations and U.S. Home Healthcare business and the Company's exit of the U.S. Mail-Order Operations, including the $1,900,000 write-down of the remaining accounts receivable to their estimated net realizable value, and the sale of Amcare.

Management's goal is to maintain accounts receivable levels equal to or less than industry averages, which will tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. As of September 30, 2001, 2000 and 1999, the Company's average DSOs were 60, 51 and 73, respectively. Excluding the impact of the acquisition of Staffing Enterprise as of September 27, 2001, DSOs as of September 30, 2001 were 44.

REFINANCING.

General. As described more fully below, on December 20, 1999, as amended on September 27, 2001, the Company's U.K. subsidiaries, UK Parent and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $195,270,000 at September 30, 2001. The new financing consists of a $140,805,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,671,000 in mezzanine indebtedness (the "Mezzanine Loan") and $38,794,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing"). Of the net proceeds of the Refinancing, $55,755,000 was used to repay the Company's existing Credit Facility, $11,617,000 was provided to the Company for general corporate purposes, with the balance to be used for acquisitions and working capital in the U.K., subject to the terms of the documents governing the Refinancing. In connection with the repayment of the Company's existing Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of approximately $759,000 in its first quarter of fiscal 2000 relating to the write-off of the deferred financing costs associated with the Credit Facility.

Senior Credit Facility. The Senior Credit Facility consists of a (i) $41,283,000 term loan A, maturing December 17, 2005, (ii) $18,430,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, (iii) per the September 27, 2001 amendment, $73,720,000 term loan C, maturing June 30, 2007, and (iv) $7,372,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of December 10, 2001, TW UK had outstanding borrowings of $105,837,000 under the Senior Credit Facility. As of December 10, 2001, borrowings under the Senior Credit Facility bore interest at a rate of 6.32% to 7.57%.

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

Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of December 10, 2001, borrowings under the Mezzanine Loan bore interest at a rate of 10.98%.

Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $121,000. The fair value of the Mezzanine Warrants ($2,338,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $32,860,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK. See "Certain Relationships and Related Transactions - Transactions with Directors and Executive Officers."

The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of September 30, 2001, $5,934,000 of PIK Notes has been recorded as additional principal due in the Company's Consolidated Balance Sheet. The Notes and related PIK notes mature nine years from issuance.

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

ACQUISITIONS.

On September 27, 2001 TW UK acquired all of the issued and outstanding shares of Staffing Enterprise, a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100,000 in cash, $14,800,000 in demand notes plus an additional sum of up to approximately $30,800,000 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for the fiscal year ended September 30, 2002.

In addition to the acquisition of Staffing Enterprise, during fiscal 2001 the U.K. Operations acquired a total of eleven other flexible staffing agencies for approximately $9,100,000 in cash and the issuance of $5,700,000 in demand notes. The transactions include provisions to pay additional amounts, payable in cash, of up to $13,000,000 in contingent consideration dependent upon future earnings of the acquired entities.

U.S. MAIL-ORDER OPERATIONS SALE.

In September 2000, the Company approved a plan to exit its U.S. Mail-Order Operations and on September 18, 2000, entered into an agreement, which was completed on October 3, 2000, to sell certain assets of this division located in Jacksonville, Florida. Under the terms of the transaction, the Company received $2,000,000 plus $556,000 representing the book value of saleable on-hand inventory at September 29, 2000. During the year ended September 30, 2000, the Company recognized a pre-tax charge for impairment of long-lived assets of $12,346,000, principally reflecting the write-down of intangible assets to their fair value. Based upon additional information and revised cost benefit estimates by management, the Company recorded a charge of $1,900,000 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value for the first quarter of fiscal 2001.

The Company recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting the business and closing its U.S. Mail-Order Operations. The restructuring charge included $128 for the write-off of unrecoverable leasehold improvements, $680,000 to satisfy existing lease obligations and $480,000 for severance and employee related costs. The employee costs represented termination benefits for all 97 employees of the U.S. Mail-Order Operations.

The following table illustrates the different components of the restructuring accrual at September 30, 2001.

                              Employee          Lease
                            Related Costs   Commitments        Total
                           --------------   ------------  ------------
Beginning balance                $480,000       $680,000   $1,160,000
Payments made through
   September 30, 2001            (480,000)      (181,000)    (661,000)
                           --------------   ------------  -----------
Ending balance                         $0       $499,000     $499,000
                           ==============   ============  ===========

AMCARE SALE.

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

IMPACT OF RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets". The provisions of FAS 141 are effective for any business combinations accounted for by the purchase method and are completed after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. FAS 141 changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In accordance with the transitional provisions of FAS 142, the Company has not amortized goodwill acquired in business combinations subsequent to June 30, 2001. Other intangible assets will continue to be amortized over their estimated useful lives. The Company is currently reviewing the impact of FAS 142 and will be performing a fair-value analysis at a later date.

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

As of September 30, 2001, the Company's Notes ($32,860,000) and PIK Notes ($5,933,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. In addition, the Company had notes payable of $19,323,000, net of $1,141,000 debt discount, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2003 and bear interest ranging from 4.0% to 5.5% at September 30, 2001. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at September 30, 2001.

                         Expected    Weighted Average
      Fiscal             Maturity          Rate
                      --------------------------------
      2002            $   4,868,000    LIBOR +1.85%
      2003                6,192,000    LIBOR +2.25%
      2004                8,257,000    LIBOR +2.25%
      2005               10,321,000    LIBOR +2.25%
      2006               27,276,000    LIBOR +3.26%
      Thereafter         65,751,000    LIBOR +4.25%
                      --------------
                       $ 122,665,000   LIBOR +3.54%
                      ==============

The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $181,553,000 at September 30, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and required financial statements schedule of the Company are located beginning on page F-i of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the Company's directors and officers:

NAME                        AGE     POSITIONS WITH THE COMPANY

Timothy M. Aitken...........57      Chairman of the Board and Chief Executive
                                       Officer

Sarah L. Eames..............43      President and Chief Operating Officer
John B. Wynne...............40      Vice President and Chief Financial
                                       Officer

Leslie J. Levinson..........46      Secretary
Lewis S. Ranieri............54      Director
Scott A. Shay...............44      Director
Jeffrey S. Peris............55      Director
G. Richard Green............62      Director
-------------------

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

Sarah L. Eames has served as President and Chief Operating Officer since June 2001, President since May 1998 and Executive Vice President, Business Development and Marketing of the Company from June 1997 to May 1998. Prior to joining the Company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 until November 1995, Ms. Eames served as Vice President, Marketing for Apria Healthcare Group, Inc. From 1980 until June 1995 Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor company of Apria Healthcare Group, Inc.

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

Lewis S. Ranieri has been a Director of the Company since May 1997. From 1988 to February 2001 he was the chairman of Bank United Corp. He was also the president and chief executive of the predecessors of Bank United Corp. and the chairman of Bank United, the subsidiary of Bank United Corp., from 1988 until July 15, 1996. Mr. Ranieri is also the chairman and president of Ranieri & Co., Inc., positions he has held since founding Ranieri & Co., Inc., in 1988. Mr. Ranieri is a founder of Hyperion Partners L.P. and of Hyperion Partners II L.P. He is also vice chairman of Hyperion Capital Management, Inc., a registered investment advisor. Mr. Ranieri is a director of The Hyperion Total Return Fund, Inc.; The Hyperion 2002 Term Trust, Inc. and Hyperion 2005 Investment Grade Opportunity Trust, Inc. Mr. Ranieri is also chairman and president of various other indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. He is also a director of American Marine Holdings, Inc. and Delphi Financial Group, Inc. Mr. Ranieri is a former vice chairman of Salomon Brothers Inc. where he was employed from 1968 to 1987, and was one of the principal developers of the secondary mortgage market. He is a member of the National Association of Home Builders Mortgage Roundtable.

Scott A. Shay has been a Director of the Company since January 1996 and served as Acting Chairman of the Board of the Company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc. since its formation in 1988. Mr. Shay currently serves as the Chairman of the Board of Signature Bank, a subsidiary of Bank Hapoalim, and is currently a director of Allied Healthcare (UK) Ltd. and Transworld Healthcare (UK) Ltd., which are both subsidiaries of the Company, Bank Hapoalim B.M., in Tel Aviv, Israel, Super Derivatives and Hperion Capital Management, Inc as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners L.P. and Hyperion Partners II L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc. where he was employed from 1980 to 1988.

Jeffrey S. Peris has been a Director of the Company since May 1998. Dr. Peris is currently Vice President Human Resources and Chief Learning Officer of American Home Products Corporation since May 2001. Dr. Peris had been the vice president of business operations of Knoll Pharmaceutical Company (Abbott Laboratories) where he was responsible for human resources and corporate communications from April 1998 to May 2001. Dr. Peris had been a management consultant to various Fortune 100 companies from May 1997 until April 1998. From 1972 until May 1997, Dr. Peris was employed by Merck & Co., Inc., where he served as the executive director of human resources from 1985 until May 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

G. Richard Green has been a Director of the Company since August 1998 and is currently a director of Allied Healthcare (UK) Ltd. Mr. Green has been the chairman since 1987 and a director since 1960 of J.H. & F.W. Green Ltd a U.K. based conglomerate. From 1960 Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries. Mr. Green was also a director of Abbey Healthcare Group, Inc. from 1991 to 1995. He also held directorships in Omnicare plc and Medigas Ltd from 1993 to 1996.

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

Other than Timothy M. Aitken and Sarah L. Eames, none of the Company's executive officers have employment agreements with the Company. See "Executive Compensation - Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

BOARD COMMITTEES

The Company's Board of Directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

AUDIT COMMITTEE.

The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's consolidated financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing the Company's financial condition and results of operations with management and integrity of the Company's financial statements; (iii) considering the adequacy of the internal accounting and control procedures of the Company and compliance with legal and regulatory requirements; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Shay, Green and Peris constitute the Audit Committee.

Recently Amex amended its rules relating to the structure and membership requirements of audit committees, including but not limited to modifications to the definition of an independent director for purposes of audit committees. Under the Amex rules, Mr. Shay may be deemed not to be independent. Mr. Shay is not a current employee or an immediate family member of any employee of the Company. Under applicable Amex rules, Mr. Shay may continue to serve on the Audit Committee provided that the Company believes that such continued service would be in the best interest of the Company and its shareholders . In addition to his substantial and significant financial background, Mr. Shay has a long standing and intricate knowledge of the Company's affairs having served on its Board of Directors for over 5 years. The Company believes that the benefits of such knowledge and experience outweigh any effect should Mr. Shay be deemed not to be independent for purposes of the Amex rules.

COMPENSATION COMMITTEE.

The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee consists of Messrs. Ranieri and Shay.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Commission has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of
Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year, other than Timothy M. Aitken, the Chairman and Chief Executive Officer, Sarah L. Eames, the President and Chief Operating Officer, who may not have timely filed a Form 4 with respect to one transaction each; and G. Richard Green, a director of the Company, who did not timely file a Form 4 with respect to one purchase of shares of Common Stock by Mr. Green's wife as to which Mr. Green disclaims beneficial ownership.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation earned and paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for the fiscal years ended September 30, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG -TERM
                                                                         COMPENSATION AWARDS
                                                                     ---------------------------
                                                                     RESTRICTED  SECURITIES
                                                     ANNUAL            STOCK      UNDERLYING      ALL OTHER
                                                  COMPENSATION        AWARDS       OPTIONS       COMPENSATION
  NAME AND                            FISCAL      ------------        ------       -------       ------------
  PRINCIPAL POSITION                  YEAR      SALARY      BONUS
  ------------------                  ----      ------      -----
Timothy M. Aitken ...................  2001   $360,089      $150,000  $    -       195,000        $ 18,378(6)
  Chairman of the Board                2000    250,000       140,000       -             -          72,090(6)
  and Chief Executive                  1999    250,000       100,000       -             -          39,228(6)
  Officer

Sarah L. Eames(1) ...................  2001   $333,654      $150,000  $    -       150,000        $ 9,099(6)
  President and                        2000    256,154       160,000       -             -          7,150(6)
  Chief Operating Officer              1999    240,000       100,000       -             -

John B. Wynne(2) ....................  2001   $181,731      $ 35,000  $    -             -        $  7,150(6)
  Vice President and                   2000     40,385             -       -        50,000                 -
  Chief Financial Officer              1999          -             -       -             -                 -

Wayne A. Palladino(3) ...............  2001   $      -      $      -  $    -             -        $  6,825(6)
  Senior Vice President and            2000    275,191(5)    150,000       -             -          91,866(7)
  Chief Financial Officer              1999    225,000       100,000       -             -


Gregory E. Marsella(4) ..............  2001   $      -      $      -  $    -             -        $         -
  Vice President, General              2000          -             -       -             -                  -
  Counsel and Secretary                1999    120,192             -       -             -           4,500(6)
-------------------

(1) Ms. Eames became Executive Vice President, Business Development and Marketing of the Company in June 1997, President of the Company in May 1998 and Chief Operating Officer in June 2001.
(2) Mr. Wynne became Vice President of Finance in June 2000 and Vice President and Chief Financial Officer in August 2000.
(3) Mr. Palladino resigned August 11, 2000 as Senior Vice President and Chief Financial Officer.
(4) Mr. Marsella became Vice President, General Counsel and Secretary of the Company in July 1997 and resigned September 3, 1999.
(5)   Includes $71,827 payout of vacation time accrued.
(6)   Reflects reimbursement for certain travel expenses.
(7) Reflects forgiveness of a loan and reimbursement of certain travel expenses.

The following table sets forth certain information regarding individual options granted in fiscal 2001 to each of the Named Officers pursuant to the Company's 1992 Stock Option Plan. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                          OPTION GRANTS IN FISCAL 2001

                                  PERCENTAGE OF
                     SECURITIES   TOTAL OPTIONS                                POTENTIAL REALIZABLE VALUE AT
                     UNDERLYING    GRANTED TO                                     ASSUMED ANNUAL RATES OF
                      OPTIONS     EMPLOYEES IN   EXERCISE PRICE  EXPIRATION    STOCK PRICE APPRECIATION FOR
       NAME           GRANTED         FISCAL         PER                            OPTION TERM (2)
                        (1)           YEAR           SHARE          DATE          5%                10%
                        ----          -----          ------         ----      --------------------------------
Timothy M. Aitken..   195,000          48.8%         $1.75        12/06/05      $ 94,284          $ 208,337
Sarah L. Eames.....   150,000         37.5           $1.75        12/06/05        72,524            160,259

-------------------
(1) One half are exercisable immediately and the remaining half are exercisable on December 6, 2001 subject to the terms of the applicable option agreement.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

                    AGGREGATE OPTION EXERCISES IN FISCAL 2001
                    AND 2001 FISCAL YEAR - END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING                   VALUE OF UNEXERCISED
                              SHARES                      UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                             ACQUIRED        VALUE          AT FISCAL YEAR-END               AT FISCAL YEAR-END(1)
           NAME             ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
           ----             -----------     --------   -------------------------          -------------------------

Timothy M. Aitken.........       -             -         747,500   /   97,500            $165,750   /  $117,000

Sarah L. Eames............       -             -         235,000   /   75,000             122,500   /    90,000

John B. Wynne.............       -             -          16,667   /   33,333              19,000   /    38,000




---------------------
(1) Calculated on the basis of $2.95 per share, the closing sale price of the Common Stock as reported on Amex on September 30, 2001, minus the exercise price.

COMPENSATION OF DIRECTORS

See "Directors and Executive Officers of the Registrant" with respect to compensation of non-employee directors.

EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

In September 2001, the Company entered into employment agreements with Mr. Aitken and Ms. Eames, which expire in September 2004. Effective October 1, 2001, the applicable agreement provides for a base salary of $380,000 and $365,000 for Mr. Aitken and Ms. Eames, respectively. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of the Company (as defined therein), Mr. Aitken and Ms. Eames will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Messrs. Ranieri and Shay. Messrs. Ranieri and Shay among others, control the general partner of HPII, Hyperion TW Fund L.P. (the "Fund") and Hyperion TW Fund L.P. (the "TWH Fund"), each of which are principal shareholders of the Company.

STOCK OPTION PLANS

1992 STOCK OPTION PLAN.

In July 1992, the Company's Board of Directors and shareholders approved the Company's 1992 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to key employees, officers, directors and non-employee independent contractors of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors. Beginning in fiscal 1999 and ending in July 2002, the number of shares available for issuance under the Option Plan, as amended, increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year. As of December 10, 2001, the number of shares of Common Stock available for issuance thereunder is 1,645,635 shares.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of December 10, 2001, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the "named executive officers" as defined under the rules and regulations of the Securities Act of 1933, as amended; and (iv) all executive officers and directors of the Company as a group (7 persons).

                                          NUMBER OF SHARES        PERCENTAGE
NAME                                     BENEFICIALLY OWNED   BENEFICIALLY OWNED
----                                     ------------------   ------------------
Timothy M. Aitken(1)....................         865,000             4.8%
Sarah L. Eames(2).......................         314,000             1.8%
John B. Wynne(3)........................          16,667               *
Lewis S. Ranieri(4).....................      11,425,210            66.1%
Scott A. Shay(4)........................      11,425,210            66.1%
Jeffrey S. Peris(5).....................           7,000               *
G. Richard Green(6).....................          10,600               *
Hyperion Partners II L.P.(7)............      11,425,210            66.1%
Hyperion TW Fund L.P.(8)................      11,425,210            66.1%
Hyperion TWH Fund LLC(9)................      11,425,210            66.1%
Dimensional Fund Advisors, Inc(10)......         959,000             5.5%
All executive officers and directors as
   A group (7 persons)(11)..............      12,638,477            68.5%

------------------

*    Less than one percent.

(1) Includes 845,000 shares subject to options exercisable within 60 days from December 10, 2001.

(2) Includes 310,000 shares subject to options exercisable within 60 days from December 10, 2001.

(3) Includes 16,667 shares subject to options exercisable within 60 days from December 10, 2001.

(4) Includes 6,854,454 shares of Common Stock acquired under a purchase agreement dated November 20, 1995, as amended (the "HPII Purchase Agreement") which HPII has purchased, 4,148,456 shares of Common Stock which the Fund has purchased and 422,300 shares of Common Stock which TWH Fund has purchased (each of which are affiliates of Messrs. Ranieri and Shay) and as to which Messrs. Ranieri and Shay disclaim beneficial ownership. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(5) Includes 5,000 shares subject to options exercisable within 60 days from December 10, 2001.

(6) Includes 5,000 shares subject to options exercisable within 60 days from December 10, 2001 and 2,600 shares purchased by Mr. Green's wife as to which Mr. Green disclaims beneficial ownership.

(7)  Includes 4,148,456 shares of Common Stock which the Fund (an affiliate of
     HPII) has purchased and 422,300 shares of Common Stock which the TWH Fund (an affiliated of HPII) has purchased and as to which HPII disclaims beneficial ownership. The address of HPII is 50 Charles Lindbergh Parkway, Uniondale, New York 11553. See "Certain Relationships and Related Transactions - Transactions with Principal Shareholders."

(8)  Includes 6,854,454 shares of Common Stock which HPII (an affiliate of the
     Fund) has purchased and 422,300 shares of Common Stock which the TWH Fund (an affiliate of the Fund) has purchased and as to which the Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(9) Includes 4,148,456 shares of Common Stock which the Fund (an affiliate of the TWH Fund) has purchased and 6,854,454 shares of Common Stock which HPII (an affiliate of the TWH Fund) has purchased and as to which the TWH Fund disclaims beneficial ownership. The address of the Fund is 50 Charles Lindbergh Parkway, Uniondale, New York 11553.

(10) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are the "Portfolios". In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 959,000 shares of the Company's stock as of September 30, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.. The address of Dimensional is 1299 Ocean Avenue, 11th floor, Santa Monica, California 90401.

(11) Includes all shares held by Messrs. Aitken, Wynne, Ranieri, Shay, Peris, Green and Ms. Eames, and those shares subject to options held by such individuals exercisable within 60 days from December 10, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain officers of the Company have been granted options to purchase shares of Common Stock under the Company's stock option plans. See "Executive Compensation
- Stock Option Plans."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)(1)   Index to Consolidated Financial Statements                                                             Page
                  ------------------------------------------                                                             ----
                  Report of Independent Auditors                                                                          F-1

                  Report of Independent Accountants                                                                       F-2

                  Consolidated Balance Sheets - September 30, 2001 and 2000                                               F-3

                  Consolidated  Statements of Operations - For the Years Ended  September 30, 2001, 2000
                  and 1999                                                                                                F-4

                  Consolidated  Statements  of Changes  in  Stockholders'  Equity - For the Years  Ended
                  September 30, 2001, 2000 and 1999                                                                       F-5

                  Consolidated  Statements of Cash Flows - For the Years Ended  September 30, 2001, 2000
                  and 1999                                                                                                F-6

                  Notes to Consolidated Financial Statements                                                              F-8

         (a)(2)   Index to Consolidated Financial Statements Schedule
                  ---------------------------------------------------

                  Schedule II - Valuation and Qualifying Accounts                                                         S-1

                  Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

         (c)      Exhibits
                  --------

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

10.2 Form of Indemnification Agreement with the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994).

10.3 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its Annual Meeting held on May 28, 1997).

10.4 Voting Trust Agreement dated December 17, 1999 by and among UK Parent, TW UK, the Company, Triumph and the Trustee.

10.5 Securities Purchase Agreement of UK Parent and TW UK , dated December 17, 1999.

Exhibit
Number                   Title
------                   -----


10.6 Senior Credit Agreement among UK Parent, TW UK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and Security Agent and Others, dated as of December 17, 1999.

10.7 Mezzanine Agreement among UK Parent, TW UK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others, dated as of December 17, 1999.

10.8 Warrant Instrument to subscribe for Shares in TW UK in favor of the mezzanine lenders, dated as of December 17, 1999.

10.9 Share Sale and Purchase Agreement of Nightingale Nursing Bureau Limited dated as of April 6, 2000 between Transworld Healthcare (UK) Limited and W-A Thompson, D.T. Thompon and others (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 20, 2000).

10.10 Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 18, 2000).

10.11 Asset Purchase Agreement dated as of September 18, 2000 between MK Diabetic Support Services, Inc., Respiflow, Inc. and Transworld Ostomy, Inc. and Express-Med, Inc. (incorporated herein by reference to Exhibit
        10.1 to the Company's Current Report on Form 8-K dated October 11,
        2000).

10.12 Sale and Purchase Agreement of entire share capital of Amcare Limited together with its subsidiary Novacare UK Limited dated November 22, 2000 between Omnicare Limited and Bristol-Myers Squibb Holdings Limited (incorporated herein by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000).

10.13 Agreement for Sale and Purchase of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited between Allied Healthcare (UK) Limited and David Christopher Pain and Deborah Kay Pain dated September 27, 2001 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 11, 2001).

10.14 Second Amendment Agreement dated September 27, 2001 relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 11, 2001).

10.15 Second Amendment Agreement dated September 27, 2001 relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 11, 2001).

Exhibit
Number                   Title
------                   -----

10.16* Employment Agreement, dated September 24, 2001, between the Company and Timothy M. Aitken.

10.17* Employment Agreement, dated September 24, 2001, between the Company and Sarah L. Eames.

11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

21.1*   Subsidiaries of the Company.

23.1*   Consent of Ernst & Young LLP, independent auditors of the Company.

23.2* Consent of PricewaterhouseCoopers LLP, former independent accountants of the Company.

---------------------
*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRANSWORLD HEALTHCARE, INC.

                                     By: /s/ Timothy M. Aitken
                                         ---------------------------
                                         Timothy M. Aitken
                                         Chairman of the Board and
                                         Chief Executive Officer

Date:  December 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                            Title                               Date
               ---------                            -----                               ----

/s/ Timothy M. Aitken             Chairman of the Board and Chief Executive       December 20, 2001
--------------------------------  Officer (Principal Executive Officer)
    Timothy M. Aitken

/s/ John B. Wynne                 Vice President and Chief Financial
--------------------------------  Officer (Principal Financial and                December 20, 2001
    John B. Wynne                 Accounting Officer)


/s/ Lewis S. Ranieri              Director
-------------------------------                                                   December 20, 2001
    Lewis S. Ranieri


/s/ Scott A. Shay                 Director
--------------------------------                                                  December 20, 2001
    Scott A. Shay


/s/ Jeffrey S. Peris              Director
--------------------------------                                                  December 20, 2001
    Jeffrey S. Peris


/s/ G. Richard Green              Director
--------------------------------                                                  December 20, 2001
    G. Richard Green

TRANSWORLD HEALTHCARE, INC.

Index to Consolidated Financial Statements                           Page
------------------------------------------                           ----

Report of Independent Auditors                                         F-1

Report of Independent Accountants                                      F-2

Consolidated Balance Sheets - September 30, 2001
  and 2000                                                             F-3

Consolidated Statements of Operations - for the
  years ended September 30, 2001, 2000 and 1999                        F-4

Consolidated Statements of Changes in
  Stockholders' Equity - for the years ended
  September 30, 2001, 2000 and 1999                                    F-5

Consolidated Statements of Cash Flows - for the
  years ended September 30, 2001, 2000 and 1999                        F-6

Notes to Consolidated Financial Statements                             F-8

Index to Consolidated Financial Statements Schedule
---------------------------------------------------

Schedule II - Valuation and Qualifying Accounts                        S-1

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Transworld Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Transworld Healthcare, Inc. as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended September 30, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transworld Healthcare, Inc. at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

New York, New York
November 19, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Transworld Healthcare, Inc.

In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended September 30, 1999 (listed in the accompanying index on page F-i) present fairly, in all material respects, the results of operations and cash flows of Transworld Healthcare, Inc. and its subsidiaries (the "Company") for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 1999 listed in the accompanying index on page F-i presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to September 30, 1999.

                                                  /s/ PricewaterhouseCoopers LLP

New York, New York
January 5, 2000

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                           2001            2000
                                                      -------------  -------------
                           ASSETS

Current assets:

  Cash and cash equivalents                              $  15,357    $   7,867
  Accounts receivable, less allowance for doubtful
    accounts of $24,611 and $21,219, respectively           29,555       23,029
  Inventories                                                  972        1,871
  Deferred income taxes                                                  12,287
  Assets held for sale                                                    2,317
  Prepaid expenses and other assets                          7,336        5,952
                                                         ---------    ---------

         Total current assets                               53,220       53,323

Property and equipment, net                                  7,545        7,674
Assets limited to use                                       71,020       17,230
Intangible assets, net                                     109,426       90,786
Deferred income taxes                                                    10,256
Deferred financing costs and other assets                    6,862        4,477
                                                         ---------    ---------

         Total assets                                    $ 248,073    $ 183,746
                                                         =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                      $   4,868    $   3,806
  Accounts payable                                           2,160        4,101
  Accrued expenses                                          20,795       15,789
  Taxes payable                                              5,667        3,987
                                                         ---------    ---------

         Total current liabilities                          33,490       27,683

Long-term debt                                             175,913       89,677
Deferred income taxes and other long term liabilities          702        1,763
Minority interest                                            1,614        1,592
                                                         ---------    ---------

         Total liabilities                                 211,719      120,715
                                                         ---------    ---------

Commitments and contingencies (Note 12)

Stockholders' equity:

  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none

  Common stock, $.01 par value; authorized
    40,000 shares, issued 17,555 and
    17,551 shares, respectively                                176          176
  Additional paid-in capital                               128,077      128,070
  Accumulated other comprehensive loss                      (5,600)      (6,248)
  Retained deficit                                         (85,579)     (58,967)
                                                         ---------    ---------

                                                            37,074       63,031
  Less cost of treasury stock (266 shares)                    (720)
                                                         ---------    ---------

         Total stockholders' equity                         36,354       63,031
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 248,073    $ 183,746
                                                         =========    =========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                                   2001            2000          1999
                                                               ------------   ------------- ---------------
Revenues:
    Net patient services                                         $ 130,719      $  80,210      $  80,169
    Net respiratory, medical equipment and supplies sales           11,409         43,619         65,277
    Net infusion services                                           12,505         11,579          9,282
                                                                 ---------      ---------      ---------

          Total revenues                                           154,633        135,408        154,728
                                                                 ---------      ---------      ---------

Cost of revenues:

    Patient services                                                90,614         55,370         54,620
    Respiratory, medical equipment and supplies sales                7,081         26,024         37,650
    Infusion services                                                8,959          8,387          7,140
                                                                 ---------      ---------      ---------

          Total cost of revenues                                   106,654         89,781         99,410
                                                                 ---------      ---------      ---------

          Gross profit                                              47,979         45,627         55,318

Selling, general and administrative expenses                        37,382         49,041         57,946
General and administrative expenses related to Mail-Order
     operations (Note 3)                                             3,883
Losses due to sale of subsidiary (Note 3)                              354
Impairment of long-lived assets (Note 3)                                           15,073
Restructuring charge (Note 3)                                                       1,288
Legal Settlements, net (Note 12)                                                    5,082
                                                                 ---------      ---------      ---------

          Operating income (loss)                                    6,360        (24,857)        (2,628)

Interest income                                                     (1,587)        (1,443)          (227)
Interest expense                                                    10,020          9,290          5,445
Foreign exchange loss                                                  400
                                                                 ---------      ---------      ---------

          Loss before income taxes, equity income,
              minority interest and extraordinary loss              (2,473)       (32,704)        (7,846)

Provision (benefit) for income taxes                                24,117         (7,348)          (500)
Equity in income of and interest income earned
   from U.K. subsidiaries (Note 2)                                                  1,101
                                                                 ---------      ---------      ---------

          Loss before minority interest and extraordinary loss     (26,590)       (24,255)        (7,346)

Minority interest                                                       22            (70)
                                                                 ---------      ---------      ---------

          Loss before extraordinary loss                           (26,612)       (24,185)        (7,346)

Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $408)                                               759
                                                                 ---------      ---------      ---------

          Net loss                                                $(26,612)      $(24,944)     $  (7,346)
                                                                 =========      =========      =========

Basic and diluted loss per share of common
    stock before extraordinary loss                               $  (1.53)      $  (1.38)     $   (0.42)
                                                                 =========      =========      =========

Basic and diluted net loss per share of
    common stock                                                  $  (1.53)      $  (1.42)     $   (0.42)
                                                                 =========      =========      =========

Weighted average number of common shares outstanding:
          Basic and Diluted                                         17,408         17,551         17,547
                                                                 =========      =========      =========


See notes to consolidated financial statements

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)




                                                                              ACCUMULATED
                                               COMMON STOCK     ADDITIONAL       OTHER         RETAINED
                                            ------------------    PAID-IN    COMPREHENSIVE    (DEFICIT)    TREASURY
                                             SHARES    AMOUNT     CAPITAL    (LOSS) INCOME     EARNINGS     SHARES      TOTAL
                                            --------  -------- ------------ --------------- ------------- --------- ------------
Balance, September 30, 1998                  17,536      175      125,461         2,946         (26,677)               101,905
Comprehensive loss:
 Net loss                                                                                        (7,346)                (7,346)
 Foreign currency translation adjustment                                         (3,351)                                (3,351)
                                                                                                                       -------
Comprehensive loss                                                                                                     (10,697)
Issuance of common stock for:
 Exercise of stock options                       15        1           65                                                   66
                                             ------      ---      -------      --------       ---------    ------      -------
Balance, September 30, 1999                  17,551      176      125,526          (405)        (34,023)                91,274
Comprehensive loss:
 Net loss                                                                                       (24,944)               (24,944)
 Foreign currency translation adjustment                                         (5,843)                                (5,843)
                                                                                                                       -------
Comprehensive loss                                                                                                     (30,787)
Issuance of detachable warrants to
 purchase common stock                                             2,544                                                2,544
                                             ------     ----     -------       --------       ---------    ------      -------
Balance, September 30, 2000                  17,551     $176     $128,070      $ (6,248)      $ (58,967)   $         $  63,031
Comprehensive loss:
 Net loss                                                                                       (26,612)               (26,612)
 Foreign currency translation adjustment                                            648                                    648
                                                                                                                     ---------
Comprehensive loss                                                                                                     (25,964)
Issuance of common stock for:
 Exercise of stock options                        4                     7                                                    7
Cost of treasury shares                                                                                      (720)        (720)
                                             ------     ----     --------      --------       ---------    ------    ---------
Balance, September 30, 2001                  17,555     $176     $128,077      $ (5,600)      $ (85,579)   $ (720)   $  36,354
                                             ======     ====     ========      ========       =========    ======    =========

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                                 2001              2000           1999
                                                                             -------------    -------------   --------------
Cash flows from operating activities:
    Net loss                                                                   $(26,612)      $(24,944)      $ (7,346)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
            Depreciation and amortization                                         2,042          2,119          2,312
            Amortization of goodwill                                              3,839          3,145          3,168
            Amortization of other intangible assets                                  13            156            291
            Amortization of debt issuance costs                                   1,117          1,182          1,086
            Provision for doubtful accounts                                       3,568          9,026         12,272
            Impairment of long-lived assets                                                     15,073
            Losses due to sale of subsidiary                                        354
            Restructuring charge                                                                 1,288
            Interest in kind                                                      3,964          2,975
            Minority interest                                                        22            (70)
            Equity in income of U.K. subsidiaries                                                 (411)
            Extraordinary loss on early extinguishment of debt                                    1,167
            Deferred income taxes                                                21,494         (9,529)        (2,684)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                      (3,952)        (2,967)       (11,173)
            (Increase) decrease in inventories                                     (276)           829          1,208
            Increase in prepaid expenses and other assets                        (1,378)          (424)          (491)
            Increase (decrease) in accounts payable                                 850         (1,865)         2,359
            (Decrease) increase in accrued expenses and other liabilities          (873)         2,621          2,256
                                                                               --------       --------       --------

                Net cash provided by (used in) operating activities               4,172           (629)         3,258
                                                                               --------       --------       --------

Cash flows from investing activities:

    Capital expenditures                                                         (1,937)        (1,207)        (2,642)
    Proceeds from sale of property and equipment                                     52            184             90
    Notes receivable from U.K. subsidiaries - payments received                                 58,983
    Advances to U.K. subsidiaries                                                                 (304)
    Repayment of advances to U.K. subsidiaries                                                   8,390
    Payments for acquisitions - net of cash acquired                            (14,616)       (13,687)        (3,694)
    Notes receivable - payments received                                                                          58
    Proceeds limited to future acquisitions                                     (52,487)       (18,395)
    Proceeds from sale of business                                               15,075
    Payments on acquisitions payable                                             (2,163)                        (130)
    Purchases of other intangible assets                                                                         (16)
                                                                               --------       --------       --------

                Net cash (used in) provided by investing activities             (56,076)        33,964         (6,334)
                                                                               --------       --------       --------

                                                                                                            (Continued)

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                          YEAR ENDED        YEAR ENDED     YEAR ENDED
                                                                         SEPTEMBER 30,     SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2001             2000            1999
                                                                         --------------    -----------    --------------
Cash flows from financing activities:
    Payments for financing fees and issuance costs                            (2,004)         (2,849)            (346)
    Proceeds from notes payable                                                                2,012
    Payments on long-term debt                                                               (55,755)
    Borrowing under revolving loan                                                               781
    Payments on revolving loan                                                (6,550)         (5,121)          (1,500)
    Borrowing under acquisition loan                                                           5,632
    Proceeds from long-term debt                                              72,115
    Principal payments on long-term debt                                      (4,038)         (2,187)             (73)
    Payments for treasury shares acquired                                       (720)
    Stock options and warrants exercised, net, including tax benefit               7                               66
                                                                         -----------      ----------     ------------

                Net cash provided by (used in) financing activities           58,810         (57,487)          (1,853)
                                                                         -----------      ----------     ------------

Effect of exchange rate on cash                                                  584          (1,135)            (326)
Decrease in cash due to deconsolidation of U.K. subsidiaries                                  (2,598)
Increase in cash due to reconsolidation of U.K. subsidiaries                                  30,594
                                                                         -----------      ----------     ------------

Increase (decrease) increase in cash                                           7,490           2,709           (5,255)

Cash and cash equivalents,
    beginning of period                                                        7,867           5,158           10,413
                                                                         -----------      ----------     ------------
Cash and cash equivalents,
    end of period                                                         $   15,357        $  7,867       $    5,158
                                                                         ===========      ==========     ============

Supplemental cash flow information:
  Cash paid for interest                                                  $    5,670        $  5,612       $    4,192
                                                                         ===========      ==========     ============

  Cash paid for income taxes, net                                         $    2,101        $  2,031       $    1,948
                                                                         ===========      ==========     ============

Supplemental disclosure of non-cash investing and financing activities:
  Details of business acquired in purchase transactions:
                Fair value of assets acquired                             $   44,395        $ 18,841       $    3,730
                                                                         ===========      ==========     ============

                Liabilities assumed or incurred                           $    6,080        $  1,470       $       36
                                                                         ===========      ==========     ============

                Cash paid for acquisitions (including related expenses)   $   18,297        $ 15,731       $    3,694
                Cash acquired                                                  3,681           2,044
                                                                         -----------      ----------     ------------

                Net cash paid for acquisitions                            $   14,616        $ 13,687       $    3,694
                                                                         ===========      ==========     ============

        Issuance of notes payable                                         $   20,018
                                                                         ===========
        Issuance of class A1 common shares of TW UK (as defined in Note 3)                  $  1,662
                                                                                           =========

       Additional non-cash activities are disclosed in the notes to the consolidated financial statements.

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     REVENUE RECOGNITION:

     Patient services and infusion and respiratory therapy revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis) and approximated $6,275, $6,148 and $5,844 in fiscal 2001, 2000 and 1999, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are shipped and are recorded at amounts expected to be paid by third-party payors.

     The Company receives a majority of its revenue from third-party insurance companies, the National Health Services (the "NHS") and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2001, 2000 and 1999, 55%, 44% and 36%, respectively of the Company's net revenues were attributable to the NHS and other U.K. governmental payor programs. For the years ended September 30, 2001, 2000 and 1999, the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 4%, 18% and 23%, respectively, of the Company's total revenues.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     EARNINGS PER SHARE:

     Basic Earnings per Share ("EPS") is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS is computed using the weighted average number of common shares outstanding, after giving effect to contingently issuable shares per agreements and dilutive stock options and warrants using the treasury stock method. At September 30, 2001, 2000 and 1999, the Company had outstanding stock options and warrants to purchase 579, 3,940 and 3,683 shares, respectively of common stock ranging in price from $4.31 to $7.25, $2.63 to $12.45 and $4.31 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. In addition, for the years ended September 30, 2001 2000 and 1999, the Company had an incremental weighted average of 82, 12 and 128 shares, respectively, of stock options and warrants which were not included in the diluted computation as the effect of such inclusion would have been anti-dilutive due to a net loss position.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell (See Note 3).

     STOCK-BASED COMPENSATION:

     The accompanying consolidated financial statements of the Company have been prepared in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying consolidated financial statements.

     The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation (See
     Note 10).

     COMPREHENSIVE INCOME:

     Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company.

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

     ASSETS LIMITED TO USE:

     Represents cash and cash equivalents, advanced under the Refinancing, available for payment of up to fifty percent of the total consideration payable in connection with a Permitted Acquisition (as defined in the Senior Credit Agreement).

     INVENTORIES:

     Inventories, which consist primarily of finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     establishing significant coverage in its local and regional markets, the consistent practice with other alternate site health care companies and other factors.

     At each balance sheet date, or if a significant adverse change occurs in the Company's business, management assesses the carrying amount of enterprise goodwill. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at the reportable business segment level (primarily by subsidiary). If the carrying amount of goodwill exceeds the future discounted cash flows, the excess carrying amount of goodwill is written off. Factors considered by management in estimating future cash flows include current operating results, the effects of any current or proposed changes in third-party reimbursement or other governmental regulations, trends and prospects of acquired businesses, as well as the effect of demand, competition, market and other economic factors (See Note 3).

     RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("FAS 141"), "Business Combinations", and Statement No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". The provisions of FAS 141 are effective for business combinations accounted for by the purchase method completed after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. FAS 141 changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In accordance with the transitional provisions of FAS 142, the Company has not amortized goodwill acquired in business combinations subsequent to June 30, 2001. Other intangible assets will continue to be amortized over their estimated useful lives. The Company is currently reviewing the impact of FAS 142 and will be performing a fair-value analysis at a later date.

     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 2001 and 2000, other assets included $6,761 and $4,349 of deferred financing costs net of accumulated amortization of $1,554 and $746 respectively. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2001, 72.7% of accounts receivable is due from the NHS and other U.K. governmental payors. The remaining accounts receivable balance is comprised of various other third-party payors and self-pay patients (none of which is greater than 10% of the balance). At September 30, 2000, 46.0%, 9.2% and 4.3% of accounts receivable was due from the NHS and other U.K. governmental payors, Medicare and Medicaid, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of those instruments. The estimated fair value of the Company's outstanding borrowings was $181,553 and $94,392 at September 2001 and 2000, respectively, compared to $180,781 and $93,483 total debt outstanding.

     USE OF MANAGEMENT'S ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contractual allowance, valuation of inventories, accrued expenses, depreciation and amortization.

     RECLASSIFICATIONS:

     Certain prior year balances have been reclassified to conform to the current year presentatation.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS AND DISPOSALS:

     COMBINATIONS:

     On September 27, 2001 TW UK acquired all of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100 in cash, $14,800 in demand notes plus an additional sum of up to approximately $30,800 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for the fiscal year ended September 30, 2002.

     The following table displays the unaudited pro forma results of operations and related per share information for the two years ended September 30, 2001 and 2000, as if the acquisition of Staffing Enterprise was completed as of October 1, 1999 and the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000:

                                               2001               2000
                                          ---------------   ---------------
                                            (unaudited)       (unaudited)

     Net revenues                            $208,528          $212,314
     Loss before extraordinary loss           (24,181)          (21,657)
     Net loss                                 (24,181)          (22,415)
     Loss per share of common stock
        before extraordinary loss:

        Basic and Diluted                       (1.39)            (1.23)

     Net loss per share of common stock:
        Basic and Diluted                       (1.39)            (1.28)

     The acquisition was accounted for as a purchase business combination. Accordingly, the total cost of the acquisition was preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and incurred. Assets acquired and liabilities assumed were assigned preliminary values of approximately $11,200 and $4,200, respectively, with the remaining portion of approximately $14,900 attributable to goodwill and other identifiable intangible assets. As the acquisition was completed on September 27, 2001, there are no amounts relating to Staffing Enterprise included in the Consolidated Statement of Operations for fiscal 2001.

     In addition to the acquisition of Staffing Enterprise, during fiscal 2001 the U.K. Operations acquired a total of 11 other flexible staffing agencies for approximately $9,144 in cash and the issuance of $5,720 in demand notes and resulted in the Company recording approximately $13,300 of additional goodwill and other identifiable intangible assets. The transactions include provisions to pay additional amounts, payable in cash, of up to $12,993 in contingent consideration dependent upon future earnings of the acquired entities. These acquisitions were accounted for as purchase business combinations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

     Effective April 1, 2000 TW UK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional sum of up to approximately $5,600 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for certain periods ending in 2000 and 2001. As of September 30, 2001, $2,163 of contingent consideration has been earned and paid in cash.

     Approximately $13,691 of the purchase price for this acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671 of consideration being paid in 1,050 shares of 5 pence par value class A1 common shares of TW UK. Accordingly, the Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000.

     The total cost of the acquisition was allocated on the basis of the fair value of the assets acquired and liabilities assumed and incurred. Accordingly, assets and liabilities were assigned preliminary values of approximately $3,435 and $2,029, respectively, with the remaining portion of $16,119 attributable to goodwill and other identifiable intangible assets.

     The pro forma results of operations and related per share information for Nightingale have not been presented as amounts are considered immaterial.

     DISPOSITIONS:

     U.S MAIL-ORDER

     In September 2000, the Company approved a plan to exit its U.S. Mail-Order Operations and on September 18, 2000, entered into an agreement to sell certain assets of this segment located in Jacksonville, Florida. Under the terms of the transaction, the Company received $2,000 plus an additional $556 representing the book value of on-hand saleable inventory at September 29, 2000. The Company recognized a pre-tax charge for impairment of long-lived assets of $12,346 for the year ended September 30, 2000, principally reflecting the write-down of intangible assets to their fair value. The fair values of the assets to be sold were recorded as assets held for sale in the accompanying Consolidated Balance Sheet at September 30, 2000.

     Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value for the first quarter of fiscal 2001. In addition to the write-down, the Company incurred operating expenses of $1,983 prior to the closing of the U.S. Mail-Order Operations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


3.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     The Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order Operations. The restructuring charge includes $128 for the write-off of unrecoverable leasehold improvements, $680 to satisfy existing lease obligations and $480 for severance and employee related costs. The employee costs represent termination benefits for all 97 employees of the U.S. Mail-Order Operations. For the year ended September 30, 2000, no amounts related to the lease or employee related obligations were paid.

     The following table illustrates the different components of the restructuring accrual at September 30, 2001:

                                  EMPLOYEE          LEASE
                               RELATED COSTS     COMMITMENTS        TOTAL
                              ---------------   -------------   -------------

     Beginning balance              $480             $680           $1,160
     Payments made through
        September 30, 2001          (480)            (181)            (661)
                              ----------------  -------------   -------------
     Ending balance                   $0             $499             $499
                              ===============   =============   =============

     AMCARE LTD.

     On November 22, 2000, the Company sold its U.K. subsidiary, Amcare Ltd. ("Amcare"), for approximately $13,826 in cash. In fiscal 2000, the Company recorded a charge for impairment of long-lived assets of approximately $2,727 to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value as well as a tax charge of approximately $1,654 to reflect the tax effect of the transaction.

     The Company recorded an additional loss of $354 and realized a foreign exchange loss of $391 in fiscal 2001 as a result of the completion of the transaction.

     OTHER.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


4.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment, net consist of the following at September 30:

                                                          2001         2000
                                                        ---------    ---------

     Revenue producing equipment                         $11,683      $10,867
     Furniture, fixtures and equipment                     7,682        6,499
     Land, buildings and leasehold improvements            1,004        1,028
                                                        ---------    ---------
                                                          20,369       18,394
     Less, accumulated depreciation and amortization      12,824       10,720
                                                        ---------    ---------
                                                          $7,545       $7,674
                                                        =========    =========

     Depreciation and amortization of property and equipment for the years ended September 30, 2001, 2000 and 1999 was $2,042, $2,119 and $2,312,
     respectively. The net book value of revenue producing equipment was $5,508 and $5,489 at September 30, 2001 and September 30, 2000, respectively.

5.   INTANGIBLE ASSETS:

     Intangible assets, net consist of the following at September 30:

                                             2001              2000
                                          -----------      -----------

     Goodwill                               $121,110          $99,419
     Covenants not-to-compete                    250              908
     Other intangible assets                       -              398
                                          ----------       ----------
                                             121,360          100,725
     Less accumulated amortization            11,934            9,939
                                          ----------       ----------
                                            $109,426         $ 90,786
                                          ==========       ==========

     Amortization of intangibles for the years ended September 30, 2001, 2000 and 1999 was $3,852, $3,301 and $3,459, respectively. On a pro forma basis assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, the amortization of intangibles would have been $4,065.

6.   ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30:

                                              2001            2000
                                          -----------     -----------

     Payroll and related expenses           $10,785         $ 7,184
     Acquisition related expenses             1,946             254
     Other                                    8,064           8,351
                                          -----------     -----------
                                            $20,795         $15,789
                                          ===========     ===========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


7.   DEBT:

     Outstanding borrowings consist of the following at September 30:

                                                                                                  FINAL
     FACILITY                                   2001           2000         INTEREST RATE        MATURITY
     ---------                                ---------      --------      ----------------    -------------
     SENIOR CREDIT FACILITIES:

     Term loan A                              $  35,091      $ 38,913        LIBOR + 2.25%     Dec. 17, 2005
     Term loan C                                 73,720             -        LIBOR + 3.5%      Jun. 30, 2007
     Acquisition loan                                 -         6,643        LIBOR + 2.75%     Dec. 17, 2006
                                              ---------      --------
         Total senior credit facilities         108,811        45,556
     MEZZANINE TERM LOAN(1)                      13,854        12,920        LIBOR + 7%        Dec. 17, 2007
     NOTES WITH WARRANTS                         38,793        35,007        9.375%            Dec. 17, 2008
     NOTES PAYABLE(2)                            19,323             -        4.00% to 5.50%    Sept. 27, 2001
                                              ---------      --------
                                                180,781        93,483
         LESS, CURRENT MATURITIES                 4,868         3,806
                                              ---------      --------
                                              $ 175,913      $ 89,677
                                              =========      ========

     -------------------------------
     1) Net of unamortized discount of $1,817 and $2,093 as of September 30, 2001 and 2000, respectively.

     2) Net of unamortized discount of $1,141 as of September 30, 2001.

     On December 20, 1999, as amended on September 27, 2001, the Company's U.K. subsidiaries obtained new financing denominated in pounds sterling. The new financing consists of a senior collateralized term and revolving credit facility (the "Senior Credit Facility"), mezzanine indebtedness (the "Mezzanine Loan") and the Notes.

     Senior Credit Facility. The Senior Credit Facility consists of a term loan A, maturing December 17, 2005, (ii) acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, (iii) per the September 27, 2001 amendment, $73,720 term loan C, maturing June 30, 2007, and (iv) a revolving credit facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of September 30, 2001, the Company had outstanding borrowings of $108,811 under the Senior Credit Facility and $31,994 in available borrowings. As of September 30, 2001 and 2000, borrowings under the senior credit facilities bore interest at a rate of 6.96% to 8.21% and 8.11% to 8.86%, respectively.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

7.   DEBT (CONTINUED):

     Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of September 30, 2001 and 2000, borrowings under the mezzanine term loan bore interest at a rate of 11.97% and 13.11%, respectively.

     The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $121. The fair value of the Mezzanine Warrants ($2,338) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

     Senior Subordinated Notes. The Notes consist of $32,860 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

     The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of September 30, 2001, $5,934 of PIK Notes has been recorded as additional principal due in the Company's Consolidated Balance Sheet. The Notes and related PIK Notes mature nine years from issuance.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

7.   DEBT (CONTINUED):

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

     At September 30, 2001, the Company had outstanding notes payable of $19,323, net of $1,141 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 4.00% to 5.50% and mature in fiscal 2003.

     In connection with the repayment of the Company's Credit Facility, the Company recorded a non-cash, after-tax, extraordinary charge of $759 (net of income tax benefit of $408) during the fiscal year ended September 30, 2000, related to the write-off of deferred financing costs associated with the Credit Facility.

     Annual maturities of long-term debt for each of the next five years are:

              YEAR ENDING SEPTEMBER 30,
              -------------------------
                         2002                  $      4,868
                         2003                        25,515
                         2004                         8,257
                         2005                        10,321
                         2006                        27,276
                      Thereafter                    104,544
                                               ------------
                                               $    180,781
                                               ============

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


7.   DEBT (CONTINUED):

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

      December 31, 2001           $35,331
      June 30, 2002               $32,855
      December 31, 2002           $30,378

8.   STOCKHOLDERS' EQUITY:

     In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately negotiated transactions. As of September 30, 2001, the Company had acquired 266 shares for an aggregate purchase price of $720 which are reflected as treasury stock in the consolidated balance sheet at September 30, 2001. The Company intends to continue with its stock repurchase program during fiscal 2002.

9.   INCOME TAXES:

     The provision (benefit) for income taxes from continuing operations for the years ended September 30, is summarized as follows:

                                       2001          2000            1999
                                     -------      ---------       ---------
     Current:
       Federal                       $      -      $       -       $     68
       State                                -              -             52
       Foreign                          2,623          2,606          2,063
     Deferred:
       Federal                         21,462       (10,070)         (3,136)
       State                                -            116            328
       Foreign                             32              -            125
                                     --------      ---------     ----------
     Provision (benefit)
       income taxes                  $ 24,117      $  (7,348)       $  (500)
                                     ========      =========     ==========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


9.   INCOME TAXES (CONTINUED):

     For 2001, 2000 and 1999, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30 are as follows:

                                                      2001          2000
                                                    ---------    ---------
     Current:

        Provision for doubtful accounts             $   6,704    $   6,415
        Accrued expenses                                  431        5,528
        Other, net                                        162          344
                                                    ---------    ---------
          Current deferred tax assets                   7,297       12,287
                                                    ---------    ---------
     Non-current:

        Federal net operating loss                     17,894        9,327
        State net operating losses                      1,666        1,546
        Capital losses                                    768          768
        Other, net                                         72          161
        Depreciation and amortization                  (1,406)      (1,081)
        Other, net                                       (548)        (501)
                                                    ---------    ---------
          Non-current deferred tax assets, net         18,446       10,220
                                                    ---------    ---------

                                                       25,743       22,507
     Valuation allowance                              (26,291)      (1,546)
                                                    ---------    ---------
              Net deferred tax (liability) asset    $    (548)   $  20,961
                                                    =========    =========

     Management had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of the Company's ownership interest in its U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While the Company believes it will eventually realize the value of its tax losses, current developments, including the continued expansion of the U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with the Company's current business strategy. These uncertainties have impaired the Company's ability to determine whether it is more likely than not that its deferred tax assets will be realized. Accordingly, a full valuation allowance for all remaining deferred tax assets has been provided.

     As of September 30, 2001, the Company has a Federal net operating loss carryforward of approximately $53,000 which if unused, will expire in the years 2018 through 2021. The Company has a capital loss carryforward of approximately $2,000 which, if unused, will expire in the year 2003.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


9.   INCOME TAXES (CONTINUED):

     Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income
     (loss) before equity income of and interest income earned from U.K. subsidiaries for the years ended September 30 are as follows:

                                                  2001           2000             1999
                                                --------      ---------        ---------

     Income taxes at 34%                        $  (841)      $(11,151)        $(2,668)
     State income taxes, net of
        Federal benefit                               -              -             560
     Nondeductible expenses, primarily
        amortization and write down
        of intangible assets                      1,305          1,648           1,076
     Legal settlement                                 -            510               -
     Valuation allowance                         24,745           (332)              3
     Foreign tax on sale of subsidiary                -          1,654               -
     Tax contingency                                  -              -             416
     Other, net                                  (1,092)           323             113
                                                -------       --------         -------
     (Benefit) provision for income taxes       $24,117         (7,348)        $  (500)
                                                =======       ========         =======

     Income (loss) before income taxes generated from the U.K. operations for the years ended September 30, 2001, 2000 and 1999 was $3,684, $(2,046) and $3,416, respectively. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire fiscal year ended September 30, 2000, the loss generated from the U.K. operations would have been $(965).

10.  STOCK OPTION PLAN AND WARRANTS:

     Under the Company's 1992 Option Plan ("Option Plan"), options may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provi sions and term of such grants. Beginning in fiscal 1999 and ending in July 2002, the number of shares available for issuance under the Option Plan, as amended, increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


10.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     Following is a summary of transactions under the Option Plan during the year ended September 30, 2001, 2000 and 1999:

                                                 2001                  2000                    1999
                                         ----------------------------------------------------------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                         NUMBER     AVERAGE     NUMBER     AVERAGE      NUMBER     AVERAGE
                                         OF STOCK   EXERCISE    OF STOCK   EXERCISE     OF STOCK   EXERCISE
                                         OPTIONS    PRICE ($)   OPTIONS    PRICE ($)    OPTIONS    PRICE ($)
                                         ----------------------------------------------------------------------

     Outstanding beginning of year         1,040       5.22       1,130        5.37       1,390        5.49

     Granted                                 400       1.75         100        1.81          10        4.31
     Exercised                                (4)      1.75                                 (15)       4.38
     Forfeited                               (42)      5.59        (190)       4.34        (255)       6.04
                                         -----------            -----------             -----------

     Outstanding end of year               1,394       4.22       1,040        5.22       1,130        5.37
                                         ===========            ===========             ===========

     Weighted-average fair
     value of options granted
     during the year                                   0.34                    0.93                    2.08
                                                    ===========            ============            ============

     Available for future grants           1,470
                                         ===========

     On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2001, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.


TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


10.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

     A summary of the 1,394 options outstanding as of September 30, 2001 is as follows:

                                              WEIGHTED           WEIGHTED                            WEIGHTED
            RANGE                             AVERAGE             AVERAGE                             AVERAGE
             OF                            EXERCISE PRICE        REMAINING                        EXERCISE PRICE
          EXERCISE           NUMBER          OF OPTIONS      CONTRACTUAL LIFE       NUMBER          OF OPTIONS
          PRICE ($)       OUTSTANDING     OUTSTANDING ($)        IN YEARS         EXERCISABLE     EXERCISABLE ($)
     ------------------  -------------   -----------------  ------------------  ---------------  -----------------
                 1.75           392            1.75                 4.2              196               1.75
                 1.81           100            1.81                 3.7               33               1.81
                 2.63           323            2.63                 2.0              323               2.63
                 4.31            10            4.31                 7.2                7               4.31
                 7.25            69            7.25                  .9               69               7.25
                 7.25           500            7.25                 6.3              500               7.25
                             -------                                              -------
         1.75 to 7.25         1,394            4.22                 4.3            1,128               5.68
                             =======                                              =======

     In accordance with SFAS No. 123, the Company continues to apply APB No. 25 and related Interpretations to account for stock-based compensation using the intrinsic value method for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been adjusted to the pro forma amounts indicated in the table below for the three years ended September 30:

                                                                 2001               2000                1999
                                                             -----------        -------------       ------------
     Net loss - reported                                     $(26,612)           $(24,944)           $(7,346)
     Net loss - pro forma                                     (26,708)            (25,186)            (8,155)
     Basic and diluted loss per share - reported                (1.53)              (1.42)             (0.42)
     Basic and diluted loss per share - pro forma               (1.53)              (1.44)             (0.46)


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2001          2000             1999
                                      ------        ------           ------
     Expected life (years)                4             4                4
     Risk-free interest rate            5.5%          5.5%             5.5%
     Volatility                        61.4%         61.0%            55.7%
     Expected dividend yield              0%            0%               0%

     The compensation cost as generated by the Black-Scholes option-pricing model, may not be indicative of the future benefit, if any, that may be received by the option holder.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


11.   STOCK INCENTIVE PLAN:

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

12.   COMMITMENTS AND CONTINGENCIES:

      EMPLOYMENT AGREEMENTS:

      The Company has two employment agreements with certain of its executive officers that provide for minimum aggregate annual compensation of $745 in fiscal 2002. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of the Company (as defined therein), or significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding twelve months.

      OPERATING LEASES:

      The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2008 and 2013.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2001 are as follows:

                       2002                  $1,260
                       2003                     946
                       2004                     709
                       2005                     657
                       2006                     654
                       Thereafter             1,260
                                             ------
                                             $5,486
                                             ======

      Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 2001, 2000 and 1999 amounted to $1,972, $2,871 and $2,431, respectively.

      CONTINGENCIES:

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and a subsidiary of the Company for inadequate consideration. The Company has been vigorously defending this action. In June 2001, the parties reached a settlement, which was approved by the court in November 2001, that fully resolved the litigation. The settlement will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

      On August 4, 2000 the Company reached a civil settlement in the amount of $10,000 with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. The Company also agreed to a corporate integrity agreement ("CIA") with the Office of Inspector General related to the Mail-Order operations. As of November 2, 2001 the Company's obligations under the CIA have been completed.

      In addition to its settlement with the federal government, the Company reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Prior Owners paid the Company $5,000 to settle all outstanding issues between the relevant parties. In a related agreement the Company has guaranteed the Prior Owners a price of $5.00 per share for all shares of Company common stock they owned as of August 4, 2000 (190) and still own on August 4, 2002. The Prior Owners are obligated to liquidate these shares on the open market for $5.00 per share or greater. To the extent that shares remain unliquidated on August 4, 2002, the difference between the closing price of the Company's common stock on August 4, 2002 and $5.00 per share will be paid to the Prior Owners by the Company in cash.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      The Company recorded a one-time net charge of $5,082 related to the settlement of all of these matters in fiscal 2000.

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

13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the year ended September 30, 2001 the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations (formerly Hi-Tech). The U.K. operations derive revenues from nursing and para-professional services, and delivery of oxygen concentrators and cylinders throughout the U.K. The Home Healthcare operations derive revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment principally in New Jersey and New York.

      During the years ended September 30, 2000 and 1999, the Company also operated the U.S. Mail Order Operations which derived its revenues from the mail-order sale of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Inter segment sales are not material. The following tables present certain financial information by reportable business segments and geographic areas of operations for the years ended September 30, 2001, 2000 and 1999.

                                                       YEAR ENDED SEPTEMBER 30, 2001
                                                  -----------------------------------------
                                                      U.K.            U.S.
                                                                      HOME
                                                   OPERATIONS      HEALTHCARE      TOTAL
                                                  -------------   ------------   ----------
      Revenues to unaffiliated customers            $ 138,041       $ 16,592     $ 154,633
                                                    =========       ========     =========

      Segment operating profit                      $  12,676       $    620     $  13,296
                                                    =========       ========

      Corporate expenses                                                            (3,053)
      U.S. Mail-Order (Note 3)                                                      (3,883)
      Interest expense, net                                                         (8,433)
      Foreign exchange loss (Note 3)                                                  (400)
                                                                                 ---------
      Loss before income taxes and minority
      interest                                                                   $  (2,473)
                                                                                 =========

      Depreciation and amortization                 $   5,080       $    767      $  5,847
                                                    =========       ========
      Corporate depreciation and amortization                                           47
                                                                                 ---------
      Total depreciation and amortization                                        $   5,894
                                                                                 =========
      Identifiable assets, September 30, 2001       $ 236,472       $ 10,899     $ 247,371
                                                    =========       ========

      Corporate assets                                                                 702
                                                                                 ---------

      Total assets, September 30, 2001                                           $ 248,073
                                                                                 =========

      Capital expenditures                          $  1,244        $    678     $   1,922
                                                    ========        ========     ---------
      Corporate capital expenditures                                                    15
                                                                                 ---------
      Total capital expenditures                                                 $   1,937
                                                                                 =========


TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

13.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                              YEAR ENDED SEPTEMBER 30, 2000
                                              ---------------------------------------------------------------
                                                 U.K.          U.S.          U.S.        U.S.
                                                                             HOME
                                              OPERATIONS    MAIL-ORDER    HEALTHCARE     TOTAL        TOTAL
                                              ------------  -----------   ----------   ----------   ---------
     Revenues to unaffiliated customers         $  97,449    $  22,476     $ 15,483     $  37,959   $ 135,408
                                                =========    =========     ========     =========   =========
     Segment operating (loss) profit            $   7,860    $ (8,015)     $    495     $  (7,520)  $     340
                                                =========    =========     ========     =========
     Corporate expenses                                                                                (3,754)
     Impairment of long-lived
     assets (Note 3)                                                                                  (15,073)
     Legal settlements, net (Note 12)                                                                  (5,082)
     Restructuring charge (Note 3)                                                                     (1,288)
     Interest expense, net                                                                             (7,847)
                                                                                                    ---------
     Loss before income taxes, equity
         income, minority interest and
         extraordinary loss                                                                         $ (32,704)
                                                                                                    =========
     Depreciation and amortization              $   3,815    $     790     $    767      $  1,557   $   5,372
                                                =========    =========     ========      ========
     Corporate depreciation and
         Amortization                                                                                      48
                                                                                                    ---------
     Total depreciation and amortization                                                            $   5,420
                                                                                                    =========
     Identifiable assets, September 30, 2000    $ 140,058    $   6,555     $ 10,891     $  17,446   $ 157,504
                                                =========    =========     ========     =========
     Corporate assets                                                                                  26,242
                                                                                                    ---------
     Total assets, September 30, 2000                                                               $ 183,746
                                                                                                    =========
     Capital expenditures                       $     831    $      35     $    336     $     371   $   1,202
                                                =========    =========     ========     =========
     Corporate capital expenditures                                                                         5
                                                                                                    ---------
     Total capital expenditures                                                                     $   1,207
                                                                                                    =========

                                                              YEAR ENDED SEPTEMBER 30, 1999
                                           -------------------------------------------------------------------
                                               U.K.          U.S.         U.S.         U.S.
                                                                          HOME
                                           OPERATIONS    MAIL-ORDER    HEALTHCARE      TOTAL         TOTAL
                                          ------------ -------------  ------------ ------------  -------------
      Revenues to unaffiliated customers    $ 104,550    $  37,030      $ 13,148      $ 50,178      $154,728
                                            ==========   =========      ========      ========      =========

      Segment operating (loss) profit       $   9,809    $  (5,268)     $ (1,232)     $ (6,500)     $  3,309
                                            ==========   =========      ========      ========
      Corporate expenses                                                                              (5,937)
      Interest expense, net                                                                           (5,218)
                                                                                                    ---------
      Loss before income taxes                                                                      $ (7,846)
                                                                                                    =========
      Depreciation and amortization         $   4,149    $     815      $    758      $  1,573      $  5,722
                                           ==========   ==========      ========      ========

      Corporate depreciation and
          amortization                                                                                    49
                                                                                                    --------
      Total depreciation and amortization                                                           $  5,771
                                                                                                    ========

      Identifiable assets,
      September 30, 1999                    $ 118,845    $  25,812      $ 10,972      $ 36,784      $155,629
                                            =========    =========      ========      ========
      Corporate assets                                                                                16,492
                                                                                                    --------
      Total assets, September 30, 1999                                                              $172,121
                                                                                                    ========

      Capital expenditures                  $   1,889    $     150      $    596      $    746      $  2,635
                                            =========    =========      ========      ========
      Corporate capital expenditures                                                                       7
                                                                                                    --------
      Total capital expenditures                                                                    $  2,642
                                                                                                    ========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following table presents certain financial information by reportable business segment and geographic area of operations pro forma for the fiscal year ended September 30, 2000 as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.


                                                             PRO FORMA YEAR ENDED SEPTEMBER 30, 2000
                                              ----------------------------------------------------------------------
                                                   U.K.           U.S.          U.S.            U.S.
                                                                                HOME
                                                OPERATIONS     MAIL-ORDER    HEALTH CARE        TOTAL        TOTAL
                                               ------------   ------------  -------------    -----------  -----------
      Revenues to unaffiliated customers         $126,295       $ 22,476       $ 15,484       $ 37,960     $ 164,255
                                                 ========       ========       ========       ========     =========
      Segment operating profit (loss)            $ 10,302       $ (8,015)      $    495       $ (7,520)    $   2,782
                                                 ========       ========       ========       ========
      Corporate expenses                                                                                      (3,754)
      Impairment of long-lived assets
         (Note 3)                                                                                            (15,073)
      Legal settlements, net (Note 12)                                                                        (5,082)
      Restructuring charge (Note 3)                                                                           (1,288)
      Interest expense, net                                                                                   (8,095)
                                                                                                           ---------
      Loss before income taxes, minority
            interest and extraordinary loss                                                                $ (30,510)
                                                                                                           =========
      Depreciation and amortization              $  4,914       $   790        $   767        $  1,557     $   6,471
                                                 ========       =======        =======        ========
      Corporate depreciation and
         Amortization                                                                                             48
                                                                                                           ---------
      Total depreciation and amortization                                                                  $   6,519
                                                                                                           =========
      Identifiable assets, September 30, 2000    $140,058       $  6,555       $10,891        $ 17,446     $ 157,504
                                                 ========       ========       =======        ========
      Corporate assets                                                                                        26,242
                                                                                                           ---------
      Total assets, September 20, 2000                                                                     $ 183,746
                                                                                                           =========
      Capital expenditures                       $  1,418       $     35       $   336        $    371     $   1,789
                                                 ========       ========      ========        ========
      Corporate capital expenditures                                                                               5
                                                                                                           ---------
      Total capital expenditures                                                                           $   1,794
                                                                                                           =========

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

      The Company may make an additional matching contribution at its discretion which had been in the form of its common stock through December 31, 1998 and will be in cash thereafter. The Company's

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


14.   PROFIT SHARING PLAN (CONTINUED):

      contributions to the plan were approximately $19, $22 and $28 for the years ended September 30, 2001, 2000 and 1999, respectively.

      In addition to the U.S. plan described above, certain of the Company's U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $26, $80 and $91 for the years ended September 30, 2001, 2000 and 1999, respectively.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents the comparative unaudited quarterly results for the years ended September 30, 2001 and 2000:


            2001 QUARTER ENDED        DECEMBER 31,       MARCH 31,        JUNE 30,      SEPTEMBER 30,        TOTAL
                                     ---------------    ------------ --------------- -----------------   -------------
      Total revenues                   $   36,922        $   35,917      $   37,420       $ 44,374          $154,633
                                       ==========        ==========      ==========       ========          ========
      Gross profit                     $   11,223        $   11,272      $   11,650       $ 13,834          $ 47,979
                                       ==========        ==========      ==========       ========          ========
      Net (loss) income                $   (2,796) (a)   $     (448)     $       40       $(23,408) (b)     $(26,612)
                                       ==========        ==========      ==========       ========          ========
      Basic and diluted net (loss)
      per share of common stock        $    (0.16)       $    (0.03)     $     0.00       $  (1.35)         $  (1.53)
                                       ==========        ==========      ==========       ========          ========

(a) The Company recorded an additional charge of $1,900 to reflect the write-down of the remaining U.S. Mail-Order operations accounts receivable to their estimated net realizable value.

(b) The Company recorded a full valuation allowance of $24,745 for all remaining deferred tax assets.


      2000 QUARTER ENDED                  DECEMBER 31,     MARCH 31,      JUNE 30,          SEPTEMBER 30,             TOTAL
                                        --------------   ------------   ------------      -----------------  -----------------------
      Total revenues                      $   11,435     $   40,708     $   42,758         $    40,507               $  135,408
                                          ==========     ==========     ==========         ===========               ==========
      Gross profit                        $    5,268     $   14,448     $   13,945         $    11,966               $   45,627
                                          ==========     ==========     ==========         ===========               ==========
      Net loss                            $   (1,004)    $     (485)    $   (7,599) (a)    $   (15,856)              $  (24,944)
                                          ==========     ==========     ==========         ===========               ==========
      Basic and diluted net loss
      per share of common stock
      before extraordinary loss           $    (0.01)    $    (0.03)         (0.43)        $     (0.90) (b) & (c)    $    (1.38)
                                          ==========     ==========     ==========         ===========               ==========
      Basic and diluted net loss
      per share of common stock           $    (0.06)    $    (0.03)    $    (0.43)        $     (0.90)              $    (1.42)
                                          ==========     ==========     ==========         ===========               ==========

(a) The Company recorded a net charge of $5,082 related to legal settlements with the DOJ, OIG and Prior Owners.

(b) The Company recorded a $1,288 restructuring charge related to exiting its U.S. Mail-Order Operations.

(c) The Company recorded a charge for impairment of long-lived assets of $15,073. The charge related to the write-down of assets, mainly goodwill, to their fair value, $12,346 for the U.S. Mail-Order Operations and $2,727 for Amcare.

TRANSWORLD HEALTHCARE, INC.
(IN THOUSANDS)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        Column A                   Column B                  Column C                    Column D          Column E
---------------------------      ------------      --------------------------------    -------------      ------------
                                                       Additions Charged to
                                                   --------------------------------
                                  Balance at                                                              Balance at
                                  Beginning          Cost and             Other                             End of
       Description                 of Period        Expenses             Accounts       Deductions          Period
---------------------------      ------------      -------------        -----------    -------------      ------------
Allowance for Doubtful
Accounts:


   Year ended
     September 30, 2001             $21,219          $ 3,568            $ 347 (B)        $  523(A)         $24,611

   Year ended
     September 30, 2000             $19,870          $ 9,026            $(142)(B)        $7,535(A)         $21,219

   Year ended
     September 30, 1999             $15,367          $12,272            $  (5)(B)        $7,764(A)         $19,870


(A)        Doubtful accounts written off, net of recoveries and sold.

(B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.