Form 10-Q
period 2001-12-31
TRANSWORLD HEALTHCARE INC
filed 2002-02-14
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-11570

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

    Class                                     Outstanding at February 4, 2002
Common Stock                                        17,288,876 Shares

                           TRANSWORLD HEALTHCARE, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I

Item 1.   Financial Statements .......................................................................3

          Condensed Consolidated Balance Sheets - December 31, 2001 (Unaudited) and
            September 30, 2001........................................................................4

          Condensed Consolidated Statement of Operations (Unaudited) - For the Three
            Months Ended December 31, 2001 and December 31, 2000......................................5

          Condensed Consolidated Statement of Cash Flows (Unaudited) - For the Three
            Months Ended December 31, 2001 and December 31, 2000......................................6

          Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................21

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K............................................................22

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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   DECEMBER 31,                 SEPTEMBER 30,
                                                                                      2001                           2001
                                                                                   (UNAUDITED)
                                                                              ----------------------         ---------------------
                              ASSETS

Current assets:
  Cash and cash equivalents                                                   $          10,713              $          15,357
  Restricted cash                                                                        20,146
  Accounts receivable, less allowance for doubtful
    accounts of $24,571 and $24,611, respectively                                        27,743                         29,555
  Inventories                                                                               949                            972
  Prepaid expenses and other assets                                                       8,238                          7,336
                                                                              ------------------             ------------------
         Total current assets                                                            67,789                         53,220

Property and equipment, net                                                               7,825                          7,545
Assets limited to use                                                                    50,414                         71,020
Goodwill, net                                                                           108,956                        109,426
Deferred financing costs and other assets                                                 9,310                          6,862
                                                                              ------------------             ------------------
         Total assets                                                         $         244,294              $         248,073
                                                                              ==================             ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                               $          19,116              $
  Current portion of long-term debt                                                       5,809                          4,868
  Accounts payable                                                                        2,383                          2,160
  Accrued expenses                                                                       20,098                         20,795
  Taxes payable                                                                           5,034                          5,667
                                                                              ------------------             ------------------
         Total current liabilities                                                       52,440                         33,490

Long-term debt                                                                          152,215                        175,913
Deferred income taxes and other long term liabilities                                       687                            702
Minority interest                                                                         1,658                          1,614
                                                                              ------------------             ------------------
         Total liabilities                                                              207,000                        211,719
                                                                              ------------------             ------------------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued 17,555 and
    17,551 shares, respectively                                                             176                            176
  Additional paid-in capital                                                            128,077                        128,077
  Accumulated other comprehensive loss                                          (         6,117 )              (         5,600 )
  Retained deficit                                                              (        84,122 )              (        85,579 )
                                                                              ------------------             ------------------
                                                                                         38,014                         37,074
  Less cost of treasury stock (266 shares)                                      (           720 )              (           720 )
                                                                              ------------------             ------------------
         Total stockholders' equity                                                      37,294                         36,354
                                                                              ------------------             ------------------
         Total liabilities and stockholders' equity                           $         244,294              $         248,073
                                                                              ==================             ==================


See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                           ---------------------------------------
                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                 2001                 2000
                                                                           -----------------   -------------------
Revenues:
    Net patient services                                                     $      55,415       $       29,119
    Net infusion services                                                            3,310                2,985
    Net respiratory, medical equipment and supplies sales                            2,311                4,818
                                                                            ---------------     ----------------
          Total revenues                                                            61,036               36,922
                                                                            ---------------     ----------------
Cost of revenues:
    Patient services                                                                40,961               20,234
    Infusion services                                                                2,448                2,102
    Respiratory, medical equipment and supplies sales                                1,292                3,363
                                                                            ---------------     ----------------
          Total cost of revenues                                                    44,701               25,699
                                                                            ---------------     ----------------
          Gross profit                                                              16,335               11,223

Selling, general and administrative expenses                                        10,427                8,799
General and administrative expenses related to Mail-Order
     operations (Note 4)                                                                                  3,321
Losses due to sale of subsidiary (Note 4)                                                                   354
                                                                            ---------------     ----------------
          Operating income (loss)                                                    5,908        (       1,251 )

Interest income                                                               (        838 )      (         449 )
Interest expense                                                                     4,161                2,487
Foreign exchange loss                                                                   13                  391
                                                                            ---------------     ----------------
          Income (loss) before income taxes and minority interest                    2,572        (       3,680 )

Provision (benefit) for income taxes                                                 1,071        (         878 )
                                                                            ---------------     ----------------
          Income (loss) before minority interest                                     1,501        (       2,802 )

Minority interest                                                                       44        (           6 )
                                                                            ---------------     ----------------
          Net income (loss)                                                  $       1,457      $ (       2,796 )
                                                                            ===============     ================
Net income (loss) per share of common stock:
          Basic                                                              $        0.08      $ (        0.16 )
                                                                            ===============     ================
          Diluted                                                            $        0.06      $ (        0.16 )
                                                                            ===============     ================
Weighted average number of common shares outstanding:
          Basic                                                                     17,289               17,551
                                                                            ===============     ================
          Diluted                                                                   17,465               17,551
                                                                            ===============     ================

See notes to consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                 -------------------------------------
                                                                                  DECEMBER 31,          DECEMBER 31,
                                                                                      2001                  2000
                                                                                 ----------------       --------------
Cash flows from operating activities:
    Net income (loss)                                                            $      1,457           $(    2,796 )
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                                 590                 1,376
            Amortization of debt issuance costs                                           510                   287
            Provision for doubtful accounts                                               570                 2,274
            Losses due to sale of subsidiary                                                                    354
            Interest in kind                                                            1,028                   909
            Minority interest                                                              44           (         6 )
            Deferred income taxes                                                                       (     1,354 )
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Decrease (increase) in accounts receivable                                    802           (     1,163 )
            Decrease (increase) in inventories                                             18           (       480 )
            Increase in prepaid expenses and other assets                        (      3,887 )         (       118 )
            Increase (decrease) in accounts payable and other liabilities        (        789 )                 422
                                                                                 -------------          ------------
                Net cash provided by (used in) operating activities                       343           (       295 )
                                                                                 -------------          ------------
Cash flows from investing activities:
    Capital expenditures                                                         (        974 )         (       616 )
    Proceeds from sale of property and equipment                                           14                    22
    Payments for acquisitions - net of cash acquired                             (         37 )         (       593 )
    Proceeds limited to future acquisitions                                      (        640 )         (    12,406 )
    Proceeds from sale of business                                                                           15,126
    Payments on acquisitions payable                                             (      1,125 )
                                                                                 -------------          ------------
                Net cash (used in) provided by investing activities              (      2,762 )               1,533
                                                                                 -------------          ------------
Cash flows from financing activities:
    Principal payments on long-term debt                                         (      2,021 )         (     2,027 )
                                                                                 -------------          ------------
                Net cash used in financing activities                            (      2,021 )         (     2,027 )
                                                                                 -------------          ------------
Effect of exchange rate on cash                                                  (        204 )                 440
                                                                                 -------------          ------------
Decrease in cash                                                                 (      4,644 )         (       349 )

Cash and cash equivalents, beginning of period                                         15,357                 7,867
                                                                                 -------------          ------------
Cash and cash equivalents, end of period                                         $     10,713           $     7,518
                                                                                 =============          ============
Supplemental cash flow information:
  Cash paid for interest                                                         $      2,488           $     1,287
                                                                                 =============          ============
  Cash paid for income taxes                                                     $      1,649
                                                                                 =============


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

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the three months ended December 31, 2001, diluted EPS of $0.06 reflects the diluted effect of common stock equivalents issued by the Company's U.K. subsidiary of approximately $0.02 per share. At December 31, 2000, the Company had outstanding stock options and warrants to purchase 4,424 shares of common stock ranging in price from $1.75 to $12.45 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

      The weighted average number of shares used in the basic and diluted EPS computations for the three months ended December 31, 2001 and 2000 are as follows:

                                                                       THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                       2001          2000
                                                                    ------------  -----------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock              17,289       17,551
      Effect of dilutive securities - stock options                         176
       treasury stock method
                                                                    ------------  -----------
      Shares used in computation of diluted EPS of common stock          17,465       17,551
                                                                    ============  ===========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

3.    COMPREHENSIVE INCOME (LOSS):

      Components of comprehensive income (loss) include net income (loss) and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income (loss) impacting the Company. The following table displays comprehensive income
      (loss) for the three months ended December 31, 2001 and 2000:

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                           ----------------------------------
                                                 2001              2000
                                           -----------------  ---------------
      Net income (loss)                      $   1,457         $(   2,796 )
      Change in cumulative translation
      adjustment                             (     517 )            1,069
                                            -----------        -----------
      Comprehensive income (loss)            $     940         $(   1,727 )
                                            ===========        ===========

4.    BUSINESS COMBINATIONS AND DISPOSALS:

      COMBINATIONS:

     On September 27, 2001 Transworld Healthcare (UK) Limited ("TW UK") acquired all of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London-based provider of flexible staffing of specialist nurses and other healthcare professionals to London National Health Service ("NHS") Trust and independent hospitals. The acquisition was accounted for as a purchase business combination. The results of operations for Staffing Enterprise have been included in the financial statements as of the beginning of the current fiscal year ended September 30, 2002.

     The following table displays the unaudited pro forma results of operations and related per share information as if the acquisition of Staffing Enterprise was completed as of October 1, 2000. The pro forma results are based on the historical financial statements of the Company and Staffing Enterprise for the three months ended December 31, 2000.

                                                     THREE MONTHS ENDED
                                                      DECEMBER 31, 2000

         Net revenues                                     $48,746

         Net loss                                          (2,309)

         Loss per share of common stock:

            Basic and Diluted                               (0.13)


     The transactions related to the acquisition of Staffing Enterprise and other previous acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable in cash, of up to $43,400 in contingent consideration dependent upon future earnings of the acquired entities.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.    BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      DISPOSITIONS:

      U.S. MAIL-ORDER

      In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and effective October 3, 2000 sold certain assets of the U.S. Mail-Order operations located in Jacksonville, Florida. In addition, the Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900, in the first quarter of fiscal 2001, to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, the Company incurred operating expenses of $1,421 during the three months ended December 31, 2000 in connection with closing its U.S. Mail-Order operations.

      The following table illustrates the restructuring accrual balance for lease commitments at December 31, 2001.

                      Beginning balance                  $499
                      Payments made through
                         December 31, 2001               (174 )
                                                      --------
                      Ending balance                     $325
                                                      ========

      AMCARE LTD.

      On November 22, 2000, the Company sold Amcare Ltd ("Amcare"), a U.K. subsidiary for approximately $13,826 in cash. As a result of the completion of the transaction, the Company recorded an additional loss of $354 and realized a foreign exchange loss of $391 for the three months ended December 31, 2000.

5.    COMMITMENTS AND CONTINGENCIES:

      During the normal course of business, the Company continues to carefully monitor and review its submission of Medicare, Medicaid and all other claims for reimbursement and the Company uses its best efforts to ensure that such claims are not false or fraudulent. At the present time, the Company is not aware of any on-going investigation relating to its submission of claims for reimbursement. However, to the extent the Company is investigated in the future and/or found to have violated these laws, it could have a material adverse effect on the Company. The Company believes that it is in substantial compliance in all material respects with applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Due to the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, cash flows or results of operations.

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

6.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the three months ended December 31, 2001 and 2000, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations. The U.K. operations derive its revenues from nursing and para-professional services, and delivery of oxygen concentrators and cylinders throughout the U.K. The Home Healthcare operations derive its revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment principally in New Jersey and New York.

      The Company uses differences in geographic areas, as well as differences in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material.

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three months ended December 31, 2001 and 2000.

                                                     THREE MONTHS ENDED DECEMBER 31, 2001
                                                 ---------------------------------------------
                                                    U.K.           HOME
                                                 OPERATIONS      HEALTHCARE         TOTAL
                                                 ------------  ---------------  --------------
    Revenues to unaffiliated customers            $   56,582      $    4,454      $   61,036
                                                  ===========    ============     ===========

    Segment operating profit                      $    6,368      $      203      $    6,571
                                                  ===========    ============
    Corporate expenses                                                                  (663 )
    Interest expense, net                                                             (3,323 )
    Foreign exchange loss                                                                (13 )
                                                                                  -----------
    Income before income taxes and minority                                       $    2,572
    interest
                                                                                  ===========
    Depreciation                                  $      411      $      175      $      586
                                                  ===========    ============
    Corporate depreciation                                                                 4
                                                                                  -----------
    Total depreciation                                                            $      590
                                                                                  ===========
    Identifiable assets, December 31, 2001        $  234,100      $    9,434      $  243,534
                                                  ===========    ============
    Corporate assets                                                                     760
                                                                                  -----------
    Total assets, December 31, 2001                                               $  244,294
                                                                                  ===========
    Capital expenditures                          $      856      $      109      $      965
                                                  ===========    ============
    Corporate capital expenditures                                                         9
                                                                                  -----------
    Total capital expenditures                                                    $      974
                                                                                  ===========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                        THREE MONTHS ENDED DECEMBER 31, 2000
                                                    ----------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE         TOTAL
                                                    -------------  ---------------  --------------
        Revenues to unaffiliated customers           $   33,065      $     3,857     $   36,922
                                                     ===========    =============    ===========
        Segment operating profit                     $    2,705      $       139     $    2,844
                                                     ===========    =============
        Corporate expenses                                                                 (774 )
        U.S. Mail-Order (Note 4)                                                         (3,321 )
        Interest expense, net                                                            (2,038 )
        Foreign exchange loss (Note 4)                                                     (391 )
                                                                                     -----------
        Loss before income taxes and minority
        interest                                                                     $   (3,680 )
                                                                                     ===========
        Depreciation and amortization                $    1,187      $       178     $    1,365
                                                     ===========    =============
        Corporate depreciation and amortization                                              11
                                                                                     -----------
        Total depreciation and amortization                                          $    1,376
                                                                                     ===========
        Identifiable assets, December 31, 2000       $  143,459      $    10,882     $  154,341
                                                     ===========    =============
        U.S. Mail-Order                                                                     919
        Corporate assets                                                                 27,832
                                                                                     -----------
        Total assets, December 31, 2000                                              $  183,092
                                                                                     ===========
        Capital expenditures                         $      476      $       137     $      613
                                                     ===========    =============
        Corporate capital expenditures                                                        3
                                                                                     -----------
        Total capital expenditures                                                   $      616
                                                                                     ===========

7.  IMPACT OF RECENT ACCOUNTING STANDARDS:

      In July 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets". The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, the Company adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. Based on the Company's fair-value analysis of goodwill, the carrying amount of goodwill did not exceed its fair value. Therefore, no impairment to goodwill was recognized.

      The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2001:

                                                 THREE MONTHS ENDED DECEMBER 31, 2001
                                        -------------------------------------------------------
                                               U.K.               HOME
                                            OPERATIONS         HEALTHCARE          TOTAL
                                        -------------------   --------------  -----------------
        Balance at September 30, 2001        $  105,542         $    3,884      $      109,426
        Goodwill acquired during year        $    1,169         $        -      $        1,169
        Foreign exchange difference          $   (1,639)        $        -      $       (1,639)
                                           -------------       ------------    ----------------
        Balance at December 31, 2001         $  105,072         $    3,884      $      108,956
                                           =============       ============    ================

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.  IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

      The amortization expense, net income (loss) and net income (loss) per share of the Company for the three months ended December 31, 2001, the period of initial application of FAS 142, and for the three months ended December 31, 2000 are as follows:

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                                 2001             2000
                                                           -----------------  --------------
        Reported net income (loss)                            $   1,457        $   (2,796 )

        Add back: Goodwill amortization                       $       -        $      900
                                                             -----------       -----------
        Adjusted net income (loss)                            $   1,457        $   (1,896 )
                                                             ===========       ===========
        Basic net income (loss) per share                     $    0.08        $    (0.16 )

        Add back: Goodwill amortization per share             $       -        $     0.05
                                                             -----------       -----------

        Adjusted basic net income (loss) per share            $    0.08        $    (0.11 )
                                                             ===========       ===========

        Diluted net income (loss) per share                   $    0.06        $    (0.16 )

        Add back: Goodwill amortization per share             $       -        $     0.05
                                                             -----------       -----------
        Adjusted diluted net income (loss) per share          $    0.06        $    (0.11 )
                                                             ===========       ===========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS ENDED DECEMBER 31, 2000

Revenues. Total revenues for the three months ended December 31, 2001 and 2000 were $61,036,000 and $36,922,000, respectively, an increase of $24,114,000 or
65%. This increase relates primarily to the growth of the Company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($15,344,000), Crystalglen Limited (operating under the trade name "Nurses Direct") ($3,605,000), and Balfor Medical ($1,328,000) and internal growth ($6,019,000). In addition, revenues for the Home Healthcare Operations increased by $598,000 largely due to the increase in the number of patients serviced. Partly offsetting these increases, was a decline in revenue due to the sale of Amcare ($2,861,000).

Gross Profit. Total gross profit increased by $5,112,000 to $16,335,000 for the three months ended December 31, 2001 from $11,223,000 for the three months ended December 31, 2000. As a percentage of total revenue, gross profit for the three months ended December 31, 2001 decreased to 26.8% from 30.4% for the comparable prior period. Gross margins for patient services decreased (26.1% for the three months ended December 31, 2001 versus 30.5% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical career business. In addition, recent U.K. regulatory changes, which extends the entitlement of holiday pay to temporary workers, served to reduce gross margins in the period. Gross margins in the respiratory, medical equipment and supplies sales increased (44.1% for the three months ended December 31, 2001 versus 30.2% for the comparable prior period) principally due to the sale of Amcare in November 2000 and decreased for infusion services (26.0% for the three months ended December 31, 2001 versus 29.6% for the comparable prior period) principally due to increased product costs.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended December 31, 2001 and 2000 was $ 10,427,000 and $12,120,000, respectively, a decrease of $1,693,000 or
14.0%. This decrease reflects the closing of the U.S. Mail-Order business ($3,321,000), the sale of Amcare on November 22, 2000 ($419,000) and reduced corporate overhead and professional costs ($111,000). In addition, the decrease is attributable to the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($900,000). These decreases were partially offset by higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($2,924,000).

Losses due to Sale of Subsidiary. For the three months ended December 31, 2000, the Company recorded losses of $354,000 due to the sale of Amcare.

Interest Income. Total interest income for the three months ended December 31, 2001 was $838,000 compared to $449,000 for the three months ended December 31, 2000, which represents an increase of $389,000. This increase was principally attributable to a higher level of funds invested.

Interest Expense. Total interest expense for the three months ended December 31, 2001 was $4,161,000 compared to $2,487,000 for the three months ended December 31, 2000, which represents an increase of $1,674,000. This increase was principally attributable to the higher level of borrowings.

Foreign Exchange Loss. For the three months ended December 31, 2001, the Company realized a foreign exchange loss of $13,000 compared to $391,000 for the three months ended December 31, 2000 which was principally related to the sale of Amcare.

Provision (Benefit) Income Taxes. The Company recorded a provision for income taxes amounting to $1,071,000 or 41.6% of income before income taxes for the three months ended December 31, 2001 versus a benefit of $878,000 or 23.9% of loss before income taxes for the three month ended December 31, 2000. The difference between the 40.2% effective tax rate for the three months ended December 31, 2001 and the statutory tax rate is due to the Company recording an additional valuation allowance for the tax benefit associated with the current year U.S. operating loss.

Management had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of the Company's ownership interest in its U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While the Company believes it will eventually realize the value of its tax losses, current developments, including the continued expansion of the U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with the Company's current business strategy. These uncertainties have impaired the Company's ability to determine whether it is more likely than not that its deferred tax assets will be realized. Accordingly, in the fourth quarter of fiscal 2001, a full valuation allowance for all remaining deferred tax assets was provided.

Minority Interest. The Company recorded a charge for minority interest of $44,000 for the three months ended December 31, 2001 versus a benefit from minority interest of $6,000 for the three months ended December 31, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of Transworld Healthcare (UK) Limited ("TW UK") issued as part of the Nightingale Nursing Bureau Limited ("Nightingale") consideration.

Net Income (Loss). As a result of the foregoing, the Company recorded net income of $1,457,000 for the three months ended December 31, 2001 versus a net loss of $2,796,000 for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

For the three months ended December 31, 2001, the Company generated $343,000 from operating activities. Cash requirements for the first quarter ended December 31, 2001 for capital expenditures ($974,000) and payment on long-term debt ($2,021,000), were met through operating cash flows and cash on hand.

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of December 31, 2001, the Company had acquired 266,200 shares for an aggregate purchase price of $720,000 which are reflected as treasury stock in the consolidated balance sheet at December 31, 2001. The Company intends to continue with its stock repurchase program during fiscal 2002.

The Company believes its existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct its operations for the next twelve months. As of December 31, 2001, the Company has capitalized approximately $2,900,000 in connection with evaluating options to maximize the value of its ownership interest in the U.K. Operations.

ACCOUNTS RECEIVABLE.

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2001 and September 30, 2001, $27,743,000 (11.4%) and $29,555,000 (11.9%), respectively, of the Company's total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections.

Management's goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2001 and September 30, 2001, the Company's average DSOs were 41 and 60, respectively. Excluding the impact of the acquisition of Staffing Enterprise as of September 27, 2001, DSOs as of September 30, 2001 were 44. The decrease in the DSOs was mainly due to timing of cash collections.

BORROWINGS.

General. As described more fully below, on December 20, 1999, as amended on September 27, 2001, the Company's U.K. subsidiaries, Transworld Holdings (UK) Limited ("UK Parent") and its subsidiary TW UK obtained new financing denominated in pounds sterling, which aggregates approximately $193,270,000 at December 31, 2001. The new financing consists of a $138,618,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,566,000 in mezzanine indebtedness (the "Mezzanine Loan") and $39,086,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing").

Senior Credit Facility. The Senior Credit Facility consists of a (i) $40,642,000 term loan A, maturing December 17, 2005, (ii) $18,144,000 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, (iii) per the September 27, 2001 amendment, $72,575,000 term loan C, maturing June 30, 2007, and (iv) $7,257,000 revolving facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of December 31, 2001, TW UK had outstanding borrowings of $105,089,000 under the Senior Credit Facility that bore interest at a rate of 6.41% to 7.66%.

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

Mezzanine Loan and Mezzanine Warrants. Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase 2% of the fully diluted ordinary shares of TW UK. As of December 31, 2001, TW UK had outstanding borrowings under the Mezzanine Loan of $13,849,000 that bore interest at a rate of 11.08%.

Mezzanine Warrants. The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $119,000. The fair value of the Mezzanine Warrants ($2,301,000) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method.

Senior Subordinated Notes and Warrants. Notes. The Notes consist of $32,349,000 principal amount of senior subordinated notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TW UK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TW UK.

The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of December 31, 2001, $6,737,000 of PIK Notes has been recorded as additional principal due in the Company's Consolidated Balance Sheet. The Notes and related PIK notes mature nine years from issuance.

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

At December 31, 2001, the Company had outstanding notes payable of $19,116,000, net of $1,030,000 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 4.00% to 5.50%. In general, the Company may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date (as defined) upon giving not less than sixty days written notice. Accordingly, the notes and related cash restricted to the payment of such notes have been classified as current in the accompanying Condensed Consolidated Balance Sheet.

U.S. MAIL-ORDER OPERATIONS

In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and effective October 3, 2000 sold certain assets of the U.S. Mail-Order operations located in Jacksonville, Florida. In addition, the Company recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900,000, in the first quarter of fiscal 2001, to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, the Company incurred operating expenses of $1,421,000 in connection with closing its U.S. Mail-Order operations.

The following table illustrates the restructuring accrual balance for lease commitments at December 31, 2001.

         Beginning balance                            $499,000
         Payments made through
            December 31, 2001                         (174,000 )
                                                  -------------
         Ending balance                               $325,000
                                                  =============

DISPOSITION OF AMCARE LTD.

On November 22, 2000, the Company sold Amcare for approximately $13,826,000 in cash. As a result of the completion of the transaction, the Company recorded an additional loss of $354,000 and realized a foreign exchange loss of $391,000 for the three months ended December 31, 2000.

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

LITIGATION.

During the normal course of business, the Company continues to carefully monitor and review its submission of Medicare, Medicaid and all other claims for reimbursement and the Company uses its best efforts to ensure that such claims are not false or fraudulent. At the present time, the Company is not aware of any on-going investigation relating to its submission of claims for reimbursement. However, to the extent the Company is investigated in the future and/or found to have violated these laws, it could have a material adverse effect on the Company. The Company believes that it is in substantial compliance in all material respects with applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, cash flows or results of operations.

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows, or results of operations of the Company.

IMPACT OF RECENT ACCOUNTING STANDARDS.

In July 2001, the Financial Accounting Standards Board issued FAS 142. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, the Company adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. Based on the Company's fair-value analysis of goodwill, the carrying amount of goodwill did not exceed its fair value. Therefore, no impairment to goodwill was recognized.

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

June 30, 2002                       32,855,000
December 31, 2002                   30,378,000

As of December 31, 2001, the Company's Notes ($39,086,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. In addition, the Company had notes payable of $19,116,000, net of $1,030,000 debt discount, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2003 and bear interest ranging from 4.0% to 5.5% at December 31, 2001. The table below represents the expected maturity of the Company's variable rate debt and their weighted average interest rates at December 31, 2001.

                            EXPECTED             WEIGHTED AVERAGE
      FISCAL                MATURITY                   RATE
      ------          --------------------------------------------------
      2002            $         2,760,000      LIBOR +1.59%
      2003                      6,096,000      LIBOR +2.25%
      2004                      8,128,000      LIBOR +2.25%
      2005                     10,161,000      LIBOR +2.25%
      2006                     26,853,000      LIBOR +3.26%
      Thereafter               64,940,000      LIBOR +4.26%
                      --------------------
                       $      118,938,000      LIBOR +3.57%
                      ====================

The aggregate fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues and approximated $175,849,000 at December 31, 2001.

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

Dated:  February 14, 2002

                                   TRANSWORLD HEALTHCARE, INC.

                                   By: /s/ John B. Wynne Jr.
                                       -----------------------
                                       John B. Wynne Jr.
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)