Form 10-Q
period 2002-03-31
TRANSWORLD HEALTHCARE INC
filed 2002-05-15
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2002
                         COMMISSION FILE NUMBER 1-11570

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

   Class                                 Outstanding at May 6, 2001
Common Stock                                 19,210,233 Shares

                           TRANSWORLD HEALTHCARE, INC.
                       SECOND QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS
                                -----------------

                                      PART I

Item 1.   Financial Statements (Unaudited)............................................3

          Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited) and
            September 30, 2001........................................................4

          Condensed Consolidated Statement of Operations (Unaudited) - For the Three
            and Six Months Ended March 31, 2002 and March 31, 2001....................5

          Condensed Consolidated Statement of Cash Flows (Unaudited) - For the Six
            Months Ended March 31, 2002 and March 31, 2001............................6

          Notes to Condensed Consolidated Financial Statements (Unaudited)............7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................31

                             PART II

Item 6.   Exhibits and Reports on Form 8-K............................................32

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

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,                    SEPTEMBER 30,
                                                                                  2002                           2001
                                                                                (UNAUDITED)
                                                                            ------------------             -----------------
                              ASSETS

Current assets:
  Cash and cash equivalents                                                 $          14,990              $         15,357
  Restricted cash                                                                      19,795
  Accounts receivable, less allowance for doubtful
    accounts of $24,674 and $24,611, respectively                                      25,949                        29,555
  Inventories                                                                           1,045                           972
  Prepaid expenses and other assets                                                     9,039                         7,336
                                                                            ------------------             -----------------
         Total current assets                                                          70,818                        53,220

Property and equipment, net                                                             8,170                         7,545
Assets limited to use                                                                  50,167                        71,020
Goodwill, net                                                                         107,680                       109,426
Other assets                                                                            8,938                         6,862
                                                                            ------------------             -----------------

         Total assets                                                       $         245,773              $        248,073
                                                                            ==================             =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                             $          18,875              $
  Current portion of long-term debt                                                     5,708                         4,868
  Accounts payable                                                                      2,412                         2,160
  Accrued expenses                                                                     22,576                        20,795
  Taxes payable                                                                         4,857                         5,667
                                                                            ------------------             -----------------

         Total current liabilities                                                     54,428                        33,490

Long-term debt                                                                        150,653                       175,913
Deferred income taxes and other long term liabilities                                     670                           702
Minority interest                                                                       1,700                         1,614
                                                                            ------------------             -----------------

         Total liabilities                                                            207,451                       211,719
                                                                            ------------------             -----------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    40,000 shares, issued 17,555 and
    17,551 shares, respectively                                                           176                           176
  Additional paid-in capital                                                          128,077                       128,077
  Accumulated other comprehensive loss                                                 (6,715)                       (5,600)
  Retained deficit                                                                    (82,496)                      (85,579)
                                                                            ------------------             -----------------

  Total paid-in capital and retained deficit                                           39,042                        37,074
  Less cost of treasury stock (266,200 shares)                                           (720)                         (720)
                                                                            ------------------             -----------------

         Total stockholders' equity                                                    38,322                        36,354
                                                                            ------------------             -----------------
         Total liabilities and stockholders' equity                         $         245,773              $        248,073
                                                                            ==================             =================

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    --------------------------    --------------------------
                                                                     MARCH 31,      MARCH 31,       MARCH 31,      MARCH 31,
                                                                       2002           2002           2002            2001
                                                                    -----------    -----------    -----------    -----------
Revenues:
    Net patient services                                            $    56,358    $    30,683    $   111,773    $    59,802
    Net infusion services                                                 3,284          3,104          6,594          6,089
    Net respiratory, medical equipment and supplies sales                 2,242          2,130          4,553          6,948
                                                                    -----------    -----------    -----------    -----------

          Total revenues                                                 61,884         35,917        122,920         72,839
                                                                    -----------    -----------    -----------    -----------

Cost of revenues:
    Patient services                                                     41,664         21,207         82,625         41,441
    Infusion services                                                     2,384          2,224          4,832          4,326
    Respiratory, medical equipment and supplies sales                     1,228          1,214          2,520          4,577
                                                                    -----------    -----------    -----------    -----------

          Total cost of revenues                                         45,276         24,645         89,977         50,344
                                                                    -----------    -----------    -----------    -----------

          Gross profit                                                   16,608         11,272         32,943         22,495

Selling, general and administrative expenses                             10,591          9,212         21,018         18,011
General and administrative expenses related to Mail-Order
   operations (Note 4)                                                                     583                         3,904
Losses due to sale of subsidiary (Note 4)                                                                                354
                                                                    -----------    -----------    -----------    -----------

          Operating Income                                                6,017          1,477         11,925            226

Interest income                                                            (695)          (456)        (1,533)          (905)
Interest expense                                                          3,949          2,396          8,110          4,883
Foreign exchange loss                                                         7                            20            391
                                                                    -----------    -----------    -----------    -----------

          Income (loss) before income taxes and minority interest         2,756           (463)         5,328         (4,143)

Provision (benefit) for income taxes                                      1,088            (24)         2,159           (902)
                                                                    -----------    -----------    -----------    -----------

          Income (loss) before minority interest                          1,668           (439)         3,169         (3,241)

Minority interest                                                            42              9             86              3
                                                                    -----------    -----------    -----------    -----------

          Net income (loss)                                         $     1,626    $      (448)   $     3,083    $    (3,244)
                                                                    ===========    ===========    ===========    ===========


Net income (loss) per share of common stock:

          Basic                                                     $      0.09    $     (0.03)   $      0.18    $     (0.19)
                                                                    ===========    ===========    ===========    ===========
          Diluted                                                   $      0.07    $     (0.03)   $      0.15    $     (0.19)
                                                                    ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding:

          Basic                                                          17,289         17,467         17,289         17,510
                                                                    ===========    ===========    ===========    ===========
          Diluted                                                        17,643         17,467         17,464         17,510
                                                                    ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

TRANSWORLD HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                            ---------------------------------
                                                                               MARCH 31,         MARCH 31,
                                                                                 2002              2001
                                                                            ---------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                       $         3,083    $       (3,244)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                             1,032             2,861
            Amortization of debt issuance costs                                         982               570
            Provision for doubtful accounts                                           1,007             2,706
            Losses due to sale of subsidiary                                                              354
            Interest in kind                                                          2,049             1,808
            Minority interest                                                            86                 3
            Deferred income taxes                                                                      (1,819)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Decrease in accounts receivable                                           1,731               600
            Increase in inventories                                                     (84)             (439)
            Increase in prepaid expenses and other assets                            (4,925)           (1,355)
            Increase in accounts payable and other liabilities                        1,919               302
                                                                            ---------------    --------------

                Net cash provided by operating activities                             6,880             2,347
                                                                            ---------------    --------------

Cash flows from investing activities:
    Capital expenditures                                                             (1,890)           (1,033)
    Proceeds from sale of property and equipment                                         31                22
    Payments on acquisition payable                                                  (1,612)
    Payments for acquisitions - net of cash acquired                                   (104)           (4,024)
    Proceeds from sale of business                                                                     15,181
    Proceeds limited to future acquisitions                                          (1,271)          (10,666)
                                                                            ---------------    --------------

                Net cash used in investing activities                                (4,846)             (520)
                                                                            ---------------    --------------

Cash flows from financing activities:
    Payments for treasury shares acquired                                                                (470)
    Principal payments on long term debt                                             (2,010)           (2,036)
                                                                            ---------------    --------------

                Net cash used in financing activities                                (2,010)           (2,506)
                                                                            ---------------    --------------

Effect of exchange rate on cash                                                        (391)              277
                                                                            ---------------    --------------

Decrease in cash                                                                       (367)             (402)

Cash and cash equivalents, beginning of period                                       15,357             7,867
                                                                            ---------------    --------------

Cash and cash equivalents, end of period                                    $        14,990    $        7,465
                                                                            ===============    ==============

Supplemental cash flow information:

  Cash paid for interest                                                    $         4,643    $        2,624
                                                                            ===============    ==============

  Cash paid for income taxes, net                                           $         2,857    $          174
                                                                            ===============    ==============


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

     The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The balance sheet at September 30, 2001 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER SHARE:

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the three and six months ended March 31, 2002, diluted EPS of $0.07 and $0.15, respectively, reflects the diluted effect of common stock equivalents issued by the Company's U.K. subsidiary of approximately $0.02 and $0.03 per share, respectively. For the three and six months ended March 31, 2001, the Company had an incremental weighted average of 119 and 59, respectively, of options and warrants which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. At March 31, 2002 and 2001, the Company had outstanding stock options and warrants to purchase 579 and 3,902 shares, respectively, of common stock ranging in price from $4.31 to $7.25 and $2.65 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

     The weighted average number of shares used in the basic and diluted EPS computations for the three and six months ended March 31, 2002 and 2001 are as follows:

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                               ---------------------  ---------------------
                                                                  2002      2001         2002      2001
                                                                 -------   -------      -------   -------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock      17,289    17,467       17,289    17,510
      Effect of dilutive securities - stock options                 354         -          175         -
                                                                 -------   -------      -------   -------
      Shares used in computation of diluted EPS of common stock   17,643    17,467       17,464    17,510
                                                                 =======   =======      =======   =======

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


3.   COMPREHENSIVE INCOME (LOSS):

     Components of comprehensive income (loss) include net income (loss) and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income (loss) impacting the Company. The following table displays comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001:

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                   ----------------------    ----------------------
                                                     2002         2001         2002         2001
                                                   ---------    ---------    ---------    ---------
     Net income (loss)                             $   1,626    $    (448)   $   3,083    $  (3,244)

     Change in cumulative translation adjustment        (598)      (1,473)      (1,115)        (404)
                                                   ---------    ---------    ---------    ---------
     Comprehensive income (loss)                   $   1,028    $  (1,921)   $   1,968    $  (3,648)
                                                   =========    =========    =========    =========

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

     The following table displays the unaudited pro forma results of operations and related per share information as if the acquisition of Staffing Enterprise was completed as of October 1, 2000. The pro forma results are based on the historical financial statements of the Company and Staffing Enterprise for the three and six months ended March 31, 2001.

                                        THREE MONTHS       SIX MONTHS
                                           ENDED             ENDED
                                       MARCH 31, 2001    MARCH 31, 2001

               Net revenues               $ 48,552          $ 97,348

               Net income (loss)               101            (2,206)

               Income (loss) per
               share of common stock:

                  Basic and Diluted           0.01             (0.13)

     The transactions related to the acquisition of Staffing Enterprise and other previous acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable in cash, of up to $42,123 in contingent consideration dependent upon future earnings of the acquired entities.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     DISPOSITIONS:

     U.S. MAIL - ORDER

     In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and effective October 3, 2000 sold certain assets of the U.S. Mail-Order operations located in Jacksonville, Florida. In addition, the Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900, in the first quarter of fiscal 2001, to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, the Company incurred operating expenses of $583 and $2,004 during the three and six months ended March 31, 2001, respectively, in connection with closing its U.S. Mail-Order operations.

     The following table illustrates the restructuring accrual balance for lease commitments at March 31, 2002.

        Beginning balance                       $499
        Payments made through

           March 31, 2002                       (174)
                                           ---------
         Ending balance                         $325
                                           =========

     AMCARE LTD.

     On November 22, 2000, the Company sold Amcare Ltd. ("Amcare"), a U.K. subsidiary for approximately $13,826 in cash. As a result of the completion of the transaction, the Company recorded an additional loss of $354 and realized a foreign exchange loss of $391 for the three months ended December 31, 2000.

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     During the six months ended March 31, 2002, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations (formerly hi-tech). The U.K. operations derive its revenues from nursing and para-professional services, and oxygen concentrators and cylinders throughout the U.K. The Home Healthcare operations derive its revenues from infusion and respiratory therapy services and the sale of home medical equipment concentrated in New Jersey and New York.

     The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material.

     The following tables present certain financial information by reportable business segment and geographic area of operations for the three and six months ended March 31, 2002 and 2001.

                                                         THREE MONTHS ENDED MARCH 31, 2002
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  57,511      $   4,373       $  61,884
                                                      ==========    ===========      ==========

        Segment operating profit                      $   6,416      $     265       $   6,681
                                                      ==========    ===========

        Corporate expenses                                                                (664)
        Interest expense, net                                                           (3,254)
        Foreign exchange loss                                                               (7)
                                                                                     ----------
        Income before income taxes and minority interest                             $   2,756
                                                                                     ==========

                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  31,783      $   4,134       $  35,917
                                                      ==========    ===========      ==========

        Segment operating profit                      $   2,853      $     131       $   2,984
                                                      ==========    ===========

        Corporate expenses                                                                (924)
        U.S. Mail-Order (Note 4)                                                          (583)
        Interest expense, net                                                           (1,940)
                                                                                     ----------
        Loss before income taxes and minority interest                               $    (463)
                                                                                     ==========

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                          SIX MONTHS ENDED MARCH 31, 2002
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $ 114,093      $   8,827       $ 122,920
                                                      ==========    ===========      ==========

        Segment operating profit                      $  12,784      $     468       $  13,252
                                                      ==========    ===========

        Corporate expenses                                                              (1,327)
        Interest expense, net                                                           (6,577)
        Foreign exchange loss                                                              (20)
                                                                                     ----------
        Income before income taxes and minority interest                              $   5,328
                                                                                     ==========

        Identifiable assets, March 31, 2002           $ 235,573      $   9,845       $ 245,418
                                                      ==========    ===========
        Corporate assets                                                                   355
                                                                                     ----------
        Total assets, March 31, 2002                                                 $ 245,773
                                                                                     ==========

                                                          SIX MONTHS ENDED MARCH 31, 2001
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  64,848      $   7,991       $  72,839
                                                      ==========    ===========      ==========

        Segment operating profit                      $   5,558      $     270       $   5,828
                                                      ==========    ===========

        Corporate expenses                                                              (1,698)
        U.S. Mail-Order (Note 4)                                                        (3,904)
        Interest expense, net                                                           (3,978)
        Foreign exchange loss (Note 4)                                                    (391)
                                                                                     ----------

        Loss before income taxes and minority interest                               $  (4,143)
                                                                                     ==========

        Identifiable assets, March 31, 2001           $ 136,592      $  11,193       $ 147,785
                                                      ==========    ===========

        Corporate assets                                                                26,108

        U.S. Mail-Order (Note 4)                                                           587
                                                                                     ----------
        Total assets, March 31, 2001                                                 $ 174,480
                                                                                     ==========

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

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.   IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

     The following tables present the changes in the carrying amount of goodwill for the three and six months ended March 31, 2002:

                                                              THREE MONTHS ENDED MARCH 31, 2002
                                                    -------------------------------------------------------
                                                           U.K.               HOME
                                                        OPERATIONS         HEALTHCARE          TOTAL
                                                    -------------------   --------------  -----------------
        Balance at December 31, 2001                     $  105,072         $    3,884      $      108,956

        Goodwill acquired during quarter                        556                  -                 556

        Foreign exchange difference                          (1,832)                 -              (1,832)
                                                       -------------       ------------    ----------------

        Balance at March 31, 2002                        $  103,796         $    3,884      $      107,680
                                                       =============       ============    ================

                                                               SIX MONTHS ENDED MARCH 31, 2002
                                                    -------------------------------------------------------
                                                           U.K.               HOME
                                                        OPERATIONS         HEALTHCARE          TOTAL
                                                    -------------------   --------------  -----------------
        Balance at September 30, 2001                    $  105,542         $    3,884      $      109,426

        Goodwill acquired during year                         1,704                  -               1,704

        Foreign exchange difference                          (3,450)                 -              (3,450)
                                                       -------------       ------------    ----------------

        Balance at March 31, 2002                        $  103,796         $    3,884      $      107,680
                                                       =============       ============    ================



     The amortization expense, net income (loss) and net income (loss) per share of the Company for the three and six months ended March 31, 2002, the period of initial application of FAS 142, and for the three and six months ended March 31, 2001 are as follows:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              MARCH 31,              MARCH 31,
                                                      ---------------------    ---------------------
                                                         2002        2001         2002        2001
                                                      ---------   ---------    ---------   ---------
     Reported net income (loss)                       $   1,626   $    (448)   $   3,083   $  (3,244)
     Add back: Goodwill amortization                       -            990         -          1,890
                                                      ---------   ---------    ---------   ---------
     Adjusted net income (loss)                       $   1,626   $     542    $   3,083   $  (1,354)
                                                      =========   =========    =========   =========
     Basic net income (loss) per share                $    0.09   $   (0.03)   $    0.18   $   (0.19)
     Add back: Goodwill amortization per share             -           0.06         -           0.11
                                                      ---------   ---------    ---------   ---------
     Adjusted basic net income (loss) per share            0.09   $    0.03    $    0.18   $   (0.08)
                                                      =========   =========    =========   =========
     Diluted net income (loss) per share              $    0.07   $   (0.03)   $    0.15   $   (0.19)
     Add back: Goodwill amortization per share             -      $    0.06         -            .11
                                                      ---------   ---------    ---------   ---------
     Adjusted diluted net income (loss) per share     $    0.07   $    0.03    $    0.15   $   (0.08)
                                                      =========   =========    =========   =========


     In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.   SUBSEQUENT EVENTS:

     REORGANIZATION

     On April 24, 2002, the Company entered into a Master Reorganization Agreement ("Reorganization Agreement"), with its U.K. subsidiaries - Allied Healthcare Group Limited (the "UK Parent") and TW UK - and certain investors in such subsidiaries.

     The following transactions are referred to as the "Reorganization." Under the Reorganization Agreement:

     o Holders of then outstanding redeemable shares of TW UK will exchange their redeemable shares for shares of our Company's common stock, using the net exercise method, and receive either 0.1308 or 0.1657 shares of our Company's common stock per redeemable share (depending upon the exercise price of the redeemable share).

     o Holders of ordinary shares of TW UK will exchange their ordinary shares for shares of the Company's common stock at an exchange ratio of 2.867 TW UK ordinary shares for every one share of the Company's common stock (which is the equivalent of 0.3488 shares of the Company's common stock for every ordinary share of TW UK). This ratio of TW UK securities for our Company's securities is referred to as the "Exchange Ratio."

     o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TW UK , that were issued in connection with the refinancing of the Company's U.K. operations in 1999, will be exercised for an aggregate of 1,640 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of the Company's common stock. The exercise price for the Mezzanine Warrants may be paid, at the option of the holder, in cash or by reducing the interest that such holder would otherwise receive under the mezzanine loan.

     o Holders of the equity warrants of TW UK, that were issued in connection with the refinancing of the Company's U.K. operations in 1999, will exercise their equity warrants through the tender of the senior subordinated promissory notes of UK Parent (exclusive of accrued and unpaid PIK interest) and receive an aggregate of 22,287 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of the Company's new Series A preferred stock.

     o Accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by UK Parent in the refinancing of the Company's U.K. operation in 1999, will be issued funding notes (the "Loan Notes") by UK Parent in the principal amount of the accrued and unpaid interest owed them through June 17, 2002, less amounts which are withheld from certain U.K. residents as withholding taxes, and the funding notes will in turn be exchanged for shares of the Company's common stock at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. Interest will accrue on the Notes only through June 17, 2002 (regardless of the date on which the Reorganization is actually consummated) because the new shares of Series A preferred stock will be entitled to receive dividends commencing on June 18, 2002. The new shares of Series A preferred stock are intended to replace the Notes of UK Parent.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.   SUBSEQUENT EVENTS (CONTINUED):

     o Lastly, the special voting share of TW UK held by Triumph Partners III, L.P. will be exchanged for one ordinary share of TW UK. However, since conversion of this ordinary share at the Exchange Ratio would result in
         0.3488 shares of the Company's common stock being issued, it has been agreed that, in the Reorganization, the Company will issue zero shares of the Company's common stock in respect of the ordinary share into which the special voting share has been exchanged.

     As a result of the foregoing, pursuant to the Reorganization Agreement the Company will issue:

     o an aggregate of 418 shares of the Company's common stock to holders of the then outstanding redeemable shares of TW UK;

     o an aggregate of 366 shares of the Company's common stock to the holders (other than UK Parent) of the ordinary shares of TW UK;

     o an aggregate of 572 shares of the Company's common stock to the holders of the mezzanine warrants of TW UK;

     o an aggregate of 7,774 shares of the Company's new Series A preferred stock to holders of the equity warrants of TW UK;

     o an aggregate of 1,007 shares of the Company's common stock to holders of the accrued and unpaid interest of UK Parent;

     o zero shares of the Company's common stock in exchange for the special voting share held by Triumph Partners III, L.P.

     Thus, we will issue an aggregate of 2,363 shares of the Company's common stock and 7,774 shares of the Company's new Series A preferred stock in the Reorganization.

     For two of the holders of the Notes, Triumph Partners III, L.P. and Triumph III Investors, L.P. (the "Triumph Investors"), it is expected that the Reorganization Agreement will be amended to provide the Triumph Investors with the right to require UK Parent to issue the Loan Notes, and the Company to issue its shares of common stock, to the Triumph Investors' respective successors and assignees. Such issuances may occur after the effective time of the Reorganization, but the amount of the Loan Notes will in all cases be equal to the amount of accrued and unpaid interest on the Notes through June 17, 2002.

     All persons exchanging any shares, warrants or interest payments in TW UK or UK Parent for our Company's common stock or Series A preferred stock are sometimes referred to as the "U.K. Equity Holders."

     Under the rules of the American Stock Exchange, the Reorganization cannot be completed unless the shareholders of our Company approve the Reorganization Agreement and the Reorganization. The Reorganization Agreement and the Reorganization will be voted upon at our Company's annual meeting of shareholders.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.   SUBSEQUENT EVENTS (CONTINUED):

     Management and our principal shareholders, who collectively own approximately 67.7% of our Company's outstanding common stock, have agreed that they will vote their shares for approval of the Reorganization Agreement and the Reorganization.

     The following tables display the unaudited pro forma results of operations and related per share information as if the Reorganization was completed as of October 1, 2001. The unaudited pro forma results principally reflect the reversal of interest expense, net of tax, related to the Notes of UK Parent to reflect the exercise of Equity Warrants and the related exchange of TW UK shares for the Company's new Series A preferred stock. The unaudited pro forma balance sheet information assumes that the transactions comprising the Reorganization, including the Company's issuance of 2,269 shares of common stock and 7,774 shares of new Series A preferred stock, occurred as of March 31, 2002. The pro forma results are based on the historical financial statements of the Company as of March 31, 2002 and for the three and six months ended March 31, 2002.

                                                              MARCH 31, 2002
                                                          ------------------------
         Current assets                                    $           70,770
         Noncurrent assets                                            175,964
         Current liabilities                                           55,968
         Noncurrent liabilities                                       111,913
         Redeemable preferred stock                                    31,636
         Stockholders' equity                                          47,217
                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           MARCH 31, 2002           MARCH 31, 2002
                                                       -----------------------    -------------------
         Net revenues                                      $           61,884      $         122,920
         Gross profit                                                  16,608                 32,943
         Operating income                                               6,017                 11,925
         Net income                                                     2,325                  4,486

         Income per share of common stock:
              Basic and Diluted                                          0.08                   0.14


     The above pro forma results, exclude the following one time and non-recurring adjustments related to the Reorganization:

     o The Company expects to recognize compensation expense of approximately $1,636 on the exchange of 2,550 management's and employees' redeemable shares of TW UK for new shares of the Company's common stock calculated using a net exercise method.

     o The Company expects to recognize a gain of approximately $3,893 on the settlement of accrued and unpaid interest owed to the holders of the Notes of UK Parent in exchange for new shares of the Company's common stock.

     o The Company expects to recognize a charge of approximately $500, net of tax, to reflect the write off of unrecoverable costs related to a proposed initial public offering of the ordinary shares of UK Parent, which was not consummated.

TRANSWORLD HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.   SUBSEQUENT EVENTS (CONTINUED):

     o The Company expects to recognize a charge of approximately $943 to reflect the write off of deferred costs associated with the Notes of UK Parent issued in 1999, which were exchanged in the Reorganization.

     SHARE ISSUANCE:

     On April 22, 2002, the Company issued 684 shares of common stock to Timothy
     M. Aitken, Chairman and Chief Executive Officer, and 487 shares of common stock to Sarah L. Eames, President and Chief Operating Officer, as a bonus for, among other things, services rendered through the date of issuance. Simultaneously with this issuance, the Company entered into agreements with Mr. Aitken and Ms. Eames in which the Company agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements in May 2002, the Company made a cash payment to Mr. Aitken of $1,401 and loaned him $550 and made a cash payment to Ms. Eames of $846 and loaned her $390. In addition, subject to the approval of TW UK's lenders, pursuant to these agreements, TW UK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum amount of $1,000. The Company will recognize an expense of approximately $6,560 related to these transactions in the quarter ended June 30, 2002.

     STOCK PURCHASE AGREEMENT:

     On April 22, 2002, the Company entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P pursuant to which the Company agreed to issue an aggregate of 750 shares of the Company's common stock at a per share purchase price of $4.25 per share. Such shares were issued on April 30, 2002.

     The Company has agreed to register, at its expense, the resale of all of the foregoing shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide a broad range of healthcare services and products in the United Kingdom ("U.K.") and the United States ("U.S."). We provide the following services and products:
     o flexible staffing services, including nursing and para-professional services;
     o   respiratory therapy and home medical equipment; and
     o   infusion therapy.

We provide these services and products from the following reportable business segments:
     o   our U.K. operations, and
     o   our U.S. home healthcare operations.

Our U.K. operations supply nursing and para-professional care to the community and U.K. healthcare institutions and medical grade oxygen to the U.K. pharmacy market and private patients in Northern Ireland. Our home healthcare operations are concentrated in New Jersey and New York.

We previously provided specialty pharmaceutical and medical supplies in the U.K. On November 22, 2000, we sold Amcare, Ltd. ("Amcare"), a U.K. subsidiary.

On April 24, 2002, we entered into a Master Reorganization Agreement ("Reorganization Agreement"), with two of our subsidiaries - Allied Healthcare Group Limited (the "UK Parent") and Transworld Healthcare (UK) Limited (the "TW UK") - and certain investors in such subsidiaries.

The following transactions are referred to as the "Reorganization." Under the Reorganization Agreement:

     o Holders of then outstanding redeemable shares of TW UK will exchange their redeemable shares for shares of our common stock, using the net exercise method, and receive either 0.1308 or 0.1657 shares of our common stock per redeemable share (depending upon the exercise price of the redeemable share).

     o Holders of ordinary shares of TW UK will exchange their ordinary shares for shares of our common stock at an exchange ratio of 2.867 TW UK ordinary shares for every one share of our common stock (which is the equivalent of 0.3488 shares of our common stock for every ordinary share of TW UK). This ratio of TW UK securities for our securities is referred to as the "Exchange Ratio."

     o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TW UK , that were issued in connection with the refinancing of our U.K. operations in 1999, will be exercised for an aggregate of 1,640,000 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of our common stock. The exercise price for the Mezzanine Warrants may be paid, at the option of the holder, in cash or by reducing the interest that such holder would otherwise receive under the mezzanine loan.

     o Holders of the equity warrants of TW UK, that were issued in connection with the refinancing of our U.K. operations in 1999, will exercise their equity warrants through the tender of the senior subordinated promissory notes of UK Parent (exclusive of accrued and unpaid PIK interest) and receive an aggregate of 22,286,869 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of our new Series A preferred stock.

     o Accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by UK Parent in the refinancing of our U.K. operations in 1999, will be issued funding notes (the "Loan Notes") by UK Parent in the principal amount of the accrued and unpaid interest owed them through June 17, 2002, less amounts which are withheld from certain U.K. residents as withholding taxes, and the funding notes will in turn be exchanged for shares of our common stock at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. Interest will accrue on the Notes only through June 17, 2002 (regardless of the date on which the Reorganization is actually consummated) because the new shares of Series A preferred stock will be entitled to receive dividends commencing on June 18, 2002. The new shares of Series A preferred stock are intended to replace the Notes of UK Parent.

     o Lastly, the special voting share of TW UK held by Triumph Partners III, L.P. will be exchanged for one ordinary share of TW UK. However, since conversion of this ordinary share at the Exchange Ratio would result in
         0.3488 shares of our common stock being issued, it has been agreed that, in the Reorganization, we will issue zero shares of our common stock in respect of the ordinary share into which the special voting share has been exchanged.

As a result of the foregoing, pursuant to the Reorganization Agreement we will issue:

     o an aggregate of 418,347 shares of our common stock to holders of the then outstanding redeemable shares of TW UK;

     o an aggregate of 366,240 shares of our common stock to the holders (other than UK Parent) of the ordinary shares of TW UK;

     o an aggregate of 572,032 shares of our common stock to the holders of the mezzanine warrants of TW UK;

     o an aggregate of 7,773,660 shares of our new Series A preferred stock to holders of the equity warrants of TW UK;

     o an aggregate of 1,006,857 shares of our common stock to holders of the accrued and unpaid interest of UK Parent;

     o zero shares of our common stock in exchange for the special voting share held by Triumph Partners III, L.P.

Thus, we will issue an aggregate of 2,363,476 shares of the Company's common stock and 7,773,660 shares of the Company's new Series A preferred stock in the Reorganization.

For two of the holders of the Notes, Triumph Partners III, L.P. and Triumph III Investors, L.P. (the "Triumph Investors"), it is expected that the Reorganization Agreement will be amended to providethe Triumph Investors with the right to require UK Parent to issue the Loan Notes, and our company to issue its shares of common stock, to the Triumph Investors' respective successors and assignees. Such issuances may occur after the effective time of the Reorganization, but the amount of the Loan Notes will in all cases be equal to the amount of accrued and unpaid interest on the Notes through June 17, 2002.

All persons exchanging any shares, warrants or interest payments in TW UK or UK Parent for our common stock or Series A preferred stock are sometimes referred to as the "U.K. Equity Holders."

Under the rules of the American Stock Exchange, the Reorganization cannot be completed unless the shareholders of our company approve the Reorganization Agreement and the Reorganization. The Reorganization Agreement and the Reorganization will be voted upon at our annual meeting of shareholders.

Management and our principal shareholders, who collectively own approximately 67.7% of our outstanding common stock, have agreed that they will vote their shares for approval of the Reorganization Agreement and the Reorganization.

As a result of the Reorganization and other transactions, as fully described in
Note 8 of Notes to Condensed Consolidated Financial Statements, we expect to recognize a pre-tax charge of approximately $9.8 million in the third quarter. Such amounts will be partially offset by a gain of up to approximately $4.2 million on the settlement of accrued and unpaid interest owed to the holders of the Notes of UK Parent in exchange for new of shares of our common stock.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable
-------------------

We are required to estimate the collectibility of our trade receivables, which requires a considerable amount of judgment in assessing the ultimate realization of these receivable, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

Intangible Assets
-----------------

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Deferred Taxes
--------------

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company.

Contingencies
-------------

During the normal course of business we are involved in legal proceedings and claims incidental to our normal business activities. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Revenue Recognition
-------------------

Patient services and infusion and respiratory therapy revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of pharmaceuticals and supplies are recognized when products are shipped and are recorded at amounts expected to be paid by third-party payors.

We receive a majority of our revenue from third-party insurance companies, the National Health Services (the "NHS") and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Revenues
--------

Total revenues increased by $25,967,000 or 72.3% to $61,884,000 for the three months ended March 31, 2002 from $35,917,000 for the three months ended March 31, 2001. This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($14,688,000), Crystalglen Limited (operating under the trade name "Nurses Direct") ($3,750,000), and Balfor Medical ($1,522,000) and internal growth ($5,715,000). In addition, revenues for our home healthcare operations increased by $238,000 largely due to the increase in the number of patients serviced.

Gross Profit
------------

Total gross profit increased by $5,336,000 to $16,608,000 for the three months ended March 31, 2002 from $11,272,000 for the three months ended March 31, 2001. As a percentage of total revenue, gross profit for the three months ended March 31, 2002 decreased to 26.8% from 31.4% for the comparable prior period. Gross margins for patient services decreased (26.1% for the three months ended March 31, 2002 versus 30.9% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, recent U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the period. Gross margins in the respiratory, medical equipment and supplies sales increased (45.2% for the three months ended March 31, 2002 versus 43.0% for the comparable prior period) mainly due to the sales mix and decreased for infusion services (27.4% for the three months ended March 31, 2002 versus 28.4% for the comparable prior period) principally due to increased product costs.

Selling, General and Administrative Expenses
--------------------------------------------

Total selling, general and administrative expenses increased by $796,000 or 8.1% to $10,591,000 for the three months ended March 31, 2002 from $9,795,000 for the three months ended March 31, 2001. The increase reflects the higher level of overhead costs in our U.K. operations due principally to acquisitions and internal growth ($1,704,000). This increase was partially offset by the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($990,000) as well as the closing of the U.S. Mail business ($583,000).

Interest Income
---------------

Total interest income increased by $239,000 to $695,000 for the three months ended March 31, 2002 from $456,000 for the three months ended March 31, 2001. This increase was principally attributable to a higher level of funds invested.

Interest Expense
----------------

Total interest expense increased by $1,553,000 to $3,949,000 for the three months ended March 31, 2002 from $2,396,000 for the three months ended March 31, 2001. This increase was principally attributable to the higher level of borrowings.

Foreign Exchange Loss
---------------------

For the three months ended March 31, 2002, we realized a foreign exchange loss of $7,000.

Provision (Benefit) for Income Taxes
------------------------------------

We recorded a provision for income taxes amounting to $1,088,000 or 39.5% of income before taxes for the three months ended March 31, 2002 versus a benefit of $24,000 in the comparable prior period. The difference between the 39.5% effective tax rate for the three months ended March 31, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the current year U.S. operating loss.

We had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of our ownership interest in our U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While we believe we will eventually realize the value of our tax losses, current developments, including the continued expansion of our U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with our current business strategy. These uncertainties have impaired our ability to determine whether it is more likely than not that our deferred tax assets will be realized. Accordingly, in the fourth quarter of fiscal 2001, a full valuation allowance for all remaining deferred tax assets was provided.

Minority Interest
-----------------

We recorded a charge for minority interest of $42,000 for the three months ended March 31, 2002 representing the 1,050,000 ordinary shares of TW UK issued as part of the Nightingale Bureau Limited ("Nightingale") consideration.

Net Income (Loss)
-----------------

As a result of the foregoing, we recorded net income of $1,626,000 for the three months ended March 31, 2002 versus a net loss of $448,000 for the three months ended March 31, 2001.

Six Months Ended March 31, 2002 vs. Six Months Ended March 31, 2001

Revenues
--------

Total revenues for the six months ended March 31, 2002 and 2001 was $122,920,000 and $72,839,000, respectively. This represents an increase of $50,081,000 when comparing the six months ended March 31, 2002 to 2001. This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing
(PSV) Limited (collectively "Staffing Enterprise") ($30,032,000), Crystalglen Limited (operating under the trade name "Nurses Direct") ($7,355,000), and Balfor Medical ($2,850,000) and internal growth ($11,734,000). In addition, revenues for our home healthcare operations increased by $836,000 largely due to the increase in the number of patients serviced. Partly offsetting these increases were declines in revenue due to the sale of Amcare ($2,861,000).

Gross Profit
------------

Total gross profit increased by $10,448,000 to $32,943,000 for the six months ended March 31, 2002 from $22,495,000 for the six months ended March 31, 2001. As a percentage of total revenue, gross profit for the six months ended March 31, 2002 decreased to 26.8% from 30.9% for the comparable prior period. Gross margins for patient services decreased (26.1% for the six months ended March 31, 2002 versus 30.7% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, recent U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the period. Gross margins in the respiratory, medical equipment and supplies sales increased (44.7% for the six months ended March 31, 2002 versus 34.1% for the comparable prior period) principally due to the sale of Amcare in November 2000 and decreased for infusion services (26.7% for the six months ended March 31, 2002 versus 29.0% for the comparable prior period) principally due to increased product costs.

Selling, General and Administrative Expenses
--------------------------------------------

Total selling, general and administrative expenses for the six months ended March 31, 2002 and 2001 was $21,018,000 and $21,915,000, respectively. This represents a decrease of $897,000 or 4.1% when comparing the six months ended March 31, 2002 to 2001. This decrease reflects the closing of the U.S. Mail-Order business ($3,904,000), the sale of Amcare on November 22, 2000 ($419,000) and reduced corporate overhead and professional costs ($358,000). In addition, the decrease is attributable to the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($1,890,000). These decreases were partially offset by higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($5,587,000).

Losses due to Sale of Subsidiary
--------------------------------

In the six months ended March 31, 2001, we recorded losses of $354,000 due to the sale of Amcare.

Interest Income
---------------

Total interest income for the six months ended March 31, 2002 and 2001 was $1,533,000 and $905,000, respectively. This represents an increase of $628,000 when comparing the six months ended March 31, 2002 to 2001. This increase was attributable to a higher level of funds invested.

Interest Expense
----------------

Total interest expense for the six months ended March 31, 2002 and 2001 was $8,110,000 and $4,883,000, respectively. This represents an increase of $3,227,000 when comparing the six months ended March 31, 2002 to 2001. This increase was principally attributable to the higher level of borrowings.

Foreign Exchange Loss
---------------------

For the six months ended March 31, 2002, we realized a foreign exchange loss of $20,000 compared to $391,000 for the six months ended March 31, 2001 which was principally related to the sale of Amcare.

Provision (Benefit) for Income Taxes
------------------------------------

We recorded a provision for income taxes amounting to $2,159,000 or 40.5% of income before taxes for the six months ended March 31, 2002 versus a benefit of $902,000 in the comparable prior period. The difference between the 40.5% effective tax rate for the six months ended March 31, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the current year U.S. operating loss.

We had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of our ownership interest in our U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While we believe we will eventually realize the value of our tax losses, current developments, including the continued expansion of our U.K. operations has increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with our current business strategy. These uncertainties have impaired our ability to determine whether it is more likely than not that our deferred tax assets will be realized. Accordingly, in the fourth quarter of fiscal 2001, a full valuation allowance for all remaining deferred tax assets was provided.

Minority Interest
-----------------

We recorded a charge for minority interest of $86,000 for the six months ended March 31, 2002 compared to $3,000 for the six months ended March 31, 2001. The minority interest represents the 1,050,000 ordinary shares of TW UK issued as part of the Nightingale consideration.

Net Income (Loss)
-----------------

As a result of the foregoing, we recorded net income of $3,083,000 for the six months ended March 31, 2002 versus a net loss of $3,244,000 for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

For the six months ended March 31, 2002, we generated $6,880,000 from operating activities. Cash requirements for the six months ended March 31, 2002 for capital expenditures ($1,890,000), payments on acquisition payable ($1,612,000) and payments on long-term debt ($2,010,000), were met through operating cash flows and cash on hand.

On April 22, 2002, the we issued 684,258 shares of common stock to Timothy M. Aitken, chairman and chief executive officer, and 487,099 shares of common stock to Sarah L. Eames, president and chief operating officer, as a bonus for, among other things, services rendered through the date of issuance. Simultaneously with this issuance, we entered into agreements with Mr. Aitken and Ms. Eames in which the we agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements in May 2002, we made a cash payment to Mr. Aitken of $1,401,000 and loaned him $550,000 and made a cash payment to Ms. Eames of $846,000 and loaned her $390,000. In addition, subject to the approval of TW UK's lenders, pursuant to these agreements, TW UK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum amount of $1,000,000. We will recognize an expense of approximately $6,560,000 related to these transactions in the quarter ended June 30, 2002.

In addition, on April 22, 2002, we entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P pursuant to which we agreed to issue an aggregate of 750,000 shares of our common stock at a per share purchase price of $4.25 per share. Such shares were issued on April 30, 2002.

We have agreed to register, at our expense, the resale of all of the foregoing shares.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of March 31, 2002, we had acquired 266,200 shares for an aggregate purchase price of $720,000 which are reflected as treasury stock in the consolidated balance sheet at March 31, 2002. We intend to continue with the stock repurchase program during fiscal 2002.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months. As of March 31, 2002, we have capitalized approximately $2,900,000 in connection with evaluating and implementing alternative transactions to maximize the value of our ownership interest in the U.K. operations. If the Reorganization is consummated, a portion of these deferred costs may be deemed unrecoverable.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2002 and September 30, 2001, $25,949,000 (10.6%) and $29,555,000 (11.9%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Day's sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2002 and September 30, 2001, our average DSOs were 38 and 60, respectively. Excluding the impact of the acquisition of Staffing Enterprise as of September 27, 2001, DSOs as of September 30, 2001 were
44. The decrease in the DSOs was mainly due to timing of cash collections.

Borrowings

General
-------

As described more fully below, on December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiaries, TW UK and its subsidiary obtained new financing denominated in pounds sterling, which aggregates approximately $190,922,000 at March 31, 2002. The new financing consists of a $136,202,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $15,427,000 in mezzanine indebtedness (the "Mezzanine Loan") and $39,293,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing").

Senior Credit Facility
----------------------

The Senior Credit Facility consists of the following:
     o   $39,934,000 term loan A, maturing December 17, 2005;
     o $17,827,000 acquisition term loan B, maturing December 17, 2006, which may be drawn upon during the first nine years following closing;

     o per the September 27, 2001 amendment, $71,310,000 term loan C, maturing June 30, 2007; and

     o   $7,131,000 revolving facility, maturing December 17, 2005.

Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of March 31, 2002, we had outstanding borrowings of $103,257,000 under the Senior Credit Facility that bore interest at a rate of 6.28% to 7.53%.

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following:
     o   the incurrence of liens;
     o   the incurrence of indebtedness;
     o   certain fundamental corporate changes;
     o   dividends (including distributions to us);
     o   the making of specified investments; and
     o   certain transactions with affiliates.

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

Mezzanine Loan and Mezzanine Warrants
-------------------------------------

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase an aggregate of 2% of the fully-diluted ordinary shares of TW UK. As of March 31, 2002, we had outstanding borrowings under the Mezzanine Loan of $13,811,000, which bore interest at a rate of 11.11%.

The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $117,000. The fair value of the Mezzanine Warrants ($2,261,000) issued to the mezzanine lenders has been recorded as a discount to the Mezzanine Loan and is being amortized over the term of the loan using the interest method.

Upon the consummation of the Reorganization, the Mezzanine Warrants will be exercised and the ordinary shares of TW UK received upon such exercise will be exchanged at the Exchange Ratio for an aggregate of 572,032 shares of our common stock in accordance with the terms of the Reorganization Agreement.

Senior Subordinated Promissory Notes and Equity Warrants
--------------------------------------------------------

The Notes consist of an aggregate of $31,786,000 principal amount of senior subordinated promissory notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Equity Warrants") which are exercisable for ordinary shares of TW UK (Warrant Shares") representing, in the aggregate, approximately 27.0% of the fully-diluted ordinary shares of TW UK.

The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of March 31, 2002, $7,507,000 of PIK Notes has been recorded as additional principal due in our consolidated balance sheet. The Notes and related PIK Notes mature nine years from issuance.

UK Parent will not have the right to redeem the Notes and the PIK Notes except as provided in, and in accordance with, the securities purchase agreement and the related documents governing the issuance of the Notes and the Equity Warrants (collectively, the "Securities Purchase Documents"). The redemption price of the Notes and the PIK Notes will equal the principal amount of the Notes and the PIK Notes plus all accrued and unpaid interest on each.

The Investors have the right, at their option, to require UK Parent to redeem all or any portion of the Notes and the PIK Notes under certain circumstances and in accordance with the terms of the Securities Purchase Documents. The redemption price of the Notes and the PIK Notes shall be equal to the principal amount of the Notes and the PIK Notes, plus all accrued and unpaid interest on each.

UK Parent's redemption obligation of the Notes and the PIK Notes is guaranteed by TW UK, which guarantee is subordinated to the existing senior indebtedness of TW UK to the same extent as the Notes and the PIK Notes are subordinated to senior indebtedness of UK Parent. If UK Parent fails to perform in full its obligations following exercise of the Investors put of Notes and TW UK fails to perform its obligations as a guarantor of such obligations, the Investors shall have the right, among other things, to exercise directly (through the voting trust described below) the drag-along rights described in the Securities Purchase Documents without the requirement that the board of directors of TW UK first take any action.

The Equity Warrants may be exercised, in whole or in part, at any time, unless previously purchased or cancelled upon a redemption of the Notes, at the option of the holders prior to the time of maturity of the Notes for Warrant Shares representing approximately 27.0% of TW UK's fully-diluted ordinary share capital, subject to antidilution adjustment as contained in the Securities Purchase Documents.

The exercise price of the Equity Warrants shall equal the entire principal amount of the Notes (other than PIK Notes and excluding any accrued unpaid interest) for all Equity Warrants in the aggregate and can be exercised for cash or through the tender of Notes (other than PIK Notes) to TW UK, whereby TW UK shall issue to the Investors the appropriate number of Warrant Shares and pay to the Investors in cash an amount equal to the principal amount of the PIK Notes and all accrued unpaid interest on the Notes and the PIK Notes. In the event that any Equity Warrants are exercised by tendering cash, UK Parent shall have the right, at its option (which it intends to exercise), to redeem the aggregate principal amount of Notes equal to the number of Equity Warrants so exercised multiplied by the warrant exercise price.

The Equity Warrants will automatically be exercised for Warrant Shares in the event that TW UK consummates a public offering of shares valuing the Investors' ordinary shares of TW UK issuable upon a voluntary exercise of the Equity Warrants at or above 2.5x the initial investment made by the Investors.

The Investors will have the right, at their option, to require UK Parent to purchase all or any portion of the Equity Warrants or the Warrant Shares under certain circumstances and in accordance with the terms of the Securities Purchase Documents. The purchase price of the Equity Warrants shall be equal to the difference, if a positive number, between (1) the fair market value of the Warrant Shares which the Investors have the right to acquire upon exercise of such Equity Warrants and (2) the exercise price of such Equity Warrants. The purchase price of the Warrant Shares shall be equal to the fair market value of the Warrant Shares.

UK Parent's purchase obligation of the Equity Warrants is guaranteed by TW UK, which guarantee is subordinated to existing senior indebtedness of TW UK. If UK Parent fails to perform in full its obligations following exercise of the Investors put of Equity Warrants and TW UK fails to perform its obligations as a guarantor of such obligations, the Investors shall have the right, among other things, to exercise directly through the voting trust the drag-along rights described in the Securities Purchase Documents without the requirement that the board of directors of TW UK first take any action.

If UK Parent fails to perform in full its obligations following exercise of the Investors put of Warrant Shares, the Investor shall have the right, among other things, to exercise directly through the voting trust the drag-along rights described in the Securities Purchase Documents without the requirement that the board of directors of TW UK first take any action.

Following an initial public offering and upon exchange of the Equity Warrants, the Investors shall be entitled to two demand rights and unlimited piggyback registrations with respect to the Warrant Shares. The Warrant Shares shall be listed for trading on any securities exchange on which the ordinary shares of TW UK are listed for trading.

All of the ordinary shares of UK Parent that we own and all of the ordinary shares of TW UK owned by UK Parent are held in a voting trust for the benefit of the holders of the ordinary shares of TW UK and the holders of the Equity Warrants, with the trustee of the trust (G. Richard Green, a director of our company and TW UK) being obligated to vote the shares held in trust as follows:

     o To elect to the board of directors of UK Parent and TW UK individuals designated in accordance with the Securities Purchase Documents and on any other matter, pursuant to instructions approved by the required majority of the board of directors of TW UK as contemplated by the Securities Purchase Documents.

     o Following the breach by UK Parent and TW UK of their obligations to honor an Investor put of Notes, an Investor put of Equity Warrants or an Investor put of Warrant Shares, the Investors have the right to exercise drag-along rights with respect to the shares held in the voting trust, without any action of the board of directors of TW UK, on a transaction to which such drag-along rights apply.

     o The voting trust includes provisions to the effect that under certain circumstances the shares held in the voting trust shall thereafter be voted on all matters, including the election of directors, pursuant to instructions from a majority of those members of the board of directors of TW UK who are not affiliated or associated with our company, UK Parent or Hyperion Partners II, L.P., a large stockholder of our company, or any of their successors.

The articles of association of TW UK and the Securities Purchase Documents provide that neither UK Parent nor TW UK will enter into any transaction with or make contributions to us or UK Parent, except as required by the terms of the Notes, the Equity Warrants or the Warrant Shares, in the form of dividends, fees, re-charges, loans, guarantees or any other benefit, in any form, unless they have been previously agreed upon by all shareholders.

The Securities Purchase Documents also provide that the Investors will have the benefit of customary shareholder rights for a transaction of this type including, without limitation:
     o   pre-emptive rights with respect to new securities;
     o rights of first refusal with respect to proposed transfers of ordinary shares of TW UK;
     o   drag-along rights;
     o   tag-along rights; and
     o the exercise of voting rights by the holders of the Equity Warrants as therein described including the right to elect one director to the TW UK board of directors.

The Securities Purchase Documents also include limitations on TW UK's ability to do the following, among others, without the consent of the Investors:
     o   issue additional equity securities of TW UK;
     o pay dividends or make other restricted payments, except as required by the terms of the Notes, the Equity Warrants or the Warrant Shares;
     o   sell, lease or otherwise dispose of assets exceeding specified values;
     o   enter into any transactions with affiliates;
     o   amend the memorandum or articles of association; or
     o   merge or consolidate with another entity.

In the Reorganization, all of the outstanding Notes will be surrendered in payment of the exercise price of the Equity Warrants. The Equity Warrants will be exercised and each resulting Warrant Share of TW UK will be exchanged at the Exchange Ratio for an aggregate of 7,773,660 shares of Series A preferred stock. All of the PIK Notes will be surrendered in the Reorganization in exchange for shares of our common stock. In addition, accrued and unpaid PIK interest, less amount we will withhold as withholding taxes, will be exchanged for 1,006,857 shares of our common stock.

At March 31, 2002, we had, through TW UK, outstanding notes payable of $18,875,000, net of $920,000 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 4.00% to 5.50%. In general, we may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. Accordingly, the notes and related cash restricted to the payment of such notes have been classified as current in the accompanying Condensed Consolidated Balance Sheet included in our financial statements for the fiscal quarter ended March 31, 2002.

Commitments

Acquisition Agreements
----------------------

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $42,123,000, at March 31, 2002, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements
---------------------

We have two employment agreements with certain executive officers that provide for minimum aggregate annual compensation of $745,000 in fiscal 2002. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of our company (as defined therein), or significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding twelve months.

Operating Leases
----------------

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2002, 2008 and 2013.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of March 31, 2002:

                              Total Debt      Total Lease        Total Other            Total
            Fiscal           Obligations      Obligations        Obligations         Obligations
                           --------------------------------------------------------------------------
            2002             $    2,712,000  $     671,000   $      10,432,000   $      13,815,000
            2003                 24,865,000                         31,691,000          57,526,000
                                                   970,000

            2004                  7,987,000                                              8,701,000
                                                   714,000
            2005                  9,983,000                                             10,651,000
                                                   668,000
            2006                 26,385,000                                             27,050,000
                                                   665,000
            Thereafter          103,304,000      1,375,000                             104,679,000
                           ------------------------------------------------------------------------
                             $  175,236,000  $   5,063,000   $      42,123,000   $     222,422,000
                            ========================================================================

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of March 31, 2002.

Miscellaneous

U.S. mail-order operations
--------------------------

In September 2000, we approved a plan to exit our U.S. mail-order operations and effective October 3, 2000 sold certain assets of the U.S. mail-order operations located in Jacksonville, Florida. In addition, we recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing our U.S. mail-order operations. Based upon additional information and revised cost benefit estimates, we recorded an additional charge of $1,900,000, in the first quarter of fiscal 2001, to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, we incurred operating expenses of $583,000 and $2,004,000 during the three and six months ended March 31, 2001, respectively, in connection with closing our U.S. mail-order operations.

The following table illustrates the restructuring accrual balance for lease commitments at March 31, 2001.

          Beginning balance                  $  499,000
          Payments made through
            March 31, 2002                     (174,000)
                                             ----------
          Ending balance                     $  325,000
                                             ==========

Disposition of Amcare Ltd.
--------------------------

On November 22, 2000, we sold Amcare for approximately $13,826,000 in cash. As a result of the completion of the transaction, we recorded an additional loss of $354,000 and realized a foreign exchange loss of $391,000 for the three months ended December 31, 2000.

Contingencies
-------------

Some of our subsidiaries are Medicare Part B suppliers who submit claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Currently, some of our subsidiaries have pending audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

Litigation
----------

During the normal course of business, we continue to carefully monitor and review our submission of Medicare, Medicaid and all other claims for reimbursement. We believe that we are substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against our company, or that our company will not be found to be in violation of one or more of these provisions. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on our consolidated financial position, cash flows or results of operations.

We are involved in various other legal proceedings and claims incidental to its normal business activities. We are vigorously defending its position in all such proceedings. We believe these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations.

Impact of Recent Accounting Standards
-------------------------------------

In July 2001, the Financial Accounting Standards Board issued FAS 142. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, we adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. Based on our fair-value analysis of goodwill, the carrying amount of goodwill did not exceed its fair value. Therefore, no impairment to goodwill was recognized.

In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange
-------------------------

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. dollar denominated sales in the U.K. where the principal currency is Pounds Sterling. Currently, we do not hedge foreign currency exchange rate exposures.

Interest Rate Risk
------------------

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 20, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, we hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expires December 31, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) as follows:

          June 30, 2002         $  32,855,000
          December 31, 2002     $  30,378,000

As of March 31, 2002, the Notes ($31,786,000) and PIK Notes ($7,507,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. In addition, we had notes payable of $18,875,000, net of $920,000 debt discount, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2003 and bear interest ranging from 4.0% to 5.5% at March 31, 2002. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at March 31, 2002.

                            EXPECTED           WEIGHTED AVERAGE
        FISCAL              MATURITY                 RATE
                       -----------------------------------------------
        2002             $    2,712,000     LIBOR +1.59%
        2003                  5,990,000     LIBOR +2.25%
        2004                  7,987,000     LIBOR +2.25%
        2005                  9,983,000     LIBOR +2.25%
        2006                 26,385,000     LIBOR +3.26%
        Thereafter           64,011,000     LIBOR +4.27%
                       -----------------
                         $  117,068,000     LIBOR +3.57%
                       =================

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $172,050,000 at March 31, 2002.

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

Dated:  May 15, 2002

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