Form 10-Q
period 2002-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2002-08-14
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2002
                         COMMISSION FILE NUMBER 1-11570

          -------------------------------------------------------------

                      ALLIED HEALTHCARE INTERNATIONAL INC.
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

       Class                                   Outstanding at August 12, 2002
    Common Stock                                    20,679,065 Shares

                      ALLIED HEALTHCARE INTERNATIONAL INC.

                        THIRD QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I

Item 1.           Financial Statements (Unaudited)............................................................3

                  Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited) and
                    September 30, 2001........................................................................4

                  Condensed Consolidated Statement of Operations (Unaudited) - For the Three
                    and Nine Months Ended June 30, 2002 and June 30, 2001.....................................5

                  Condensed Consolidated Statement of Cash Flows (Unaudited) - For the Nine
                    Months Ended June 30, 2002 and June 30, 2001..............................................6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................19

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..................................34

                                     PART II

Item 2.           Changes in Securities and Use of Proceeds...................................................35

Item 4.           Submission of Matters to a Vote of Security Holders.........................................37

Item 6.           Exhibits and Reports on Form 8-K............................................................38


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

                                     PART I


      ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED).


The consolidated financial statements of Allied Healthcare International Inc. (formerly known as Transworld Healthcare, Inc.) (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 JUNE 30,                    SEPTEMBER 30,
                                                                                   2002                           2001
                                                                                (UNAUDITED)
                                                                           ----------------------         ---------------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                 $         14,664              $         15,357
  Restricted cash (Note 4)                                                            17,565
  Accounts receivable, less allowance for doubtful
    accounts of $25,056 and $24,611, respectively                                     31,627                        29,555
  Inventories                                                                          1,101                           972
  Prepaid expenses and other assets                                                    9,574                         7,336
                                                                           ------------------             -----------------

         Total current assets                                                         74,531                        53,220

Property and equipment, net                                                            9,303                         7,545
Restricted cash (Note 4)                                                              49,763                        71,020
Goodwill, net                                                                        116,154                       109,426
Other assets                                                                           8,776                         6,862
                                                                           ------------------             -----------------

         Total assets                                                       $        258,527              $        248,073
                                                                           ==================             =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                             $         16,905              $
  Current portion of long-term debt                                                    6,134                         4,868
  Accounts payable                                                                     3,166                         2,160
  Accrued expenses                                                                    23,441                        20,795
  Taxes payable                                                                        4,739                         5,667
                                                                           ------------------             -----------------

         Total current liabilities                                                    54,385                        33,490

Long-term debt                                                                       159,752                       175,913
Deferred income taxes and other long term liabilities                                    684                           702
Minority interest                                                                      1,734                         1,614
                                                                           ------------------             -----------------

         Total liabilities                                                           216,555                       211,719
                                                                           ------------------             -----------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000 shares, issued and outstanding - none
  Common stock, $.01 par value; authorized
    62,000 shares, issued 19,476 and
    17,551 shares, respectively                                                          194                           176
  Additional paid-in capital                                                         135,326                       128,077
  Accumulated other comprehensive loss                                        (        3,920 )              (        5,600 )
  Retained deficit                                                            (       87,961 )              (       85,579 )
                                                                           ------------------             -----------------

  Total paid-in capital and retained deficit                                          43,639                        37,074
  Less notes receivable from officers                                         (          947 )
  Less cost of treasury stock (266,200 shares)                                (          720 )              (          720 )
                                                                           ------------------             -----------------

         Total stockholders' equity                                                   41,972                        36,354
                                                                           ------------------             -----------------
         Total liabilities and stockholders' equity                         $        258,527              $        248,073
                                                                           ==================             =================




See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                           ---------------------------------------------
                                                                                JUNE 30,                 JUNE 30,
                                                                                 2002                     2001
                                                                           -------------------     ---------------------
Revenues:
    Net patient services                                                     $        59,372         $          32,023
    Net infusion services                                                              2,990                     3,184
    Net respiratory, medical equipment and supplies sales                              2,412                     2,213
                                                                            -----------------       -------------------

          Total revenues                                                              64,774                    37,420
                                                                            -----------------       -------------------

Cost of revenues:
    Patient services                                                                  43,465                    22,205
    Infusion services                                                                  2,127                     2,323
    Respiratory, medical equipment and supplies sales                                  1,310                     1,242
                                                                            -----------------       -------------------

          Total cost of revenues                                                      46,902                    25,770
                                                                            -----------------       -------------------

          Gross profit                                                                17,872                    11,650

Selling, general and administrative expenses                                          13,838                     9,162
Stock based compensation                                                               4,217
Transaction expenses                                                                     819
General and administrative expenses related to Mail-Order
   operations (Note 5)                                                                               (              14 )
Losses due to sale of subsidiary (Note 5)
                                                                            -----------------       -------------------

          Operating (loss) income                                            (         1,002 )                   2,502

Interest income                                                              (           720 )       (             383 )
Interest expense                                                                       4,168                     2,624
Foreign exchange (income) loss                                               (             2 )
                                                                            -----------------       -------------------

          (Loss) income before income taxes and minority interest            (         4,448 )                     261

Provision (benefit) for income taxes                                                     983                       212
                                                                            -----------------        ------------------

          (Loss) income before minority interest                             (         5,431 )                      49

Minority interest                                                                         34                         9
                                                                            -----------------       -------------------

          Net (loss) income                                                  (         5,465 )                      40

Preferred dividend                                                                       114
                                                                            -----------------       -------------------

          Net (loss) income available for common shareholders               $(         5,579 )       $              40
                                                                            =================       ===================

Net loss per share of common stock:
          Basic                                                             $(          0.30 )       $            0.00
                                                                            =================       ===================
          Diluted                                                           $(          0.30 )       $            0.00
                                                                            =================       ===================

Weighted average number of common shares outstanding:
          Basic                                                                       18,701                    17,325
                                                                            =================       ===================
          Diluted                                                                     18,701                    17,496
                                                                            =================       ===================


                                                                                      NINE MONTHS ENDED
                                                                             ------------------------------------
                                                                                  JUNE 30,            JUNE 30,
                                                                                    2002                2001
                                                                             ----------------    ----------------
Revenues:
    Net patient services                                                      $    171,145         $     91,825
    Net infusion services                                                            9,584                9,273
    Net respiratory, medical equipment and supplies sales                            6,965                9,161
                                                                              -------------       --------------

          Total revenues                                                           187,694              110,259
                                                                              -------------       --------------

Cost of revenues:
    Patient services                                                               126,090               63,646
    Infusion services                                                                6,959                6,649
    Respiratory, medical equipment and supplies sales                                3,830                5,820
                                                                              -------------       --------------

          Total cost of revenues                                                   136,879               76,115
                                                                              -------------       --------------

          Gross profit                                                              50,815               34,144

Selling, general and administrative expenses                                        34,856               27,171
Stock based compensation                                                             4,217
Transaction expenses                                                                   819
General and administrative expenses related to Mail-Order
   operations (Note 5)                                                                                    3,890
Losses due to sale of subsidiary (Note 5)                                                                   354
                                                                              -------------       --------------

          Operating (loss) income                                                   10,923                2,729
Interest income                                                                 (    2,253 )       (      1,288 )
Interest expense                                                                    12,278                7,508
Foreign exchange (income) loss                                                          18                  391
                                                                              -------------       --------------

          (Loss) income before income taxes and minority interest                      880         (      3,882 )

Provision (benefit) for income taxes                                                 3,142         (        690 )
                                                                              -------------       --------------

          (Loss) income before minority interest                                (    2,262 )       (      3,192 )

Minority interest                                                                      120                   12
                                                                              -------------       --------------

          Net (loss) income                                                     (    2,382 )       (      3,204 )

Preferred dividend                                                                     114
                                                                              -------------       --------------

          Net (loss) income available for common shareholders                  $(    2,496 )      $(      3,204 )
                                                                              =============       ==============

Net loss per share of common stock:
          Basic                                                                $(     0.14 )      $(       0.18 )
                                                                              =============       ==============
          Diluted                                                              $(     0.14 )      $(       0.18 )
                                                                              =============       ==============

Weighted average number of common shares outstanding:
          Basic                                                                     17,760               17,448
                                                                              =============       ==============
          Diluted                                                                   17,760               17,448
                                                                              =============       ==============








See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                  ---------------------------------------
                                                                                       JUNE 30,              JUNE 30,
                                                                                         2002                  2001
                                                                                  --------------------    ---------------
Cash flows from operating activities:
    Net income (loss)                                                             $(         2,382 )       $(      3,204 )
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                                    1,597                 4,296
            Amortization of debt issuance costs                                              1,731                   846
            Provision for doubtful accounts                                                  1,879                 3,068
            Stock based compensation                                                         4,217
            Interest accrued on loans to officers                                  (             7 )
            Losses due to sale of subsidiary                                                                         354
            Interest in kind                                                                 2,986                 2,998
            Minority interest                                                                  120                    12
            Deferred income taxes                                                                           (      2,020 )
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                        (         2,762 )        (      1,859 )
            Increase in inventories                                                (           113 )        (        173 )
            Increase in prepaid expenses and other assets                          (         4,482 )        (      1,292 )
            Increase (decrease) in accounts payable and other liabilities                    1,476          (        505 )
                                                                                  -----------------       ---------------

                Net cash provided by operating activities                                    4,260                 2,521
                                                                                  -----------------       ---------------

Cash flows from investing activities:
    Capital expenditures                                                           (         3,069 )        (      1,455 )
    Proceeds from sale of property and equipment                                                41                    24
    Loans issued to officers                                                       (           940 )
    Payments on acquisition payable                                                (         1,774 )
    Payments for acquisitions - net of cash acquired                               (           626 )        (      9,014 )
    Proceeds from sale of business                                                                                15,086
    Proceeds from debt limited to acquisitions                                               6,131          (      1,416 )
                                                                                  -----------------       ---------------

                Net cash (used in) provided by investing activities               (            237 )               3,225
                                                                                  -----------------       ---------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                   3,188
    Payment of costs associated with issuance of common stock                      (            23 )
    Payments for treasury shares acquired                                                                   (        713 )
    Payment on notes payable                                                       (         3,379 )
    Principal payments on long term debt                                           (         5,056 )        (      4,042 )
                                                                                  -----------------       ---------------

                Net cash used in financing activities                              (         5,270 )        (      4,755 )
                                                                                  -----------------       ---------------
Effect of exchange rate on cash                                                                554                   176
                                                                                  -----------------   -------------------

(Decrease) increase in cash                                                        (           693 )               1,167

Cash and cash equivalents, beginning of period                                              15,357                 7,867
                                                                                  -----------------       ---------------

Cash and cash equivalents, end of period                                           $        14,664         $       9,034
                                                                                  =================       ===============

Supplemental cash flow information:
  Cash paid for interest                                                           $         7,501         $       4,107
                                                                                  =================       ===============

  Cash paid for income taxes, net                                                  $         4,207         $       1,359
                                                                                  =================       ===============

Supplemental disclosure of non-cash investing and financing activities: Details of businesses acquired in purchase transactions:
                Fair value of assets acquired                                                              $      13,717
                                                                                                          ===============

                Liabilities assumed or incurred                                                            $         862
                                                                                                          ===============

                Cash paid for acquisitions (including related expenses)                                    $       9,478
                Cash acquired                                                                                        464
                                                                                                          ---------------

                Net cash paid for acquisitions                                                             $       9,014
                                                                                                          ===============

                Issuance of notes payable                                                                  $       3,377
                                                                                                          ===============

See notes to condensed consolidated financial statements.
                                     Page 6

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      Allied Healthcare International Inc. (formerly known as Transworld Healthcare, Inc.) (the "Company") is one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. The Company operates a community-based network of over 100 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of the U.K. The Company provides healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through its U.K. operations, the Company also supplies medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

      The Company's United States ("U.S.") operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of the revenues during the nine months ended June 30, 2002.

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The balance sheet at September 30, 2001 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 2002, the dilutive effect of common stock equivalents issued by the Company's U.K. subsidiary is not included in the diluted calculation due to a net loss position. For the three and nine months ended June 30, 2002, the Company had incremental weighted average options of 476 and 159, respectively, which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. For the nine months ended June 30, 2001, the Company had incremental weighted average options and warrants of 96 which are not included in the diluted calculation as the effect of such inclusion would be antidilutive due to a net loss position. At June 30, 2002 and 2001, the Company had outstanding stock options and warrants to purchase 774 and 3,579 shares, respectively, of common stock ranging in price from $5.41 to $7.25 and $4.31 to $12.45 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.    EARNINGS PER SHARE (CONTINUED):

      The weighted average number of shares used in the basic and diluted EPS computations for the three and nine months ended June 30, 2002 and 2001 are as follows:

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     JUNE 30,               JUNE 30,
                                                               ---------------------  ---------------------
                                                                  2002      2001         2002      2001
                                                                 -------   -------      -------   -------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock      18,701    17,325       17,760    17,448
      Effect of dilutive securities - stock options                   -       171            -         -
                                                                 -------   -------      -------   -------
      Shares used in computation of diluted EPS of common
        stock                                                    18,701    17,496       17,760    17,448
                                                                 =======   =======      =======   =======

3.    COMPREHENSIVE LOSS:

      Components of comprehensive loss include net (loss) income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive loss impacting the Company. The following table displays comprehensive loss for the three and nine months ended June 30, 2002 and 2001:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              ----------------------------  -----------------------------
                                                  2002           2001           2002           2001
                                              -------------  -------------  -------------  --------------
      Net (loss) income                         $( 5,465)      $    40       $(  2,382 )     $( 3,204 )
      Change in cumulative translation
        adjustment                                 2,795       (   428 )         1,680        (   832 )
                                                --------      ---------      ----------      ---------
      Comprehensive loss                        $( 2,670)     $(   388 )     $(    702 )     $( 4,036 )
                                                ========      =========       =========      ========

4.    RESTRICTED CASH:

      Restricted cash represents cash and cash equivalents, advanced under the refinancing of the Company's U.K. operations, available for payment of consideration for certain permitted acquisitions under the senior credit facility, including the payment of contingent consideration for completed transactions.

      The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.

5.    BUSINESS COMBINATIONS AND DISPOSALS:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      The following table displays the unaudited pro forma results of operations and related per share information as if the acquisition of Staffing Enterprise was completed as of October 1, 2000. The pro forma results are based on the historical financial statements of the Company and Staffing Enterprise for the three and nine months ended June 30, 2001.

                                        THREE MONTHS      NINE MONTHS
                                           ENDED             ENDED
                                       JUNE 30, 2001     JUNE 30, 2001
                                       =============     =============

               Net revenues               $ 52,314         $ 149,497

               Net income (loss)               763            (1,450)

               Income (loss) per share
                 of common stock:

                  Basic and Diluted           0.04             (0.08)







      The transactions related to the acquisition of Staffing Enterprise and other previous acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable in cash, of up to $46,112 in contingent consideration dependent upon future earnings of the acquired entities.

      DISPOSITIONS:

      U.S. MAIL - ORDER

      In September 2000, the Company approved a plan to exit its U.S. Mail-Order operations and effective October 3, 2000 sold certain assets of the U.S. Mail-Order operations located in Jacksonville, Florida. In addition, the Company recorded a $1,288 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing its U.S. Mail-Order operations. Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900, in the first quarter of fiscal 2001, to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, the Company incurred operating expenses of $1,990 during the nine months ended June 30, 2001, in connection with closing its U.S. Mail-Order operations.

      The following table illustrates the restructuring accrual balance for lease commitments at June 30, 2002.

         Beginning balance                       $499
         Payments made through
            June 30, 2002                        (174 )
                                      ----------------
         Ending balance                          $325
                                      ================

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      AMCARE LTD.

      On November 22, 2000, the Company sold Amcare Ltd. ("Amcare"), a U.K. subsidiary for approximately $13,826 in cash. As a result of the completion of the transaction, the Company recorded an additional loss of $354 and realized a foreign exchange loss of $391 for the three months ended December 31, 2000.

6.    COMMITMENTS AND CONTINGENCIES:

      As further discussed in Note 5 and as it relates to the acquisitions of flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, in contingent consideration dependent upon future earnings of such acquired entities.

      Some of our subsidiaries are or were Medicare Part B suppliers who submit/submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Currently, some of our subsidiaries have pending audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

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

7.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the nine months ended June 30, 2002, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations (formerly hi-tech). The U.K. operations derive its revenues from healthcare services, principally nursing and ancillary services, and respiratory therapy products to patients throughout most of the U.K. The Home Healthcare operations derive its revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment concentrated in New Jersey and New York.

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. Inter segment sales are not material.

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three and nine months ended June 30, 2002 and 2001.

                                                          THREE MONTHS ENDED JUNE 30, 2002
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  60,587      $   4,187       $  64,774
                                                      ==========    ===========      ==========

        Segment operating profit                      $   6,010      $     235       $   6,245
                                                      ==========    ===========

        Corporate expenses                                                              (7,247 )
        Interest expense, net                                                           (3,448 )
        Foreign exchange income                                                              2
                                                                                     ----------

        Loss before income taxes and minority                                        $  (4,448 )
        interest
                                                                                     ==========



                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  33,154      $   4,266       $  37,420
                                                      ==========    ===========      ==========

        Segment operating profit                      $   3,095      $     131       $   3,226
                                                      ==========    ===========

        Corporate expenses                                                                (738 )
        U.S. Mail-Order (Note 5)                                                            14
        Interest expense, net                                                           (2,241 )
                                                                                     ----------

        Income before income taxes and minority                                      $     261
        interest
                                                                                     ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

7.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                          NINE MONTHS ENDED JUNE 30, 2002
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $ 174,680      $  13,014       $ 187,694
                                                      ==========    ===========      ==========

        Segment operating profit                      $  18,794      $     702       $  19,496
                                                      ==========    ===========

        Corporate expenses                                                              (8,573 )
        Interest expense, net                                                          (10,025 )
        Foreign exchange loss                                                              (18 )
                                                                                     ----------

        Income before income taxes and minority                                      $     880
        interest
                                                                                     ==========

        Identifiable assets, June 30, 2002            $ 248,682      $   9,332       $ 258,014
                                                      ==========    ===========

        Corporate assets                                                                   513
                                                                                     ----------

        Total assets, June 30, 2002                                                  $ 258,527
                                                                                     ==========


                                                          NINE MONTHS ENDED JUNE 30, 2001
                                                    ---------------------------------------------
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $  98,002      $  12,257       $ 110,259
                                                      ==========    ===========      ==========

        Segment operating profit                      $   8,654      $     401       $   9,055
                                                      ==========    ===========

        Corporate expenses                                                              (2,436 )
        U.S. Mail-Order (Note 5)                                                        (3,890 )
        Interest expense, net                                                           (6,220 )
        Foreign exchange loss (Note 5)                                                    (391 )
                                                                                     ----------

        Loss before income taxes and minority interest                               $  (3,882 )
                                                                                     ==========

        Identifiable assets, June 30, 2001            $ 139,006      $  10,657       $ 149,663
                                                      ==========    ===========

        Corporate assets                                                                25,418

        U.S. Mail-Order (Note 5)                                                             4
                                                                                     ----------

        Total assets, June 30, 2001                                                  $ 175,085
                                                                                     ==========

8.    IMPACT OF RECENT ACCOUNTING STANDARDS:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.    IMPACT OF RECENT OF ACCOUNTING STANDARDS (CONTINUED):

      The following tables present the changes in the carrying amount of goodwill for the three and nine months ended June 30, 2002:

                                                               THREE MONTHS ENDED JUNE 30, 2002
                                                    -------------------------------------------------------
                                                           U.K.               HOME
                                                        OPERATIONS         HEALTHCARE          TOTAL
                                                    -------------------   --------------  -----------------
        Balance at March 31, 2002                        $  103,796         $    3,884      $      107,680

        Goodwill acquired during quarter                        716                  -                 716

        Foreign exchange difference                           7,758                  -               7,758
                                                       -------------       ------------    ----------------

        Balance at June 30, 2002                         $  112,270         $    3,884      $      116,154
                                                       =============       ============    ================

                                                               NINE MONTHS ENDED JUNE 30, 2002
                                                    -------------------------------------------------------
                                                           U.K.               HOME
                                                        OPERATIONS         HEALTHCARE          TOTAL
                                                    -------------------   --------------  -----------------
        Balance at September 30, 2001                    $  105,542         $    3,884      $      109,426

        Goodwill acquired during year                         2,547                  -               2,547

        Foreign exchange difference                           4,181                  -               4,181
                                                       -------------       ------------    ----------------

        Balance at June 30, 2002                         $  112,270         $    3,884      $      116,154
                                                       =============       ============    ================

      The amortization expense, net income (loss) and net income (loss) per share of the Company for the three and nine months ended June 30, 2002, the period of initial application of FAS 142, and, on a pro forma basis, for the three and nine months ended June 30, 2001 are as follows:

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                 2002            2001           2002           2001
                                             AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                                            ---------------  -------------  -------------  --------------
      Reported net (loss) income             $(    5,465)      $    40        $( 2,382 )     $( 3,204 )
      Add back: Goodwill amortization                 -            929               -          2,819
                                             -----------      ---------      ----------      ---------
      Adjusted net (loss) income                $( 5,465)      $   969        $( 2,382 )     $(   385 )
                                             ===========      =========      ==========      =========
      Basic net (loss) income per share         $( 0.30 )      $  0.00        $(  0.13 )     $(  0.18 )
      Add back: Goodwill amortization per
        share                                         -           0.05               -           0.16
                                             -----------      ---------      ----------      ---------
      Adjusted basic net (loss) income per
        share                                    ( 0.30 )      $  0.05        $(  0.13 )     $( (0.02 )
                                             ===========      =========      ==========      =========
      Diluted net (loss) income per share       $( 0.30 )      $  0.00        $(  0.13 )     $(  0.18 )
      Add back: Goodwill amortization per
        share                                         -           0.05               -            .16
                                             -----------      ---------      ----------      ---------
      Adjusted diluted net (loss) income
        per share                               $( 0.30 )      $  0.05        $(  0.13 )     $(  0.02 )
                                             ===========      =========      ==========      =========

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.    IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

      In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the impact of FAS 145 on its consolidated financial position and results of operations.

      In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit and disposal activities initiated after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

9.    SHARE ISSUANCE:

      On April 22, 2002, the Company issued 684 shares of common stock to Timothy M. Aitken, Chairman and Chief Executive Officer, and 487 shares of common stock to Sarah L. Eames, President and Chief Operating Officer, as a bonus for, among other things, services rendered through the date of issuance. Simultaneously with this issuance, the Company entered into agreements with Mr. Aitken and Ms. Eames in which the Company agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, the Company made a cash bonus payment to Mr. Aitken of $1,401 and loaned him $550 and made a cash bonus payment to Ms. Eames of $846 and loaned her $390. The loans, which have been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, TW UK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000. These executive bonuses and loans have been approved by the Company's Board of Directors. The Company has recognized an aggregate expense of $6,558 related to these transactions in the quarter ended June 30, 2002.

      The Company has agreed to register, at its expense, the resale of the shares issued to Mr. Aitken and Ms. Eames.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

10.   STOCK PURCHASE AGREEMENT:

      On April 22, 2002, the Company entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P pursuant to which the Company issued, on April 30, 2002, an aggregate of 750 shares of the Company's common stock at a per share purchase price of $4.25 per share. In addition, the Company has agreed to register, at its expense the resale of such shares.

11.   CORPORATE REORGANIZATION:

      On April 24, 2002, the Company entered into a Master Reorganization Agreement ("Reorganization Agreement"), with its U.K. subsidiaries - Allied Healthcare Group Limited (the "UK Parent") and TW UK - and certain investors in such subsidiaries.

      The following transactions are referred to as the "Reorganization." Both the Reorganization Agreement and Reorganization were voted upon and approved at the Company's annual meeting of shareholders on June 7, 2002. Under the Reorganization:

        o Holders of the then outstanding redeemable shares of TW UK will exchange their redeemable shares for shares of our Company's common stock, using the net exercise method, and receive either 0.1308 or 0.1657 shares of our Company's common stock per redeemable share (depending upon the exercise price of the redeemable share).

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

        o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TW UK , that were issued in connection with the refinancing of the Company's U.K. operations in 1999, will be exercised for an aggregate of 1,640 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of the Company's common stock. The exercise price for the Mezzanine Warrants may be paid, at the option of the holder, in cash or by reducing the interest that such holder would otherwise have received under the mezzanine loan.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11.    CORPORATE REORGANIZATION (CONTINUED):


         o Accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by UK Parent in the refinancing of the Company's U.K. operation in 1999, will be issued funding notes (the "Loan Notes") by UK Parent in the principal amount of the accrued and unpaid interest owed them through June 17, 2002, less amounts which were withheld from certain U.K. residents as withholding taxes, and the funding notes will in turn be exchanged for shares of the Company's common stock at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. Interest will accrue on the Notes through June 17, 2002 (regardless of the date on which the Reorganization is actually consummated) because the new shares of Series A preferred stock are entitled to receive dividends commencing on June 18, 2002. The Company has accrued preferred stock dividends of $114 as required under the Reorganization Agreement for the period from June 18, 2002 to June 30, 2002, even though the Series A preferred stock had not been issued by June 30, 2002. The new shares of Series A preferred stock are intended to replace the Notes of UK Parent.

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

      As a result of the foregoing, the Company will issue up to an aggregate of:

        o 414 shares of the Company's common stock to holders of the redeemable shares of TW UK;

        o 366 shares of the Company's common stock to the holders (other than UK Parent) of the ordinary shares of TW UK;

        o 572 shares of the Company's common stock to the holders of the mezzanine warrants of TW UK;

        o 7,774 shares of the Company's new Series A preferred stock to holders of the equity warrants of TW UK;

        o 1,007 shares of the Company's common stock to holders of the accrued and unpaid interest of UK Parent;

        o zero shares of the Company's common stock in exchange for the special voting share held by Triumph Partners III, L.P.

      Thus, we will issue up to an aggregate of 2,359 shares of the Company's common stock and 7,774 shares of the Company's new Series A preferred stock in the Reorganization.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11.  CORPORATE REORGANIZATION (CONTINUED):

      For certain holders of the Notes, the Reorganization Agreement was amended to provide them with the right to require UK Parent to issue the Loan Notes, and the Company to issue its shares of common stock, to such holders or their assignees. Such issuances may occur after the effective time of the Reorganization, but the amount of the Loan Notes will in all cases be equal to the amount of accrued and unpaid interest on the Notes through June 17, 2002.

      The following tables display the unaudited pro forma results of operations and related per share information as if the Reorganization was completed as of October 1, 2001. The unaudited pro forma results principally reflect the reversal of interest expense, net of tax, related to the Notes of UK Parent to reflect the exercise of Equity Warrants and the related exchange of TW UK shares for the Company's new Series A preferred stock. The unaudited pro forma balance sheet information assumes that the transactions comprising the Reorganization, including the Company's issuance of 2,359 shares of common stock and 7,774 shares of new Series A preferred stock, occurred as of June 30, 2002. The pro forma results are based on the historical financial statements of the Company as of June 30, 2002 and for the three and nine months ended June 30, 2002.

                                                                       JUNE 30, 2002
                                                                 ------------------------
                 Current assets                                    $           74,474
                 Noncurrent assets                                            184,339
                 Current liabilities                                           54,385
                 Noncurrent liabilities                                       117,252
                 Redeemable preferred stock                                    34,011
                 Stockholders' equity                                          53,165


                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   JUNE 30, 2002            JUNE 30, 2002
                                                               -----------------------    -------------------
                 Net revenues                                      $           64,774      $         187,694
                 Gross profit                                                  17,872                 50,815
                 Operating (loss) income                                      (1,002)                 10,923
                 Net loss                                                     (4,841)                  (367)
                 Net loss available for common shareholders                   (5,716)                (2,902)
                 Loss per share of common stock:
                      Basic and Diluted                                        (0.27)                 (0.14)

      The above pro forma results, exclude the following one time and non-recurring adjustments related to the Reorganization:

        o The Company expects to recognize compensation expense of approximately $1,618 on the exchange of 2,523 management's and employees' redeemable shares of TW UK for new shares of the Company's common stock calculated using a net exercise method.

        o The Company expects to recognize a gain of approximately $4,912 on the settlement of accrued and unpaid interest owed to the holders of the Notes of UK Parent in exchange for new shares of the Company's common stock.

        o The Company expects to recognize a charge of approximately $975 to reflect the write off of deferred costs associated with the Notes of UK Parent issued in 1999, which will be exchanged in the Reorganization.
                                    Page 17

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11.   CORPORATE REORGANIZATION (CONTINUED):

      The Company has agreed to register, at its expense, the resale of all of the shares of common stock to be issued in the Reorganization and the shares of common stock issuable upon conversion of the Series A preferred stock.

      The Reorganization was subsequently closed on July 25, 2002.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      We are one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. We operate a community-based network of over 100 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of the U.K. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through our U.K. operations, we also supply medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

      Our United States ("U.S.") operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of our revenues during the nine months ended June 30, 2002.We provide these services and products from the following reportable business segments:

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

      The following transactions are referred to as the "Reorganization." Both the Reorganization Agreement and Reorganization were voted upon and approved at the Company's annual meeting of shareholders on June 7, 2002. Under the Reorganization:

        o Holders of redeemable shares of TW UK will exchange their redeemable shares for shares of our common stock, using the net exercise method, and receive either 0.1308 or 0.1657 shares of our common stock per redeemable share (depending upon the exercise price of the redeemable share).

        o Holders of ordinary shares of TW UK will exchange their ordinary shares for shares of our common stock at an exchange ratio of 2.867 TW UK ordinary shares for every one share of our common stock (which is the equivalent of 0.3488 shares of our common stock for every ordinary share of TW UK). This ratio of TW UK securities for our securities is referred to as the "Exchange Ratio."

        o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TW UK , that were issued in connection with the refinancing of our U.K. operations in 1999, will be exercised for an aggregate of 1,640,000 ordinary shares of TW UK. Each resulting ordinary share will be exchanged for 0.3488 shares of our common stock. The exercise price for the Mezzanine Warrants may paid, at the option of the holder, in cash or by reducing the interest that such holder would otherwise receive under the mezzanine loan.

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

        o Accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by UK Parent in the refinancing of our U.K. operations in 1999, will be issued funding notes (the "Loan Notes") by UK Parent in the principal amount of the accrued and unpaid interest owed them through June 17, 2002, less amounts which are withheld from certain U.K. residents as withholding taxes, and the funding notes will in turn be exchanged for shares of our common stock at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. Interest will accrue on the Notes through June 17, 2002 (regardless of the date on which the Reorganization is actually consummated) because the new shares of Series A preferred stock are be entitled to receive dividends commencing on June 18, 2002. We have accrued preferred stock dividends of $114,000 as required under the Reorganization Agreement for the period from June 18, 2002 to June 30, 2002, even though the Series A preferred stock had not been issued by June 30, 2002. The new shares of Series A preferred stock are intended to replace the Notes of UK Parent.

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

      As a result of the foregoing, pursuant to the Reorganization Agreement we will issue up to an aggregate of:

         o 413,801 shares of our common stock to holders of the redeemable shares of TW UK;

         o 366,240 shares of our common stock to the holders (other than UK Parent) of the ordinary shares of TW UK;

         o 572,032 shares of our common stock to the holders of the mezzanine warrants of TW UK;

         o 7,773,660 shares of our new Series A preferred stock to holders of the equity warrants of TW UK;

         o 1,006,857 shares of our common stock to holders of the accrued and unpaid interest of UK Parent;

         o zero shares of our common stock in exchange for the special voting share held by Triumph Partners III, L.P.

      Thus, we will issue up to an aggregate of 2,358,930 shares of the Company's common stock and up to an aggregate of 7,773,660 shares of the Company's new Series A preferred stock in the Reorganization.

      For certain holders of the Notes, the Reorganization Agreement was amended to provide them with the right to require UK Parent to issue the Loan Notes, and our company to issue its shares of common stock, to such holders or their assignees. Such issuances may occur after the effective time of the Reorganization, but the amount of the Loan Notes will in all cases be equal to the amount of accrued and unpaid interest on the Notes through June 17, 2002.

      As a result of the Reorganization and other transactions, as fully described in Note 10 of Notes to Condensed Consolidated Financial Statements, we expect to recognize certain charges in the fourth quarter. Such amounts will be offset by a gain on the settlement of accrued and unpaid interest owed to the holders of the Notes of UK Parent in exchange for new shares of our common stock.

      The Reorganization was subsequently closed on July 25, 2002.

      CRITICAL ACCOUNTING POLICIES

      Accounts Receivable
      -------------------

      We are required to estimate the collectibility of our accounts receivables, which requires a considerable amount of judgment in assessing the ultimate realization of these receivable, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

      Intangible Assets
      -----------------

      We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

      Deferred Taxes
      --------------

      We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net loss and operating loss carry forwards.

      Contingencies
      -------------

      Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, in contingent consideration dependent upon future earnings of such acquired entities. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

      RESULTS OF OPERATIONS

      Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

      Revenues
      --------

      Total revenues increased by $27,354,000 or 73.1% to $64,774,000 for the three months ended June 30, 2002 from $37,420,000 for the three months ended June 30, 2001. This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($15,908,000), Crystalglen Limited (operating under the trade name "Nurses Direct") ($3,770,000), and Balfor Medical ($1,688,000) and internal growth ($5,981,000).

      Gross Profit
      ------------

      Total gross profit increased by $6,222,000 to $17,872,000 for the three months ended June 30, 2002 from $11,650,000 for the three months ended June 30, 2001. As a percentage of total revenue, gross profit for the three months ended June 30, 2002 decreased to 27.6% from 31.1% for the comparable prior period. Gross margins for patient services decreased (26.8% for the three months ended June 30, 2002 versus 30.7% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the current year. Gross margins in the respiratory, medical equipment and supplies sales increased (45.7% for the three months ended June 30, 2002 versus 43.9% for the comparable prior period) mainly due to the sales mix. Gross margins for infusion services also increased (28.9% for the three months ended June 30, 2002 versus 27.0% for the comparable prior period) principally due to product sales mix.

      Selling, General and Administrative Expenses
      --------------------------------------------

      Total selling, general and administrative expenses increased by $4,690,000 to $13,838,000 for the three months ended June 30, 2002 from $9,148,000 for the three months ended June 30, 2001. The increase reflects $2,341,000 representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and the higher level of overhead costs in our U.K. operations due principally to acquisitions and internal growth ($2,415,000). This increase was partially offset by the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($929,000).

      Non-cash Stock-Based Compensation
      ---------------------------------

      We recorded a non-cash charge of $4,217,000 for the three months ended June 30, 2002 for the issuance of shares of our common stock to senior management.

      Transaction Expenses
      --------------------

      We recorded a charge of $819, 000 for the three months ended June 30, 2002 for the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

      Interest Income
      ---------------

      Total interest income increased by $337,000 to $720,000 for the three months ended June 30, 2002 from $383,000 for the three months ended June 30, 2001. This increase was principally attributable to a higher level of funds invested.

      Interest Expense
      ----------------

      Total interest expense increased by $1,544,000 to $4,168,000 for the three months ended June 30, 2002 from $2,624,000 for the three months ended June 30, 2001. This increase was principally attributable to the higher level of borrowings.

      Provision (Benefit) for Income Taxes
      ------------------------------------

      We recorded a provision for income taxes amounting to $983,000 for the three months ended June 30, 2002 representing taxes payable for our U.K. operations. The difference between the effective tax rate for the three months ended June 30, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the current year U.S. operating loss.

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

      Minority Interest
      -----------------

      We recorded a charge for minority interest of $34,000 for the three months ended June 30, 2002 representing the 1,050,000 ordinary shares of TW UK issued as part of the Nightingale Bureau Limited ("Nightingale") consideration.

      Net Income (Loss)
      -----------------

      As a result of the foregoing, we recorded a net loss of $5,465,000 for the three months ended June 30, 2002 versus net income of $40,000 for the three months ended June 30, 2001.

      Nine Months Ended June 30, 2002 vs. Nine Months Ended June 30, 2001

      Revenues
      --------

      Total revenues for the nine months ended June 30, 2002 and 2001 were $187,694,000 and $110,259,000, respectively. This represents an increase of $77,435,000 when comparing the nine months ended June 31, 2002 to 2001. This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($45,942,000), Crystalglen Limited

      (operating under the trade name "Nurses Direct") ($11,125,000), and Balfor Medical ($4,534,000) and internal growth ($17,715,000). In addition, revenues for our home healthcare operations increased by $756,000 largely due to the increase in the number of patients serviced. Partly offsetting these increases were declines in revenue due to the sale of Amcare ($2,861,000).

      Gross Profit
      ------------

      Total gross profit increased by $16,671,000 to $50,815,000 for the nine months ended June 31, 2002 from $34,144,000 for the nine months ended June 31, 2001. As a percentage of total revenue, gross profit for the nine months ended June 31, 2002 decreased to 27.1% from 31.0% for the comparable prior period. Gross margins for patient services decreased (26.3% for the nine months ended June 31, 2002 versus 30.7% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, recent U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the period. Gross margins in the respiratory, medical equipment and supplies sales increased (45.0% for the nine months ended June 30, 2002 versus 36.5% for the comparable prior period) principally due to the sale of Amcare in November 2000 and increased for infusion services (27.4% for the nine months ended June 31, 2002 versus 28.3% for the comparable prior period) principally due to higher product costs.

      Selling, General and Administrative Expenses
      --------------------------------------------

      Total selling, general and administrative expenses for the nine months ended June 31, 2002 and 2001 were $34,856,000 and $31,061,000, respectively. This represents an increase of $3,795,000 or 12.2% when comparing the nine months ended June 31, 2002 to 2001. This increase reflects higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($8,901,000) and $2,341,000 representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances. These amounts were partially offset by the savings from closing our U.S. Mail-Order business in fiscal 2001 ($3,904,000), the sale of Amcare in November 2000 ($419,000) and reduced corporate overhead and professional costs ($407,000). In addition, the decrease is attributable to the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($2,819,000).

      Non-cash Stock-Based Compensation
      ---------------------------------

      We recorded a non-cash charge of $4,217,000 in the nine months ended June 30, 2002 for the issuance of shares of our common stock to senior management.

      Transaction Expenses
      --------------------

      We recorded a charge of $819, 000 for the nine months ended June 30, 2002 for the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

      Losses due to Sale of Subsidiary
      --------------------------------

      In the nine months ended June 30, 2001, we recorded a loss of $354,000 due to the sale of Amcare.

      Interest Income
      ---------------

      Total interest income for the nine months ended June 30, 2002 and 2001 was $2,253,000 and $1,288,000, respectively. This represents an increase of $965,000 when comparing the nine months ended June 30, 2002 to 2001. This increase was attributable to a higher level of funds invested.

      Interest Expense
      ----------------

      Total interest expense for the nine months ended June 30, 2002 and 2001 was $12,278,000 and $7,508,000, respectively. This represents an increase of $4,770,000 when comparing the nine months ended June 30, 2002 to 2001. This increase was principally attributable to the higher level of borrowings.

      Foreign Exchange Loss
      ---------------------

      For the nine months ended June 30, 2002, we realized a foreign exchange loss of $18,000 compared to $391,000 for the nine months ended June 30, 2001 which was principally related to the sale of Amcare.

      Provision (Benefit) for Income Taxes
      ------------------------------------

      We recorded a provision for income taxes amounting to $3,142,000 principally reflecting taxes on U.K. based income. The difference between the effective tax rate for the nine months ended June 30, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the current year U.S. operating loss.

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

      Minority Interest
      -----------------

      We recorded a charge for minority interest of $120,000 for the nine months ended June 30, 2002 compared to $12,000 for the nine months ended June 30, 2001. The minority interest represents the 1,050,000 ordinary shares of TW UK issued as part of the Nightingale consideration.

      Net Loss
      --------

      As a result of the foregoing, we recorded a net loss of $2,382,000 for the nine months ended June 30, 2002 compared to a net loss of $3,204,000 for the nine months ended June 30, 2001.


      LIQUIDITY AND CAPITAL RESOURCES

      General

      For the nine months ended June 30, 2002, we generated $4,260,000 from operating activities. Cash requirements for the nine months ended June 30, 2002 for capital expenditures ($3,069,000), payments on acquisition payable ($1,774,000), payments on notes payable ($3,379,000) and payments on long-term debt ($5,056,000), were met through operating cash flows and cash on hand.

      On April 22, 2002, we issued 684,258 shares of common stock to Timothy M. Aitken, chairman and chief executive officer, and 487,099 shares of common stock to Sarah L. Eames, president and chief operating officer, as a bonus for, among other things, services rendered through the date of issuance.

      Simultaneously with this issuance, we entered into agreements with Mr. Aitken and Ms. Eames in which we agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, we made a cash bonus payment to Mr. Aitken of $1,401,000 and loaned him $550,000 and made a cash bonus payment to Ms. Eames of $846,000 and loaned her $390,000. The loans, which have been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155,000 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, TW UK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000,000. These executive bonuses and loans have been approved by the Company's Board of Directors. We recognized an aggregate expense of $6,558,000 related to these transactions in the quarter ended June 30, 2002.

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

      In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of June 30, 2002, we had acquired 266,200 shares for an aggregate purchase price of $720,000 which are reflected as treasury stock in the consolidated balance sheet at June 30, 2002.

      We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

      Restricted Cash

      Restricted cash represents cash and cash equivalents, advanced under the Refinancing (as defined under "Borrowings" - "General"), available for payment of consideration for certain permitted acquisitions under the Senior Credit Facility, including the payment of contingent consideration for completed transactions.

      Accounts Receivable

      We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2002 and September 30, 2001, $31,627,000 (12.2%) and $29,555,000 (11.9%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections.

      Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Day's sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2002 and September 30, 2001, our average DSOs were 44 and 60, respectively. Excluding the impact of the acquisition of Staffing Enterprise as of September 27, 2001, DSOs as of September 30, 2001 were 44.

      Borrowings

      General
      -------

      As described more fully below, on December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiaries, TW UK and its subsidiary obtained new financing denominated in pounds sterling, which aggregates approximately $206,173,000 at June 30, 2002. The financing consists of a $146,382,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility"), $16,723,000 in mezzanine indebtedness (the "Mezzanine Loan") and $43,068,000 of senior subordinated notes (the "Notes") (each of the foregoing are sometimes referred to collectively herein as the "Refinancing").

      Senior Credit Facility
      ----------------------

      The Senior Credit Facility consists of the following:

             o         $42,918,000 term loan A, maturing December 17, 2005;
             o $19,160,000 acquisition term loan B, maturing December 17, 2006, which may be drawn upon during the first nine years following closing;
             o per the September 27, 2001 amendment, $76,640,000 term loan C, maturing June 30, 2007; and
             o $7,664,000 revolving facility, maturing December 17, 2005.

      Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of June 30, 2002, we had outstanding borrowings of $107,756,000 under the Senior Credit Facility that bore interest at a rate of 6.34% to 7.59%.

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

      Mezzanine Loan and Mezzanine Warrants
      -------------------------------------

      The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received warrants to purchase an aggregate of 2% of the fully-diluted ordinary shares of TW UK. As of June 30, 2002, we had outstanding borrowings under the Mezzanine Loan of $15,062,000, which bore interest at a rate of 10.99%.

      The warrants issued to the mezzanine lenders (the "Mezzanine Warrants") are detachable and can be exercised at any time without condition for an aggregate exercise price of approximately $125,000. The fair value of the Mezzanine Warrants ($2,430,000) issued to the mezzanine lenders has been recorded as a discount to the Mezzanine Loan and is being amortized over the term of the loan using the interest method.

      In the Reorganization, the Mezzanine Warrants will be exercised and the ordinary shares of TW UK received upon such exercise will be exchanged at the Exchange Ratio for up to an aggregate of 572,032 shares of our common stock in accordance with the terms of the Reorganization Agreement.

      Senior Subordinated Promissory Notes and Equity Warrants
      --------------------------------------------------------

      The Notes consist of an aggregate of $34,162,000 principal amount of senior subordinated promissory notes of UK Parent purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TW UK concurrently with the sale of the Notes (the "Equity Warrants") which are exercisable for ordinary shares of TW UK (Warrant Shares") representing, in the aggregate, approximately 27.0% of the fully-diluted ordinary shares of TW UK.

      The Notes bear interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring UK Parent to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest). As of June 30, 2002, $8,906,000 of PIK Notes has been recorded as additional principal due in our consolidated balance sheet. The Notes and related PIK Notes mature nine years from issuance.

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

      In the Reorganization, all of the outstanding Notes will be surrendered in payment of the exercise price of the Equity Warrants. The Equity Warrants will be exercised and each resulting Warrant Share of TW UK will be exchanged at the Exchange Ratio for up to an aggregate of 7,773,660 shares of Series A preferred stock. All of the PIK Notes will be surrendered in the Reorganization in exchange for shares of our common stock. In addition, accrued and unpaid PIK interest, less amount we will withhold as withholding taxes, will be exchanged for up to an aggregate of 1,006,857 shares of our common stock.

      At June 30, 2002, we had, through TW UK, outstanding notes payable of $16,905,000, net of $660,000 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 5.25% to 5.50%. In general, we may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. Accordingly, the notes and related cash restricted to the payment of such notes have been classified as current in the accompanying Condensed Consolidated Balance Sheet included in our financial statements for the fiscal quarter ended June 30, 2002.

      Commitments

      Acquisition Agreements
      ----------------------

      Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $46,112,000, at June 30, 2002, in contingent consideration dependent upon future earnings of such acquired entities.

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

      Contractual Cash Obligations

      As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of June 30, 2002:

                                     Total Debt      Total Lease        Total Other            Total
                   Fiscal           Obligations      Obligations        Obligations         Obligations
                   ------         --------------------------------------------------------------------------
                   2002             $               $     426,000   $      11,080,000   $      11,506,000
                   2003                 23,039,000      1,123,000          35,032,000          59,194,000
                   2004                  8,584,000        815,000                               9,399,000
                   2005                 10,730,000        757,000                              11,487,000
                   2006                 28,357,000        753,000                              29,110,000
                   Thereafter          112,081,000      1,482,000                             113,563,000
                                  ------------------------------------------------------------------------
                                    $  182,791,000  $   5,356,000   $      46,112,000   $     234,259,000
                                  ========================================================================

      Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of June 30, 2002.

      Contingencies
      -------------

      Some of our subsidiaries are or were Medicare Part B suppliers who submit/submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Currently, some of our subsidiaries have pending audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

      We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

      In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. We are currently reviewing the impact of FAS 145 on our consolidated financial position and results of operations.

      In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit and disposal activities initiated after December 15, 2002. Adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

      ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign Currency Exchange
      -------------------------

      We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. dollar denominated sales in the U.K. where the principal currency is Pounds Sterling and to the Pounds Sterling debt denominated obligations. See "Interest Rate Risk" for debt obligations principal cash flows and related weighted average interest rates by expected maturity dates. Currently, we do not hedge foreign currency exchange rate exposures.

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

      As of June 30, 2002, the Notes ($34,162,000) and PIK Notes ($8,906,000)
      mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. In addition, we had notes payable of $16,905,000, net of $660,000 debt discount, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2003 and bear interest ranging from 5.25% to 5.50% at June 30, 2002. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at June 30, 2002.

                                       EXPECTED           WEIGHTED AVERAGE
                   FISCAL              MATURITY                 RATE
                   ------         -----------------------------------------------
                   2003             $    6,134,000           LIBOR +2.01%
                   2004                  8,584,000           LIBOR +2.25%
                   2005                 10,730,000           LIBOR +2.25%
                   2006                 28,357,000           LIBOR +3.26%
                   Thereafter           69,013,000           LIBOR +4.28%
                                  -----------------
                                    $  122,818,000           LIBOR +3.61%
                                  =================

      The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $163,814,000 at June 30, 2002.

                                     PART II

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (b) On June 26, 2002, we filed a Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation. Pursuant to the Certificate of Amendment, our company is authorized to issue up to eight million shares of Series A preferred stock.

      The following is a brief description of the terms of the Series A preferred stock:

      Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.857 per year commencing on June 18, 2002. The shares of Series A preferred stock are entitled to receive dividends at a higher rate under certain circumstances. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

      Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. The Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of our shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock that will be issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to our board of directors. In addition, the Series A preferred stock and our common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment), the holders of the Series A preferred stock will be entitled to elect one additional director to our board of directors.

      Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock will be entitled to receive anything in respect of their shares, a liquidation preference equal to (pound)2.867 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which we refer to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of our company, such holders will be entitled to receive an amount per share equal to the amount they would received had they effectuated such a conversion.

      Conversion into Common Stock. Each share of Series A preferred stock is currently convertible, at the option of the holder thereof, into one share of common stock without the payment of additional consideration. Subject to the satisfaction of certain conditions, we have the right to require the holders of the Series A preferred stock to convert all, but not less than all, of their shares into common stock.

      Redemption. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require our company to redeem their shares of Series A preferred stock. The redemption right can be exercised up to three times, but for not less than (pound) 5 million on any one occasion (or such lower amount as is necessary to redeem all of the shares of Series A preferred stock then outstanding). Upon such a redemption, the holders of the Series A preferred stock will be entitled to receive an amount equal to the Series A Preference Amount.

      (c) On April 22, 2002, we issued 684,258 shares of our common stock to Timothy M. Aitken, our chairman and chief executive officer, and 487,099 shares of common stock to Sarah L. Eames, our president and chief operating officer, as a bonus for, among other things, services rendered to our company through the date of issuance. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, because, among other things, we issued the shares to executive officers of our company, there were no other offerees, there was no general solicitation and standard Securities Act legends were placed on the stock certificates representing the shares.

      On April 22, 2002, we entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P. pursuant to which we agreed to issue an aggregate of 750,000 shares of our common stock to these investors at a purchase price of $4.25 per share, which represented a premium to the then current market price. Hyperion TWH Fund II LLC is an affiliate of the three other Hyperion funds that are investors in our company. Triumph Partners III, L.P. and Triumph III Investors, L.P. are existing investors in TW UK. We issued the 750,000 shares on April 30, 2002 and received proceeds of an aggregate of $3,187,500. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, because, among other things, we sold the shares to sophisticated investors who had (or whose affiliates had) a pre-existing relationship with our company, there was no general solicitation and standard Securities Act legends were placed on the stock certificates representing the shares.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We held our annual meeting of shareholders on June 7, 2002 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were as follows:

      (1) To consider and approve the Reorganization Agreement and the Reorganization.

      (2) To elect seven directors to serve for a term of one year and until their respective successors are duly elected and qualified.

      (3) To consider and approve a proposal to amend our Certificate of Incorporation and our Bylaws, which would:
                  (a) change our company's name to Allied Healthcare International Inc.;

                    (b) increase the number of authorized shares of capital stock we may issue from 40 million shares of common stock and two million shares of preferred stock to 62 million shares of common stock and ten million shares of preferred stock; and

                  (c) eliminate provisions requiring supermajority board approval for certain actions.

      (4)    To ratify and adopt our 2002 Stock Option Plan.

      (5) To ratify the appointment by the Company's board of directors of Ernst & Young LLP, as independent auditors for the fiscal year ending September 30, 2002.

      The voting results with respect to each proposal are set forth below:

                                                                                               ABSTAIN/
               PROPOSAL                                 FOR                AGAINST            NON-VOTING
               --------                                 ---                -------            ----------
               No. 1                                   14,490,944         200                -
               No. 3                                   14,483,044         7,100              1,000
               No. 4                                   14,411,900         78,044             1,200
               No. 5                                   14,490,144         -                  1,000

      Proposal 2: Each of the seven nominees for director (Timothy M. Aitken, Sarah L. Eames, Scott A. Shay, Jeffery S. Peris, G. Richard Green, David
      J. Macfarlane and John W. Matthews) received 14,490,244 votes, representing a plurality of votes cast at the Annual Meeting.

      ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit
                  Number         Description
                  ------         -----------
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

                  3.5 Certificate of Amendment to the Certificate of Incorporation of the Company filed on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of the Company's Registration
                                 Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange
                                 Commission on May 21, 2002).

                  3.6 Certificate of Amendment to the Certificate of Incorporation of the Company filed on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on
                                 Form 8-K filed with the Securities and Exchange
                                 Commission on June 10, 2002).

                  3.7            Restated Bylaws of the Company, as amended
                                 (incorporated herein by reference to Exhibit
                                 3.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996).

                  3.8            Amendment to the Bylaws of the Company,
                                 effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company's
                                 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10,
                                 2002).

                  4.1            Specimen Certificate of Common Stock of the
                                 Company (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on
                                 Form 8-K filed with the Securities and Exchange
                                 Commission on June 10, 2002).

                  4.2            Specimen stock certificate for the Series A
                                 Convertible Preferred Stock of the Company
                                 (incorporated herein by reference to
                                 Exhibit 4.2 of the Company's Current Report on
                                 Form 8-K filed with the Securities and Exchange
                                 Commission on August 9, 2002).


                  4.3 Certificate of Amendment to the Certificate of Incorporation of the Company relating to its Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company's
                                 Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9,
                                 2002).








                  10.1           Master Reorganization Agreement, dated as of
                                 April 24, 2002, among the Company, UK Parent,
                                 TW UK and the Investors named therein
                                 (incorporated herein by reference to Annex A-1 to the proxy statement/prospectus forming a part of the Company's Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May
                                 1, 2002).

                  10.1A          First Amendment to Master Reorganization
                                 Agreement, dated as of May 16, 2002, by and among the Company, UK Parent, TW UK and the
                                 Investors named therein (incorporated herein by reference to Exhibit 10.17A of Amendment Number
                                 1 to the Company's Registration Statement on
                                 Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission filed with the Securities and Exchange Commission on May 21, 2002).

                  10.1B          Second Amendment to the Master
                                 Reorganization Agreement, dated as of June
                                 26, 2002, by and among the Company, UK
                                 Parent, TW UK and the Investors named
                                 therein (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

                  10.2 Amendment No. 1, dated as of July 25, 2002, among UK Parent, TW UK and the purchasers named therein to the Securities Purchase
                                 Agreement dated December 17, 1999
                                 (incorporated herein by reference to Exhibit
                                 10.4 to the Company's Current Report on Form
                                 8-K filed with the Securities and Exchange
                                 Commission on August 9, 2002).

                  10.3           Registration Rights Agreement, dated as of
                                 July 25, 2002, among the Company and the persons named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

                  10.4 Amendment No. 1, dated as of July 25, 2002, among TW UK, UK Parent, Richard Green,
                                 Triumph Partners III, L.P. and the Company to the Voting Trust Agreement dated December
                                 17, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company's Current
                                 Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

                  10.5           Tax Bonus, Tax Loan and Tax Indemnification
                                 Agreement, dated as of April 22, 2002, between TW UK, the Company and Timothy M. Aitken
                                 (incorporated herein by reference to Exhibit
                                 10.21 of the Company's Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May
                                 1, 2002).

                  10.6           Tax Bonus, Tax Loan and Tax Indemnification
                                 Agreement, dated as of April 22, 2002, between TW UK, the Company and Sarah L. Eames
                                 (incorporated herein by reference to Exhibit
                                 10.22 of the Company's Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May
                                 1, 2002).

                  10.7A Promissory Note, dated April 30, 2002, executed by Timothy M. Aitken in favor of the Company.

                  10.7B Promissory Note, dated April 30, 2002, executed by Sarah L. Eames in favor of the Company.

                  10.8A Pledge and Security Agreement, dated as of April 30, 2002, between Timothy M. Aitken and the Company.

                  10.8B Pledge and Security Agreement, dated as of April 30, 2002, between Sarah L. Eames and the
                                 Company.


                  10.9 Registration Rights Agreement entered into by the Company, Timothy M. Aitken and Sarah L.
                                 Eames dated April 30, 2002 (incorporated herein by reference to Exhibit 10.25 of the Company's
                                 Registration Statement on Form S-4 (Reg. St.
                                 No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

                  10.10 Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of TW UK (incorporated herein by reference to Exhibit 10.26 of the Company's
                                 Registration Statement on Form S-4 (Reg. St.
                                 No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

                  10.11 Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of TW UK (incorporated herein by reference to Exhibit 10.27 of the Company's
                                 Registration Statement on Form S-4 (Reg. St.
                                 No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

                  10.12          Stock Purchase Agreement, dated as of April 22,
                                 2002, among the Company, Hyperion TWH Fund II
                                 LLC, Triumph Partners III, L.P. and Triumph III
                                 Investors, L.P. (incorporated herein by
                                 reference to Exhibit 10.28 of the Company's
                                 Registration Statement on Form S-4 (Reg. St.
                                 No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

                  10.13 Registration Rights Agreement entered into by the Company, Triumph Partners III, L.P. and
                                 Triumph III Investors, L.P. dated April 30,
                                 2002 (incorporated herein by reference to Exhibit 10.29 of the Company's Registration
                                 Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange
                                 Commission on May 1, 2002).

                  10.14          Transworld Healthcare, Inc. 2002 Stock Option
                                 Plan (incorporated herein by reference to Annex
                                 D to the proxy statement/prospectus forming a part of Amendment Number 1 to the Company's
                                 Registration Statement on Form S-4 (Reg. St.
                                 No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).

                  99.1           Certification of Chairman and Chief
                                 Executive Officer pursuant to 18 U.S.C.
                                 ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

                  99.2           Certification of Vice President and Chief
                                 Financial Officer pursuant to 18 U.S.C.
                                 ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K.

                           The Company filed on June 10, 2002 a Report on Form 8-K dated June 7, 2002, which included information required by Items 5 and 7 of Form 8-K. The Form 8-K disclosed the results of the vote at the Company's Annual Meeting and the change of the Company's name from Transworld Healthcare, Inc. to Allied Healthcare International Inc. No financial statements were filed.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2002

                                     ALLIED HEALTHCARE INTERNATIONAL INC.

                                     By: /s/ John B. Wynne Jr.
                                         ----------------------
                                         John B. Wynne Jr.
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Duly Authorized to Sign on Behalf
                                         of Registrant)