Form 10-K
period 2002-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2002-12-09
CIK 890634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                          Commission File No.: 1-11570

                      ALLIED HEALTHCARE INTERNATIONAL INC.
                      ------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)

                 NEW YORK                                                                             13-3098275
     ----------------------------------                                                    --------------------------------
      (State or Other Jurisdiction of                                                   (I.R.S. Employer Identification Number)
               Incorporation)

           555 MADISON AVENUE
           NEW YORK, NEW YORK                           (212) 750-0064                                   10022
   -----------------------------------    --------------------------------------------             -----------------
    (Address of principal executive        (Registrant's telephone number, including                   (Zip Code)
                offices)                                  area code)

Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                                   Name of Each Exchange on Which Registered
                 -------------------                                   -----------------------------------------

            Common Stock, $.01 par value                                        American Stock Exchange
------------------------------------------------------            ----------------------------------------------------

------------------------------------------------------            ----------------------------------------------------

------------------------------------------------------            ----------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
----------------------------------------------------------------------------------------------------------------------
                                (Title of Class)

----------------------------------------------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes__X___ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes_____ No__X__

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 6, 2002 was approximately $35,761,968 based on the closing sales price of $4.50 per share of common stock of the registrant on such date, as reported by the American Stock Exchange.

The number of shares of common stock of the registrant outstanding on December 6, 2002 was 22,238,901.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                      ALLIED HEALTHCARE INTERNATIONAL INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                     PART I



Item 1.  Business.................................................................................................1

Item 2.  Properties..............................................................................................24

Item 3.  Legal Proceedings.......................................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................25

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................25

Item 6.  Selected Financial Data.................................................................................28

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................31

Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............................................51

Item 8.  Financial Statements and Supplementary Data.............................................................52

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure.......................52

                                    PART III


Item 10. Directors and Executive Officers of the Registrant......................................................52

Item 11. Executive Compensation..................................................................................56

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................62

Item 13. Certain Relationships and Related Transactions..........................................................65

Item 14. Controls and Procedures.................................................................................69

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................71


                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements.

         Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "could," "think," "estimate" and "predict," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

         We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:

         o our ability to continue to recruit and retain qualified flexible and other healthcare staffing professionals and ability to attract and retain operational personnel;

         o our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us;

         o the general level of patient occupancy at our hospital and healthcare facility clients' facilities;

         o our ability to successfully implement our acquisition and integration strategies;

         o the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations; and

         o the impact of medical malpractice and other claims asserted against us.

         Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described elsewhere in this document, as well as changes in any of the following: the demand for our products and services, general economic conditions, governmental regulation, the level of competition we face, customer strategies and pricing and reimbursement policies.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Allied Healthcare International Inc. ("our company," "we" or "us") is one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the U.K. healthcare industry. We operate a community-based network of over 100 branches, with the capacity to provide nurses, carers (known as home health aides in the U.S.) and specialized medical personnel to locations covering approximately 90% of the population of the United Kingdom. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through our U.K. operations, we also supply medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

         Our U.S. operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of our revenues during the fiscal year ended September 30, 2002. We have two reportable business segments: our U.K. operations and our U.S. home healthcare operations.

         We previously provided specialty pharmaceuticals and medical supplies. On October 3, 2000, we sold a substantial portion of the assets of our U.S. mail-order operations. In addition, on November 22, 2000, we sold Amcare, Ltd., a U.K. subsidiary.

         On June 7, 2002 we changed our name from Transworld Healthcare, Inc. to Allied Healthcare International Inc. In September 2002, we changed our trading symbol from TWH to ADH.

         On July 25, 2002, we consummated a reorganization (the "Reorganization") involving our company and two of our U.K. subsidiaries -- Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK"). The Reorganization was consummated pursuant to a Master Reorganization Agreement, dated as of April 24, 2002, as amended on May 16, 2002 and June 26, 2002 (the "Reorganization Agreement"), among our company, Allied Healthcare (UK), TWUK and certain investors in such subsidiaries.

         In the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of our common stock and shares of our new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of our company and the senior subordinated debt of Allied Healthcare (UK) was replaced by shares of our Series A preferred stock. We believe that the Reorganization resulted in our company having a more straight-forward and integrated management and corporate structure.

         In the Reorganization, we issued an aggregate of 2,358,930 shares of our common stock and 7,773,660 shares of our Series A preferred stock. We have registered the resale of all of the shares of our common stock (including the shares of common stock issuable upon conversion of the Series A preferred stock of our company) issued in the Reorganization (an aggregate of 10,132,590 shares of common stock). Of the shares of common stock we issued in connection with the consummation of the Reorganization, 1,468,832 were issued in July 2002 and 890,098 were issued in December 2002.

         On November 28, 2002, we acquired Medic-One Group Limited, a supplier of temporary staffing to National Health Service hospitals and private hospitals in the U.K. The consideration consisted of (pound)3,000,000 and the issuance of 669,738 shares of our common stock. We may be obligated to issue additional consideration of up to (pound)8,560,000, depending upon the EBIDTA of the business in fiscal 2003 and fiscal 2004. The additional consideration, if any, will be satisfied by a combination of cash and shares of our common stock.

         Our principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and our telephone number at that location is (212) 750-0064.

STRATEGY

         We are one of the leading providers of flexible staffing services to the U.K. healthcare industry. Our U.K. growth strategy has been to take advantage of policy moves by the U.K. government-funded National Health Service (the "NHS") and by private payors seeking to treat a larger number of patients than in the past and to shorten waiting lists for access to care, as well as the general trend of local government toward outsourcing its home care requirements to private industry.

         It has been, and will continue to be, our intention in the U.K. to focus on internal growth, as well as to acquire additional nursing and other care giving operations to expand and complement our existing operations. We believe that the healthcare flexible staffing services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, we acquired six nursing and care giving operations in the U.K. during fiscal 2002, twelve during fiscal 2001 and twelve during fiscal 2000.

         In order to take advantage of these opportunities in the U.K., we established our U.K. operations on a stand-alone basis with their own financing in order to execute an aggressive expansion program. On December 17, 1999, our U.K. subsidiaries completed the refinancing of their operations (the "Refinancing"). In the Refinancing, our U.K. subsidiaries received $125,700,000, which was used to repay our existing senior indebtedness of $55,755,000, to provide approximately $46,000,000 for additional acquisitions in the U.K., and for miscellaneous uses. In September 2001, borrowings of our U.K. subsidiaries were increased by $73,000,000 under our senior collateralized term and revolving credit facility (the "Senior Credit Facility") to fund the acquisition of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively, "Staffing Enterprise") and provide additional resources for future acquisitions.

         We believe that the key competitive advantages of our U.K. flexible staffing business are our:

        o EXTENSIVE BRANCH NETWORK. We operate a community-based network of over 100 branches, with the capacity to provide nurses, carers and specialized medical personnel to locations covering 90% of the population of Great Britain. We also actively assess opportunities to extend our geographic coverage and increase our market penetration by evaluating customer needs, the skill base of flexible staff and growth potential in identified areas.

        o DIVERSIFIED CUSTOMER BASE. We provide flexible staff to four types of customers: hospitals, local authorities, nursing homes and private patients. We also believe this diversity of customers provides us with a competitive advantage in our recruiting and retention efforts, as staff are attracted by the broad range of placement opportunities.

        o ENTREPRENEURIAL BUSINESS CULTURE. Our branches are managed either by general managers, in the case of larger acquisitions, or by employed branch managers or self-employed superintendents. In each case, the individual's remuneration is dependent upon branch performance. Self-employed superintendents are remunerated on an entirely performance-related basis linked to the gross profit of the branches they manage, while employed branch managers are remunerated with salary and performance bonuses.

        o QUALITY REPUTATION. We believe that our customers choose flexible staffing agencies on the basis of local branch awareness and reputation. We focus on providing a consistently high quality of service to the local communities where our branches are located. We believe that the principal brand names within our U.K. operations each have strong individual reputations, and it is our current intention to retain all such brands.

        o TRACK RECORD OF ACQUISITIONS. We have achieved significant growth through acquisitions, growing from 71 branches in 1999 to 111 branches as of September 30, 2002. We believe this growth is attributable to our structured acquisition and integration process. We first identify suitable branches for acquisition and develop a relationship with the vendor and key management team.

        o MANAGEMENT EXPERTISE. Timothy M. Aitken, our chairman and chief executive officer, and Sarah L. Eames, our president and chief operating officer have, respectively, 12 and 22 years experience in the healthcare industry. In addition, many of our U.K. branch managers and superintendents were former nurses or have otherwise been involved in the healthcare industry.

         Utilizing our successes in the U.K., we believe favorable industry trends create significant opportunities for us to grow our flexible staffing services healthcare business in the U.S.

         While we have not in recent years had a significant presence in the U.S. flexible staffing sector of the U.S. healthcare industry, we believe that the following industry characteristics and competitive strengths provide us an attractive opportunity to grow our business here:

         o Favorable industry trends have increased demand in the flexible healthcare staffing industry, which is projected by the Staffing Industry Report to grow 21% from $8.7 billion in revenue in 2001 to $10.6 billion in revenue in 2002. We believe these trends will continue to increase demand for our services.

         o The Center for Medicare and Medicaid Services projects healthcare expenditures will increase from 2002 to 2010 by approximately $1.1 trillion to $2.6 trillion. This growth is expected to be fueled by an increasingly aging U.S. population and by advances in medical technology.

         o Most regions of the U.S. are experiencing a shortage of nurses. The American Hospital Association estimates that up to 126,000 position vacancies currently exist for registered nurses, representing approximately 10% of the current hospital-based nursing workforce. A study published in the Journal of the American Medical Association in June 2000 projects that the registered nurse workforce will be nearly 20% below projected requirements by 2020.

         o In the current cost-containment environment, hospitals and healthcare facilities are increasingly using flexible staffing models to more effectively manage labor costs and fluctuations in demand for their services.

         o We believe our substantial presence in the U.K. flexible staffing market gives us a competitive advantage in recruitment of English-speaking nurses.

         o Our management team averages approximately 15 years of experience in the healthcare industry. Our management team has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

         o The home healthcare market is highly fragmented and we intend to continue to evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

U.K. OPERATIONS

         Our U.K. operations provide patient services, principally nursing and para-professional services and respiratory therapy products to patients throughout the U.K.

         During fiscal 2002, we derived 93.4% of our consolidated revenues from our U.K. operations, with the following contributions by product line:

         o        98% of our U.K. revenues from patient services; and

         o        2% from respiratory therapy.

Patient Services

         We are a leading provider of flexible staffing services to the U.K. healthcare industry, including carers (known as home health aides in the U.S.) and other specialized medical personnel. We provide these services through Allied Healthcare (UK) Limited ("Allied Operating Company (UK)"), Nightingale Nursing Bureau Limited ("Nightingale"), Crystalglen Limited (operating under the trade name "Nurses Direct"), Balfor Medical Limited ("Balfor"), and Staffing Enterprise to four main types of customers:

        o hospitals (comprising NHS Trusts, NHS hospitals and independent hospitals);

        o        local authorities;

        o        nursing homes; and

        o        private patients.

         Allied Operating Company (UK) was founded in 1972 as a home nursing service and has expanded through the establishment and acquisition of branch offices throughout the U.K. In the last three fiscal years, Allied Operating Company (UK) has acquired an additional 45 branches to extend its geographical coverage in the U.K. Allied Operating Company (UK) primarily provides carers to local authorities, nursing homes and private patients, as well as nurses and carers to hospitals. Allied Operating Company (UK) operates 91 of our branches, which are managed on a day to day basis either by self-employed superintendents or employed branch managers. Under the superintendent model, branches are operated by self employed individuals who are responsible for the operating costs of the branch and receive a percentage of the gross profit. Allied Operating Company (UK) is responsible for centralized support services, including payroll administration, accounts receivable collections, quality assurance and regulatory affairs, contract administration and central sales and marketing services.

         Allied Operating Company (UK) owned and managed branches principally operate where the business will not easily support superintendent status or where the branch is newly acquired and has not been fully integrated into the network. In a managed branch, all operating costs are the responsibility of Allied Operating Company (UK). As of December 1, 2002, Allied Operating Company
(UK) is represented by 33 superintendent branches and 58 managed branches.

         We believe that although our branch network provides nationwide coverage, each branch is a community-based business which should be managed locally to suit the needs of our customers and flexible staff. The branch managers and superintendents are therefore recruited locally and often have prior experience in the healthcare industry.

         Allied Operating Company (UK), Nurses Direct and Balfor are managed by employed branch managers or self-employed superintendents. Both the superintendent and employed branch manager models involve incentivizing the individuals based on branch performance. Superintendents are self-employed and are responsible for the operating costs of the branches they run (including branch rent, administrative staff wages and other overhead costs). Superintendents are paid a commission based solely on a percentage of gross profit of those branches, out of which they pay such operating costs. In an employee-managed branch, we are responsible for all operating costs and branch managers are paid a salary and performance-linked bonus.

         In the Refinancing in December 1999, we raised debt and new equity funding in the U.K., which enabled us to continue our expansion program and complete the following significant acquisitions:

         o Nightingale, which was acquired in April 2000, is a provider of nursing and care staff to the NHS and independent sector in London. Nightingale primarily recruits its nurses from Australia, where it maintains a branch, and other Commonwealth countries.

         o Nurses Direct, which was acquired in June 2001, operates a nursing and care agency with 14 branches in South East England.

         o Balfor, which was acquired in August 2001, provides qualified nurses, specialized theatre staff and nursing auxiliaries to hospitals in the Midlands and Northern England.

         o Staffing Enterprise, which was acquired in September 2001, is a London based provider of temporary staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

         We believe that the demand for most forms of nursing and other healthcare services is expected to increase in the medium term as the U.K. population grows older in line with demographic trends. Consequently, we anticipate that requirements for temporary nursing services will increase in the future, benefiting our flexible staffing operations.

Acquisition and Integration Process

         We have designated employees who identify suitable acquisition targets and typically seek to develop a pre-acquisition relationship with the vendors and key management in order to assess business "fit." We structure our acquisitions so as to encourage continuity of management on acquisitions and seek to align our business interests and the vendors/management through performance based earn-out provisions. We also have a separate team responsible for the integration of acquired businesses. The process of integrating newly acquired businesses begins prior to the closing of the acquisition and for the smaller acquisitions is usually completed within three months. These acquisitions are generally acquired by and integrated within Allied Operating Company (UK), including the adoption of our policies and procedures and the implementation of Allied Operating Company (UK)'s IT system.

         We believe it is important to allow larger acquired businesses to retain certain functions essential to their continuing efficiency, such as their own IT systems including accounting functions, payroll and invoicing. Integration plans and timelines for such larger acquisitions are determined on a case-by-case basis. However, we seek to provide an appropriate degree of control and monitoring. Thus, upon the completion of these acquisitions, branch management contributes to our weekly management meetings and must adhere to weekly and monthly financial reporting requirements. Over time, we intend that the larger acquisitions will be fully integrated into our proposed new IT platform.

Respiratory Therapy

         The respiratory therapy business, comprised of Allied Oxycare Limited ("Allied Oxycare") and Medigas Limited ("Medigas"), serves two segments of the oxygen therapy market: (a) oxygen cylinders and (b) oxygen concentrators. The business services patients with chronic respiratory diseases either in their own homes or via community pharmacies and is centrally managed from a national distribution center in Wolverhampton, with a further seven leased depots in mainland Britain and three in Northern Ireland.

Medigas
-------

         Home oxygen therapy delivered from a cylinder via face-mask is prescribed for a wide array of respiratory diseases ranging from asthma and emphysema to severe bronchitis. Medigas supplies filled oxygen cylinders and related equipment solely to pharmacies, both small independent stores and large retail pharmacy chains, for patients at home who require lower volumes of oxygen per day than that provided by oxygen concentrators or who may have temporary respiratory conditions. Medigas provides approximately 1,200 cylinders per day to pharmacies from eight depots around the U.K. The NHS reimburses the pharmacist for the product and the pharmacist subsequently pays Medigas. The total U.K. oxygen cylinder market is estimated by the Prescription Pricing Authority at (pound)12,000,000 per year and has three main participants:

         o        BOC (British Oxygen Company);
         o        Medigas; and
         o        Air Products plc.

         Medigas revenue calculations indicate that it provides approximately 20% of the oxygen cylinder market in the U.K., having grown from less than a 5% share of this market in the early 1990s. It is second in the market to BOC, the largest provider in this market with a market share of approximately 70%. Air Products has a market share of approximately 5%. The provision of cylindered oxygen at home is price regulated under the U.K. drug tariffs. We believe that the key to maintaining and growing market share is to ensure the service is delivered quickly and efficiently and that Medigas is able to respond promptly to client demand.

         In the fiscal year ended September 30, 2002, approximately 90% of the revenues of Medigas related to the sales of oxygen cylinders and the remainder related to ancillary consumables and equipment required for the utilization of the gases sold.

Allied Oxycare
--------------

         Patients that require more than eight hours of oxygen per day cross a usage "threshold" where the U.K. Department of Health considers their needs are more economically supplied by an on-site concentrator. Allied Oxycare provides oxygen concentrators, which separate room air into its constituent gases to provide 95% oxygen gas, on an as-needed basis to a total of approximately 1,100 patients at home in Northern Ireland. The NHS is charged by Allied Oxycare on a monthly basis for the period during which the patients have the equipment at home. The provision of concentrator oxygen at home is tendered by government services agencies in the U.K. on behalf of the relevant country's health authority or health board.

         A U.K. Department of Health commissioned report in 2000 estimates the total concentrator market at approximately (pound)10,000,000 per year. Business to supply oxygen concentrators is mainly sought through open tender for regional contracts. The revenue for Allied Oxycare is derived wholly from contracts with the relevant government services agency, which contracts on behalf of the four Northern Ireland health boards for the provision of home oxygen therapy services in Northern Ireland. This five year contract for the Northern Ireland market was recently extended for a further 12 months and is now due to be re-tendered in September 2003. Eight further oxygen concentrator contracts for the Greater London area (2 regions), Central England (3), Northern England (2) and South West England (1), with an estimated market value of (pound)10,000,000 to (pound)12,000,000, will be put out to tender during 2003. Allied Oxycare intends to participate in this tender process. The main barrier to entry into the oxygen therapy market is the cost of investment in the equipment and putting in place a distribution network.

Respiratory Therapy Market
--------------------------

         Although our respiratory therapy business has grown at a slower rate than our core flexible staffing business, Medigas has increased both its revenues and its profits over the last three years. The growth in revenues has been due to an increased willingness by doctors to prescribe oxygen related treatments in the home, as well as an increase in the number of cases of asthma and allergies verifications received. Part of the NHS plan is that more individuals should be treated in their own homes, and with a growing elderly population, there may remain some limited growth potential in this market.

Quality Assurance

         Our U.K. operations maintain quality assurance policies and procedures and monitor operations to provide quality care and services to patients and healthcare professionals in the U.K. Where appropriate, our U.K. operations operate under license of the U.K. Department of Health and Medicines Control Agency, subject to the terms and conditions of service demanded by such licensing authority.

         The European Quality Standards' highest rating has been awarded to Allied Oxycare. The awarding authority checks the continued adherence to its standards on a six-month basis.

Sales, Marketing Activities and Types of Customers

         Our U.K. operations primarily market their products and services to healthcare professionals who act as referral sources to patients. These healthcare professionals include medics, nurses, pharmacists, administrators, the NHS and private health care providers. Other important targets for promotional activity include patient associations and community social services organizations. Fundamental to our ability to obtain and retain referral sources is establishing and maintaining a reputation for quality service and responsiveness to the needs of referral sources and their patients and clients.

         Our U.K. nursing operations market their nursing agency service via their branch network and their staff within each of their independent locations. These branch locations are supported by small teams of sales and marketing professionals based centrally to coordinate and support the sales activity. Nightingale markets its nursing agency services directly to NHS Trust hospitals and the independent sector.

         Medigas and Allied Oxycare are marketed directly to the pharmacist for oxygen cylinders and the NHS supplies for oxygen concentrator services, by a senior manager. In addition to primary sales activity, delivery drivers play a key role as secondary sales staff.

         In general, the sales representatives and managers of our U.K. operations market our U.K. products and services through direct contact with referral sources in the form of meetings, telephone calls and solicitations. Contact is maintained with these sources to strengthen their relationships. While representatives strive to develop the strongest provider relationship possible, referral sources often choose to use several service and product providers.

         As in many European and U.S. markets, the escalating pressures to reduce the cost of healthcare has, for some lines of business (prescribed products and services, including cylinder oxygen, concentrators and medical supplies) in our U.K. operations, resulted in reductions in reimbursement rates. However, our intended focus towards offering integrated home healthcare could result in an overall cost savings leading to, we believe, substantial sales opportunities for our U.K. operations.

         The development of the services we offer has closely followed market developments and has led to the diversified customer base from which we now benefit. We provide flexible healthcare staffing services to the following customers:

         o Hospitals. We provide services to publicly funded NHS Trusts, NHS hospitals and independent hospitals situated throughout the U.K.

         o NHS Trust hospitals. We supply flexible staff including all grades of nurses, as well as nursing auxiliaries and carers to NHS Trust hospitals.

         o Independent hospitals. We provide flexible staff comprising both nurses and carers to independent hospitals in the private sector. The services provided to this customer type are paid for by a patient's private medical insurance or his/her own financial resources.

         o Local authorities. Local authority social services departments provide subsidized care in the home to members of the community and use carers more frequently than nurses.

         o Nursing homes. We provide both carers and nurses to nursing homes.

         o Private patients. We provide both nurses and carers to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

         The flexible staffing business operates 24 hours a day, 7 days a week, 365 days a year on a branch-by-branch basis. We provide staff to our customers under a variety of arrangements, including the following broad categories of contracts common to the healthcare staffing industry:

         o Per diem purchases. Business provided on a per diem basis arises when a customer requires flexible staff, and there is no formal or ongoing contractual commitment with the customer. The work services provided on a per diem basis may be limited to one shift, lasting a short period of time or may be an engagement for a period until further notice. We provide most of our nurses and carers to customers on a per diem basis.

         o Preferred supplier arrangements. These arrangements involve the designation of an agency by a customer as a "preferred supplier" of staff. A preferred supply contract may contain agreed rates but is not an exclusive arrangement and does not guarantee that an agency will be used by the customer. A small proportion of our services are provided under preferred supplier agreements, which tend to be with local authorities or hospitals.

         o "Cost-volume" contracts. Under a "cost-volume" contract, an agency specifies a price to the customer for an indicative number of hours. Such an agreement may enable customers to negotiate lower prices for minimum volumes of business. Local authorities are the principal users of these contracts. A very small percentage of our business is conducted on a "cost-volume" basis.

         o Long-term contracts. Under a long-term contract a purchaser of services enters into a long-term arrangement (typically three years) with a supplier of staff under which contract rates, usually discounted, are agreed. These arrangements may be exclusive, with penalties if the agency is not able to satisfy the purchaser's minimum demand criteria. Some of our services are provided under long-term contracts. We are committed to such contracts where that approach is beneficial to us and we believe that long-term contracts may become more prevalent among our customers in the medium term.

Recruiting and Training of Personnel

         The U.K. healthcare industry faces a shortage of nurses and carers (known as home health aides in the U.S.) and the market to attract staff is highly competitive. Many healthcare professionals are attracted to flexible staffing positions because of their desire to tailor work schedules to personal and family needs, obtain varied and challenging work experiences and acquire new skills. We believe that our ability to offer quality flexible staffing assignments well-matched to individuals' preferences assists in our attracting a large number of appropriately qualified personnel.

         We provide a diverse range of flexible staff to our customers, namely carers, nurses and specialized medical personnel. Seventy-five percent of Allied Operating Company (UK)'s flexible staff are carers; however, most of our recent acquisitions have been of businesses whose flexible staff are mainly nurses. As a result, our mix of flexible staff is 57% nurses and 43% carers.

         Carers include personnel who provide personal or basic care in the community as well as healthcare assistants or nursing auxiliaries, who also work in hospitals. A large number of our nurses are comprised of newly and recently qualified nurses (Grades D and E), which are generally provided to hospitals and nursing homes. The balance of our flexible staff is higher grade nurses, specialist nurses and Professionals Allied to Medicine ("PAM") and are primarily provided by Staffing Enterprise and Balfor.

Recruitment of Flexible Staff

         We recruit flexible staff in a variety of ways. The primary source of recruitment is through word-of-mouth referrals from nurses and carers. On an informal basis, our businesses and branches may run internal financial promotions to encourage referrals from current flexible staff on their registers. Our businesses also recruit through local and national print advertising and organize recruitment events, including national recruitment days at the branch level which we promote. Our website also contains national branch vacancies.

         Nightingale primarily recruits qualified nursing professionals from Australia, New Zealand and other Commonwealth countries visiting the U.K. under working visa programs typically via referral from other nurses. It also advertises in journals and magazines with a high overseas traveler readership. In addition, Nightingale's branch office in Australia provides a recruitment channel into the U.K.

Retention of Flexible Staff

         Our retention philosophy is based upon each branch maintaining personal contact with the flexible staff on its register, including a structured campaign whereby current and former staff are contacted periodically by each branch to assess their needs and to attempt to meet their individual working preferences. Our flexible staffing business also conducts a formal annual review of all charge and pay rates within the business and compares its pay rates for flexible staff to prevailing market rates.

         Flexible staff are also offered training programs to ensure compliance with legislative requirements, such as the Moving and Handling Certificate. One of the attractions of such training programs for flexible staff is that they can enhance their skills and competencies to enable placement in diverse work settings.

Suppliers

         Our U.K. respiratory therapy operations purchase their equipment and supplies required in connection with the provision of our services from various approved suppliers. We believe that there are a number of alternative sources for these items at prices comparable to our current sources.

Competition

         The U.K. flexible healthcare staffing industry is highly fragmented with over 2,100 small operators providing staff locally. The market at the local level is characterized by relatively low barriers to entry. The barriers to entry at a U.K.-wide level are more significant, as the establishment and growth of a flexible health-care staffing business is largely dependent on access to capital.

         The competitors of our flexible staffing business are mainly small, locally based agencies serving a limited area or group of customers. These agencies compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us in areas of high population such as London. Such companies include Nestor Healthcare Group and Reed Health Group.

         The nature of the U.K. marketplace is such that nurses and carers often accept placements with more than one agency.

Patents and Trademarks

         Our U.K. operations own no patents. Our U.K. operations operate under the following trade names:

         o        Allied Healthcare Group Limited;
         o        Allied Healthcare (UK) Limited;
         o        Medicare;
         o        Medigas Limited;
         o        Allied Oxycare Limited;
         o        Omnicare Limited;
         o        Transworld Healthcare (UK) Limited;

         o        Nightingale Nursing Bureau Limited;
         o        Nursing UK;
         o        Balfor Medical Limited;
         o        Crystalglen Limited;
         o        Nurses Direct;
         o        Staffing Enterprise Limited; and
         o        Staffing Enterprise (PSV) Limited.

         Trademarks have been registered in the U.K. for the following names:

         o        ALLIED HEALTHCARE;
         o        CAREERS GO FURTHER WITH CAREMILES;
         o        CAREMILES;
         o        50-30-20;
         o        FLEXMED;
         o        HOSPITAL HOME;
         o        NIGHTINGALE NURSING BUREAU;
         o        NNB; and
         o        OMNICARE.

         U.K. trademark applications have been filed (and are currently awaiting ratification) in respect of the following:

         o        EARN AS YOU LEARN WITH CAREMILES;
         o        HOSPITAL AT HOME; and
         o        OUR PEOPLE OUR STRENGTH.

         We do not believe that our business in the U.K. is dependent upon the use of any patent, trademark or similar property.

Employees

         As of December 2, 2002, our U.K. operations employed approximately 465 full-time employees and 240 part-time employees.

         In addition, our U.K. operations maintain registers of approximately 30,000 registered nurses, carers and aides available to staff home and health service nursing arrangements on a temporary basis. We consider our relationship with our U.K. employees and independent contractors to be good. None of our U.K. employees are represented by a labor union.

Third-Party Reimbursement

         For the year ended September 30, 2002 our U.K. operations received approximately 67.8% of revenues from U.K. governmental payors (primarily the NHS) compared to approximately 61.3% for the year ended September 30, 2001. The remaining 32.2% and 38.7% of revenues received for 2002 and 2001 were derived from products and services provided to the private healthcare sector and other commercial organizations, such as privately owned nursing homes.

         In general, reimbursement is received regularly and reliably from all governmental department payors and this is also the case for most of the remaining customer base. Our U.K. operations generally collect payments from third-party payors within less than two months after products are supplied or services are rendered but we pay accounts payable and employees currently. The billing and reimbursement process includes the rendering of invoices for products and services rendered, as well as prescriptions and other support documentation for reimbursement of drugs and medical supplies.

U.S. OPERATIONS

         During fiscal 2002, we derived 100% of our U.S. revenues from home healthcare operations (formerly Hi-Tech Operations). For a discussion of our revenues from external customers, a measure of profit or loss and total assets for U.S. operations, refer to Note 14 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.

Home Healthcare Operations

         Our home healthcare operations provide the following services and products in the U.S.:

         o        infusion therapy;
         o        respiratory therapy; and
         o        home medical equipment.

         Our home healthcare operations are concentrated in New Jersey and New York. During fiscal 2002, our home healthcare operations derived 72.5% of its revenues from infusion therapy, 6.1% from respiratory therapy and 21.4% from home medical equipment.

Infusion Therapy

         Infusion therapy involves the intravenous administration of antibiotics, nutrients or other medications to patients at home usually as a continuation of treatment initiated in the hospital. Our related support services include patient training in the self-administration of infusion therapies, nursing support, pharmacy operations and related delivery services and insurance reimbursement assistance. Our U.S. operations offer these therapies and services to patients in the New York metropolitan area and in New Jersey from our facility located in Clark, New Jersey.

Respiratory Therapy

         We provide home respiratory services to patients with a variety of conditions, primarily chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma). Our clinical staff of respiratory care professionals provide support to our home respiratory therapy patients. These professionals manage the needs of our patients according to physician-directed plans of care. Our respiratory therapy revenues are derived primarily from the provision of oxygen systems, nebulizers (devices to aerosolize medication), home ventilators and respiratory medication on a unit dose basis. We offer respiratory therapy services principally in New Jersey and the New York metropolitan area.

Home Medical Equipment

         Our U.S. product offerings in home medical equipment consist of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes) and bathroom safety items. We generally purchase this equipment from manufacturers and rent it to patients. Accordingly, we generally promote our home medical equipment and services business as a complementary product line in each of the markets where we also provide respiratory therapy and infusion therapy.

Quality Assurance

         We maintain quality assurance policies and procedures and closely monitor operations to provide high quality care with respect to the services we offer. The Community Health Accreditation Program, a not-for-profit private organization that has established standards for healthcare organizations, has granted accreditation status to all of our home healthcare operations. We believe that accreditations of our eligible facilities by the Community Health Accreditation Program is a prerequisite for entering into contracts with managed care providers and other intermediaries and for obtaining and maintaining required licensure or certification.

Sales and Marketing Activities

         We primarily market our services and products to referral sources including:

         o        physicians;
         o        hospital discharge planners and social service workers;
         o        insurance companies;
         o        prepaid health plans;
         o        health maintenance organizations ("HMOs");
         o        county medical services; and
         o        private charitable organizations.

         It is important that we establish and maintain a reputation for quality service and responsiveness to the requirements of the referral sources, so we may obtain and retain referral sources.

         We currently employ full-time sales representatives for our home healthcare operations. We use primarily the same sales force to cross-market our products and services.

         In general, the sales representatives market our services through direct contact with referral sources in the form of meetings, telephone calls and sales presentations. While the sales representatives strive to develop exclusive provider relationships, referral sources frequently utilize the services of several home healthcare companies. We train the sales representatives to provide information to referral sources concerning the quality and convenience of our home healthcare services and the potential cost-saving advantages of these services. Primarily due to escalating pressures to contain healthcare costs, third-party payors are participating to a greater extent in decisions regarding healthcare alternatives and are consequently becoming more important in the referral and case management process.

Third Party Reimbursement

         Substantially all of our U.S. revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Like other medical service providers, we are subject to lengthy reimbursement delays as a result of third-party payment procedures. We generally collect payments from third-party payors within three months after products are supplied or services are rendered, but we pay accounts payable and employees currently.

         The billing and reimbursement process involves the collection, review and approval of a significant number of required documents. Certain payors such as Medicare, Medicaid and managed care plans require very specific procedures and documentation prior to approving any request for reimbursement. Our reimbursement specialists work together to assess patient coverage, review the adequacy of documentation, submit documentation and claims to the third-party payors and expedite payment. We accept assignment of insurance benefits from the patient, and in most instances the third-party payors pay us directly.

         For the year ended September 30, 2002, 12.9% of our U.S. revenues were directly attributable to the Medicare program and 13.9% of our U.S revenues were directly attributable to the Medicaid program. For the year ended September 30, 2001, 15.8% of our U.S. revenues were directly attributable to the Medicare program and 19.8% of our U. S. revenues were directly attributable to the Medicaid programs.

Suppliers

         We purchase our equipment and supplies, including drugs, home medical equipment, nutritional solutions and other materials required in connection with our therapies from various suppliers. We believe that there are a number of available sources of supply for our products.

Competition

         The U.S. home healthcare market is highly fragmented and consists of numerous providers, relatively few of which are national or regional in scope. We compete with a large number of companies, including numerous local, regional and national companies, in all areas in which we conduct business.

         We believe that the principal competitive factors in the U.S. are:

         o        quality of care;
         o        responsiveness of services;
         o        quality of professional personnel;
         o        breadth of services offered;
         o general reputation with physicians, other referral sources and potential patients; and
         o        price.

Patents and Trademarks

         We own no patents in the U.S. We own, or have filed applications in respect of, the following service marks in the U.S.:

         o        ADVOCATE HOME CARE;
         o        ALLIED HEALTHCARE INTERNATIONAL;
         o        CAREMILES
         o        PLANETWELLNESS;
         o        PLANETWELLNESS.COM; and
         o        RESPIFLOW.

         In addition, we have registered the PLANETWELLNESS and PLANETWELLNESS.COM marks in the European Union. We do not believe that our business is dependent upon the use of any patent, trademark or similar property.

Employees

         As of December 1, 2002, we had approximately 80 full-time employees and 26 part-time employees in the U.S. We consider our relationship with our U.S. employees to be good. None of our U.S. employees are represented by a labor union.

GOVERNMENT REGULATION

U.K. Government Regulation


General
-------

         Our U.K. operations are subject to regulation by the government of the U.K. via acts of Parliament related to healthcare provision.

         Approximately 81% of healthcare in the U.K. is provided under the NHS with the remaining 19% being provided by private healthcare organizations. However, all care provision is regulated by statute and under the general health regulations of the Department of Health.

Healthcare Laws and Regulations
-------------------------------

         Our U.K. operations are subject to licensing and approval regulations from both governmental and non-governmental bodies according to terms of service and operating procedures decided by the U.K. government.

         Our U.K. operations are currently authorized in England and Wales under the Nurse Agencies Act 1957 (as amended by the Nurses Midwives and Health Visitor Act 1979) and the Nurses Agencies Regulations 1961 to carry on an agency for the supply of nurses. This legislation required that a person who carries on an agency for the supply of nurses on any premises in the area of the licensing authority must be the holder of a license from that authority authorizing that person to supply on those premises. Our U.K. operations are authorized in Scotland by the Regulation of Care (Scotland) Act 2001.

         A new act, the Care Standards Act 2000 (the "Care Act 2000") is currently coming into force in stages (along with regulations made in connection with the Care Act 2000) in England and Wales and it is planned to come into full force on January 1, 2003. The Regulation of Care (Scotland) Act 2001 is also introducing new legislation relating to this area in Scotland. The Care Act 2000 introduces a new regulatory structure for all non-NHS health and care services in England and Wales. It establishes a new independent registration and regulatory body for independent healthcare services and social care in England, including nurses agencies, called the National Care Standards Commission, and enforces registration of all care agencies and establishments. The Care Act 2000 also appoints a similar registration authority for Wales, the National Assembly for Wales. The Care Act 2000 also makes provision for a new General Social Care Council in England and a new Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their carers and the general public.

         The Care Act 2000 is essentially an enabling act which provides for regulations to be made by secondary legislation. Regulations relating to registration are already in force or will shortly come into force. The Care Act 2000 also provides that regulations can be made imposing any requirements which the appropriate Minister thinks fit for the purposes of Part II of the Care Act 2000 relating to establishments and agencies. Specific regulations set out in the Care Act 2000 that may be introduced include provisions relating to the services to be provided by agencies, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the agency. No such regulations have yet been introduced nor are any such regulations currently awaiting commencement. However, there can by no assurance that new regulations may not be introduced which impose additional obligations in terms of compliance.

         Contracts between nursing agencies and NHS Trusts for the provision of services will be reviewed by a new commission, to be called the Commission for Healthcare Audit and Inspection. Allied Operating Company (UK) is accredited by various U.K. social services agencies for the supply of carers to community services within that specific area. The U.K.

Department of Health and Medicines Control Agency has granted licenses to Medigas for the production and distribution of medical grade oxygen to pharmacies throughout the U.K.

         We believe that we are in substantial compliance in all material respects with U.K. healthcare laws and regulations applicable to our U.K. operations.

Healthcare Reform
-----------------

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

         The current Labour government has continued to develop the previous Conservative government's plans of devolving decisions on patient care down to the family doctor. Primary Care Trusts based in local communities are now in operation, which will increasingly mean that decisions related to patient care and the funding required will be decided by a group representing general practitioners, nurses, pharmacists and community care workers operating in conjunction with the district health authorities and local authorities. However, local decisions relating to drug and treatment regimes are subject to national policies and the decisions of the government-appointed National Institute for Clinical Excellence (N.I.C.E.).

         In addition to this top-level development change, the NHS continues to seek ways in which it can reduce costs. We believe that contractors to the NHS will continue to come under pressure over the next four years, until the next election, notwithstanding the current government's stated determination substantially to increase funding in the NHS.

U.S. Government Regulation

General
-------

         Our business is subject to extensive federal and state regulation. Federal regulation covers, among other things:

         o        Medicare and Medicaid billing and reimbursement;

         o        reporting requirements;

         o        supplier standards;

         o limitations on ownership and other financial relationships between a provider and its referral sources; and

         o approval by the Food and Drug Administration of the safety and efficacy of pharmaceuticals and medical devices.

         In addition, the requirements that we must satisfy to conduct our businesses vary from state to state. We believe that our operations have been structured to comply with applicable federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws could have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement for our products and services paid by government and other third-party payors.

Healthcare Reform
-----------------

         Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to change. Federal budgetary pressures have a particular impact on health care providers. For example, the Balanced Budget Act of 1997 (the "Balanced Budget Act") and subsequent legislation made several changes to the Medicare reimbursement system that affect payment for the products we provide, such as a reduction in the payment rates for respiratory drugs and durable medical equipment and supplies..

         In addition, our reimbursement can by affected by the Centers for Medicare & Medicaid Services ("CMS) (formerly known as the Health Care Financing Administration), which has the authority to alter certain reimbursement rates that are not inherently reasonable. In 1999, Congress limited CMS's ability to alter reimbursement rates based on inherent reasonableness until certain events occurred. Specifically, Congress mandated that (1) the Comptroller General of the U.S. (the General Accounting Office) issue a report regarding the impact of CMS's and/or its contractor's use of such authority; and (2) CMS publish final regulations implementing the agency's inherent reasonableness authority. In 2001, the Comptroller General released its report and CMS is expected to issue its regulations soon. These regulations could have a material adverse effect on the margins on certain of our products.

         We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation affecting changes in the healthcare industry, such as prescription drug benefit for Medicare beneficiaries. We cannot predict the ultimate timing, scope or effect of any legislation concerning healthcare reform. Any proposed federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for healthcare services and products. Various state agencies also have undertaken or are considering significant healthcare reform initiatives. Although it is not possible to predict whether any healthcare reform legislation will be adopted or, if adopted, the exact manner and the extent to which we will be affected, it is likely that we will be affected in some fashion, and there can be no assurance that any healthcare reform legislation, if and when adopted, will not have a material adverse effect on our consolidated business, financial position, cash flows or results of operations.

Average Wholesale Price
-----------------------

         Many government payors, including Medicare and Medicaid, as well as some private payors, pay us directly or indirectly based upon the drug's average wholesale price (or "AWP"). The AWP for most drugs is compiled and published by private companies such as First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. In 2001, Bayer Corporation agreed to pay $14 million in a settlement with the federal government and 45 states in order to close an investigation regarding several issues, including its pricing strategy. Bayer also entered into a five-year corporate integrity agreement with the federal government, in which Bayer agreed to provide to the government information on the average sales price of its drugs. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IntraVenous Immune Globulin ("IVIG") products that we sell. Consequently, a number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey.

         In 2001 and 2002, several committees of the U.S. Congress held hearings regarding Medicare reimbursement for covered drugs. In conjunction with these hearings, the Comptroller General issued a report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers. CMS has indicated that if Congress does not pass legislation addressing this issue, then CMS will propose certain changes to AWP.

         Although we cannot predict the eventual results of the government investigations and the changes occurring in the reporting and/or definition of AWP and any effects on Medicare and Medicaid reimbursements, these events could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Permits and Licensure
---------------------

         Our facilities are subject to state licensure laws, including licensing from state boards of pharmacy. Federal laws require our facilities to comply with rules applicable to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the U.S. Department of Justice and to meet requirements concerning security, record keeping, inventory controls, prescription and order forms and labeling. Our pharmacists and nurses also are subject to state licensing requirements. We believe that we are in substantial compliance with all applicable licensure requirements, but if we are unable to maintain our licenses because states place burdensome restrictions or limitations on us, it could limit or affect our ability to operate, which could materially harm our business.

Fraud and Abuse Laws
--------------------

         We are subject to federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs, as well as in relation to private payors. We are also subject to federal and state laws governing certain financial relationships with physicians and other fraud and abuse laws prohibiting the submission of false claims.

         The federal Medicare and Medicaid "Anti-kickback Statute" prohibits certain conduct involving improper payments in connection with the delivery of items or services covered by a number of federal and state healthcare programs. Among other things, these prohibitions apply to anyone who knowingly and willfully solicits, receives, offers, or pays any remuneration in return for referring an individual to another person for the furnishing, or arranging for the furnishing, of any item or service that may be paid, in whole or in part, by the Medicare, Medicaid or other federal healthcare programs. To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, including physicians and other direct healthcare providers, as well as persons who do not have a direct role in the provision of healthcare services. Violations of the statute may result in criminal penalties, including fines of up to $25,000 and imprisonment for up to five years for each violation, exclusion from participation in the Medicare and Medicaid programs, and civil penalties of up to $50,000 and treble the amount of remuneration for each violation.

         The Office of Inspector General of the U.S. Department of Health and Human Services (the "DHHS") has adopted regulations creating "safe harbors" from federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute.

         The federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services," including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services that we provide, the physician is prohibited from referring a Medicare patient to the healthcare provider, and that provider is prohibited from billing Medicare, for the designated health service. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition a state cannot receive federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

         A number of federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $11,000 per false claim. Actions to enforce the False Claims Act may be commenced by a private citizen, otherwise known as a qui tam relator, on behalf of the federal government, and such private citizens can receive a percentage of the government's recovery.

         We carefully monitor our submissions of Medicare and Medicaid claims and all other claims for reimbursement and we use our best efforts to ensure that these claims are not false or fraudulent. However, to the extent we are investigated and/or found to have violated these laws, it could have a material adverse effect on us.

         Also, from time to time, government payers conduct post-payment audits of previously paid Medicare or Medicaid claims. At this time, there are several post-payment overpayment determinations arising from the previous business activities of RespiFlow, Inc. or M.K. Diabetic Support Services, Inc. Although appeals are being pursued, if we are unsuccessful in these appeals, such a result could have a material adverse effect on us.

         Many states, including the states in which we operate, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with healthcare providers, which, while similar in certain respects to the federal legislation, vary from state to state. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also have begun requiring healthcare practitioners and/or other providers to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

         We continue to review all aspects of our operations and believe that we have structured our operation to comply in all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against us or that we will not be found to be in violation of one or more of these provisions. We intend to monitor developments under these federal and state fraud and abuse laws. At this time, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable federal and state fraud and abuse laws may have on our consolidated business, financial position, cash flows or results of operations.

Administrative Simplification
-----------------------------

         The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. On August 17, 2000, the DHHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective in October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. HIPAA also requires the DHHS to adopt standards to protect the security and privacy of health-related information. CMS released final regulations containing privacy standards in December 2000, but on August 14, 2002 the DHHS published final modifications, which eliminated certain requirements and made other clarifications. Healthcare providers are required to be compliant with the privacy regulations no later than April 2003. To date, the DHHS has issued only proposed regulations on the security standards. Violations of the administrative simplification provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, we will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties.

INSURANCE

         Participants in both the U.K. and U.S. healthcare markets are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. From time to time, we are subject to such suits as a result of the nature of our business. We maintain general liability insurance, professional liability insurance and excess liability coverage, as appropriate. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. Our insurance policies must be renewed annually. While we have been able to obtain liability insurance in the past, this insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to us, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of our insurance coverage could have a material adverse effect on our business, financial position, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on our reputation. There can be no assurance that our insurance will be sufficient to cover liabilities that we may incur in the future.


ITEM 2.       PROPERTIES

         We own one and lease 72 facilities in the U.K., of which 29 are for a period of three months or less. We lease two facilities in the U.S. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See Note 13 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)


ITEM 3.       LEGAL PROCEEDINGS

         On April 13, 1998, one of our shareholders, purporting to sue derivatively on our behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott
A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain of our officers and directors, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties owed to us and our shareholders, in connection with a transaction, approved by a vote of our shareholders on March 17, 1998, in which we were to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit.

         On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy
J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that we, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and one of our subsidiaries for inadequate consideration. We have been vigorously defending this action. In June 2001, the parties reached a settlement, which was approved by the court in November 2001, that fully resolved the litigation. The settlement did not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

         On August 4, 2000, we reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of our U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to our settlement with the federal government, we reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. We also agreed to a corporate integrity agreement with the Office of Inspector General related to our mail-order operations. We fulfilled our obligations under the Corporate Integrity Agreement on November 2, 2001.

         We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our shareholders during our fourth fiscal quarter.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         Our common stock is quoted on the American Stock Exchange and is traded under the symbol "ADH." The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the American Stock Exchange.

     PERIOD                                           HIGH          LOW

     Year Ended September 30, 2001:
     First Quarter...............................     $1.56         $ 0.6875
     Second Quarter..............................      2.99           0.9375
     Third Quarter...............................      3.20           2.21
     Fourth Quarter..............................      4.83           2.48

     Year Ended September 30, 2002:

     First Quarter...............................    $ 3.10        $ 2.40
     Second Quarter .............................      4.15          2.85
     Third Quarter...............................      6.80          3.55
     Fourth Quarter..............................      5.97          3.65

     Year Ended September 30, 2002:
     First Quarter (through
         December 6, 2002).......................    $ 5.35        $ 4.00

         We have neither declared nor paid any dividends on our common stock and do not anticipate paying dividends in respect of our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial position, cash flows, capital requirements and other relevant considerations, including the extent of our indebtedness and any contractual restrictions with respect to the payment of dividends, as well as restrictions upon dividends on our common stock imposed by our Series A preferred stock (which is described below). Under the terms of our Senior Credit Facility, our U.K. subsidiaries are prohibited from paying dividends, including to us. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Borrowings--Senior Credit Facility."

         As of December 2, 2002, there were approximately 206 shareholders of record of our common stock.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock. The Series A preferred stock replaced the senior subordinated promissory notes of Allied Healthcare (UK) (the "Notes") (but not the accrued and unpaid paid-in-kind ("PIK") interest thereon). Prior to the Reorganization, there was (pound)22,286,869 in principal amount of Notes outstanding. The Notes bore interest at the rate of 9.375% per annum.

         The following summary highlights the terms of the Series A preferred stock.

         Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.857 per year commencing on June 18, 2002. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation) which principally relate to the protection of the rights of the holders of the Series A preferred stock. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

         Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series

A preferred stock is convertible. The Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of our shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to our board of directors. In addition, the Series A preferred stock and our common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our board of directors.

         Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock will be entitled to receive anything in respect of their shares, a liquidation preference equal to (pound)2.867 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which we refer to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of our company, such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

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

         Redemption. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require our company to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation) or at any time after December 17, 2007 if we have paid our Senior Credit Facility and the Mezzanine Loan (as defined in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Borrowings") in full on or before such date. The redemption right can be exercised up to three times, but for not less than (pound)5 million on any one occasion (or such lower amount as is necessary to redeem all of the shares of Series A preferred stock then outstanding). Upon such a redemption, the holders of the Series A preferred stock will be entitled to receive an amount equal to the Series A Preference Amount.

EQUITY COMPENSATION PLAN INFORMATION

         For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12--Security Ownership of Certain Beneficial Owners and Management--Equity Compensation Plan Information."


ITEM 6.       SELECTED FINANCIAL DATA

         The financial data for the three years ended September 30, 2002 and balance sheet data as of September 30, 2002, 2001 and 2000, as set forth below, have been derived from the consolidated financial statements of our company, audited by Ernst & Young, LLP, for such periods and should be read in conjunction with those consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The financial data for the two years ended September 30, 1999 and balance sheet data as of September 1999 and 1998, as set forth below, have been derived from the consolidated financial statements of our company, audited by PricewaterhouseCoopers LLP, for such periods, which do not appear in this Annual Report on Form 10-K. The selected financial data should be read in conjunction with "Item 1--Business--General" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

         All data in the following table is in thousands, except for per share data.




                                                                       YEAR ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------
                                                  2002           2001           2000(8)         1999          1998
                                               ------------  -------------  -------------     ---------  ---------------

FINANCIAL DATA:
Total revenues............................   $259,898        $154,633         $135,408       $154,728          $155,309
Gross profit..............................     71,790          47,979           45,627         55,318            58,117
Selling, general and administrative
  Expenses................................     47,036          37,382           49,041         57,946            51,980
Stock-based compensation..................      5,835 (3)
Transaction expense.......................        686 (4)
General and administrative expense related
     to mail-order operations.............                      3,883
Losses due to sale of subsidiary..........                        354
(Gain) on sale of assets(1)...............                                                                       (2,511)
Legal settlements, net....................                                       5,082 (9)
Restructuring charge......................                                       1,288 (10)
Impairment of long-lived assets...........                                      15,073 (11)
Equity in loss of HMI, net................
                                            ----------     -----------    -------------    -----------   ---------------
Operating income (loss)...................                      6,360          (24,857)        (2,628)            8,648
                                               18,233
Interest expense, net.....................     13,472 (5)       8,433            9,014 (5)      5,218             5,651
Gain on settlement of PIK interest........     (5,143)(6)
Foreign exchange loss.....................         19             400
Provision (benefit) for income taxes(2)...      4,971          24,117           (7,756)          (500)            1,844
Equity in income of and interest
   income earned from U.K. subsidiaries...                                       1,101 (8)
Minority interest.........................        120              22              (70)
                                            ----------     -----------    -------------    -----------   ---------------
Net income (loss).........................    $ 4,794        $(26,612)       $ (24,944)     $  (7,346)          $ 1,153
Redeemable preferred dividend                   1,016(7)
                                            ----------     -----------    -------------    -----------   ---------------
Net income (loss) available to common
shareholders..............................    $ 3,778       $ (26,612)      $ (24,944)      $  (7,346)          $ 1,153
                                            ==========     ===========    =============    ===========   ===============

Net income (loss) per share of common
 stock:

Basic.....................................     $ 0.20         $ (1.53)        $ (1.42)        $ (0.42)           $ 0.07
                                            ==========     ===========    =============    ===========   ===============
Diluted...................................     $ 0.20         $ (1.53)        $ (1.42)        $ (0.42)           $ 0.07
                                            ==========     ===========    =============    ===========   ===============
Weighted average number of common shares
 outstanding:

Basic.....................................     18,565          17,408          17,551          17,547            17,327
                                            ==========     ===========    =============    ===========   ===============
Diluted...................................     18,932          17,408          17,551          17,547            17,488
                                            ==========     ===========    =============    ===========   ===============



                                                                     SEPTEMBER 30,
                                        -----------------------------------------------------    ------------
                                          2002          2001          2000            1999          1998
                                        ----------    ----------    ----------      ---------    ------------

BALANCE SHEET DATA:
Working capital......................   $20,607         $19,730     $ 25,640        $ 26,005       $ 39,148
Accounts receivable, net.............    33,634          29,555       23,029          30,814         32,223
Total assets.........................   268,113         248,073      183,746         172,121        179,708
Long-term debt.......................   118,961         175,913       89,677          54,407         57,307
Total shareholders' equity...........    53,943          36,354       63,031          91,274        101,905

(1) We recorded a gain of $2,511,000 on the sale of Transworld Home Healthcare - Nursing Division, Inc. in the year ended September 30, 1998.

(2) During the year ended September 30, 2001, we established a full valuation allowance against our deferred tax assets.

(3) For the year ended September 30, 2002, we recorded a non-cash charge of $4,216,000 for the issuance of shares of common stock to senior management and $1,619,000 related to the exchange of employees' redeemable shares in TWUK for shares of our common stock, using the net exercise method, in the Reorganization.

(4) We recorded a net charge of $686,000 for the year ended September 30, 2002 mainly related to the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

(5) Effective October 1, 2001 we adopted FAS 145, and recorded a charge of $925,000 in interest expense for the year ended September 30, 2002. We also reclassified $1,167,000 to interest expense which was previously recorded as an extraordinary item in fiscal 2000. Both charges relate to the write-off of deferred financing costs associated with the early extinguishment of debt.

(6) We recorded a gain of $5,143,000 for the year ended September 30, 2002 related to the settlement of PIK interest.

(7) Represents $941,000 of accrued dividends on the Series A preferred stock issued in connection with the Reorganization and $75,000 of accreted costs related to the issuance of our Series A preferred stock.

(8) Effective with the Refinancing, we began accounting for the investment in the Allied Healthcare (UK) and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, Allied Healthcare (UK) and TWUK amended their Articles of Association. The amendments enabled us to consolidate the Allied Healthcare (UK) and its subsidiaries as of January 1, 2000.

(9) We recorded a net charge of $5,082,000 related to legal settlements in the year ended September 30, 2000.

(10) We recorded a $1,288,000 restructuring charge related to exiting our U.S. mail-order operations in the year ended September 30, 2000.

(11) We recorded a charge for impairment of long-lived assets of $15,073,000 in the year ended September 30, 2000. The charge related to the write-down of assets, mainly goodwill, to their fair value of $12,346,000 for the U.S. mail-order operations and $2,727,000 for Amcare, Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K and in conjunction with the description of our business included in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K.

GENERAL

         We are one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the U.K. healthcare industry. We operate a community-based network of over 100 branches, with the capacity to provide nurses, carers (known as home health aides in the U.S.) and specialized medical personnel to locations covering approximately 90% of the population of the United Kingdom. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through our U.K. operations, we also supply medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

         Our U.S. operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of our revenues during the fiscal year ended September 30, 2002.

         We previously provided specialty pharmaceutical and medical supplies. On October 3, 2000, we sold a substantial portion of the assets of our U.S. mail-order operations. In addition, on November 22, 2000, we sold Amcare, Ltd. ("Amcare"), a U.K. subsidiary.

         On April 24, 2002, we entered into the Reorganization Agreement with two of our subsidiaries, Allied Healthcare (UK) and TWUK, and certain investors in such subsidiaries. Both the Reorganization Agreement and Reorganization were voted upon and approved at our company's annual meeting of shareholders on June 7, 2002 and the Reorganization closed on July 25, 2002.

         In the Reorganization:

         o Holders of redeemable shares of TWUK exchanged their redeemable shares for shares of our common stock, using the net exercise method, and received either 0.1308 or 0.1657 shares of our common stock per redeemable share (depending upon the exercise price of the redeemable share).

         o Holders of ordinary shares of TWUK exchanged their ordinary shares for shares of our common stock at an exchange ratio of
                  2.867 TWUK ordinary shares for
                  every one share of our common stock (which is the equivalent of 0.3488 shares of our common stock for every ordinary share of TWUK). This ratio of TWUK securities for our securities is referred to as the "Exchange Ratio."

         o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TWUK that were issued in connection with the Refinancing of our U.K. operations in 1999 were exercised for an aggregate of 1,640,000 ordinary shares of TWUK. Each resulting ordinary share was exchanged for 0.3488 shares of our common stock.

         o Holders of the equity warrants of TWUK (the "Equity Warrants") that were issued in connection with the Refinancing of our U.K. operations in 1999 exercised their Equity Warrants through the tender of the Notes of Allied Healthcare (UK) (exclusive of accrued and unpaid PIK interest) and received an aggregate of 22,286,869 ordinary shares of TWUK. Each resulting ordinary share was exchanged for 0.3488 shares of our new Series A preferred stock.

         o Holders of accrued and unpaid interest owed in respect of the Notes issued by Allied Healthcare (UK) in the Refinancing of our U.K. operations in 1999 were issued funding notes (the "Loan Notes") by Allied Healthcare (UK) in the principal amount of the accrued and unpaid interest owed them through June 17, 2002, less amounts which are withheld from certain U.K. residents as withholding taxes, and the Loan Notes were in turn exchanged for shares of our common stock at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. Interest accrued on the Notes through June 17, 2002 (prior to the date on which the Reorganization was consummated) because the new shares of Series A preferred stock became entitled to receive dividends commencing on June 18, 2002. As of September 30, 2002, 116,759 shares of our common stock had been issued in settlement of accrued interest on the Notes and an additional 890,098 shares were issued in December 2002.

         o Lastly, the special voting share of TWUK held by Triumph Partners III, L.P. was exchanged for one ordinary share of TWUK. However, since conversion of this ordinary share at the Exchange Ratio would result in 0.3488 shares of our common stock being issued, it was agreed that, in the Reorganization, zero shares of our common stock would be issued in respect of the ordinary share into which the special voting share has been exchanged.

         As a result of the Reorganization and other transactions, as fully described in Note 3 of Notes to the Consolidated Financial Statements, we recognized certain charges. Such amounts were partially offset by a gain on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK) in exchange for new shares of our common stock.

         Our revenue mix and payor mix is influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of historical net revenues represented by each of our product lines:

                                                        Year Ended            Year Ended             Year Ended
                                                      September 30,          September 30,          September 30,
                                                           2002                  2001                   2000
                                                          ------                ------                 ------

Product Line
Net patient services..........................            91.5%                  84.5%                  59.2%
Net respiratory, medical equipment and supplies
sales.........................................             3.7                    7.4                   32.2
Net infusion services.........................             4.8                    8.1                    8.6
                                                          ------                ------                 ------
              Total revenues..................           100.0%                 100.0%                 100.0%
                                                         =======                ======                 ======


         The increase in net patient services and the decrease in other product lines as a percentage of total revenues for the year ended September 30, 2002 as compared to 2001 is primarily due to growth in our U.K. flexible staffing business both organically and through our on-going nursing and care agency acquisition program.

         The following table shows the historical payor mix for our total revenues for the periods presented:


                                                        Year Ended            Year Ended             Year Ended
                                                      September 30,          September 30,          September 30,
                                                           2002                  2001                   2000
                                                           ----                  ----                   ----

Payor
U.K. National Health Service
  and other U.K. Governmental
  Payors......................................             63.3%                 54.7%                  43.6%
Private payors................................             34.9                  41.6                   38.4
Medicare......................................               .9                   1.6                   14.7
Medicaid......................................               .9                   2.1                    3.3
                                                          ------                ------                 ------
              Total revenues..................            100.0%                100.0%                 100.0%
                                                          ------                ------                 ------


         The increase in NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2002 as compared to 2001 is primarily due to the U.K. acquisitions, which derive the majority of their revenues from the NHS, and to organic growth in the core flexible staffing business. The decrease in Medicare as a percentage of total revenues for the year ended September 30, 2001 as compared to 2000 is primarily due to our exiting the U.S. mail-order business. We believe that our payor mix in the future will be determined primarily by the payor profile of completed acquisitions and to a lesser extent, from shifts in existing business among payors.

         We believe that a substantial portion of our revenues derived from private payors in the U.S. was subject to case management and managed care and that this relationship will continue in the future.

         Our gross margins will be influenced by the revenue mix of our product lines and by changes in reimbursement rates. Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues and overall gross margin.

         At September 30, 2002, we had $127,398,000 of intangible assets (primarily goodwill) on our balance sheet compared to $109,426,000 at September 30, 2001. This represented 47.6% of total assets and 236.1% of total shareholders' equity at September 30, 2002 and 44.1% of total assets and 301.0% of total shareholders' equity at September 30, 2001. In accordance with the provisions of FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives were not subject to amortization in fiscal 2002. Amortization of intangibles for the year ended September 30, 2001 was $3,852,000 and $3,301,000 for the year ended September 30, 2000. Subsequent acquisitions, when completed, will continue to increase the amount of intangible assets on the balance sheet. On a pro forma basis, assuming our U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, amortization of intangibles would have been $4,065,000.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable

         We are required to estimate the collectibility of our accounts receivables, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

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

Contingencies

         Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, in cash, as contingent consideration dependent upon future earnings of such acquired entities. See Note 4 of the Notes to Consolidated Financial Statements for the year ended September 30, 2002.

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

         We receive a majority of our revenue from third-party insurance companies, the NHS and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined.

RESULTS OF OPERATIONS

Year Ended September 30, 2002 vs. Year Ended September 30, 2001

Revenues
--------

         Total revenues for the year ended September 30, 2002 were $259,898,000 compared to $154,633,000 for the year ended September 30, 2001, an increase of $105,265,000 or 68.1% (65.0% excluding the favorable effects of changes in foreign exchange). This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($62,902,000), Crystalglen Limited (operating under the trade name "Nurses

Direct") ($13,136,000), and Balfor Medical ($5,642,000) with the remaining increase ($23,585,000) principally reflecting organic growth in the staffing operations.

Gross Profit
------------

         Total gross profit increased by $23,811,000 to $71,790,000 for the year ended September 30, 2002 from $47,979,000 for the year ended September 30, 2001, an increase of 49.6% (46.9% excluding the favorable effects of changes in foreign exchange). As a percentage of total revenue, gross profit for the year ended September 30, 2002 decreased to 27.6% from 31.0% for the comparable prior period. Gross margins for patient services decreased (26.9% for the year ended September 30, 2002 versus 30.7% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the current year. Gross margins in the respiratory, medical equipment and supplies sales increased (46.3% for the year ended September 30, 2002 versus 37.9% for the comparable prior period) mainly due to the sales mix. Gross margins for infusion services slightly decreased (26.7% for the year ended September 30, 2002 versus 28.4% for the comparable prior period) principally due to product sales mix.

Selling, General and Administrative Expenses
--------------------------------------------

         Total selling, general and administrative expenses increased by $5,771,000 to $47,036,000 for the year ended September 30, 2002 from $41,265,000 for the year ended September 30, 2001, an increase of 14.0% (12.2% excluding the favorable effects of changes in foreign exchange). The increase reflects $2,341,000 representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and the higher level of overhead costs in our U.K. operations due principally to acquisitions and internal growth. This increase was partially offset by the application of Financial Accounting Standards Board FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective October 1, 2001, whereby goodwill is no longer being amortized ($3,852,000). In addition, we incurred $3,883,000 of expenses in fiscal 2001 related to exiting our U.S. mail-order operations.

Non-Cash Stock-Based Compensation
---------------------------------

         We recorded a non-cash charge of $5,835,000 for the year ended September 30, 2002 representing $4,216,000 for the issuance of shares of our common stock to senior management and $1,619,000 related to exchange of employees' redeemable shares (options) in TWUK for shares of our common stock, using the net exercise method in the Reorganization.

Transaction Expenses
--------------------

         We recorded a net charge of $686,000 for the year ended September 30, 2002 principally reflecting the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

Losses due to Sale of Subsidiary
--------------------------------

         For the year ended September 30, 2001, we recorded losses of $354,000 due to the sale of Amcare as a result of the completion of the transaction.

Interest Income
---------------

         Total interest income for the year ended September 30, 2002 was $3,024,000 compared to $1,587,000 for the year ended September 30, 2001. The increase was attributable to a higher level of funds invested.

Interest Expense
----------------

         Total interest expense for the year ended September 30, 2002 was $16,496,000 compared to $10,120,000 for the year ended September 30, 2001. The increase was primarily attributable to a higher level of average borrowings outstanding, as well as the write-off of $925,000 of deferred financing fees, per FAS 145, related to certain costs associated with our 1999 Refinancing.

Gain on Settlement of Paid in Kind Interest
-------------------------------------------

         We recognized a gain of $5,143,000 for the year ended September 30, 2002 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK) in exchange for new shares of our common stock.

Provision for Income Taxes
--------------------------

         We recorded a provision for income taxes amounting to $4,971,000 or 50.3% of income before income taxes and minority interest for the year ended September 30, 2002 versus a provision of $24,117,000 for the year ended September 30, 2001. The difference between the 50.3% effective tax rate for the year ended September 30, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

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

Minority Interest
-----------------

         We reported a charge for minority interest of $120,000 in the year ended September 30, 2002 compared to a charge of $22,000 in the year ended September 30, 2001. The minority interest represented the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. In the Reorganization we acquired these shares and the U.K. operations became wholly owned by our company.

Net Income
----------

         As a result of the foregoing, we recorded net income of $4,794,000 for the year ended September 30, 2002 compared to a loss of $26,612,000 for the year ended September 30, 2001.

Redeemable Preferred Dividend
-----------------------------

         We accrued $941,000 of dividends in the year ended September 30, 2002 for the Series A preferred stock issued in connection with the Reorganization and accreted $75,000 of costs related to the issuance of our Series A preferred stock.

Year Ended September 30, 2001 vs. Year Ended September 30, 2000

Revenues
--------

         Total revenues for the year ended September 30, 2001 were $154,633,000 compared to $135,408,000 for the year ended September 30, 2000, an increase of $19,225,000, or 14.2%. This increase relates primarily to the change in accounting for our U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($28,847,000) and increased revenues in our U.K. nursing operations as a result of acquisitions and an increase in billable hours charged ($28,418,000). Our U.S. home healthcare operations also experienced an increase in revenues ($1,108,000) primarily due to an increase in the number of patients being serviced. These increases were partially offset by our exit from the U.S. mail-order operations effective October 2000 ($22,476,000) and to the sale of Amcare in November 2000 ($16,667,000).

Gross Profit
------------

         Total gross profit increased by $2,352,000 to $47,979,000 for the year ended September 30, 2001 from $45,627,000 for the year ended September 30, 2000. As a percentage of total revenue, gross profit for the year ended September 30, 2001 decreased to 31.0% from 33.7% for the prior year. The decrease in gross margins is principally due to growth in our U.K. nursing operations and the closing of our U.S. mail-order operations, which realized historical gross margins in excess of 50%. Gross margins for patient services were essentially flat year over year (30.7% for the year ended September 30, 2001 versus 31% for the prior year). Gross margins in the respiratory, medical equipment and supplies sales decreased slightly (37.9% for the year ended September 30, 2001 versus 40.3% for the prior year) principally due to the sale of Amcare in November 2000 and slightly increased for infusion services (28.4% for the year ended September 30, 2001 versus 27.6% for the prior year) principally due to product mix.

Selling, General and Administrative Expenses
--------------------------------------------

         Total selling, general and administrative expenses for the year ended September 30, 2001 were $41,265,000 compared to $49,041,000 for the year ended September 30, 2000. This represents a decrease in the current year of $7,776,000 or 15.9%. This decrease relates primarily to the decrease in the U.S. mail-order operations due to our decision to exit this business in September of 2000 ($15,946,000) and the sale of Amcare in November 2000 ($2,920,000). Partly offsetting this decrease is the change in accounting for our U.K. subsidiaries from the equity method to consolidation ($6,347,000) as well as higher levels of overhead costs in the U.K. operations principally due to acquisitions and to support internal growth ($5,016,000). Overhead costs in our U.S. corporate offices also decreased ($663,000) principally due to headcount reductions and other cost saving initiatives.

Impairment of Long-Lived Assets
-------------------------------

         For the year ended September 30, 2000, we recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. mail-order operations and Amcare. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)

Losses due to Sale of Subsidiary
--------------------------------

         For the year ended September 30, 2001, we recorded losses of $354,000 due to the sale of Amcare as a result of the completion of the transaction.

Legal Settlements, Net
----------------------

         For the year ended September 30, 2000, we recorded a one-time charge of $10,082,000 related to a settlement with the federal government, which was offset by a $5,000,000 settlement with the Prior Owners. See "Item 3--Legal Proceedings."

Restructuring Charge
--------------------

         For the year ended September 30, 2000, we recorded a $1,288,000 restructuring charge related to exiting and closing our U.S. mail-order operations. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2001.)

Interest Income
---------------

         Total interest income for the year ended September 30, 2001 was $1,587,000 compared to $1,443,000 for the year ended September 30, 2000. The increase was attributable to higher interest income earned ($84,000) on a higher level of funds invested and by the change in accounting for our U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($60,000).

Interest Expense
----------------

         Total interest expense for the year ended September 30, 2001 was $10,020,000 compared to $10,457,000 for the year ended September 30, 2000. The decrease was attributable to the change in accounting for our U.K. subsidiaries from consolidation to the equity method during the first quarter of fiscal 2000 ($308,000), as well as the write-off of $1,167,000 of deferred financing costs associated with the early extinguishment of borrowings under our former credit facility. Effective October 1, 2001 we adopted FAS 145 and accordingly reclassified the $1,167,000 to interest expense which was previously recorded as an extraordinary item in fiscal 2000. This decrease was partially offset by the higher level of average borrowings outstanding.

Provision (Benefit) for Income Taxes
------------------------------------

         We recorded a provision for income taxes amounting to $24,117,000 for the year ended September 30, 2001 versus a benefit of $7,756,000 or 22.9% of loss before income taxes, equity income, minority interest and extraordinary loss for the year ended September 30, 2000. The difference between the current year provision and the statutory tax rate resulted principally from the establishment of a full valuation allowance for deferred tax assets.

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

Equity in Income of and Interest Income Earned from U.K. Subsidiaries
---------------------------------------------------------------------

         Equity in income of our U.K. subsidiaries for the year ended September 30, 2000 was $319,000, which represents 100% of the net income of our U.K. subsidiaries for the first quarter of fiscal 2000. (See Note 2 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.) Interest income earned from our U.K. subsidiaries for the year ended September 30, 2000 was $782,000 (net of tax provision of $421,000), which represents interest income on an intercompany loan, which was repaid on December 20, 1999, concurrent with the Refinancing. There was no equity in income of and interest income earned from U.K. subsidiaries for the year ended September 30, 2001 as we consolidated our U.K. subsidiaries in the current fiscal year.

Minority Interest
-----------------

         We reported a charge for minority interest of $22,000 in the year ended September 30, 2001 compared to a benefit $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)

Net Loss
--------

         As a result of the foregoing, we recorded a net loss of $26,612,000 for the year ended September 30, 2001 compared to a loss of $24,944,000 for the year ended September 30, 2000.

Year Ended September 30, 2001 vs. Pro Forma Year Ended September 30, 2000

         The following comparisons of year ended September 30, 2001 as compared to pro forma September 30, 2000 present the pro forma statement of operations data as if our U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

Revenues
--------

         Total revenues for the year ended September 30, 2001 were $154,633,000 as compared to pro forma revenues of $164,255,000 for the year ended September 30, 2000, which represents a decrease of $9,622,000 or 5.9%. This decrease was primarily attributable to exiting the U.S. mail-order operations ($22,476,000) and the sale of Amcare ($16,667,000). The impact of exiting these businesses was substantially offset with increased revenues in our U.K. nursing operations ($28,418,000) as a result of acquisitions and an increase in the number of billable hours. The U.S. home healthcare operations also experienced an increase in revenues ($1,108,000) primarily due to an increase in the number of patients being serviced.

Gross Profit
------------

         Total gross profit for the year ended September 30, 2001 was $47,979,000 as compared to pro forma gross profit of $54,620,000 for the year ended September 30, 2000. As a percentage of total revenue, gross profit for the year ended September 30, 2001 decreased to 31.0% from 33.3% pro forma for the prior year. The decrease in gross margins is principally due to growth in our U.K. nursing operations and the closing of our U.S. mail-order operations, which realized historical gross margins in excess of 50%. Gross margins for patient services were essentially flat year over year (30.7% for the year ended September 30, 2001 versus 31.3% pro forma for the prior year). Gross margins in the respiratory, medical equipment and supplies sales decreased slightly (37.9% for the year ended September 30, 2001 versus 38.5% pro forma for the prior year) principally due to the sale of Amcare in November 2000 and slightly increased for infusion services (28.4% for the year ended September 30, 2001 versus 27.6% pro forma for the prior year) principally due to product mix.

Selling, General and Administrative Expenses
--------------------------------------------

         Total selling, general and administrative expenses for the year ended September 30, 2001 were $41,265,000 as compared to pro forma $55,592,000 for the year ended September 30, 2000, which represents a decrease of $14,327,000 or 25.8%. This decrease was primarily attributable to exiting the U.S. mail-order operations ($15,945,000) and the sale of Amcare ($2,920,000). This decrease was partly offset with increased costs principally in the U.K. operations due to acquisitions and to support internal growth ($5,016,000). Overhead costs in our U.S. corporate offices also decreased ($663,000) principally due to headcount reductions and other cost saving initiatives.

Impairment of Long-Lived Assets
-------------------------------

         For the year ended September 30, 2000, we recorded a $15,073,000 charge related to the write-down of assets to their fair value for the U.S. mail-order operations and Amcare. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)

Legal Settlements, Net
----------------------

         For the year ended September 30, 2000, we recorded a one-time charge of $10,082,000 related to a settlement with the federal government, which was offset by a $5,000,000 settlement with the Prior Owners. See "Item 3--Legal Proceedings."

Restructuring Charge
--------------------

         For the year ended September 30, 2000, we recorded a $1,288,000 restructuring charge related to exiting and closing our U.S. mail-order operations. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)

Interest Income
---------------

         Total interest income for the year ended September 30, 2001 was $1,587,000 as compared to pro forma $1,503,000 for the year ended September 30, 2000, which represents an increase of $84,000. This increase was attributable to higher interest income earned on a higher level of funds invested.

Interest Expense
----------------

         Total interest expense for the year ended September 30, 2001 was $10,020,000 as compared to pro forma $10,765,000 for the year ended September 30, 2000, which represents a decrease of $745,000. This variance was primarily attributable to the write-off of $1,167,000 of deferred financing costs associated with the early extinguishment of borrowings under our former credit facility. Effective October 1, 2001 we adopted FAS 145 and accordingly reclassified the $1,167,000 to interest expense which was previously recorded as an extraordinary item in fiscal 2000. This decrease was partially offset by the higher level of borrowings outstanding.

Provision (Benefit) for Income Taxes
------------------------------------

         We recorded a provision for income taxes for the year ended September 30, 2001 of $24,117,000 versus a pro forma benefit of $6,663,000 or 21.0% of loss before income taxes for the year ended September 30, 2000. The difference between the current year provision and the statutory tax rate resulted principally from the establishment of a full valuation allowance for deferred tax assets.

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

Minority Interest
-----------------

         We reported a charge for minority interest of $22,000 in the year ended September 30, 2001 compared to a benefit of $70,000 in the year ended September 30, 2000. The minority interest represents the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. (See Note 4 of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002.)

Net Loss
--------

         As a result of the foregoing, we still would have reported a net loss of $26,612,000 for the year ended September 30, 2001 compared to pro forma $24,944,000 for the year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

         For the year ended September 30, 2002, we generated $9,206,000 from operating activities. Cash requirements for the fiscal year ended September 30, 2002 were for capital expenditures ($3,713,000), payment on acquisition payable ($1,038,000), payments for acquisitions ($2,047,000), payment on long-term debt ($5,150,000), payments on notes payable ($4,575,000) and payments for financing fees and share issuance costs ($4,053,000). Such cash requirements were met through operating cash flows, proceeds from the issuance of stock and cash on hand.

         On April 22, 2002, we issued 684,258 shares of common stock to Timothy
M. Aitken, our chairman and chief executive officer, and 487,099 shares of common stock to Sarah L. Eames, our president and chief operating officer, as a bonus for, among other things, services rendered through the date of issuance. Simultaneously with this issuance, we entered into agreements with Mr. Aitken and Ms. Eames in which we agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, we made a cash bonus payment to Mr. Aitken of $1,401,000 and loaned him $550,000 and made a cash bonus payment to Ms. Eames of $846,000 and loaned her $390,000. The loans, which have been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155,000 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, TWUK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000,000. These executive bonuses and loans were approved by our company's board of directors. We recognized an aggregate expense of $6,558,000 related to these transactions in the quarter ended June 30, 2002. See "Item 13--Certain Relationships and Related Transactions--Recent Issuances of Shares."

         In addition, on April 22, 2002, we entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P pursuant to which we agreed to issue an aggregate of 750,000 shares of our common stock at a per share purchase price of $4.25 per share. Such shares were issued on April 30, 2002. We used the proceeds of these share issuances to fund the cash bonuses and loans to Mr. Aitken and Ms. Eames. See "Item 13--Certain Relationships and Related Transactions--Recent Issuances of Shares."

         In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2002, we had acquired 266,200 shares for an aggregate purchase price of $720,000, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2002. We intend to continue with our stock repurchase program during fiscal 2003.

         We believe our existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

         Restricted cash represents cash and cash equivalents, advanced under the Refinancing, available for payment of consideration for certain permitted acquisitions under the Senior Credit Facility, including the payment of contingent consideration for completed transactions.

Accounts Receivable

         We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2002 and September 30, 2001, $33,634,000 (12.5%) and $29,555,000 (11.9%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from 2001 to 2002 is mainly due to revenue growth.

         Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2002 and September 30, 2001, our average DSOs were 42 and 60, respectively. Excluding the impact of the acquisition of Staffing Enterprise as of September 27, 2001, DSOs as of September 30, 2001 were 44. The decrease in the DSOs was mainly due to timing of cash collections.

Borrowings

General
-------

         On December 17, 1999, our U.K. subsidiaries, Allied Healthcare (UK) and TWUK, entered into the Refinancing, pursuant to which they obtained new financing denominated in pounds sterling. As of September 30, 2002, the Refinancing consisted of a $149,114,000 Senior Credit Facility, a $17,058,000 mezzanine loan (the "Mezzanine Loan") and $3,480,000 of PIK notes of Allied Healthcare (UK). (These amounts give effect to the amendment to the Senior Credit Facility on September 27, 2001 to increase the borrowings thereunder.)

Senior Credit Facility
----------------------

         The Senior Credit Facility consists of the following:

         o        $43,719,000 term loan A, maturing December 17, 2005;

         o        $19,518,000 acquisition term loan B, maturing
                  December 17, 2006, which may be drawn upon during the first nine years following closing;

         o per the September 27, 2001 amendment, $78,070,000 term loan C, maturing June 30, 2007; and

         o        $7,807,000 revolving facility, maturing December 17, 2005.

         Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of September 30, 2002, TWUK had outstanding borrowings of $109,767,000 under the Senior Credit Facility that bore interest at a rate of 6.25% to 7.50%.

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

         The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

Mezzanine Loan and Mezzanine Warrants
-------------------------------------

         The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received detachable mezzanine warrants to purchase an aggregate of 2% of the fully-diluted ordinary shares of TWUK (the "Mezzanine Warrants"). As of September 30, 2002, TWUK had outstanding borrowings under the Mezzanine Loan of $15,443,000, which bore interest at a rate of 11.0%.

         The fair value of the Mezzanine Warrants ($2,476,000) issued to the mezzanine lenders has been recorded as a discount to the Mezzanine Loan and is being amortized over the term of the loan using the interest method. In the Reorganization, the Mezzanine Warrants were exercised for an aggregate exercise price of $129,000 and the ordinary shares of TWUK received upon such exercise were exchanged at the Exchange Ratio for an aggregate of 572,032 shares of our common stock in accordance with the terms of the Reorganization Agreement.

Senior Subordinated Promissory Notes and Equity Warrants
--------------------------------------------------------

         The Notes consisted of an aggregate of $35,051,000 principal amount of senior subordinated promissory notes of Allied Healthcare (UK) purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus Equity Warrants issued by TWUK concurrently with the sale of the Notes. The Equity Warrants were exercisable for ordinary shares of TWUK ("Warrant Shares"). The Warrant Shares represented, in the aggregate, approximately 27.0% of the fully-diluted ordinary shares of TWUK.

         The Notes bore interest at the rate of 9.375% per annum, payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring Allied Healthcare (UK) to pay interest in-kind through the issuance of PIK notes for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK notes shall be issued as payment in-kind of such interest).

         In the Reorganization, all of the outstanding Notes (in the aggregate principal amount of (pound)22,286,869) were surrendered in payment of the exercise price of the Equity Warrants. In the Reorganization, the Equity Warrants were exercised and each resulting Warrant Share of TWUK was exchanged at the Exchange Ratio for an aggregate of 7,773,660 shares of our Series A preferred stock. For a description of our shares of Series A preferred stock, see "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

         In addition, in the Reorganization, accrued and unpaid PIK interest on the Notes in the amount of $9,138,000 ((pound)5,810,204), less $58,000
((pound)37,020) that we withheld as withholding taxes (or a net amount of $9,080,000 ((pound)5,773,264)), was exchanged for shares of our common stock or the right to receive a funding note, which funding note is exchangeable for shares of our common stock. As of September 30, 2002, 116,759 shares of our common stock had been issued in settlement of accrued interest on the Notes and an additional 890,098 shares of our common stock were issued in fiscal 2003.

         All of the ordinary shares of Allied Healthcare (UK) that we own and all of the ordinary shares of TWUK owned by Allied Healthcare (UK) are held in a voting trust. The trustee of the voting trust is G. Richard Green, a director of our company. Prior to the consummation of the Reorganization, the shares were held in the voting trust for the benefit of the holders of the ordinary shares of TWUK (some of which were held by persons other than Allied Healthcare (UK)) and the holders of the Equity Warrants. In the Reorganization, the voting trust was amended to provide, among other things, that, in the event of a breach of our company of our obligation to redeem the shares of Series A preferred stock, the trustee will be obligated to vote and sell the shares held in the voting trust as directed by Triumph Partners III, L.P.

Notes Due in Connection with Acquisitions
-----------------------------------------

         At September 30, 2002, we had, through TWUK, outstanding notes payable of $19,840,000, net of $597,000 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 2.99% to 5.50%. In general, we may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. Accordingly, the notes and related cash restricted to the payment of such notes have been classified as current in the accompanying Condensed Balance Sheet included in our financial statements for the fiscal year ended September 30, 2002.

Commitments

Acquisition Agreements
----------------------

         Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $38,240,000, at September 30, 2002, in contingent consideration dependent upon future earnings of such acquired entities.

         In addition, we may have to pay up to (pound)8,560,000 in contingent consideration to the sellers of Medic-One Group Limited, which we acquired in November 2002. The contingent consideration, if any, will be satisfied by a combination of cash and shares of our common stock.

Employment Agreements
---------------------

         We have three employment agreements with certain executive officers (our chief executive officer, our chief operating officer and our chief financial officer) that provide for minimum aggregate annual compensation of $1,055,000 in fiscal 2002. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding 12 months (in the case of our chief executive officer and our chief operating officer) or one times his base salary (in the case of our chief financial officer).

Operating Leases
----------------

         We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2008 and 2013.

Contractual Cash Obligations

         As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of September 30, 2002:


                              Total Debt         Total Lease      Total Other          Total
Fiscal                       Obligations         Obligations      Obligations       Obligations
-------------------     -------------------------------------------------------------------------

2003                         29,569,000          1,756,000        38,240,000        69,565,000
2004                          8,744,000          1,307,000                          10,051,000
2005                         10,930,000          1,175,000                          12,105,000
2006                         28,886,000          1,097,000                          29,983,000
2007                         54,649,000            981,000                          55,630,000
Thereafter                   15,752,000          2,379,000                          18,131,000
                        ------------------------------------------------------------------------
                           $148,530,000         $8,695,000       $38,240,000      $195,465,000
                        ========================================================================

     Other obligations do not reflect any potential redemption of our Series A preferred stock or any tax indemnification we may be required to make to either Mr. Aitken or Ms. Eames. See "Item 13--Certain Relationships and Related Transactions--Recent Issuances of Shares."

         Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of September 30, 2002.

Miscellaneous

Acquisitions
------------

         During fiscal 2002 we acquired, through TWUK, a total of six flexible staffing agencies for approximately $2,184,000 in cash. The transactions include provisions to pay additional amounts, payable in cash, of up to $5,606,000 in contingent consideration dependent upon future earnings of the acquired entities.

         On September 27, 2001, we acquired, through TWUK, all of the issued and outstanding shares of Staffing Enterprise, a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100,000 in cash, $14,800,000 in demand notes plus an additional sum of up to approximately $30,800,000 in contingent consideration dependent upon pre-tax profits for the fiscal year ended September 30, 2002.

         In addition to the acquisition of Staffing Enterprise, during fiscal 2001 we acquired, through TWUK, a total of eleven other flexible staffing agencies for approximately $9,100,000 in cash and the issuance of $5,700,000 in demand notes. The transactions include provisions to pay additional amounts, payable in cash, of up to $13,000,000 in contingent consideration dependent upon future earnings of the acquired entities.

U.S. mail-order operations
--------------------------

         In September 2000, we approved a plan to exit our U.S. mail-order operations and effective October 3, 2000 sold certain assets of the U.S. mail-order operations located in Jacksonville, Florida. In addition, we recorded a $1,288,000 restructuring charge in the fourth quarter of fiscal 2000 representing the estimated costs related to exiting and closing our U.S. mail-order operations. Based upon additional information and revised cost benefit estimates, we recorded an additional charge of $1,900,000 in the first quarter of fiscal 2001 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value. In addition to the write-down, we incurred operating expenses of $1,983,000 during the year ended September 30, 2002 in connection with closing our U.S. mail-order operations. In fiscal 2002, we recognized income of $280,000, representing the difference between estimated and actual costs to close and exit the business.

Disposition of Amcare
---------------------

         On November 22, 2000, we sold, through TWUK, Amcare for approximately $13,826,000 in cash. In the fourth quarter of fiscal 2000, we recorded a charge for impairment of long-lived assets of approximately $2,727,000 to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare, to its fair value as well as a tax charge of approximately $1,654,000 to reflect the tax effect of the transaction. As a result of the completion of the transaction, we recorded additional losses of $354,000 and realized a foreign exchange loss of $391,000 for the three months ended December 31, 2000.

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

         See "Item 3--Legal Proceedings."

Impact of Recent Accounting Standards
-------------------------------------

         In July 2001, the Financial Accounting Standards Board issued FAS 142. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, we adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. We completed the annual impairment test required by FAS 142 during the fourth quarter of fiscal 2002 and determined that there was no impairment to our recorded goodwill balance.

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

         In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. We adopted FAS 145, effective October 1, 2001, and we recorded a charge of $925,000 in interest expense for the year ended September 30, 2002. We also reclassified $1,167,000 to interest expense which was previously recorded as an extraordinary item in fiscal 2000.

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

Inflation
---------

         Inflation has not had a significant impact on our operations to date.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY EXCHANGE

         We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. dollar denominated sales in the U.K. where the principal currency is pounds sterling and to the pounds sterling debt denominated obligations. See "Interest Rate Risk" below for debt obligations principal cash flows and related weighted average interest rates by expected maturity dates. Currently, we do not hedge foreign currency exchange rate exposures.

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and our U.K. subsidiaries' December 17, 1999 Refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact our consolidated results of operations or cash flows for our variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, we hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expires December 31, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) to $30,378,000 as December 31, 2002.

         As of September 30, 2002, our Series A preferred stock ($32,254,000) and PIK notes ($3,480,000) mature on December 31, 2008 and bear interest at a fixed rate of 9.375%. In addition, we had notes payable of $19,840,000, net of $597,000 debt discount, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2003 and bear interest ranging from 2.99% to

5.50% at September 30, 2002. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at September 30, 2002.

                               Expected                  Weighted Average
Fiscal                         Maturity                  Rate
                               ---------------------------------------------

2003                           $ 29,569,000              LIBOR +1.92%
2004                              8,744,000              LIBOR +2.25%
2005                             10,930,000              LIBOR +2.25%
2006                             28,886,000              LIBOR +3.26%
2007                             54,649,000              LIBOR +3.50%
Thereafter                       15,752,000              LIBOR +7.00%
                               ------------
                               $148,530,000              LIBOR +3.63%
                               ============
         The aggregate fair value of our debt was estimated based on quoted market prices for the same or similar issues and was approximately $149,198,000 at September 30, 2002.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and required financial statement schedule of our company are located beginning on page F-i of this Annual Report on Form 10-K.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the directors and officers of our company:

             NAME                      AGE  POSITIONS WITH OUR COMPANY

             Timothy M. Aitken         58   Chairman of the Board and Chief
                                            Executive Officer

             Sarah L. Eames            44   Director, President and Chief
                                            Operating Officer

             Daniel A. Bergeron        42   Vice President and Chief Financial
                                            Officer

             Leslie J. Levinson        47   Secretary

             Scott A. Shay             45   Director

             Jeffrey S. Peris          56   Director

             G. Richard Green          63   Director

             John W. Matthews          58   Director

             David J. Macfarlane       56   Director

             Frederick S. Moseley IV   49   Director

         Certain biographical information regarding each director and officer is set forth below:

         Timothy M. Aitken has served as chairman of the board and chief executive officer of our company since January 15, 1997. Prior to joining our company, Mr. Aitken served as an independent consultant to the healthcare industry from November 1995 until January 1997. From June 1995 until November 1995, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California-based home healthcare company. He also served as chairman of the board of Omnicare plc from September 1995 until its acquisition by our company. From 1990 until June 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a California-based home healthcare company.

         Sarah L. Eames has served as a director of our company since June 2002, as chief operating officer of our company since June 2001, as president of our company since May 1998, and as executive vice president of business development and marketing of our company from June 1997 to May 1998. Prior to joining our company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 until November 1995, Ms. Eames served as vice president of marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 until June 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor company of Apria Healthcare Group, Inc.

         Daniel A. Bergeron joined our company in November 2002 as vice president and chief financial officer. From June 2000 to October 2002, Mr. Bergeron was vice president and chief financial officer at Paragon Networks International, Inc., a telecommunications company. From February 2000 to June 2000, Mr. Bergeron was a consultant. From April 1998 to February 2000, he served as vice president and chief financial officer of Tridex Corporation, a software company. Tridex Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in February 2002 and emerged from Chapter 11 protection in July 2002. From July 1987 to March 1998, Mr. Bergeron held various financial reporting positions with Dorr-Oliver Inc., an international engineering and manufacturing company, now a subsidiary of Groupe Laperriere & Verreault, including chief financial officer from 1994 to March 1998.

         Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 to July 1997. Since January 2002, he has been a partner in the law firm of Brown Raysman Millstein Felder & Steiner LLP, which firm serves as counsel to our company. From June 1991 until January 2002, he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company. From January 1988 until June 1991, he was a partner in the law firm of Dow, Lohnes & Albertson, which firm served as counsel to our company.

         Scott A. Shay has been a director of our company since January 1996 and served as acting chairman of the board of our company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc. since its formation in 1988. Mr. Shay currently serves as the chairman of the board of Signature Bank, a subsidiary of Bank Hapoalim, and is currently a director of Allied Healthcare (UK) and TWUK, both of which are subsidiaries of our company, Bank Hapoalim B.M., in Tel Aviv, Israel, and Super Derivatives, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners II, L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc., where he was employed from 1980 to 1988.

         Jeffrey S. Peris has been a director of our company since May 1998. Dr. Peris has been the vice president of human resources and chief learning officer of American Home Products Corporation since May 2001. Dr. Peris had been the vice president of business operation of Knoll Pharmaceutical (Abbott Laboratories) where he was responsible for human resources and corporate communications from April 1998 until May 2001. Dr. Peris was a management consultant to various Fortune 100 companies from May 1997 until April 1998. From 1972 until May 1997, Dr. Peris was employed by Merck & Co., Inc. a pharmaceutical company, where he served as the executive director of human resources from 1985 until May 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

         G. Richard Green has been a director of our company since August 1998 and is currently a director of Allied Healthcare (UK) and TWUK. Mr. Green has been the chairman since 1987 and a director since 1960 of J.H. & F.W. Green Ltd., a conglomerate based in the U.K. Since 1960, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries. Mr. Green was also a director of Abbey Healthcare Group, Inc. from 1991 to 1995. He also held directorships of Omnicare Limited and Medigas Limited from 1993 to 1996.

         David John Macfarlane has been a director of our company since June 2002. Mr. Macfarlane has been a partner at Ashurst Morris Crisp, a law firm in London, since 1986. Ashurst Morris Crisp has, in the past, provided legal services to our company. Mr. Macfarlane is a director of Knox D'Arcy Trust plc.

         John Waylett Matthews has been a director of our company since June 2002. Mr. Matthews has been a director of Crest Nicholson plc, a U.K. residential and commercial development company, since 1992 and the chairman thereof since 1996. Mr. Matthews is a director of Regus plc, which leases office space and related services, such as videoconferencing.

         Frederick S. Moseley IV has been a director of our company since July 2002. Mr. Moseley was elected to our board by the holders of our Series A preferred stock. Mr. Moseley has been the president of Triumph Capital Group, a private equity investor since 1990. Mr. Moseley also serves as a director of Box USA Holdings Inc.

         All directors of our company (other than the director elected by of the holders of the Series A preferred stock) are elected by the shareholders for a one-year term and hold office until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are chosen by and serve at the discretion of the board of directors. There are no family relationships among our directors and officers.

         All directors who are not employees of our company are entitled to receive an aggregate fee of $10,000 per annum, plus reimbursement of expenses incurred as a result of acting as a director or as a member of any committee of our board of directors. In addition, Messrs. Matthew and Macfarlane are entitled to the following payments:

         o $1,000 per board meeting attended in person or by telephone conference call;

         o    $1,000 per shareholders' meeting;

         o    (pound)5,000 per annum for serving on the U.K. Governance
              Committee.

         Mr. Matthews also receives $2,000 per annum for serving as chairman of the Audit Committee and $1,000 per Audit Committee meeting attended in person or by telephone.

         Other than Timothy M. Aitken, Sarah L. Eames and Daniel A. Bergeron, none of our company's executive officers have employment agreements. For more information, see "Item 11--Executive Compensation--Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

MEETINGS OF THE BOARD OF DIRECTORS

         The business affairs of our company are managed under the direction of our board of directors. Members of the board of directors are informed about our company's affairs through various reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the board of directors and committee meetings by the chairman and other officers, and through other means. In addition, directors of our company discharge their duties throughout the year not only by attending board of directors' meetings, but also through personal meetings and other communications, including telephone contact with the chairman of the board and others regarding matters of interest and concern to our company.

         During the fiscal year ended September 30, 2002, our company's board of directors held three formal meetings and acted by unanimous written consent in lieu of a meeting on two separate occasions. During the fiscal year ended September 30, 2002, no director attended fewer than 75% of the board meetings and any applicable committee meetings.

BOARD COMMITTEES

         The board of directors has an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the board of directors.

         Audit Committee. The Audit Committee recommends to the board of directors the auditing firm to be selected each year as independent auditors of our company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for, among other things: (1) reviewing the scope and results of the audit; (2) reviewing our company's financial condition and results of operations with management; (3) considering the adequacy of the internal accounting and control procedures of our company; and (4) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditor's independence. Until September 4, 2002, the Audit Committee consisted of Messrs. Shay, Green and Peris. The Audit Committee presently consists of Messrs. Green, Matthews and Peris. The Audit Committee was in session during each of the three formal meetings of our company's board of directors during the fiscal year ended September 30, 2002 and also met on four separate occasions during that period.

         Compensation Committee. The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. Until June 7, 2002, the Compensation Committee consisted of Scott A. Shay and Lewis S. Ranieri, a former director of our company. As of October 2, 2002, the Compensation Committee consists of Messrs. Green, Moseley and Shay. The Compensation Committee was in session during each of the three formal meetings of our company's board of directors during the fiscal year ended September 30, 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of securities transactions by our directors and officers and by shareholders who beneficially own more than 10% of our company's common stock (collectively, the "Reporting Persons"). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our securities and changes in ownership of our securities. Based solely on a review of these reports received by our company from the Reporting Persons, our company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the 2002 fiscal year, except that Sarah L. Eames, our president and chief operating officer, inadvertently filed one statement of change in beneficial ownership on Form 4 late.


ITEM 11.      EXECUTIVE COMPENSATION.

         The following table summarizes all compensation earned by or paid to our chief executive officer and each of the other most highly compensated executive officers of our company whose total annual salary and bonus compensation exceeded $100,000, who we refer to as the Named Officers, for services rendered in all capacities to our company in respect of the fiscal years ended September 30, 2002, 2001 and 2000.


                                                 SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                               COMPENSATION AWARDS
                                                                         ---------------------------------
                                                    ANNUAL                 RESTRICTED       SECURITIES
         NAME AND             FISCAL             COMPENSATION                 STOCK         UNDERLYING         ALL OTHER
    PRINCIPAL POSITION         YEAR        ---------------------------      AWARDS($)       OPTIONS (#)       COMPENSATION
                                             SALARY         BONUS
Timothy M. Aitken........      2002         $380,000     $1,751,263(5)    $2,463,329(8)         --             $9,000(9)
Chairman of the                2001          360,089        150,000            --             195,000          18,378(10)
Board and Chief                2000          250,000        140,000            --               --             72,090(10)
Executive Officer

Sarah L. Eames(1)........      2002         $365,000     $1,296,237(6)    $1,753,556(8)         --             $7,800(9)
President and Chief            2001          333,654        150,000            --             150,000            9,099(10)
Operating Officer              2000          256,154        160,000            --               --               7,150(10)

John B. Wynne(2).........      2002         $190,000        $35,000(7)         --              24,000           $7,800(9)
Vice President and             2001          181,731         35,000            --               --               7,150(9)
Chief Financial                2000           40,385             --            --              50,000               --
Officer

Wayne A. Palladino(3)....      2001             $ --           $ --            --               --                 $--
Senior Vice President          2000          275,191(4)     150,000            --               --               6,825(10)
and Chief Financial
Officer

(1) Ms. Eames became a director of our company in June 2002, chief operating officer of our company in June 2001 and president of our company in May 1998.

(2) Mr. Wynne became vice president of finance in June 2000 and vice president and chief financial officer in August 2000. Mr. Wynne resigned from these positions on November 4, 2002. On November 4, 2002, Daniel A. Bergeron was appointed vice president and chief financial officer of our company.

(3) Mr. Palladino resigned August 11, 2000 as senior vice president and chief financial officer.

(4)   Includes $71,827 payout of vacation time accrued.

(5) Consists of $1,551,263 paid in fiscal 2002 and $200,000 paid in fiscal 2003. The bonus paid in fiscal 2002 consists of $1,401,264 paid in connection with the Bonus Share Issuances (see Item 13--Certain Relationships and Related Transactions--Recent Issuance of Shares") and $150,000 paid in fiscal 2002 as a bonus for fiscal 2001. The bonus paid in fiscal 2003 was paid in respect of fiscal 2002.

(6) Consists of $1,046,237 paid in fiscal 2002 and $250,000 paid in fiscal 2003. The bonus paid in fiscal 2002 consists of $846,237 paid in connection with the Bonus Share Issuances (see Item

      13--Certain Relationships and Related Transactions--Recent Issuance of Shares") and $200,000 paid in fiscal 2002 as a bonus for fiscal 2001. The bonus paid in fiscal 2003 was paid in respect of fiscal 2002.

(7)   Consists of a $35,000 bonus paid in fiscal 2002 in respect of fiscal 2001.

(8) Reflects the value, on the date of issuance, of the 684,258 and 487,009 shares of our stock issued to Mr. Aitken and Ms. Eames, respectively, in the Bonus Share Issuances. See Item 13--Certain Relationships and Related Transactions--Recent Issuance of Shares."

(9)   Reflects payments for car allowances.

(10) Reflects payment for car allowances and reimbursement of certain travel expenses.

         The following table sets forth certain information regarding individual options granted during fiscal 2002 to each of the Named Officers pursuant to our 2002 Stock Option Plan. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                          OPTION GRANTS IN FISCAL 2002

                      NUMBER OF       PERCENTAGE OF
                      SECURITIES      TOTAL OPTIONS                                             POTENTIAL REALIZABLE VALUE AT
                      UNDERLYING        GRANTED TO                                           ASSUMED ANNUAL RATES OF STOCK PRICE
                       OPTIONS         EMPLOYEES IN       EXERCISE PRICE      EXPIRATION       APPRECIATION FOR OPTION TERM(2)
           NAME       GRANTED(1)       FISCAL YEAR          PER SHARE            DATE               5%                 10%
           ----       -------          -----------          ---------            ----        ------------------ ------------------
John B. Wynne           24,000            11.7%               $5.41                (3)           $35,872          $79,269
----------------------

---------

(1)   The options vest over a three-year period.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent our company's estimate or projection of future common stock prices.
(3) The options, when granted, expired on June 7, 2007 (five years after their date of grant). However, Mr. Wynne resigned as the chief financial officer and vice president of our company in November 2002 and, pursuant to our 2002 Stock Option Plan, such options must be exercised within three months of termination of employment.

         We have granted options to certain of our directors and executive officers after September 30, 2002. See "Item 13--Certain Relationships and Related Transactions--Other Transactions with Directors and Executive Officers."

         The following table sets forth certain information with respect to our Named Officers concerning the exercise of options by them during our fiscal year ended September 30, 2002 and unexercised options held by them as of September 30, 2002

                    AGGREGATE OPTION EXERCISES IN FISCAL 2002
                     AND 2002 FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                              SHARES                        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             ACQUIRED        VALUE        OPTIONS AT FISCAL YEAR-END           AT FISCAL YEAR-END(1)
          NAME             ON EXERCISE     REALIZED        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
          ----             -----------     --------        -------------------------         -------------------------
Timothy M. Aitken               --            --                   845,000/0                       $1,076,250/0
Sarah L. Eames                  --            --                   250,000/0                         787,500/0
John B. Wynne                   --            --                 33,334/40,666                    114,669/120,331

-------------------------
(1) Calculated on the basis of $5.25 per share, the closing sale price of the common stock as reported on the American Stock Exchange on September 30, 2002, minus the exercise price.

COMPENSATION OF DIRECTORS

         See "Item 10--Directors and Executive Officers of the
Registrant--Directors and Executive Officers" with respect to compensation of non-employee directors.

EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In September 2001, we entered into employment agreements with Mr. Aitken and Ms. Eames. The agreements have a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The agreements provide for a base salary of $380,000 and $365,000 for Mr. Aitken and Ms. Eames, respectively, during the first year of the term of the agreements. Each of the agreements provides that our company will negotiate in good faith, commencing not less than 90 days prior to each anniversary date of the employment agreements, the amount, if any, of future salary increases. The salary of Mr. Aitken for fiscal 2003 is $420,000 and the salary for Ms. Eames for fiscal 2003 is $405,000. Each agreement provides that if the officer's employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreements) of our company, the officer or our company terminates the officer's employment, then
(1) all stock options in our company held by the officer shall immediately vest and (2) the officer will be entitled to receive a cash payment of 2.9 times his or her average annual base salary during the twelve months preceding the change of control or the termination of employment.

         In October 2002, we entered into an employment agreement with Mr. Bergeron. The employment agreement provides for a base salary of $230,000 per annum, subject to adjustment at the discretion of our company, and the payment of a minimum bonus of $50,000 in respect of our 2003 fiscal year. The employment agreement is terminable by either party at any time. However, if, after six months following the commencement of his employment with our company, Mr. Bergeron is terminated without cause or within six months of a "change of control" (as defined in the employment agreement) of our company, Mr. Bergeron will be entitled to a cash payment equal to one year's base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until June 7, 2002, the Compensation Committee consisted of Messrs. Shay and Ranieri. The Compensation Committee of the Board of Directors presently consists of Messrs. Shay, Moseley and Green. Mr. Shay, among others, is a control person of Hyperion Partners II, L.P., Hyperion TW Fund L.P., Hyperion TWH Fund LLC and Hyperion TWH Fund II LLC, each of which are principal shareholders of our company. Mr. Moseley, among others, controls Triumph Partners III, L.P. and Triumph III Investors, L.P., each of which are principal shareholders of our company. See "Item 13--Certain Relationships and Related Transactions" for a description of certain transactions between our company and the Hyperion and Triumph entities.

STOCK OPTION PLANS

1992 and 2002 Stock Option Plans

         In July 1992, the board of directors and shareholders approved the Transworld Healthcare 1992 Stock Option Plan, which we refer to as the 1992 Stock Option Plan. The 1992 Stock Option Plan, which is substantially similar to our 2002 Stock Option Plan discussed below, provided for the grant of options to key employees, officers, directors and non-employee independent contractors of our company. Effective with the adoption by our shareholders of our 2002 Stock Option Plan in June 2002, no further options may be granted under the 1992 Stock Option Plan. Outstanding options granted under the 1992 Stock Option Plan may be exercised in accordance with the terms of the 1992 Stock Option Plan.

         On March 14, 2002, the board of directors adopted, and in June 2002 the shareholders of our company approved, our 2002 Stock Option Plan. Options granted under the 2002 Stock Option Plan may be either incentive stock options, which we refer to as Incentive Options, which are intended to meet the requirements of section 422 of the Internal Revenue Code of 1986 or options that do not qualify as Incentive Options, which we refer to as Non-Qualified Options. Under the 2002 Stock Option Plan, the Compensation Committee may grant (1) Incentive Options at an exercise price per share which is not less than the fair market value of a share of common stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company) and (2) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of common stock on the date on which such Non-Qualified Options are granted). The 2002 Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company). Under the 2002 Stock Option Plan, if an optionee's employment is terminated, generally the unexercised Incentive Options must be exercised within three months after termination. However, if the termination is due to the optionee's death or permanent disability, the option must be exercised within one year of the termination of employment. If we terminate the optionee's employment for cause by, or if the optionee voluntarily terminates his employment, generally his options will expire as of the termination date. Any option granted under the 2002 Option Stock Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of common stock with a fair market value equal to the option price.

         Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by our company. Shares of common stock that are subject to options under the 2002 Stock Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 2002 Stock Option Plan.

1997 Non-Employee Director Plan

         In May 1997, our board of directors adopted the Transworld Healthcare 1997 Option Plan for Non-Employee Directors, which we refer to as the Director Plan, pursuant to which 100,000 shares of common stock of our company were reserved for issuance upon the exercise of options granted to non-employee directors of our company. The purpose of the Director Plan is to encourage ownership of common stock by non-employee directors of our company whose continued services are considered essential to our company's future progress and to provide them with a further incentive to remain as directors of our company. The Director Plan is administered by the board of directors. Directors of our company who are not employees of our company or any subsidiary or affiliate of our company are eligible to participate in the Director Plan. The Director Plan will terminate in May 2007; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The board of directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

         Under the Director Plan, the board of directors may from time to time at its discretion determine which of the eligible directors should receive options, the number of shares subject to such options and the dates on which such options are to be granted. Each such option is immediately exercisable for a period of ten years from the date of grant generally, but may not be exercised more than 90 days after the date an optionee ceases to serve as a director of our company. Options granted under the Director Plan are not transferable by the optionee other than by will, laws of descent and distribution, or as required by law.

         Shares of common stock may be purchased from our company upon the exercise of an option by payment in cash or cash equivalent, through the delivery of shares of common stock having a fair market value equal to the cash exercise price of the option or any combination of the above, subject to the discretion of the board of directors.

INDEMNIFICATION

         As permitted under the Business Corporation Law of the State of New York, our Certificate of Incorporation provides that a director of our company will not be personally liable to our company or our shareholders for monetary damages for breach of a fiduciary duty owed to our company or our shareholders. By its terms and in accordance with the law of the State of New York, however, this provision does not eliminate or otherwise limit the liability of a director of our company for any breach of duty based upon (1) an act or omission (a) resulting from acts committed in bad faith or involving intentional misconduct or involving a knowing violation of law or (b) from which the director personally derived a financial benefit to which he was not legally entitled, or
(2) an improper declaration of dividends or purchases of our securities or such other violation of section 719 of the Business Corporation Law of the State of New York.

         Our Certificate of Incorporation and Bylaws provide that our company shall indemnify its directors and officers to the fullest extent permitted by New York law. We also have entered into indemnification agreements with each of our directors and officers.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock and Series A preferred stock, and the percentage of voting stock, beneficially owned as of December 6, 2002, by (1) all persons known by us to be the beneficial owner of more than 5% of our outstanding voting stock; (2) each director of our company; (3) each of our "named executive officers," as defined under the rules of the Securities and Exchange Commission, and (4) all directors and named executive officers of our company as a group (9 persons).

                                                       NUMBER OF                 NUMBER
                                                        COMMON                OF SERIES A          PERCENTAGE OF
                                                        SHARES                 PREFERRED           VOTING SHARES
                                                     BENEFICIALLY         SHARES BENEFICIALLY       BENEFICIALLY
NAME                                                   OWNED(1)                  OWNED               OWNED(21)
Timothy M. Aitken.................................    1,571,991(2)              174,400(16)            5.7%
Sarah L. Eames....................................      743,912(3)               21,580                2.5%
Daniel A. Bergeron................................            0(4)                    0                 *
Scott A. Shay.....................................   11,839,610(5)                    0               39.4%
Jeffrey S. Peris..................................        7,000(6)                    0                 *
G. Richard Green..................................       70,414(7)               17,440(17)             *
Frederick S. Moseley IV...........................    1,163,870(8)            6,627,200(18)           26.0%
David J. Macfarlane...............................            0(9)                    0                 _
John W. Matthews..................................            0(9)                    0                 _
Hyperion Partners II L.P..........................   11,839,610(10)                   0               39.4%
Hyperion TW Fund L.P..............................   11,839,610(11)                   0               39.4%
Hyperion TWH Fund LLC ............................   11,839,610(12)                   0               39.4%

                                                       NUMBER OF                 NUMBER
                                                        COMMON                OF SERIES A          PERCENTAGE OF
                                                        SHARES                 PREFERRED           VOTING SHARES
                                                     BENEFICIALLY         SHARES BENEFICIALLY       BENEFICIALLY
NAME                                                   OWNED(1)                  OWNED               OWNED(21)
Hyperion TWH Fund II LLC .........................   11,839,610(13)                   0               39.4%
Triumph Partners III,  L.P........................    1,163,870(14)           6,627,200(19)           26.0%
Triumph III Investors, L.P........................    1,163,870(14)           6,627,200(20)           26.0%
All executive officers and
directors as a group
(9 persons).......................................   15,396,797(15)           6,840,620               71.5%

---------------------------------------------

*     Less than 1%.

(1) Does not include the share of common stock issuable upon conversion of the Series A preferred stock.

(2) Consists of 715,625 shares of common stock held by Mr. Aitken, 11,366 shares of common stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken, and 845,000 shares subject to options exercisable within 60 days from December 6, 2002. Does not include an additional 60,000 shares subject to options which are not exercisable within 60 days of December 6, 2002.

(3) Consists of 493,912 shares of common stock held by Ms. Eames and 250,000 shares subject to options exercisable within 60 days from December 6, 2002. Does not include an additional 60,000 shares subject to options which are not exercisable within 60 days of December 6, 2002.

(4) Does not include 100,000 shares subject to options, none of which are exercisable within 60 days of December 6, 2002.

(5) Consists of 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 461,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Mr. Shay and as to which Mr. Shay disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(6) Consists of 2,000 shares of common stock held by Mr. Peris and 5,000 shares subject to options exercisable within 60 days from December 6, 2002. Does not include an additional 7,000 shares subject to options which are not exercisable within 60 days of December 1, 2002.

(7) Consists of 60,995 shares of common stock held by Mr. Green, 1,819 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 5,000 shares subject to options exercisable within 60 days from December 6, 2002 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership.

(8) Consists of 1,149,904 shares of common stock held by Triumph Partners III, L.P. and 13,966 shares of common stock held by Triumph III Investors, L.P. Mr. Moseley is the president of Triumph Capital Group and holds positions as a general and limited partner in Triumph Capital Group-related entities, and may be considered a beneficial owner of the shares held by Triumph Capital Group and its related entities. Mr. Moseley disclaims such beneficial ownership, except as to his pecuniary interest therein.

(9) Excludes 12,000 options held by each of the named individuals, none of which are exercisable within 60 days of December 6, 2002.

(10) Consists of (a) 6,854,454 shares of common stock held by Hyperion Partners II and (b) 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund, 461,700 shares of common stock beneficially owned by Hyperion TWH Fund and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II, all of which are affiliates of Hyperion Partners II and as to which Hyperion Partners II disclaims beneficial ownership except to the extent of its pecuniary interest therein.

(11) Consists of (a) 4,148,456 shares of common stock held by Hyperion TW Fund and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II, 461,700 shares of common stock beneficially owned by Hyperion TWH Fund and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II, all of which are affiliates of Hyperion TW Fund and as to which Hyperion TW Fund disclaims beneficial ownership.

(12) Consists of (a) 461,700 shares of common stock held by Hyperion TWH Fund and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II, 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II, all of which are affiliates of Hyperion TWH Fund and as to which Hyperion TWH Fund disclaims beneficial ownership.

(13) Consists of (a) 375,000 shares of common stock held by Hyperion TWH Fund II and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II, 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund and 461,700 shares of common stock beneficially owned by Hyperion TWH Fund, all of which are affiliates of Hyperion TWH Fund II and as to which Hyperion TWH Fund II disclaims beneficial ownership.

(14) Consists of 1,149,904 shares of common stock held by Triumph Partners III, L.P. and 13,966 shares of common stock held by Triumph III Investors, L.P. Triumph Partners III, L.P. and Triumph III Investors, L.P. are affiliates.

(15) Includes an aggregate of 1,105,000 shares subject to options held by our executive officers and directors which are exercisable within 60 days of December 6, 2002 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership.

(16) Consists of 87,200 shares of Series A preferred stock held by Mr. Aitken and 87,200 shares of Series A preferred stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken.

(17) Consists of 17,440 shares of Series A preferred stock held by Orion Nominees Limited, an affiliate of Mr. Green.

(18) Consists of 6,627,200 shares of Series A preferred stock held by Triumph Partners III, L.P. and Triumph III Investors, L.P. Mr. Moseley is the president of Triumph Capital Group and holds positions as a general and limited partner in Triumph Capital Group-related entities, and may be considered a beneficial owner of the shares held by Triumph Capital Group and its related entities. Mr. Moseley disclaims such beneficial ownership, except as to his pecuniary interest therein.

(19) Consists of 6,547,674 shares of Series A preferred stock held by Triumph Partners III, L.P. and 79,526 shares of Series A preferred stock held by Triumph III Investors, L.P., an affiliate of Triumph Partners III, L.P.

(20) Consists of 79,526 shares of Series A preferred stock held by Triumph III Investors, L.P. and 6,547,674 shares of Series A preferred stock held by Triumph Partners III, L.P., an affiliate of Triumph III Investors, L.P.

(21) As of December 6, 2002, the voting shares of our company consist of 22,238,901 shares of common stock and 7,773,660 shares of Series A preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of September 30, 2002 regarding compensation plans under which equity securities of our company are authorized for issuance:

                                            EQUITY COMPENSATION PLAN INFORMATION


                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE   FUTURE ISSUANCE UNDER EQUITY
                              ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING             COMPENSATION PLANS
                              OUTSTANDING OPTIONS, WARRANTS   OPTIONS, WARRANTS AND           (EXCLUDING SECURITIES
                              AND RIGHTS                      RIGHTS                        REFLECTED IN COLUMN (A))

       PLAN CATEGORY                       (A)                           (B)                           (C)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                1,530,000                       $4.24                       2,795,000
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by shareholders                --                            --                           --
------------------------------------------------------------------------------------------------------------------------
Total                                   1,530,000                       $4.24                       2,795,000
------------------------------------------------------------------------------------------------------------------------

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE REORGANIZATION

         Certain executive officers and directors of our company received shares of common stock and Series A preferred stock in the Reorganization. These issuances are described below:

         o Timothy M. Aitken, the chairman and chief executive officer of our company and a director of TWUK, beneficially owned Equity Warrants to purchase 500,000 ordinary shares of TWUK (250,000 of which were owned by Aitken (English) Company Limited, an affilate of Mr. Aitken) and(pound)500,000 in principal amount of Notes of Allied Healthcare (UK) ((pound)250,000 of which were held by Aitken (English) Company Limited) and was entitled to receive, together with Aitken

              (English) Company Limited,(pound)130,352 of accrued PIK interest on the Notes. In the Reorganization, Mr. Aitken and Aitken (English) Company Limited exercised their Equity Warrants through the tender of their Notes and received an aggregate of 174,400 shares of Series A preferred stock. In addition, as a result of the consummation of the Reorganization, Mr. Aitken and Aitken (English) Company Limited were entitled to receive an aggregate of 22,733 shares of our common stock in satisfaction of their PIK interest. These shares were issued in December 2002.

         o Sarah L. Eames, the president and chief operating officer of our company and an executive officer of TWUK, owned Equity Warrants to purchase 61,869 ordinary shares of TWUK and(pound)61,869 in principal amount of Notes of Allied Healthcare (UK) and was entitled to receive(pound)16,130 of accrued PIK interest on the Notes. In the Reorganization, she exercised her Equity Warrants through the tender of her Notes and received 21,580 shares of Series A preferred stock. In addition, as a result of the consummation of the Reorganization, Ms. Eames was entitled to receive an aggregate of 2,813 shares of our common stock in satisfaction of her PIK interest. These shares were issued in December 2002.

         o G. Richard Green, a director of our company, beneficially owned 350,000 redeemable shares of TWUK, Equity Warrants to purchase 50,000 ordinary shares of TWUK and(pound)50,000 of Notes of Allied Healthcare (UK) and was entitled to receive (after deducting amounts due as a withholding tax) (pound)10,428 of accrued PIK interest on the Notes. In the Reorganization, he received 57,995 shares of common stock in exchange for his redeemable shares and he exercised his Equity Warrants through the tender of his Notes and received 17,440 shares of Series A preferred stock. In addition, in the Reorganization, Orion Nominees Limited, an affiliate of Mr. Green, received 1,819 shares of our common stock in satisfaction of its PIK interest.

         o Frederick S. Moseley IV holds positions as a general and limited partner in Triumph Capital Group-related entities and may be considered the beneficial owner of securities held by two Triumph Capital Group-related entities, Triumph Partners III, L.P. and Triumph III Investors, L.P. Triumph Partners III, L.P. and Triumph III Investors, L.P. held Equity Warrants to purchase an aggregate of 19,000,000 ordinary shares of TWUK and an aggregate of(pound)19,000,000 of Notes of Allied Healthcare (UK) and they were entitled to receive(pound)4,953,383 of accrued PIK interest on the Notes. In the Reorganization, the two Triumph entities exercised their Equity Warrants through the tender of their Notes and received an aggregate of 6,627,200 shares of Series A preferred stock. In addition, as a result of the consummation of the Reorganization, the two Triumph entities were entitled to receive an aggregate of 863,870 shares of our common stock in satisfaction of their PIK interest. These shares were issued in December 2002.

         Pursuant to the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation, the holders of our Series A preferred stock have the right to elect one director to our board of directors until such time as Triumph Partners III, L.P. and its affiliates own less than 50% of the shares of Series A preferred stock issued to them in the Reorganization. Mr. Moseley, the designee of the Series A preferred stockholders, became a director of our company on July 29, 2002. Mr. Moseley is a principal of Triumph Partners III, L.P. and Triumph III Investors, L.P., principal investors in our company.

RECENT ISSUANCES OF SHARES

Issuance of Shares to Mr. Aitken and Ms. Eames

         On April 22, 2002, we issued 684,258 shares of our common stock to Timothy M. Aitken, our chairman and chief executive officer, and 487,099 shares of common stock to Sarah L. Eames, our president and chief operating officer, as a bonus for among, other things, services rendered to our company through the date of issuance. We refer to such issuances as the "Bonus Share Issuances."

Tax Agreements

         In connection with the Bonus Share Issuances, on April 22, 2002, our company and TWUK entered into a Tax Bonus, Tax Loan and Tax Indemnification Agreement (the "Tax Agreement") with each of Mr. Aitken and Ms. Eames.

         Pursuant to the Tax Agreements, we:

         o made cash bonus payments to Mr. Aitken and Ms. Eames in the amounts of $1,401,263 and $846,237, respectively (or an aggregate of $2,247,500); and

         o loaned Mr. Aitken and Ms. Eames the amounts of $550,000 and $390,000, respectively (or an aggregate of $940,000).

         Pursuant to the Tax Agreements, TWUK will be obligated to indemnify each of Mr. Aitken and Ms. Eames for all federal, New York State and New York City taxable income in excess of agreed-upon amounts, which may arise from the Bonus Share Issuances. However, TWUK's indemnity obligation to Mr. Aitken is capped at $622,371 and TWUK's indemnity obligation to Ms. Eames is capped at $377,629 (or an aggregate of $1,000,000). Moreover, of the tax indemnity payments, if any, an amount equal to 20% of such excess taxable income (but not more than $175,247 in the case of Mr. Aitken and not more than $119,132 in the case of Ms. Eames) will be made in the form of a loan.

Promissory Notes

         The loans of $550,000 and $390,000 to Mr. Aitken and Ms. Eames, respectively, that we were required to make by the Tax Agreements are evidenced by recourse promissory notes that have been executed by each of Mr. Aitken and Ms. Eames. The promissory notes are payable on the fifth anniversary of the date that the loans that they evidence are made; however, in the event that either Mr. Aitken or Ms. Eames sells any of the shares of our common stock received in the Bonus Share Issuances, the promissory notes require him or her to prepay a portion of the loans in accordance with a formula set forth in the promissory notes. The promissory notes bear interest at the rate of 4.65% per annum.

Pledge and Security Agreements

         Pursuant to Pledge and Security Agreements entered into by our company and each of Mr. Aitken and Ms. Eames, the payments under their promissory notes are secured by a pledge by them of all of their respective non-qualified stock options of our company, the shares of our common stock issuable upon the exercise of any stock options of our company (whether qualified or non-qualified) and the dividends, if any, they receive in respect of any of such shares of common stock. In addition, in the event of a failure to pay the promissory note when due, we will have the right to apply after-tax amounts owed to Mr. Aitken and Ms. Eames under their respective employment agreements with our company or TWUK (or any consulting, severance, non-competition or similar agreement with our company or TWUK) to the repayment of the promissory note.

Agreement Not to Exercise Redeemable Shares

         Pursuant to Irrevocable Undertakings executed in connection with the Tax Agreements, each of Mr. Aitken and Ms. Eames agreed that they would not exercise their redeemable shares of TWUK and purchase ordinary shares of TWUK. TWUK purchased the 4,130,000 redeemable shares held by Mr. Aitken and the 2,940,000 redeemable shares held Ms. Eames for their nominal value prior to the Reorganization. Had these redeemable shares not been purchased by TWUK prior to the Reorganization for nominal value, they would have been exchanged in the Reorganization (as were the redeemable shares held by all other holders thereof) for shares of our common stock at the ratio of 0.1308 or 0.1657 shares of our common stock per redeemable share (depending upon the exercise price of the redeemable share).

Sale of Shares to Hyperion and Triumph

         On April 22, 2002, we entered into a stock purchase agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P. pursuant to which we agreed to sell 375,000 shares of our common stock to Hyperion TWH Fund II LLC and 375,000 shares of our common stock, in the aggregate, to Triumph Partners III, L.P. and Triumph III Investors, L.P. at $4.25 per share. Hyperion TWH Fund II LLC is an affiliate of the other Hyperion Funds. Triumph Partners III, L.P. and Triumph III Investors, L.P. were investors in TWUK and are principal shareholders in our company. We issued the 750,000 shares on April 30, 2002 and received proceeds of an aggregate of $3,187,500.

         We used approximately $2,247,500 of the proceeds we received from the issuance of our shares of common stock to Hyperion and Triumph to pay Mr. Aitken and Ms. Eames the cash bonus we were required to make to them pursuant to the Tax Agreements and we used approximately $940,000 of the proceeds we receive from the issuance of the shares of our common stock to Hyperion and Triumph to make the loans we were required to make to Mr. Aitken and Ms. Eames pursuant to the Tax Agreements.

REGISTRATION OF SHARES FOR SELLING SHAREHOLDERS

         We filed a registration statement on Form S-3 with the Securities and Exchange Commission covering resales of an aggregate of 23,479,157 shares of our common stock by the selling shareholders named in the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on August 21, 2002. The 23,479,157 shares of common stock covered by the registration statement consist of:

         o 10,132,590 shares of common stock that we issued in connection with the Reorganization (including 7,773,660 shares of common stock issuable upon the conversion of our Series A preferred stock);

         o 11,800,210 shares of our common stock held by the Hyperion funds (including the 375,000 shares of common stock issued to Hyperion TWH Fund II LLC on April 22, 2002). The shares of our common stock held by the Hyperion funds that are covered by the registration statement were acquired by them in privately negotiated transactions and in open market purchases;

         o 375,000 shares of our common stock issued to Triumph Partners III, L.P and Triumph III Investors, L.P. on April 30, 2002 (including 75,000 shares subsequently transferred by these entities to BNP Paribas); and

         o 1,171,357 shares of our common stock issued to Timothy M. Aitken and Sarah L. Eames in the Bonus Share Issuances.

         The registration statement was filed pursuant to a Registration Rights Agreement, dated as of July 25, 2002, that our company entered into at the consummation of the Reorganization.

OTHER TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         During our fiscal year ended September 30, 2002, we granted 24,000 options to purchase shares of common stock at $5.41 per share under the 2002 Stock Option Plan to Mr. Wynne, our former chief financial officer. See "Item 12--Executive Compensation--Option Grants in Fiscal 2002."

         On November 13, 2002, we granted the following options to purchase shares of common stock at $4.70 per share under the 2002 Stock Option Plan: (1) 60,000 to Mr. Aitken, (2) 60,000 to Ms. Eames, (3) 7,000 to Mr. Peris and (4) 100,000 to Mr. Bergeron.


ITEM 14.      CONTROLS AND PROCEDURES.

         Within the 90 day period prior to the date of this Annual Report on Form 10-K, our company evaluated the effectiveness of the design and operation of our disclosure controls and procedures ( "Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our chief executive officer (the "CEO") and chief financial officer (the "CFO").

         Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

         Since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

              (a)(1)      Index to Consolidated Financial Statements                                        Page
                          ------------------------------------------                                        ----
                          Report of Independent Auditors                                                     F-1

                          Consolidated Balance Sheets - September 30, 2002 and 2001                          F-2

                          Consolidated Statements of Operations - For the Years Ended
                          September 30, 2002, 2001 and 2000                                                  F-3

                          Consolidated Statements of Changes in Stockholders' Equity -
                          For the Years Ended September 30, 2002, 2001 and 2000                              F-4

                          Consolidated Statements of Cash Flows - For the Years Ended
                          September 20, 2002, 2001 and 2000                                                  F-5

                          Notes to Consolidated Financial Statements                                         F-7

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


              (b)         Reports on Form 8-K

         On August 9, 2002, we filed a Report on Form 8-K which included information required by Items 2, 5 and 7 of Form 8-K. The Form 8-K disclosed the consummation of the Reorganization and the election by the holders of the Series A preferred stock of Frederick S. Moseley IV to our board of directors. The Form 8-K incorporated by reference the historical financial statements of TWUK and pro forma financial statements of our company that gave effect to the Reorganization.

         (c)      Exhibits.

         The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit
 Number                                 Title
-------                                 -----

  3.1 Restated Certificate of Incorporation of our company filed on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

  3.3 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

  3.4 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

  3.5 Certificate of Amendment of the Certificate of Incorporation of our company filed on April 16, 1998 (incorporated by reference to Exhibit
         3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

  3.6 Certificate of Amendment to the Certificate of Incorporation of our company filed on June 7, 2002 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).

  3.7 Restated Bylaws of our company, as amended (incorporated herein by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended October 31, 1996).

  3.8 Amendment to the Bylaws of our company effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).

  4.1 Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).

  4.2 Specimen Certificate of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304 filed with the Securities and Exchange Commission on May 21, 2002).

  4.3 Certificate of Amendment to the Certificate of Incorporation of our company which defines the rights of the Series A Convertible Preferred Stock, filed June 26, 2002 (incorporated herein by reference to Exhibit
         4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

 10.1 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 10.2 Form of Indemnification Agreement with our company (incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended October 31, 1994).

 10.3 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A to our Proxy Statement for its Annual Meeting held on May 28, 1997).

 10.4 Voting Trust Agreement dated December 17, 1999 by and among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited ("Allied Healthcare (UK)"), Transworld Healthcare (UK) Limited ("TWUK"), our company, Triumph Partners III, L.P. and Richard Green, as trustee (incorporated herein by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended September 30, 1999).

 10.5 Securities Purchase Agreement , dated December 17, 1999, among Allied Healthcare (UK), TWUK and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended September 30, 1999).

 10.6 Senior Credit Agreement, dated as of December 17, 1999, among Allied Healthcare (UK), TWUK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended

         September 30, 1999).

 10.7 Mezzanine Credit Agreement, dated as of December 17, 1999, among Allied healthcare (UK), TWUK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others (incorporated herein by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended September 30, 1999).

 10.8 Warrant Instrument to subscribe for Shares in TWUK in favor of the mezzanine lenders, dated as of December 17, 1999 (incorporated herein by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended September 30, 1999).

 10.9 Share Sale and Purchase Agreement of Nightingale Nursing Bureau Limited, dated as of April 6, 2000, between Transworld Healthcare (UK) Limited, W.A. Thompson, D.T. Thompon and others (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated April 20, 2000).

 10.10 Asset Purchase Agreement, dated as of September 18, 2000, between MK Diabetic Support Services, Inc., Respiflow, Inc. and Transworld Ostomy, Inc. and Express-Med, Inc. (incorporated herein by reference to Exhibit
         10.1 to our Current Report on Form 8-K filed dated October 11, 2000).

 10.11 Sale and Purchase Agreement of entire share capital of Amcare Limited together with its subsidiary Novacare UK Limited dated November 22, 2000 between Omnicare Limited and Bristol-Myers Squibb Holdings Limited (incorporated herein by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the year ended September 30, 2000).

 10.12 Agreement for Sale and Purchase of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited between Allied Healthcare (UK) Limited and David Christopher Pain and Deborah Kay Pain dated September 27, 2001 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 12, 2001).

 10.13 Second Amendment Agreement, dated September 27, 2001, relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 12, 2001).

 10.14 Second Amendment Agreement, dated September 27, 2001, relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit
         10.4 to our Current Report on Form 8-K
         filed October 12, 2001).

 10.15 Employment Agreement, dated September 24, 2001, between our company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended September 30, 2001).

 10.16 Employment Agreement, dated September 24, 2001, between our company and Sarah Eames (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended September 30, 2001).

 10.17 Master Reorganization Agreement, dated as of April 24, 2002, among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated by reference to Annex A-1 to the proxy statement/prospectus forming a part of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

10.17A First Amendment to Master Reorganization Agreement, dated as of May 16, 2002, by and among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Exhibit 10.17A of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).

10.17B Second Amendment to Master Reorganization Agreement, dated as of June 26, 2002, by and among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

 10.18   Amendment No. 1, dated as of July 25, 2002, among Allied Healthcare
         (UK), TWUK and the Purchasers identified therein to the Securities Purchase Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

 10.19 Registration Rights Agreement, dated as of July 25, 2002, among our company and the persons named therein (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

 10.20 Amendment No. 1, dated as of July 25, 2002, among TWUK, Allied Healthcare (UK), Richard Green, Triumph Partners III, L.P. and our company to the Voting Trust Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

10.21A Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22,

         2002, by and among TWUK, our company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.21 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

10.21B Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22, 2002, by and among TWUK, our company and Sarah L. Eames (incorporated herein by reference to Exhibit 10.22 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

10.22A Promissory Note, dated April 30, 2002, executed by Timothy M. Aitken in favor of our company (incorporated herein by reference to Exhibit 10.7A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).

10.22B Promissory Note, dated April 30, 2002, executed by Sarah L. Eames in favor of our company (incorporated herein by reference to Exhibit 10.7B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).

10.23A Pledge and Security Agreement, dated as of April 30, 2002, between Timothy M. Aitken and our company (incorporated herein by reference to Exhibit 10.8A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).

10.23B Pledge and Security Agreement, dated as of April 30, 2002, between Sarah L. Eames and our company (incorporated herein by reference to Exhibit 10.8B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).

 10.24 Registration Rights Agreement, dated April 30, 2002, among our company, Timothy M. Aitken and Sarah L. Eames (incorporated herein by reference to Exhibit 10.25 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

10.25A Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of TWUK (incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

10.25B Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of TWUK (incorporated herein by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

 10.26 Stock Purchase Agreement, dated as of April 22, 2002, among our company, Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to
         Exhibit 10.28 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1,
         2002).

 10.27 Registration Rights Agreement, dated April 30, 2002, among our company, Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

 10.28 2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of the Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).

10.29* Employment Agreement, dated as of October 30, 2002, between our company and Daniel A. Bergeron.

   11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

   21*   Subsidiaries of our company.

   23*   Consent of Ernst & Young LLP, independent auditors of our company.

 99.1* Certification of Chairman and Chief Executive Officer pursuant to 18 U.S. C.ss. 1350, as adopted pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

 99.2* Certification of Chief Financial Officer pursuant to 18 U.S. C.ss.1350, as adopted pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

-----------------------

*   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIED HEALTHCARE INTERNATIONAL INC.


                                       By: /s/ Timothy M. Aitken
                                           -----------------------------------
                                           Name:    Timothy M. Aitken
                                           Title:   Chairman of the Board and
                                                    Chief Executive Officer

  Dated:  December 6, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Timothy M. Aitken                    Chairman of the Board and                 December 6, 2002
--------------------------------          Chief Executive Officer (Principal
Timothy M. Aitken                         Executive Officer)


 /s/ Sarah L. Eames                       Director, President and Chief             December 6, 2002
--------------------------------          Operating Officer
Sarah L. Eames


 /s/ Daniel A. Bergeron                   Chief Financial Officer                   December 6, 2002
--------------------------------          (Principal Financial and
Daniel A. Bergeron                        Accounting Officer)


 G. Richard Green                         Director                                  December 6, 2002
--------------------------------
G. Richard Green


 /s/ David J. MacFarlane                  Director                                  December 6, 2002
--------------------------------
David J. MacFarlane


 /s/ John W. Matthews                     Director                                  December 6, 2002
--------------------------------
John W. Matthews


 /s/ Frederick S. Moseley                 Director                                  December 6, 2002
--------------------------------
Frederick S. Moseley




 /s/ Jeffrey S. Peris                     Director                                  December 6, 2002
--------------------------------
Jeffrey S. Peris


/s/ Scott A. Shay                         Director                                  December 4, 2002
--------------------------------
Scott A. Shay

                           CERTIFICATION FOR FORM 10-K

         I, Timothy M. Aitken, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Allied Healthcare International Inc. (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

              (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

              (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 6, 2002

                                /s/ Timothy M. Aitken
                               ----------------------------------------
                               Timothy M. Aitken
                               Chairman of the Board and Chief Executive Officer

                           CERTIFICATION FOR FORM 10-K

         I, Daniel A. Bergeron, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Allied Healthcare International Inc. (the "Registrant")

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

              (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

              (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 6, 2002


                                      /s/ Daniel A. Bergeron
                                      ---------------------------------------
                                      Daniel A. Bergeron
                                      Vice President and Chief Financial Officer

ALLIED HEALTHCARE INTERNATIONAL INC.


Index to Consolidated Financial Statements                               Page
------------------------------------------                               ----

Report of Independent Auditors                                           F-1

Consolidated Balance Sheets - September 30, 2002
     and 2001                                                            F-2

Consolidated Statements of Operations - for the
     years ended September 30, 2002, 2001 and 2000                       F-3

Consolidated Statements of Changes in
     Stockholders' Equity - for the years ended
     September 30, 2002, 2001 and 2000                                   F-4

Consolidated Statements of Cash Flows - for the
     years ended September 30, 2002, 2001 and 2000                       F-5

Notes to Consolidated Financial Statements                               F-7




Index to Consolidated Financial Statements Schedule
---------------------------------------------------


Schedule II - Valuation and Qualifying Accounts                          S-1

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Allied Healthcare International, Inc.

We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. (the "Company") as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective October 1, 2001.


                                                              Ernst & Young LLP


New York, New York
November 8, 2002

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                                       2002                      2001
                                                                               -------------------        -------------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                    $            18,807       $           15,357
  Restricted cash                                                                           19,840
  Accounts receivable, less allowance for doubtful
    accounts of $24,499 and $24,611, respectively                                           33,634                   29,555
  Inventories                                                                                  956                      972
  Prepaid expenses and other assets                                                          9,450                    7,336
                                                                               --------------------      -------------------

         Total current assets                                                               82,687                   53,220

Property and equipment, net                                                                  9,506                    7,545
Restricted cash                                                                             43,678                   71,020
Intangible assets, net                                                                     127,398                  109,426
Deferred financing costs and other assets                                                    4,844                    6,862
                                                                               --------------------      -------------------

         Total assets                                                          $           268,113       $          248,073
                                                                               ====================      ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                $            19,840       $
  Short-term debt                                                                            3,480
  Current portion of long-term debt                                                          6,249                    4,868
  Accounts payable                                                                           2,251                    2,160
  Accrued expenses                                                                          25,504                   20,795
  Taxes payable                                                                              4,756                    5,667
                                                                               --------------------      -------------------

         Total current liabilities                                                          62,080                   33,490

Long-term debt                                                                             118,961                  175,913
Deferred income taxes and other long term liabilities                                          875                      702
Minority interest                                                                                                     1,614
                                                                               --------------------      -------------------

         Total liabilities                                                                 181,916                  211,719
                                                                               --------------------      -------------------

Commitments and contingencies

Redeemable convertible preferred stock , 7,774 shares
   issued and outstanding (liquidation value of $35,051)                       $            32,254       $

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000 shares, issued and outstanding - 7,774
    shares of Series A preferred stock                                                          78
  Common stock, $.01 par value; authorized
    40,000 shares, issued 20,945 and
    17,555 shares, respectively                                                                209                      176
  Additional paid-in capital                                                               139,231                  128,077
  Accumulated other comprehensive loss                                                      (3,112)                  (5,600)
  Accumulated deficit                                                                      (80,785)                 (85,579)
                                                                               --------------------      -------------------

                                                                                            55,621                   37,074
  Less notes receivable from officers                                                         (958)
  Less cost of treasury stock (266 shares)                                                    (720)                    (720)
                                                                               --------------------      -------------------

         Total stockholders' equity                                                         53,943                   36,354
                                                                               --------------------      -------------------
         Total liabilities and stockholders' equity                            $           268,113       $          248,073
                                                                               ====================      ===================



See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                            SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 2002              2001                2000
                                                                           ---------------   -----------------  ------------------
Revenues:
    Net patient services                                                   $     237,890     $       130,719    $        80,210
    Net respiratory, medical equipment and supplies sales                          9,635              11,409             43,619
    Net infusion services                                                         12,373              12,505             11,579
                                                                           --------------    ----------------   ----------------
          Total revenues                                                         259,898             154,633            135,408
                                                                           --------------    ----------------   ----------------
Cost of revenues:
    Patient services                                                             173,868              90,614             55,370
    Respiratory, medical equipment and supplies sales                              5,172               7,081             26,024
    Infusion services                                                              9,068               8,959              8,387
                                                                           --------------    ----------------   ----------------
          Total cost of revenues                                                 188,108             106,654             89,781
                                                                           --------------    ----------------   ----------------

          Gross profit                                                            71,790              47,979             45,627

Selling, general and administrative expenses                                      47,036              37,382             49,041
Non cash compensation                                                              5,835
Transaction costs                                                                    686
General and administrative expenses related to Mail-Order
     operations                                                                                        3,883
Losses due to sale of subsidiary                                                                         354
Impairment of long-lived assets                                                                                          15,073
Restructuring charge                                                                                                      1,288
Legal Settlements, net                                                                                                    5,082
                                                                           --------------    ----------------   ----------------
          Operating income (loss)                                                 18,233               6,360    (        24,857 )

Interest income                                                           (        3,024 )   (         1,587 )  (         1,443 )
Interest expense                                                                  16,496              10,020             10,457
Gain on settlement of PIK interest                                        (        5,143 )
Foreign exchange loss                                                                 19                 400
                                                                           --------------    ----------------   ----------------

          Income (loss) before income taxes, equity income
              and minority interest                                                9,885     (         2,473 )  (        33,871 )

Provision (benefit) for income taxes                                               4,971              24,117    (         7,756 )
                                                                           --------------    ----------------   ----------------
          Income (loss) before equity income and minority interest                 4,914     (        26,590 )  (        26,115 )

Equity in income of and interest income earned
   from U.K. subsidiaries                                                                                                 1,101
Minority interest                                                                    120                  22    (            70 )
                                                                           --------------    ----------------   ----------------
          Net Income (loss)                                                $       4,794     $(       26,612 )  $(       24,944 )

Redeemable preferred dividend and accretion                                        1,016
                                                                           --------------    ----------------   ----------------
Net income (loss) available to common shareholders                         $       3,778     $(       26,612 )  $(       24,944 )
                                                                           ==============     ===============   ================
Basic and diluted net income (loss) per share of
    common stock                                                           $        0.20     $(         1.53 )  (          1.42 )
                                                                           ==============    ================   ================
Weighted average number of common shares outstanding:
          Basic                                                                   18,565              17,408             17,551
                                                                           ==============    ================   ================
          Diluted                                                                 18,932              17,408             17,551
                                                                           ==============    ================   ================


See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS EQUITY (IN THOUSANDS)



                                                          COMMON STOCK                   PREFERRED STOCK
                                                  ----------------------------- --------------------------------
                                                     SHARES           AMOUNT         SHARES          AMOUNT
                                                  --------------    ----------- ---------------- --------------
Balance, September 30, 1999                             17,551      $    176

Comprehensive loss:
     Net loss
     Foreign currency translation adjustment

Comprehensive loss

Issuance of detachable warrants to
     purchase common stock
                                                  -------------     ---------   ---------------   -----------

Balance, September 30, 2000                             17,551      $    176                      $

Comprehensive loss:
     Net loss
     Foreign currency translation adjustment

Comprehensive loss

Issuance of common stock for:
     Exercise of stock options                               4

Cost of treasury shares
                                                  -------------     ---------   ---------------   -----------


Balance, September 30, 2001                             17,555      $    176                       $

Comprehensive income:
     Net income
     Foreign currency translation adjustment

Comprehensive income:

Issuance of common stock for:
     Hyperion shares                                       375             4
     Triumph shares                                        375             4
     Non-cash based compensation                         1,171            11
     Reorganization                                      1,469            14


Issuance of preferred stock for:
     Exercise of equity warrants                                                         7,774            78

Accretion of Series A preferred
   stock issuance costs

Stock issuance costs

Preferred dividends on Series A stock

Notes issued to officers

Interest on notes to officers
                                                  -------------     ---------   ---------------   -----------

Balance, September 30, 2002                             20,945      $    209             7,774    $       78
                                                  =============     =========   ===============   ===========







                                                                    ACCUMULATED
                                                    ADDITIONAL         OTHER          RETAINED
                                                      PAID-IN      COMPREHENSIVE     (DEFICIT)
                                                      CAPITAL      (LOSS) INCOME      EARNINGS
                                                  ---------------- -------------- ---------------
Balance, September 30, 1999                       $      125,526    $(     405 )  $(     34,023 )

Comprehensive loss:
     Net loss                                                                      (     24,944 )
     Foreign currency translation adjustment                         (   5,843 )

Comprehensive loss

Issuance of detachable warrants to
     purchase common stock                                 2,544
                                                  ---------------   -----------   --------------

Balance, September 30, 2000                       $      128,070    $(   6,248 )  $(     58,967 )

Comprehensive loss:
     Net loss                                                                      (     26,612 )
     Foreign currency translation adjustment                               648

Comprehensive loss

Issuance of common stock for:
     Exercise of stock options                                 7

Cost of treasury shares
                                                  ---------------   -----------   --------------


Balance, September 30, 2001                       $      128,077     $(  5,600 )  $(     85,579 )

Comprehensive income:
     Net income                                                                           4,794
     Foreign currency translation adjustment                             2,488

Comprehensive income:

Issuance of common stock for:
     Hyperion shares                                       1,590
     Triumph shares                                        1,590
     Non-cash based compensation                           4,205
     Reorganization                                        5,727

Issuance of preferred stock for:
     Exercise of equity warrants                    (         78 )

Accretion of Series A preferred
   stock issuance costs                             (         75 )

Stock issuance costs                                (        864 )

Preferred dividends on Series A stock               (        941 )

Notes issued to officers

Interest on notes to officers
                                                  ---------------   -----------   --------------

Balance, September 30, 2002                       $      139,231    $(   3,112 )  $(     80,785 )
                                                  ===============   ===========   ==============






                                                     OFFICERS      TREASURY
                                                      LOANS         SHARES             TOTAL
                                                  -------------- --------------    --------------
Balance, September 30, 1999                                                         $     91,274

Comprehensive loss:
     Net loss                                                                      (      24,944 )
     Foreign currency translation adjustment                                       (       5,843 )
                                                                                   --------------
Comprehensive loss                                                                 (      30,787 )

Issuance of detachable warrants to
     purchase common stock                                                                 2,544
                                                  -------------  -------------     --------------

Balance, September 30, 2000                        $             $                 $      63,031

Comprehensive loss:
     Net loss                                                                       (     26,612 )
     Foreign currency translation adjustment                                                648
                                                                                   --------------
Comprehensive loss                                                                 (     25,964  )

Issuance of common stock for:
     Exercise of stock options                                                                7

Cost of treasury shares                                          (        720 )    (        720  )
                                                  -------------  -------------     --------------


Balance, September 30, 2001                       $              $(       720 )    $      36,354

Comprehensive income:
     Net income                                                                            4,794
     Foreign currency translation adjustment                                               2,488
                                                                                   --------------
Comprehensive income:                                                                      7,282

Issuance of common stock for:
     Hyperion shares                                                                       1,594
     Triumph shares                                                                        1,594
     Non-cash based compensation                                                           4,216
     Reorganization                                                                        5,741


Issuance of preferred stock for:
     Exercise of equity warrants                                                               0

Accretion of Series A preferred
   stock issuance costs                                                             (         75 )

Stock issuance costs                                                                (        864 )

Preferred dividends on Series A stock                                               (        941 )

Notes issued to officers                            (      940 )                    (        940 )

Interest on notes to officers                       (       18 )                    (         18 )
                                                  -------------  -------------     --------------

Balance, September 30, 2002                       $(       958 ) (       720 )      $     53,943
                                                  =============  =============     ==============


ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                  YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    2002               2001             2000
                                                                               -----------------  --------------- -----------------
Cash flows from operating activities:
    Net income (loss)                                                           $       4,794     $(    26,612 )  $(      24,944 )
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                               2,116            2,042             2,119
            Amortization of goodwill                                                                     3,839             3,145
            Amortization of other intangible assets                                                         13               156
            Amortization of debt issuance costs                                         2,218            1,117             1,182
            Provision for doubtful accounts                                             1,836            3,568             9,026
            Impairment of long-lived assets                                                                               15,073
            Losses due to sale of subsidiary                                                               354
            Restructuring charge                                                                                           1,288
            Interest in kind                                                            3,063            3,964             2,975
            Minority interest                                                             120               22     (          70 )
            Stock based compensation                                                    5,835
            Interest accrued on loans to officers                               (          18 )
           Write-off of deferred financing fees                                           925                              1,167
           Gain on settlement of PIK interest                                   (       5,143 )
           Gain on acquisition of minority interest                             (         179 )
            Equity in income of U.K. subsidiaries                                                                  (         411 )
            Deferred income taxes                                                         159           21,494     (       9,529 )
    Changes in assets and liabilities, excluding the
       effect of businesses  acquired and sold:
            Increase in accounts receivable                                     (       3,957 )    (     3,952 )   (       2,967 )
            Decrease (increase) in inventories                                             36      (       276 )             829
            Increase in prepaid expenses and other assets                       (       1,601 )    (     1,378 )   (         424 )
            Increase (decrease) in accounts payable                                        41              850     (       1,865 )
            (Decrease) increase in accrued expenses and other liabilities       (       1,039 )    (       873 )           2,621
                                                                               ---------------    -------------   ---------------
                Net cash provided by (used in) operating activities                     9,206            4,172     (         629 )
                                                                               ---------------    -------------   ---------------

Cash flows from investing activities:
    Capital expenditures                                                        (       3,713 )    (     1,937 )   (       1,207 )
    Proceeds from sale of property and equipment                                           93               52               184
    Notes issued to officers                                                    (         940 )
    Notes receivable from U.K. subsidiaries - payments received                                                           58,983
    Advances to U.K. subsidiaries                                                                                  (         304 )
    Repayment of advances to U.K. subsidiaries                                                                             8,390
    Payments for acquisitions - net of cash acquired                            (       2,047 )    (    14,616 )   (      13,687 )
    Notes receivable - payments received
    Proceeds limited to future acquisitions                                            11,018      (    52,487 )   (      18,395 )
    Proceeds from sale of business                                                                      15,075
    Payments on acquisitions payable                                            (       1,038 )    (     2,163 )
                                                                               -----------------  -------------   ---------------
                Net cash provided by (used in) investing activities                     3,373     (     56,076 )          33,964
                                                                               ---------------    -------------   ---------------


                                                                                                                     (Continued)


See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)


                                                                                     YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                                                   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                                                       2002             2001             2000
                                                                                  ---------------- --------------- -----------------
Cash flows from financing activities:
    Payments for financing fees and issuance costs                                 (       4,053 )  (     2,004 )   (       2,849 )
    Proceeds from issuance of stock                                                        3,188
    Proceeds from notes payable                                                                                             2,012
    Payments on notes payable                                                      (       4,575 )
    Payments on long-term debt                                                                                      (      55,755 )
    Borrowing under revolving loan                                                                                            781
    Payments on revolving loan                                                                      (     6,550 )   (       5,121 )
    Borrowing under acquisition loan                                                                                        5,632
    Proceeds from long-term debt                                                                         72,115
    Principal payments on long-term debt                                           (       5,150 )  (     4,038 )   (       2,187 )
    Payments for treasury shares acquired                                                           (       720 )
    Stock options and warrants exercised, net, including tax benefit                                          7
                                                                                  ---------------  -------------   ---------------

                Net cash (used in) provided by financing activities                (      10,590 )       58,810     (      57,487 )
                                                                                  ---------------  -------------   ---------------

Effect of exchange rate on cash                                                            1,461            584     (       1,135 )
Decrease in cash due to deconsolidation of U.K. subsidiaries                                                        (       2,598 )
Increase in cash due to reconsolidation of U.K. subsidiaries                                                               30,594
                                                                                  ---------------  -------------   ---------------

Increase in cash                                                                           3,450          7,490             2,709

Cash and cash equivalents,
    beginning of period                                                                   15,357          7,867             5,158
                                                                                  ---------------  -------------   ---------------
Cash and cash equivalents,
    end of period                                                                  $      18,807    $    15,357     $       7,867
                                                                                  ===============  =============   ===============

Supplemental cash flow information:
  Cash paid for interest                                                           $      10,729    $     5,670     $       5,612
                                                                                  ===============  =============   ===============

  Cash paid for income taxes, net                                                  $       5,914    $     2,101     $       2,031
                                                                                  ===============  =============   ===============

Supplemental disclosure of non-cash investing and financing activities: Details of business acquired in purchase transactions:
                Fair value of assets acquired                                      $       2,525    $    44,395     $      18,841
                                                                                  ===============  =============   ===============

                Liabilities assumed or incurred                                    $         341    $     6,080     $       1,470
                                                                                  ===============  =============   ===============

                Cash paid for acquisitions (including related expenses)            $       2,184    $    18,297     $      15,731
                Cash acquired                                                                137          3,681             2,044
                                                                                  ---------------  -------------   ---------------

                Net cash paid for acquisitions                                     $       2,047    $    14,616     $      13,687
                                                                                  ===============  =============   ===============

        Issuance of notes payable                                                                   $    20,018
                                                                                                   =============
        Issuance of class A1 common shares of TWUK                                                                  $       1,662
                                                                                                                   ===============


See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

      The Company's United States ("U.S.") operations, which are concentrated in New York and New Jersey, provide infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of the Company's revenues during the year ended September 30, 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF ACCOUNTING:

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting standards.

     PRINCIPLES OF CONSOLIDATION:

     On December 17, 1999, the Company's U.K. subsidiaries obtained financing (the "Refinancing") denominated in pounds sterling, which aggregated approximately $125,700 at December 31, 1999. Concurrent with the Refinancing, specifically relating to the senior subordinated notes (the "Notes"), the Company placed 100% of its ownership interest in Transworld Healthcare (UK) Limited ("TWUK") into a voting trust (the "Voting Trust"). As a result of the establishment of the Voting Trust, the Company would initially own 100% of the outstanding voting certificates. The term of the Voting Trust is 20 years. The Voting Trust agreement stipulates that the composition of the board of directors of TWUK will consist of one person designated by the Company, one person appointed by the purchasers of the Notes, one representative of TWUK management (currently the Chairman and Chief Executive Officer of the Company) and two independent directors. The board of directors of TWUK will then vote on substantially all matters regarding its operations. G. Richard Green, a director of the Company, is the trustee of the Voting Trust.

      As a result of the provisions of the Voting Trust discussed above, the Company controlled only 50% of the board of directors and the holders of the Notes (the "Investors") had the right to approve or veto the annual budget and financial forecast of results of operations and sources and uses of cash and any material deviation from such approved budget. Since the Company did not control a majority of the board of directors and the Investors held substantive rights, principally in the form of their ability to approve the annual budget and financial forecast of results of operations and sources and uses of cash, it was no longer able to consolidate the U.K. subsidiaries into its financial statements although it

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      owned 100% of the outstanding shares of the stock of the parent company, Allied Healthcare Group Limited (formerly Transworld Holdings (UK) Limited) ("Allied Healthcare (UK)"). Therefore, effective with the Refinancing, the Company began accounting for the investment in Allied Healthcare (UK) and its subsidiaries under the equity method, retroactive to October 1, 1999.

      During the second quarter of fiscal 2000, Allied Healthcare (UK) and TWUK amended their Articles of Association to give the Chairman (a Company designee) the right to resolve any tie votes of the board of directors and certain documents covering the Notes were amended to eliminate the requirement that the Investors approve the operating budget. These amendments enabled the Company to consolidate the U.K. subsidiaries as of January 1, 2000.

      The table below presents pro forma condensed consolidated statement of operations data as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

      Net revenues                                     $   164,255
      Gross profit                                          54,620
      Operating loss                                       (22,415)
      Interest income                                       (1,503)
      Interest expense                                      10,765
      Benefit for income taxes                              (6,663)
      Net loss                                             (24,944)

     REVENUE RECOGNITION:

     Patient services and infusion and respiratory therapy revenues are recognized when services are performed and are recorded net of estimated contractual adjustments based on agreements with third-party payors, where applicable. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis) and approximated $5,845, $6,275 and $6,148 in fiscal 2002, 2001 and 2000, respectively. Revenues from the sale of pharmaceuticals and supplies are recognized when products are shipped and are recorded at amounts expected to be paid by third-party payors.

     The Company receives a majority of its revenue from third-party insurance companies, the National Health Services (the "NHS") and other U.K. governmental payors, Medicare and Medicaid. The amount paid by third-party payors is dependent upon the benefits included in the patient's policy or as allowable amounts set by third-party payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2002, 2001 and 2000, 63%, 55% and 44% respectively of the Company's net revenues were attributable to the NHS and other U.K. governmental payor programs. For the years ended September 30, 2002, 2001 and 2000 the Company's net revenues attributable to the Medicare and Medicaid programs were approximately 2%, 4% and 18%, respectively, of the Company's total revenues.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     EARNINGS (LOSS) PER SHARE:

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted earnings (loss) per share adjusts basic earnings
     (loss) per share for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive.

     The weighted average number of shares used in the basic and diluted earnings (loss) per share computations for the years ended September 30, 2002, 2001 and 2000 are as follows:

                                                        2002     2001     2000
                                                       ------   ------   ------
Weighted average number of common shares outstanding   18,399   17,408   17,551
Weighted average number of common shares contingently
   issuable                                               166
                                                       ------   ------   ------
Weighted average number of common shares outstanding
   as used in computation of basic earnings (loss)
   per share of common stock                           18,565   17,408   17,551
Effect of dilutive securities - stock options             367
                                                       ------   ------   ------
Shares used in computation of diluted earnings (loss)
   per share of common stock                           18,932   17,408   17,551
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

     The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation (See
     Note 12).

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies. (See Notes 4 and 8).

     INVENTORIES:

     Inventories, which consist primarily of finished goods, include pharmaceuticals, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT:

     Property and equipment, including revenue-producing equipment, is carried at cost, net of accumulated depreciation and amortization. Revenue producing equipment in the U.K. consists of oxygen cylinders and oxygen concentrators. Depreciation for these oxygen cylinders and oxygen concentrators is provided on the straight-line method over their estimated useful lives of twenty and seven years, respectively. Revenue producing equipment in the U.S. consists of home medical equipment (e.g., respiratory equipment, beds and wheelchairs). Depreciation for this home medical equipment is provided primarily on the straight-line method over their estimated useful lives of three to seven years. Buildings are being depreciated over their useful lives of twenty-five to fifty years and leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      INTANGIBLE ASSETS:

      Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization. All goodwill is enterprise goodwill.

      In July 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets". Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, the Company adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. The Company completed its annual impairment test required under FAS 142 during the fourth quarter of fiscal 2002 and determined there is no impairment to its recorded goodwill balance.

      The following table present the changes in the carrying amount of goodwill for the year ended September 30, 2002:


                                                            YEAR ENDED SEPTEMBER 30, 2002
                                            ---------------------------------------------------------------
                                                   U.K.             HOME        U.S.
                                                OPERATIONS       HEALTHCARE  CORPORATE          TOTAL
                                            -------------------  ------------------------  ----------------
        Balance at September 30, 2001         $       105,542  $      3,884  $                $    109,426

        Goodwill acquired during year                   9,444                                        9,444

        Goodwill on acquisition of                                                 2,300             2,300
        minority interest

        Foreign exchange difference                     6,228                                        6,228
                                             ----------------- ------------- ------------     -------------

        Balance at September 30, 2002         $       121,214  $      3,884  $     2,300      $    127,398
                                             ================= ============= ============     =============



      The amortization expense, net income (loss) and net income (loss) per share of the Company for the year ended September 30, 2002, the period of initial application of FAS 142, and, on a pro forma basis, for the years ended September 30, 2001 and 2000 are as follows:


                                                                  YEAR ENDED
                                                                SEPTEMBER 30,

                                                      2002            2001           2000
                                                  AS REPORTED       PRO FORMA     PRO FORMA
                                                  ------------- -----------------------------
      Reported net income (loss)                   $  4,794      $(  26,612 )  $(    24,944)

      Add back: Goodwill amortization                     -           3,839            3,145
                                                   ---------     -----------  ---------------
      Adjusted net income (loss)                   $  4,794      $(  22,773 )  $(    21,799)
                                                   =========     ===========  ===============
      Basic and diluted net income (loss) per      $   0.20      $(    1.53 )  $(      1.42)
      share
      Add back: Goodwill amortization per share           -            0.22             0.18
                                                   ---------     -----------  ---------------
      Adjusted basic and diluted net income
      (loss) per share                                 0.20      $(    1.31 )  $(      1.24)
                                                   =========     ===========  ===============

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      RECENT ACCOUNTING PRONOUNCEMENTS:

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

      In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted FAS 145, effective October 1, 2001, and recorded a charge of $925 in interest expense for the year ended September 30, 2002. The Company also reclassified $1,167 to interest expense which was previously recorded as an extraordinary item in fiscal 2000.

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


     DEFERRED FINANCING COSTS:

     Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 2002 and 2001, other assets included $4,746 and $6,761 of deferred financing costs net of accumulated amortization of $2,677 and $1,554 respectively. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


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

     The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2002, 73.6%, 0.7% and 0.8% of accounts receivable was due from the NHS and other U.K. governmental payors, Medicare and Medicaid, respectively with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance). At September 30, 2001, 72.7% of accounts receivable is due from the NHS and other U.K. governmental payors. The remaining accounts receivable balance is comprised of various other third-party payors and self-pay patients (none of which is greater than 10% of the balance).

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of those instruments. The estimated fair value of the Company's outstanding borrowings was $149,198 and $181,553 at September 2002 and 2001, respectively, compared to $148,530 and $180,781 total debt outstanding.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.     CORPORATE REORGANIZATION:

      On April 24, 2002, the Company entered into a Master Reorganization Agreement ("Reorganization Agreement"), with its U.K. subsidiaries -- Allied Healthcare Group Limited (the "Allied Healthcare (UK)") and TWUK -- and certain investors in such subsidiaries.

      The following transactions are referred to as the "Reorganization." Both the Reorganization Agreement and Reorganization were voted upon and approved at the Company's annual meeting of shareholders on June 7, 2002 and the Reorganization subsequently closed on July 25, 2002. Under the
      Reorganization:

      o Holders of outstanding redeemable shares of TWUK exchanged their redeemable shares for shares of the Company's common stock, using the net exercise method, and received either 0.1308 or 0.1657 shares of the Company's common stock per redeemable share (depending upon the exercise price of the redeemable share). As a result, the Company issued 414 shares of common stock.

      o Holders of ordinary shares of TWUK exchanged their ordinary shares for shares of the Company's common stock at an exchange ratio of 2.867 TWUK ordinary shares for every one share of the Company's common stock (which is the equivalent of 0.3488 shares of the Company's common stock for every ordinary share of TWUK). This ratio of TWUK securities for the Company's securities is referred to as the "Exchange Ratio." As a result, the Company issued 366 shares of common stock.

      o All warrants held by the mezzanine lenders (the "Mezzanine Warrants") of TWUK , that were issued in connection with the refinancing of the Company's U.K. operations in 1999, were exercised for an aggregate of 1,640 ordinary shares of TWUK. Each resulting ordinary share was exchanged for 0.3488 shares of the Company's common stock. As a result, the Company issued 572 shares of common stock.

         o Holders of the equity warrants of TWUK, that were issued in connection with the refinancing of the Company's U.K. operations in 1999, exercised their equity warrants through the tender of the senior subordinated promissory notes of Allied Healthcare (UK) (exclusive of accrued and unpaid PIK interest) and received an aggregate of 22,287 ordinary shares of TWUK. Each resulting ordinary share was exchanged for 0.3488 shares of the Company's new Series A preferred stock for an aggregate of 7,774 shares.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   CORPORATE REORGANIZATION (CONTINUED):

         o In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare (UK) in the refinancing of the Company's U.K. operation in 1999, was satisfied by either the exchange for shares of the Company's common stock or the right to receive a funding note (the "Loan Notes") and the Loan Notes holders are required to exchange the loan notes for shares of the Company's common stock. The satisfaction of accrued and unpaid interest for shares of the Company's common stock was exchanged at the rate of 0.3488 shares for every(pound)2.00 of Loan Notes. As of September 30, 2002, the Company issued 117 shares of common stock in settlement of accrued and unpaid interest and an additional 890 shares of common stock were issued fiscal 2003.

         o Lastly, the special voting share of TWUK held by Triumph Partners III, L.P. was exchanged for one ordinary share of TWUK. However, since conversion of this ordinary share at the Exchange Ratio would result in 0.3488 shares of the Company's common stock being issued, it has been agreed that, in the Reorganization, the Company would issue zero shares of the Company's common stock in respect of the ordinary share into which the special voting share has been exchanged.

      Thus, the Company issued an aggregate of 1,469 shares of the Company's common stock and 7,774 shares of the Company's Series A preferred stock in the Reorganization and in addition issued 890 shares of common stock in fiscal 2003.

      The following table displays the unaudited pro forma results of operations and related per share information as if the Reorganization was completed as of October 1, 2001. The unaudited pro forma results principally reflect the reversal of interest expense, net of tax, related to the Notes of Allied Healthcare (UK) to reflect the exercise of Equity Warrants and the related exchange of TWUK shares for the Company's new Series A preferred stock.

                                                               YEAR ENDED
                                                           SEPTEMBER 30, 2002
                                                           -------------------

          NET REVENUES                                      $         259,898
          GROSS PROFIT                                                 71,790
          OPERATING INCOME                                             20,537
          NET INCOME                                                    4,984
          NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                    869
          INCOME PER SHARE OF COMMON STOCK:
               BASIC AND DILUTED                           $             0.04

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


3. CORPORATE REORGANIZATION (CONTINUED):

      The above pro forma results, exclude the following one time and non-recurring adjustments related to the Reorganization:

         o The Company recognized compensation expense of $1,619 on the exchange of 2,523 management's and employees' redeemable shares of TWUK for 414 shares of the Company's common stock calculated using a net exercise method.

         o The Company recognized a gain of $5,143 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK).

         o The Company recognized a charge of $925 to reflect the write off of deferred costs associated with the Notes of Allied Healthcare
              (UK) issued in 1999, which were exchanged in the Reorganization.

         o The Company recognized a charge of $686 to reflect the costs associated in completing the Reorganization transaction.

      The Company has agreed to register, at its expense, the resale of all of the shares of common stock to be issued in the Reorganization and the shares of common stock issueable upon conversion of the Series A preferred stock.

4.   BUSINESS COMBINATIONS AND DISPOSALS:

     COMBINATIONS:

     In fiscal 2002 the U.K. Operations acquired a total of 6 flexible staffing agencies for approximately $2,184 in cash. The transactions include provisions to pay additional amounts, payable in cash, of up to $5,606 in contingent consideration dependent upon future earnings of the acquired entities. These acquisitions were accounted for as purchase business combinations. The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

     On September 27, 2001 TWUK acquired all of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100 in cash, $14,800 in demand notes plus an additional sum of up to approximately $30,800 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for the fiscal year ended September 30, 2002.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     The following table displays the unaudited pro forma results of operations and related per share information for the two years ended September 30, 2001 and 2000, as if the acquisition of Staffing Enterprise was completed as of October 1, 1999 and the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000:

                                                               2001                      2000
                                                       ----------------------     -------------------
                                                            (unaudited)              (unaudited)
         Net revenues                                        $208,528                  $212,314
         Net loss                                             (24,181)                  (22,415)
         Net loss per share of common stock:
            Basic and Diluted                                   (1.39)                    (1.28)


     The acquisition was accounted for as a purchase business combination. Accordingly, the total cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and incurred. Assets acquired and liabilities assumed were assigned values of approximately $11,200 and $4,200, respectively, with the remaining portion of approximately $14,900 attributable to goodwill and other identifiable intangible assets. As the acquisition was completed on September 27, 2001, there are no amounts relating to Staffing Enterprise included in the Consolidated Statement of Operations for fiscal 2001.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     Effective April 1, 2000 TWUK acquired all of the issued and outstanding shares of Nightingale Nursing Bureau Limited ("Nightingale"), a London-based provider of registered nursing and care staff to NHS Trust Hospitals and the independent sector, with an additional branch in Sydney, Australia, for approximately $15,362, plus an additional sum of up to approximately $5,600 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for certain periods ending in 2000 and 2001. As of September 30, 2002, $5,910 of the contingent consideration has been earned of which $2,163 was paid in cash in fiscal 2001 and $3,747 was issued in loan notes in fiscal 2002.

     Approximately $13,691 of the purchase price for this acquisition was paid using cash on hand and funds borrowed under the senior credit facilities with the approximate remaining $1,671 of consideration being paid in 1,050 shares of 5 pence par value class A1 common shares of TWUK. Accordingly, the Company has included the results of operations, financial position and cash flows of Nightingale in its consolidated results effective April 1, 2000.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

     Based upon additional information and revised cost benefit estimates by management, the Company recorded an additional charge of $1,900 to reflect the write-down of the remaining accounts receivable to their estimated net realizable value for the first quarter of fiscal 2001. In addition to the write-down, the Company incurred operating expenses of $1,983 in fiscal 2001, prior to the closing of the U.S. Mail-Order Operations.

     As of September 30, 2002 the Company had satisfied its obligations under the restructuring plan and reversed the remaining lease commitments restructuring accrual of $280 into income.

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

5.   PROPERTY AND EQUIPMENT:

     Major classes of property and equipment, net consist of the following at September 30:


                                                                         2002                      2001
                                                                 ----------------------     --------------------
      Revenue producing equipment                                        $14,185                   $11,683
      Furniture, fixtures and equipment                                    9,417                     7,682
      Land, buildings and leasehold improvements                           1,044                     1,004
                                                                        ---------                 ---------
                                                                          24,646                    20,369
      Less, accumulated depreciation and amortization                     15,140                    12,824
                                                                        ---------                 ---------
                                                                          $9,506                    $7,545
                                                                        =========                 =========


     Depreciation and amortization of property and equipment for the years ended September 30, 2002, 2001 and 2000 was $2,116, $2,042 and $2,119
     respectively. The net book value of revenue producing equipment was $6,613 and $5,508 at September 30, 2002 and September 30, 2001, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



6.  INTANGIBLE ASSETS:

     Intangible assets, net consist of the following at September 30:

                                                                         2002                     2001
                                                                 ---------------------     --------------------
      Goodwill                                                           $139,955                 $121,110
      Covenants not-to-compete                                                                         250
                                                                       -----------              -----------
                                                                          139,955                  121,360
      Less accumulated amortization                                        12,557                   11,934
                                                                       -----------              -----------
                                                                         $127,398                 $109,426
                                                                       ===========              ===========


     In accordance with the provisions of FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives were not subject to amortization in fiscal 2002. Amortization of intangibles for the years ended September 30, 2001 and 2000 was $3,852 and $3,301 respectively. On a pro forma basis assuming the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000, the amortization of intangibles would have been $4,065.

7.  ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30:

                                                                         2002                     2001
                                                                 ---------------------     --------------------
      Payroll and related expenses                                   $     14,186             $     10,785

      Acquisition costs                                                     2,277                    1,946
      Professional fees                                                     2,521
      Other                                                                 6,520                    8,064
                                                                       -----------              -----------
                                                                     $     25,504             $     20,795
                                                                       ===========              ===========


8.   DEBT:

      Outstanding borrowings consist of the following at September 30:


                                                                                                      FINAL
      FACILITY                                            2002         2001       INTEREST RATE      MATURITY
      ---------                                        ----------  ------------ -----------------  -------------
      SENIOR CREDIT FACILITIES:
      Term loan A                                      $  31,697   $    35,091     LIBOR + 2.25%    Dec. 17, 2005
      Term loan C                                         78,070        73,720     LIBOR + 3.5%     Jun. 30, 2007
      Acquisition loan                                         -             -     LIBOR + 2.75%    Dec. 17, 2006
                                                       ----------  ------------
          Total senior credit facilities                 109,767       108,811
      MEZZANINE TERM LOAN(1)                              15,443        13,854     LIBOR + 7%       Dec. 17, 2007
      NOTES WITH WARRANTS                                  3,480        38,793     9.375%           Dec. 17, 2008
      NOTES PAYABLE(2)                                    19,840        19,323     2.99% to 5.50%   Jul. 25, 2002
                                                       ----------  ------------
                                                         148,530       180,781
          LESS, CURRENT MATURITIES                         6,249         4,868
                                                       ----------  ------------
                                                       $ 142,281   $   175,913
                                                       ==========  ============

      -------------------------------
      1) Net of unamortized discount of $1,615 and $1,817 as of September 30, 2002 and 2001, respectively.
      2) Net of unamortized discount of $597 and $1,141 as of September 30, 2002 and 2001, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   DEBT (CONTINUED):

      On December 20, 1999, as amended on September 27, 2001, the Company's U.K. subsidiaries obtained new financing denominated in pounds sterling. The new financing consists of a senior collateralized term and revolving credit facility (the "Senior Credit Facility"), mezzanine indebtedness (the "Mezzanine Loan") and the Notes.

      Senior Credit Facility. The Senior Credit Facility consists of a $43,719 term loan A, maturing December 17, 2005, (ii) $19,518 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, (iii) per the September 27, 2001 amendment, $78,070 term loan C, maturing June 30, 2007, and (iv) a $7,807 revolving credit facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of September 30, 2002, the Company had outstanding borrowings of $109,767 under the Senior Credit Facility and $39,347 in available borrowings. As of September 30, 2002 and 2001, borrowings under the senior credit facilities bore interest at a rate of 6.25% to 7.50% and 6.96% to 8.21%, respectively.

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

      The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

      Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. The lenders of the Mezzanine Loan also received detachable warrants to purchase 2% of the fully diluted ordinary shares of TWUK. As of September 30, 2002 and 2001, borrowings under the mezzanine term loan bore interest at a rate of 11.0% and 11.97% , respectively.

      The fair value of the Mezzanine Warrants ($2,476) issued to the mezzanine lenders has been recorded as a discount to the mezzanine loan and is being amortized over the term of the loan using the interest method. In the Reorganization, the Mezzanine Warrants were exercised for an aggregate exercise price of $129 and the ordinary shares of TWUK received upon such exercise were exchanged at the exchange ratio for an aggregate of 572 of shares of the Company's common stock in accordance with the terms of the Reorganization Agreement.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   DEBT (CONTINUED):

      Senior Subordinated Notes. The Notes consisted of an aggregate of $35,051 principal amount of senior subordinated notes of Allied Healthcare (UK) purchased by several institutional investors and certain members of management (collectively, the "Investors"), plus equity warrants issued by TWUK concurrently with the sale of the Notes (the "Warrants") exercisable for ordinary shares of TWUK ("Warrant Shares") representing in the aggregate 27% of the fully diluted ordinary shares of TWUK.

      The Notes bore interest at the rate of 9.375% per annum payable quarterly in cash subject to restrictions contained in the Senior Credit Facility requiring Allied Healthcare (UK) to pay interest in-kind through the issuance of additional notes ("PIK Notes") for the first 18 months, with payment of interest in cash thereafter subject to a fixed charge coverage test (provided that whenever interest cannot be paid in cash, additional PIK Notes shall be issued as payment in-kind of such interest).

      In the Reorganization, all of the outstanding Notes (in the aggregate principal amount of (pound)22,287) were surrendered in payment of the exercise price of the Equity Warrants. The Equity Warrants were exercised and each resulting Warrant Share of TWUK was exchanged at the Exchange Ratio for an aggregate of 7,774 shares of Series A preferred stock.

      In addition, in the Reorganization, accrued and unpaid PIK interest in the amount of $9,138 ((pound)5,810), less $58 ((pound)37) that the Company withheld as withholding taxes (or a net amount of $9,080 ((pound)5,773)), was exchanged for shares of the Company's common stock or the right to receive a funding note, which funding note is exchangeable for shares of the Company's common stock. As of September 30, 2002 117 shares of the Company's commons stock had been issued in settlement of accrued interest on the Notes and an additional 890 shares of the Company's common stock were issued in fiscal 2003.

      Notes Payable: At September 30, 2002, the Company had, through TWUK, outstanding notes payable of $19,840, net of $597 of unamortized discount, issued in connection with the acquisition of certain U.K. flexible staffing agencies. The notes payable are secured by the Company's senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 2.99% to 5.50%. In general, the Company may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. Accordingly, the notes and related cash restricted to the payment of such notes have been classified as current in the accompanying Condensed Consolidated Balance Sheet included in the Company's financial statements for the fiscal years ended September 30, 2002 and 2001.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   DEBT (CONTINUED):

      Annual maturities of long-term debt for each of the next five years are:

                         YEAR ENDING SEPTEMBER 30,
                     -----------------------------------
                                    2003                          $     29,569
                                    2004                                 8,744
                                    2005                                10,930
                                    2006                                28,886
                                    2007                                54,649
                                 Thereafter                             15,752
                                                                  -------------
                                                                  $    148,530
                                                                  =============

     The Company is subject to fluctuating interest rates that may impact its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the Refinancing, on January 25, 2000, the Company hedged the interest rate (LIBOR cap of 9%) on approximately $41,935 of its floating rate debt in a contract which expires June 30, 2003. The approximate notional amount of the contract adjusts down (consistent with debt maturity) to $30,378 at December 31, 2002.

9.   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     In connection with the Reorganization the Company issued 7,774 shares of its Series A preferred stock to certain equity investors in TWUK in exchange for 22,287 TWUK ordinary shares which were issued to the equity investors upon exercise of their TWUK Equity Warrants at the Exchange Ratio of 0.3488 shares of Series A preferred stock for every ordinary share. The redeemable convertible preferred stock has been recorded net of issuance costs which are being accreted using the interest rate method through December 17, 2007. The following summary highlights the terms of the Series A preferred stock.

      Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.857 per year commencing on June 18, 2002. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach, as defined, which principally relate to the protection of the preferred stockholders rights. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. The Company may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to its common stock or any other class or series of its stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


9.   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED):

      Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. The Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of the Company's shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to the Company's board of directors. In addition, the Series A preferred stock and the Company's common stock will vote as a single class in the election of all other directors of its board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment), the holders of the Series A preferred stock will be entitled to elect one additional director to the Company's board of directors.

      Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock in respect of their shares, a liquidation preference equal to (pound)2.867 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which the Company refers to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of the Company, such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

      Conversion into Common Stock. Each share of Series A preferred stock is currently convertible, at the option of the holder thereof, into one share of common stock without the payment of additional consideration. Subject to the satisfaction of certain conditions, the Company has the right to require the holders of the Series A preferred stock to convert all, but not less than all, of their shares into common stock.

      Redemption. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require the Company to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to the Company's Certificate of Incorporation) or at any time after December 17, 2007 if the Company has paid its Senior Credit Facility and the Mezzanine Loan in full on or before such date. The redemption right can be exercised up to three times, but for not less than (pound)5 million on any one occasion (or such lower amount as is necessary to redeem all of the shares of Series A preferred stock then outstanding). Upon such a redemption, the holders of the Series A preferred stock will be entitled to receive an amount equal to the Series A Preference Amount.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


10.   STOCKHOLDERS' EQUITY:

      On April 22, 2002, the Company issued 684 shares of common stock to Timothy M. Aitken, Chairman and Chief Executive Officer, and 487 shares of common stock to Sarah L. Eames, President and Chief Operating Officer, as a bonus for, among other things, services rendered through the date of issuance. Simultaneously with this issuance, the Company entered into agreements with Mr. Aitken and Ms. Eames in which the Company agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, the Company made a cash bonus payment to Mr. Aitken of $1,401 and loaned him $550 and made a cash bonus payment to Ms. Eames of $846 and loaned her $390. The loans, which have been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, TWUK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000. These executive bonuses and loans have been approved by the Company's Board of Directors. The Company has recognized an aggregate expense of $6,558 related to these transactions in the year ended September 30, 2002.

      The Company registered, at its expense, the resale of the shares issued to Mr. Aitken and Ms. Eames.

     On April 22, 2002, the Company entered into a Stock Purchase Agreement with Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P pursuant to which the Company issued, on April 30, 2002, an aggregate of 750 shares of the Company's common stock at a per share purchase price of $4.25 per share. In addition, the Company registered, at its expense, the resale of such shares.

     In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately negotiated transactions. As of September 30, 2002, the Company had acquired 266 shares for an aggregate purchase price of $720 which are reflected as treasury stock in the consolidated balance sheet at September 30, 2002.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  INCOME TAXES:

     The provision (benefit) for income taxes from continuing operations for the years ended September 30, is summarized as follows:

                                               2002                     2001                   2000
                                          ---------------        ------------------- --------------------------
         Current:
           Federal                           $        -            $           -          $       -
           State                                      -                        -                  -
           Foreign                                4,770                    2,623              2,606
         Deferred:
           Federal                                    -                   21,462            (10,478)
           State                                                               -                116
           Foreign                                  201                       32                  -
                                             -----------           --------------         ----------
         Provision (benefit)
           for income taxes                  $    4,971            $      24,117          $  (7,756)
                                             ===========           ==============         ==========


     For 2002, 2001 and 2000, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30 are as follows:


                                                              2002                  2001
                                                        ------------------   --------------------
     Current:
        Provision for doubtful accounts                     $     6,473         $       6,704
        Accrued expenses                                            265                   431
        Other, net                                                  152                   162
                                                            ------------       ---------------
          Current deferred tax assets                             6,890                 7,297
                                                            ------------       ---------------
     Non-current:
        Federal net operating loss                               19,916                17,894
        State net operating losses                                1,666                 1,666
        Capital losses                                              768                   768
        Other, net                                                  438                    72
        Depreciation and amortization                            (1,491)               (1,406)
        Other, net                                                 (749)                 (548)
                                                            ------------       ---------------
          Non-current deferred tax assets, net                   20,548                18,446
                                                            ------------       ---------------

                                                                 27,438                25,743
     Valuation allowance                                        (28,187)              (26,291)
                                                            ------------       ---------------
              Net deferred tax liability                    $      (749)        $        (548)
                                                            ============       ===============

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  INCOME TAXES (CONTINUED):

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

     As of September 30, 2002, the Company has a Federal net operating loss carryforward of approximately $58,000 which if unused, will expire in the years 2018 through 2022. The Company has a capital loss carryforward of approximately $2,000 which, if unused, will expire in the year 2003. Included in taxes payable is an estimate for taxes related to a business that has been discontinued.

     Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income
     (loss) before equity income of and interest income earned from U.K. subsidiaries for the years ended September 30 are as follows:

                                                       2002                    2001                      2000
                                                   -----------             -----------               -----------
     Income taxes at 34%                           $     3,361             $      (841)              $   (11,516)
     State income taxes, net of
        Federal benefit                                      -                       -                         -
     Nondeductible expenses, primarily
        amortization and write down
        of intangible assets                               943                   1,305                     1,648
     Legal settlement                                        -                       -                       510
     Valuation allowance                                 1,896                  24,745                      (332)
     Foreign tax on sale of subsidiary                       -                       -                     1,654
     Tax contingency                                         -                       -                         -
     Other, net                                         (1,229)                 (1,092)                      280
                                                   -----------             -----------               -----------
     (Benefit) provision for income taxes          $     4,971             $    24,117               $    (7,756)
                                                   ===========             ===========               ===========

     Income (loss) before income taxes generated from the U.K. operations for the years ended September 30, 2002, 2001 and 2000 was $14,271, $3,684 and $(2,046), respectively. On a pro forma basis, assuming the U.K. subsidiaries had been consolidated for the entire fiscal year ended September 30, 2000, the loss generated from the U.K. operations would have been $(965).

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.  STOCK OPTION PLAN AND WARRANTS:

      Under the Company's 2002 Option Plan ("Option Plan"), options may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. In accordance with the terms of the Option Plan, the number of shares available for issuance increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year.

      Following is a summary of transactions under the Option Plan during the year ended September 30, 2002, 2001 and 2000:

                                                 2002                    2001                    2000
                                         ----------------------------------------------------------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                         NUMBER     AVERAGE     NUMBER     AVERAGE      NUMBER     AVERAGE
                                         OF STOCK   EXERCISE    OF STOCK   EXERCISE     OF STOCK   EXERCISE
                                         OPTIONS    PRICE ($)   OPTIONS    PRICE ($)    OPTIONS    PRICE ($)
                                         ----------------------------------------------------------------------
        Outstanding beginning of year         1,394       4.22       1,040        5.22       1,130        5.37

        Granted                                 205       5.41         400        1.75         100        1.81
        Exercised                                                      (4)        1.75
        Forfeited                              (69)       7.25        (42)        5.59       (190)        4.34
                                         -----------            -----------             -----------

        Outstanding end of year               1,530       4.24       1,394        4.22       1,040        5.22
                                         ===========            ===========             ===========

        Weighted-average fair
        value of options granted
        during the year                                   2.93                    0.34                    0.93
                                                    ===========            ============            ============

        Available for future grants           2,795
                                         ===========

      On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2002, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      A summary of the 1,530 options outstanding as of September 30, 2002 is as follows:

                                              WEIGHTED           WEIGHTED                            WEIGHTED
            RANGE                             AVERAGE             AVERAGE                             AVERAGE
             OF                            EXERCISE PRICE        REMAINING                        EXERCISE PRICE
          EXERCISE           NUMBER          OF OPTIONS      CONTRACTUAL LIFE       NUMBER          OF OPTIONS
          PRICE ($)       OUTSTANDING     OUTSTANDING ($)        IN YEARS         EXERCISABLE     EXERCISABLE ($)
     ----------------------------------- ---------------------------------------------------------------------------
                 1.75           392            1.75                 3.2                  392            1.75
                 1.81           100            1.81                 2.7                   67            1.81
                 2.63           323            2.63                 1.0                  323            2.63
                 4.31            10            4.31                 6.2                   10            4.31
                 5.41           205            5.41                 4.7
                 7.25           500            7.25                 5.3                  500            7.25
                             -------                                                  -------
         1.75 to 7.25         1,530            4.24                 3.6                1,292            4.12
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

                                                                 2002               2001                2000
                                                          ------------------ ------------------- -------------------
      Net income (loss) - reported                              $4,794            $(26,612)          $(24,944)
      Net income (loss) - pro forma                              4,651             (26,708)            (25,186)
      Basic income (loss) per share - reported                     0.20              (1.53)             (1.42)
      Basic income (loss) per share - pro forma                    0.20              (1.53)             (1.44)
      Diluted income (loss) per share - reported                   0.20              (1.53)             (1.42)
      Diluted income (loss) per share - pro forma                  0.19              (1.53)             (1.44)

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


12.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2002              2001             2000
                                                      -------------     -------------    -------------
         Expected life (years)                                   4                 4                4
         Risk-free interest rate                              3.5%              5.5%             5.5%
         Volatility                                          69.1%             61.4%            61.0%
         Expected dividend yield                                0%                0%               0%

      The compensation cost as generated by the Black-Scholes option-pricing model, may not be indicative of the future benefit, if any, that may be received by the option holder.

13.   COMMITMENTS AND CONTINGENCIES:

      ACQUISITION AGREEMENTS:

      Related to the Company's acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $38,240 September 30, 2002, in contingent consideration dependent upon future earnings of such acquired entities.

      EMPLOYMENT AGREEMENTS:

      The Company has three employment agreements with certain executive officers (the Company's chief executive officer, the Company's Chief Operating Officer and the Company's Chief Financial Officer) that provide for minimum aggregate annual compensation of $1,055 in fiscal 2003. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of the Company (as defined in such agreements), or a significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding 12 months (in the case of its Chief Executive Officer and its Chief Operating Officer) or one times his base salary (in the case of its Chief Financial Officer).

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      OPERATING LEASES:

      The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2008 and 2013.

      Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2002 are as follows:

                        2003                        $1,756
                        2004                         1,307
                        2005                         1,175
                        2006                         1,097
                        2007                           981
                        Thereafter                   2,379
                                                     -----
                                                    $8,695

      Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 2002, 2001 and 2000 amounted to $2,369, $1,972 and $2,871, respectively.

      CONTINGENCIES:

       On April 13, 1998, one of the Company's shareholders, purporting to sue derivatively on its behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain of the Company's officers and directors, and Hyperion Partners II L.P., breached fiduciary duties owed to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      On July 2, 1998, a former shareholder of HMI purporting to sue on behalf of a class of shareholders of HMI as of June 6, 1997, commenced a suit in the Delaware Chancery Court, New Castle County, entitled Kathleen S. O'Reilly v. Transworld HealthCare, Inc., W. James Nicol, Andre C. Dimitriadis, Dr. Timothy J. Triche and D. Mark Weinberg, Civil Action No. 16507-NC. Plaintiff alleged that the Company, as majority shareholder of HMI, and the then directors of HMI, breached fiduciary duties to the minority shareholders of HMI by approving a merger between HMI and one of its subsidiaries for inadequate consideration. The Company has been vigorously defending this action. In June 2001, the parties reached a settlement, which was approved by the court in November 2001, that fully resolved the litigation. The settlement did not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

      On August 4, 2000, the Company reached a civil settlement with the U.S. Department of Justice related to an investigation commenced in July 1997 of two of its U.S. subsidiaries as well as a related qui tam civil whistleblower case. In addition to its settlement with the federal government, the Company reached a final settlement with the prior owners of Respiflow, Inc., MK Diabetic Support Services Inc. and related subsidiaries (the "Prior Owners") in connection with an ongoing dispute with such persons. The Company agreed to a corporate integrity agreement (the "CIA") with the Office of Inspector General related to its mail-order operations. The Company fulfilled its obligations under the CIA on November 2, 2001.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $1,100 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations.

14.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the year ended September 30, 2002 and 2001 the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations (formerly Hi-Tech). The U.K. operations derive revenues from healthcare services, principally nursing and ancillary services, and respiratory therapy products to patients throughout most of the U.K. The Home Healthcare operations derive revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment principally in New Jersey and New York.

      During the year ended September 30, 2000, the Company also operated the U.S. Mail Order Operations which derived its revenues from the mail-order sale of diabetic test strips and glucose monitors, respiratory, diabetic, maintenance and other commonly prescribed medications, as well as ostomy and orthotic products.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


14.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The Company uses differences in geographic areas, as well as in products and services to identify the reportable segments. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Inter segment sales are not material. The following tables present certain financial information by reportable business segments and geographic areas of operations for the years ended September 30, 2002, 2001 and 2000.

                                                           YEAR ENDED SEPTEMBER 30, 2002
                                                    ---------------------------------------------
                                                        U.K.            U.S.
                                                                        HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $ 242,828      $    17,070     $ 259,898
                                                      ==========    =============    ==========

        Segment operating profit                      $  27,786      $     1,001     $  28,787
                                                      ==========    =============

        Corporate expenses                                                             (10,554 )

        Interest expense, net                                                          (13,472 )
        Gain on settlement of PIK interest                                               5,143
        Foreign exchange loss                                                              (19 )
                                                                                     ----------

        Income before income taxes and minority                                      $   9,885
            interest
                                                                                     ==========

        Depreciation and amortization                 $   1,321      $       779     $   2,100
                                                      ==========    =============
        Corporate depreciation and amortization                                             16
                                                                                     ----------
        Total depreciation and amortization                                          $   2,116
                                                                                     ==========

        Identifiable assets, September 30, 2002       $ 256,407      $     8,733     $ 265,140
                                                      ==========    =============

        Corporate assets                                                                 2,973

                                                                                     ----------
        Total assets, September 30, 2002                                             $ 268,113
                                                                                     ==========

        Capital expenditures                          $   3,082      $       622     $   3,704
                                                      ==========    =============
        Corporate capital expenditures                                                       9
                                                                                     ----------
        Total capital expenditures                                                   $   3,713
                                                                                     ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


14.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                           YEAR ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------------
                                                                        U.S.
                                                        U.K.            HOME
                                                     OPERATIONS      HEALTHCARE        TOTAL
                                                    -------------  ---------------  -------------
        Revenues to unaffiliated customers            $ 138,041      $    16,592     $ 154,633
                                                      ==========    =============    ==========

        Segment operating profit                      $  12,676      $       620     $  13,296
                                                      ==========    =============

        Corporate expenses                                                              (3,053 )
        U.S. Mail-Order                                                                 (3,883 )
        Interest expense, net                                                           (8,433 )
        Foreign exchange loss                                                             (400 )
                                                                                     ----------

        Loss before income taxes and minority                                        $  (2,473 )
        interest
                                                                                     ==========

        Depreciation and amortization                 $   5,080      $       767     $   5,847
                                                      ==========    =============
        Corporate depreciation and amortization                                             47
                                                                                     ----------
        Total depreciation and amortization                                          $   5,894
                                                                                     ==========

        Identifiable assets, September 30, 2001       $ 236,472      $    10,899     $ 247,371
                                                      ==========    =============

        Corporate assets                                                                   702

                                                                                     ----------
        Total assets, September 30, 2001                                             $ 248,073
                                                                                     ==========

        Capital expenditures                          $   1,244      $       678     $   1,922
                                                      ==========    =============
        Corporate capital expenditures                                                      15
                                                                                     ----------
        Total capital expenditures                                                   $   1,937
                                                                                     ==========

                                                      YEAR ENDED SEPTEMBER 30, 2000
                                      ---------------------------------------------------------------
                                                                   U.S.
                                         U.K.         U.S.        HOME          U.S.
                                      OPERATIONS   MAIL-ORDER   HEALTHCARE     TOTAL        TOTAL
                                      ------------ ------------ ----------- ------------ ------------
     Revenues to unaffiliated          $  97,449    $  22,476    $ 15,483    $  37,959     $ 135,408
     customers                         ==========   ==========   =========   ==========   ==========
     Segment operating (loss) profit   $   7,860    $(  8,015 )  $    495    $  (7,520 )   $    340
                                       ==========   ==========   =========   ==========
     Corporate expenses                                                                      (3,754 )
     Impairment of long-lived assets                                                        (15,073 )
     Legal settlements, net                                                                  (5,082 )
     Restructuring charge                                                                    (1,288 )
     Interest expense, net                                                                   (9,014 )
                                                                                          ----------
     Loss before income taxes,                                                            $  (33,871)
        equity income and                                                                 ==========
        minority interest
     Depreciation and amortization     $   3,815    $     790    $    767    $   1,557     $  5,372
                                       ==========   ==========   =========   ==========
     Corporate depreciation and
         Amortization                                                                            48
                                                                                          ----------
     Total depreciation and                                                                $  5,420
     amortization
                                                                                          ==========
     Identifiable assets, September    $ 140,058    $   6,555    $ 10,891    $  17,446     $ 157,504
     30, 2000                          ==========   ==========   =========   ==========

     Corporate assets                                                                        26,242
                                                                                          ----------
     Total assets, September 30, 2000                                                      $ 183,746
                                                                                          ==========
     Capital expenditures              $     831    $      35    $    336    $     371     $  1,202
                                       ==========   ==========   =========   ==========

     Corporate capital expenditures                                                               5
                                                                                          ----------
     Total capital expenditures                                                            $  1,207
                                                                                          ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


14.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following table presents certain financial information by reportable business segment and geographic area of operations pro forma for the fiscal year ended September 30, 2000 as if the U.K. subsidiaries had been consolidated for the entire year ended September 30, 2000.

                                                              PRO FORMA YEAR ENDED SEPTEMBER 30,
                                                                    2000
                                          -----------------------------------------------------------------------
                                                                          U.S.
                                             U.K.           U.S.          HOME           U.S.
                                          OPERATIONS     MAIL-ORDER    HEALTHCARE        TOTAL          TOTAL
                                          ------------   ------------  ------------  --------------  ------------
      Revenues to unaffiliated customers    $ 126,295       $ 22,476      $ 15,484        $ 37,960     $ 164,255
                                          ============   ============  ============  ==============  ============

      Segment operating profit (loss)       $  10,302       $ (8,015 )      $  495        $ (7,520 )     $ 2,782
                                          ============   ============  ============  ==============

      Corporate expenses                                                                                 (3,754)
      Impairment of long-lived assets                                                                   (15,073)
      Legal settlements, net                                                                             (5,082)
      Restructuring charge                                                                               (1,288)
      Interest expense, net                                                                              (9,262)
                                                                                                     ------------
      Loss before income taxes and
           minority interest                                                                          $ (31,677)
                                                                                                     ============
      Depreciation and amortization          $  4,914        $   790        $  767        $  1,557      $  6,471
                                          ============   ============  ============  ==============
      Corporate depreciation and
         Amortization                                                                                         48
                                                                                                     ------------
      Total depreciation and amortization                                                               $  6,519
                                                                                                     ============
      Identifiable assets, September 30,     $140,058       $  6,555      $ 10,891       $  17,446     $ 157,504
            2000                          ============   ============  ============  ==============

      Corporate assets                                                                                    26,242
                                                                                                     ------------
      Total assets, September 20, 2000                                                                 $ 183,746
                                                                                                     ============
      Capital expenditures                   $  1,418        $    35       $   336        $    371      $  1,789
                                          ============   ============  ============  ==============
      Corporate capital expenditures                                                                           5
                                                                                                     ------------
      Total capital expenditures                                                                        $  1,794
                                                                                                     ============


The net assets for the U.K. Operations were $81,377 and $33,551 as of September 30, 2002 and 2001, respectively.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


15.   PROFIT SHARING PLAN (CONTINUED):

      The Company may make additional matching cash contribution at its discretion. The Company's contributions to the plan were approximately $30, $19 and $22 for the years ended September 30, 2002, 2001 and 2000, respectively.

      In addition to the U.S. plan described above, certain of the Company's U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $252, $26 and $80 for the years ended September 30, 2002, 2001 and 2000, respectively.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents the comparative unaudited quarterly results for the years ended September 30, 2002 and 2001:

            2002 QUARTER ENDED         DECEMBER 31,       MARCH 31,       JUNE 30,         SEPTEMBER 30,        TOTAL
                                     ---------------    ------------ ---------------  --------------------- -------------
      Total revenues                   $   61,036        $   61,884      $   64,774          $ 72,204         $  259,898
                                       ===========       ===========     ===========         =========       ============
      Gross profit                     $   16,335        $   16,608      $   17,872          $ 20,975         $   71,790
                                       ===========       ===========     ===========         =========       ============
      Net income loss)                 $    1,457        $    1,626      $   (5,465 ) (a)    $  7,176   (b)   $    4,794
                                       ===========       ===========     ===========         =========       ============
      Net income (loss) available
      to common shareholders           $    1,457        $    1,626      $   (5,579 )        $  6,274         $    3,778
                                       ===========       ===========     ===========         =========       ============
      Basic  net income (loss) per
      share of common stock            $     0.08        $     0.09      $    (0.30 )        $   0.30         $     0.20
                                       ===========       ===========     ===========         =========       ============
      Diluted net income (loss) per
      share of common stock            $     0.06        $     0.07      $    (0.30 )        $   0.26         $     0.20
                                       ===========       ===========     ===========         =========       ============


(a) Includes a non-cash charge of $4,216 for the issuance of shares of the Company's common stock to senior management and a charge for $2,341 for tax equalization bonuses paid to senior management for reimbursement of income taxes incurred as a result of the share issuances.
(b) Includes net charges of $2,410 related to the completion of the Reorganization and $5,143 gain in the settlement of PIK interest.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


17. SELECTED QUARTERLY FINANCIAL DATA: (UNAUDITED) (CONTINUED)

            2001 QUARTER ENDED        DECEMBER 31,       MARCH 31,      JUNE 30,      SEPTEMBER 30,         TOTAL
                                     ---------------    ------------ --------------- -----------------  ---------------
      Total revenues                   $   36,922        $   35,917      $   37,420        44,374          $   154,633
                                       ===========       ===========     ===========    ==========         ============
      Gross profit                     $   11,223        $   11,272      $   11,650        13,834          $    47,979
                                       ===========       ===========     ===========    ==========         ============
      Net (loss) income                $   (2,796 ) (a)  $     (448 )    $       40       (23,408 ) (b)    $   (26,612 )
                                       ===========       ===========     ===========    ==========         ============
      Basic and diluted net
      (loss) per share of
      common stock                    $    (0.16 )      $    (0.03 )    $     0.00         (1.35 )        $     (1.53 )
                                      ===========       ===========     ===========    ==========         ============


(c) The Company recorded an additional charge of $1,900 to reflect the write-down of the remaining U.S. Mail-Order operations accounts receivable to their estimated net realizable value.

(d) The Company recorded a full valuation allowance of $24,745 for all remaining deferred tax assets.


18.  SUBSEQUENT EVENT: (UNAUDITED)

      On November 28, 2002 the Company completed its acquisition of Medic-One Group Limited, a supplier of temporary staffing to NHS hospitals and private hospitals in the U.K., The consideration included $4,642 in cash, and the issuance of 700 shares of the Company's common stock. The Company is also obligated to issue additional contingent consideration of up to approximately $13,246 dependent on earnings before income tax, depreciation and amortization of the business in fiscal 2003 and fiscal 2004 The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of the Company's stock.

ALLIED HEALTHCARE INTERNATIONAL INC.
(IN THOUSANDS)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        Column A                   Column B                  Column C                    Column D          Column E

---------------------------      ------------      --------------------------------    -------------      ------------
                                                       Additions Charged to
                                                   ------------- ------ -----------
                                  Balance at                                                              Balance at
                                  Beginning          Cost and             Other                             End of
       Description                 of Period         Expenses            Accounts       Deductions          Period
---------------------------      ------------      -------------        -----------    -------------      ------------
Allowance for Doubtful
Accounts:

   Year ended
     September 30, 2002             $ 24,611             $1,836         $   158(B)     $   2,106(A)          $ 24,499

   Year ended
     September 30, 2001             $ 21,219             $3,568         $   347(B)     $   523(A)            $ 24,611

   Year ended
     September 30, 2000             $ 19,870             $9,026         $ (142)(B)     $   7,535(A)          $ 21,219




(A)      Doubtful accounts written off, net of recoveries and sold.

(B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.