Form 10-Q
period 2002-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2003-02-13
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 2002

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

   Class                                        Outstanding at February 11, 2003
Common Stock                                          22,258,945 Shares

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES [ ]NO [X]

                      ALLIED HEALTHCARE INTERNATIONAL INC.

                        FIRST QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I

Item 1.   Financial Statements (Unaudited)............................................................3

          Condensed Consolidated Balance Sheets - December 31, 2002 (Unaudited) and
            September 30, 2002........................................................................4

          Condensed Consolidated Statements of Operations (Unaudited) - For the Three
            Months Ended December 31, 2002 and December 31, 2001......................................5

          Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
            Months Ended December 31, 2002 and December 31, 2001......................................6

          Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................24

Item 4.   Controls and Procedures.....................................................................25

                             PART II

Item 2.   Changes in Securities and Use of Proceeds...................................................26

Item 6.   Exhibits and Reports on Form 8-K............................................................27


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

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


The consolidated financial statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31, SEPTEMBER 30,
                                                              2002          2002
                                                           (UNAUDITED)
                                                          ------------  ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                 $ 15,139     $ 18,807
  Restricted cash                                             40,126       19,840
  Accounts receivable, less allowance for doubtful
    accounts of $24,627 and $24,499, respectively             35,759       33,634
  Inventories                                                  1,100          956
  Prepaid expenses and other assets                           10,622        9,450
                                                            --------     --------

         Total current assets                                102,746       82,687

Property and equipment, net                                   10,167        9,506
Restricted cash                                                3,022       43,678
Intangible assets, net                                       174,157      127,398
Deferred financing costs and other assets                      4,639        4,844
                                                            --------     --------

         Total assets                                       $294,731     $268,113
                                                            ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             $ 40,126     $ 19,840
  Short-term debt                                                           3,480
  Current portion of long-term debt                            6,421        6,249
  Accounts payable                                             3,345        2,251
  Accrued expenses                                            23,157       25,504
  Taxes payable                                                5,056        4,756
                                                            --------     --------

         Total current liabilities                            78,105       62,080

Long-term debt                                               119,102      118,961
Deferred income taxes and other long term liabilities            889          875
                                                            --------     --------

         Total liabilities                                   198,096      181,916
                                                            --------     --------

Commitments and contingencies

Redeemable convertible preferred stock, 7,774 shares
   issued and outstanding (liquidation value of $35,213)   $  32,797    $  32,254

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000 shares, issued and outstanding - 7,774
    shares of Series A preferred stock                            78           78
  Common stock, $.01 par value; authorized
    62,000 shares, issued 22,505 and
    20,945 shares, respectively                                  225          209
  Additional paid-in capital                                 144,566      139,231
  Accumulated other comprehensive loss                          (860)      (3,112)
  Accumulated deficit                                        (78,482)     (80,785)
                                                           ---------    ---------

                                                              65,527       55,621
  Less notes receivable from officers                           (969)        (958)
  Less cost of treasury stock (266 shares)                      (720)        (720)
                                                           ---------    ---------

         Total stockholders' equity                           63,838       53,943
                                                           ---------    ---------
         Total liabilities and stockholders' equity        $ 294,731    $ 268,113
                                                           =========    =========





See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                             ---------------------------
                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2002           2001
                                                             ------------   ------------
Revenues:
    Net patient services                                       $ 66,529      $ 55,415
    Net infusion services                                         3,202         3,310
    Net respiratory, medical equipment and supplies sales         2,708         2,311
                                                               --------      --------

          Total revenues                                         72,439        61,036
                                                               --------      --------

Cost of revenues:
    Patient services                                             48,233        40,961
    Infusion services                                             2,414         2,448
    Respiratory, medical equipment and supplies sales             1,522         1,292
                                                               --------      --------

          Total cost of revenues                                 52,169        44,701
                                                               --------      --------

          Gross profit                                           20,270        16,335

Selling, general and administrative expenses                     12,994        10,427
                                                               --------      --------

          Operating income                                        7,276         5,908

Interest income                                                    (590)         (838)
Interest expense                                                  3,788         4,161
Foreign exchange loss                                                 8            13
                                                               --------      --------

          Income before income taxes and minority interest        4,070         2,572

Provision for income taxes                                        1,767         1,071
                                                               --------      --------

          Income before minority interest                         2,303         1,501

Minority interest                                                                  44
                                                               --------      --------

          Net income                                              2,303         1,457

Redeemable preferred dividend and accretion                         994
                                                               --------      --------

         Net income available to common shareholders           $  1,309      $  1,457
                                                               ========      ========

Net income per share of common stock:
          Basic                                                $   0.06      $   0.08
                                                               ========      ========
          Diluted                                              $   0.06      $   0.06
                                                               ========      ========

Weighted average number of common shares outstanding:
          Basic                                                  21,171        17,289
                                                               ========      ========
          Diluted                                                21,559        17,465
                                                               ========      ========



See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                   ---------------------------
                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                       2002          2001
                                                                                   ------------   ------------
Cash flows from operating activities:
    Net income                                                                      $  2,303      $  1,457
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                                589           590
            Amortization of debt issuance costs                                          560           510
            Write-off of debt discount                                                   601
            Provision for doubtful accounts                                              343           570
            Interest accrued on loans to officers                                        (11)
            Interest in kind                                                             152         1,028
            Minority interest                                                                           44
            Loss on sale of fixed assets                                                  24
    Changes in assets and liabilities, excluding the effect
        of businesses acquired and sold:
            Decrease in accounts receivable                                              793           802
            (Increase) decrease in inventories                                          (134)           18
            Increase in prepaid expenses and other assets                               (863)       (3,887)
            Decrease in accounts payable and other liabilities                        (2,373)         (789)
                                                                                      ------      --------

                Net cash provided by operating activities                              1,984           343
                                                                                      ------      --------
Cash flows from investing activities:
    Capital expenditures                                                                (915)         (974)
    Proceeds from sale of property and equipment                                           2            14
    Payments for acquisitions - net of cash acquired                                  (5,280)          (37)
    Proceeds limited to future acquisitions                                           21,683          (640)
    Payments on acquisitions payable                                                  (3,004)       (1,125)
                                                                                      ------      --------

                Net cash provided by (used in) investing activities                   12,486        (2,762)
                                                                                      ------      --------

Cash flows from financing activities:
    Payments for issuance costs                                                          (15)
    Payments on notes payable                                                        (15,239)
    Principal payments on long-term debt                                              (3,303)       (2,021)
                                                                                      ------      --------

                Net cash used in financing activities                                (18,557)       (2,021)
                                                                                      ------      --------

Effect of exchange rate on cash                                                          419          (204)
                                                                                      ------      --------

Decrease in cash                                                                      (3,668)       (4,644)

Cash and cash equivalents, beginning of period                                        18,807        15,357
                                                                                      ------      --------

Cash and cash equivalents, end of period                                            $ 15,139      $ 10,713
                                                                                    ========      ========

Supplemental cash flow information:
  Cash paid for interest                                                            $  2,627      $  2,488
                                                                                    ========      ========

  Cash paid for income taxes                                                        $  1,598      $  1,649
                                                                                    ========      ========

Supplemental disclosure of non-cash investing and financing activities:
        Details of business acquired in purchase transactions:
                Fair value of assets acquired                                       $  7,637
                                                                                    ========

                Liabilities assumed or incurred                                     $  2,209
                                                                                    ========

                Cash paid for acquisitions (including related expenses)             $  5,427
                Cash acquired                                                            147
                                                                                    --------

                Net cash paid for acquisitions                                      $  5,280
                                                                                    --------

        Issuance of common stock                                                    $  2,880
                                                                                    ========

        Notes issued for earned contingent consideration                            $ 34,671
                                                                                    ========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      Allied Healthcare International Inc. (the "Company") is one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. The Company operates a community-based network of over 110 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of the U.K. The Company provides healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through its U.K. operations, the Company also supplies medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

      The Company's United States ("U.S.") operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of the Company's revenues during the three months ended December 31, 2002.

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The balance sheet at September 30, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2002. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 2002 are not necessarily indicative of operating results for the full year.

2.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding, after giving effect to issuable shares per agreements. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive. For the three months ended December 31, 2001, diluted EPS of $0.06 reflects the diluted effect of common stock equivalents issued by the Company's U.K. subsidiary of approximately $0.02 per share.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.    EARNINGS INCOME PER SHARE (CONTINUED):

      The weighted average number of shares used in the basic and diluted earnings income per share computations for the three months ended December 31, 2002 and 2001 are as follows:

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         -------------------------
                                                                             2002         2001
                                                                         ------------  -----------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock                   21,171       17,289
      Effect of dilutive securities - stock options
       treasury stock method                                                     388          176
                                                                         -----------   ----------
      Shares used in computation of diluted EPS of common stock               21,559       17,465
                                                                         ============  ==========


3.    COMPREHENSIVE INCOME:

      Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, unrealized gains and losses on investments available for sale and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three months ended December 31, 2002 and 2001:

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                              ----------------------------
                                                  2002           2001
                                              -------------  -------------
      Net income                                $  2,303      $  1,457
      Change in cumulative translation             2,252          (517)
      adjustment
                                                --------      ---------
      Comprehensive income                      $  4,555      $    940
                                                ========      =========

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

5.    BUSINESS COMBINATIONS AND DISPOSALS:

      COMBINATIONS:

      On November 28, 2002 the Company completed its acquisition of Medic-One Group Limited, a supplier of temporary staffing to the National Health Services (the "NHS") hospitals and private hospitals in the U.K., The consideration included $4,642 in cash, and the issuance of 700 shares of the Company's common stock. The Company is also obligated to issue additional contingent consideration of up to approximately $13,734 dependent on earnings before income tax, depreciation

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      and amortization of the business in fiscal 2003 and fiscal 2004. The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of the Company's stock.

      On November 18, 2002 the Company completed its acquisition of Dalesway Nursing Services, a supplier of temporary staffing to NHS hospitals, local government authorities and private patients in the U.K. The consideration paid was $306 in cash.

      The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

      The transactions related to the acquisition of Medic-One Group Limited and other acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable in cash, of up to $17,000 in contingent consideration dependent upon future earnings of the acquired entities.

6.    NOTES PAYABLE:

      During the quarter ended December 31, 2002, the Company repaid, through TWUK, notes payable of $15,239 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $601 of related debt discount. The Company also issued notes payable of $34,671 during the quarter ended December 31, 2002 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the notes payable. The notes bear interest at rates ranging from 3.50% to 5.25%. The Company may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. The Company had outstanding notes payable of $40,126 at December 31, 2002 and related cash restricted to the payment of such notes classified as current in the accompanying consolidated balance sheet.

7.    COMMITMENTS AND CONTINGENCIES:

      Related to the acquisitions of flexible staffing agencies in the U.K., the Company has entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, in contingent consideration dependent upon future earnings of such acquired entities, as further discussed in Note 5.

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

      The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $1,100 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

8.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      During the three months ended December 31, 2002, the Company operated in two reportable business segments: (i) U.K. operations and (ii) U.S. Home Healthcare ("Home Healthcare") operations. The U.K. operations derive its revenues from healthcare services, principally nursing and ancillary services, and respiratory therapy products to patients throughout most of the U.K. The Home Healthcare operations derive its revenues from infusion and respiratory therapy services and the sale and lease of home medical equipment concentrated in New Jersey and New York.

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

8.    OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three months ended December 31, 2002 and 2001.

                                                         THREE MONTHS ENDED DECEMBER 31, 2002
                                                     ---------------------------------------------
                                                         U.K.           HOME
                                                      OPERATIONS     HEALTHCARE         TOTAL
                                                     ------------  ---------------  --------------
        Revenues to unaffiliated customers            $   67,998      $    4,441      $   72,439
                                                      ===========    ============     ===========

        Segment operating profit                      $    8,021      $      184      $    8,205
                                                      ===========    ============

        Corporate expenses                                                                  (929)
        Interest expense, net                                                             (3,198)
        Foreign exchange loss                                                                 (8)
                                                                                      -----------
        Income before income taxes and minority interest                              $    4,070
                                                                                      ===========

        Depreciation                                  $      388      $      199      $      587
                                                      ===========    ============
        Corporate depreciation                                                                 2
                                                                                      -----------
        Total depreciation                                                            $      589
                                                                                      ===========

        Identifiable assets, December 31, 2002        $  282,906      $    8,978      $  291,884
                                                      ===========    ============

        Corporate assets                                                                   2,847
                                                                                      -----------
        Total assets, December 31, 2002                                               $  294,731
                                                                                      ===========

        Capital expenditures                          $      757      $      156      $      913
                                                      ===========    ============
        Corporate capital expenditures                                                         2
                                                                                      -----------
        Total capital expenditures                                                    $      915
                                                                                      ===========



                                                         THREE MONTHS ENDED DECEMBER 31, 2001
                                                     ---------------------------------------------
                                                         U.K.            HOME
                                                      OPERATIONS      HEALTHCARE         TOTAL
                                                     ------------  ---------------  --------------
        Revenues to unaffiliated customers            $   56,582      $    4,454      $   61,036
                                                      ===========    ============     ===========

        Segment operating profit                      $    6,368      $      203      $    6,571
                                                      ===========    ============

        Corporate expenses                                                                  (663)
        Interest expense, net                                                             (3,323)
        Foreign exchange loss                                                                (13)
                                                                                      -----------

        Income before income taxes and minority                                       $    2,572
          interest
                                                                                      ===========

        Depreciation                                  $      411      $      175      $      586
                                                      ===========    ============
        Corporate depreciation                                                                 4
                                                                                      -----------
        Total depreciation                                                            $      590
                                                                                      ===========

        Identifiable assets, December 31, 2001        $  234,100      $    9,434      $  243,534
                                                      ===========    ============

        Corporate assets                                                                     760

                                                                                      -----------
        Total assets, December 31, 2001                                               $  244,294
                                                                                      ===========

        Capital expenditures                          $      856      $      109      $      965
                                                      ===========    ============
        Corporate capital expenditures                                                         9
                                                                                      -----------
        Total capital expenditures                                                    $      974
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

      The following tables present the changes in the carrying amount of goodwill for the three months ended December 31, 2002:

                                                         THREE MONTHS ENDED DECEMBER 31, 2002
                                            ---------------------------------------------------------------
                                                   U.K.             HOME        U.S.
                                                OPERATIONS       HEALTHCARE  CORPORATE          TOTAL
                                            ------------------ --------------------------     -------------
        Balance at September 30, 2002         $       121,214  $      3,884  $     2,300      $    127,398

        Goodwill acquired during quarter               43,421                                       43,421

        Foreign exchange difference                     3,338                                        3,338
                                             ----------------- ------------- ------------     -------------

        Balance at December 31, 2002          $       167,973  $      3,884  $     2,300      $    174,157
                                             ================= ============= ============     =============

      In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

      In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted FAS 145, effective October 1, 2001, and recorded a charge of $925 in interest expense in the fourth quarter of fiscal 2002.

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

10.   CORPORATE REORGANIZATION:

      On July 25, 2002, The Company consummated a reorganization (the "Reorganization") involving the Company and two of its U.K. subsidiaries - Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK"). Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare
      (UK) were exchanged for shares of the Company's common stock and shares of the Company's new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of the Company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of the Company's Series A preferred stock. The Company's management believes that the Reorganization resulted in the Company having a more straight-forward and integrated management and corporate structure.

      In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare (UK) in the refinancing of the Company's U.K. operation in 1999, was satisfied by either the exchange for shares of the Company's common stock or the right to receive a funding note (the "Loan Notes"); the Loan Notes holders were required to exchange the loan notes for shares of the Company's common stock. The satisfaction of accrued and unpaid interest for shares of the Company's common stock was exchanged at the rate of 0.3488 shares for every (pound)2.00 of Loan Notes. In fiscal 2002, the Company issued 117 shares of common stock in settlement of accrued and unpaid interest and the remaining 890 shares of common stock were issued in the first quarter of fiscal 2003.

      In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of 22,287 pounds sterling in exchange for all of the equity investments in TWUK not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. dollar and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58.

      The Company has registered, at its expense, the resale of all of the shares of common stock issued in the Reorganization and the shares of common stock issueable upon conversion of the Series A preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in the forward-looking statements.

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

Our United States ("U.S.") operations, which are concentrated in New York and New Jersey, supply infusion therapy, respiratory therapy and home medical equipment and accounted for less than 10% of our revenues during the three months ended December 31, 2002. We provide these services and products from the following reportable business segments:

      o    our U.K. operations, and

      o    our U.S. home healthcare operations.

On July 25, 2002, we consummated a reorganization (the "Reorganization") involving our company and two of our U.K. subsidiaries - Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK"). Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of our common stock and shares of our new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of our company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of our Series A preferred stock. We believe that the Reorganization resulted in our company having a more straight-forward and integrated management and corporate structure.

In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare
(UK) in the refinancing of our U.K. operation in 1999, was satisfied by either the exchange for shares of our common stock or the right to receive a funding note (the "Loan Notes"); the Loan Notes holders were required to exchange the loan notes for shares of our common stock. The satisfaction of accrued and unpaid interest for shares of our common stock was exchanged at the rate of
0.3488 shares for every (pound)2.00 of Loan Notes. In fiscal 2002, we issued 116,759 shares of common stock in settlement of accrued and unpaid interest and the remaining 890,098 shares of common stock were issued in the first quarter of fiscal 2003.

In the Reorganization, we issued an aggregate of 2,358,930 shares of our common stock and 7,773,660 shares of our Series A preferred stock with a liquidation preference of 22,286,869 pounds sterling in exchange for all of the equity investments in TWUK not already held by us and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. dollar and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58.


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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. In addition, goodwill will be evaluated annually in the fourth quarter. However, a more frequent evaluation would be performed if indicators of impairment were present.

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

Contingencies

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, in contingent consideration dependent upon future earnings of such acquired entities. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 vs. Three Months Ended December 31, 2001

Revenues

Total revenues for the three months ended December 31, 2002 and 2001 were $72,439,000 and $61,036,000, respectively, an increase of $11,403,000 or 18.7%.
This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($4,611,000) and acquisitions, principally Medic One Limited ($1,328,000). An increase of $5,464,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit

Total gross profit increased by $3,935,000 to $20,270,000 for the three months ended December 31, 2002 from $16,335,000 for the three months ended December 31, 2001. The favorable effects of changes in foreign exchange accounted for $1,462,000 of the increase. As a percentage of total revenue, gross profit for the three months ended December 31, 2002 increased to 28.0% from 26.8% for the comparable prior period. Gross margins for patient services increased (27.5% for the three months ended December 31, 2002 versus 26.1% for the comparable prior period) principally due to the mix in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins and the percentage of revenues derived from historical carer business which have higher margins. Gross margins in the respiratory, medical equipment and supplies sales were flat (43.8% for the three months ended December 31, 2002 versus 44.1% for the comparable prior period) and decreased for infusion services (24.6% for the three months ended December 31, 2002 versus 26.0% for the comparable prior period) principally due to increased product costs and mix.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2002 and 2001 was $ 12,994,000 and $10,427,000, respectively, an increase of $2,567,000 or 24.6%. Changes in foreign exchange accounted for $877,000 of this increase. The remaining increase was mainly a result of higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($1,690,000).

Interest Income

Total interest income for the three months ended December 31, 2002 was $590,000 compared to $838,000 for the three months ended December 31, 2001, which represents a decrease of $248,000. This decrease was principally attributable to lower levels of funds invested as well as decreases in interest rates.

Interest Expense

Total interest expense for the three months ended December 31, 2002 was $3,788,000 compared to $4,161,000 for the three months ended December 31, 2001, which represents a decrease of $373,000. Excluding $297,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $670,000. This decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes for shares of the Company's common stock as part of the Reorganization ($891,000). The decrease is also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the write-off of debt discount ($601,000) associated with the repayment of loan notes.

Foreign Exchange Loss

For the three months ended December 31, 2002, the Company realized a foreign exchange loss of $8,000 compared to $13,000 for the three months ended December 31, 2001.

Provision for Income Taxes

The Company recorded a provision for income taxes amounting to $1,767,000 or 43.4% of income before income taxes for the three months ended December 31, 2002 compared to a provision of $1,071,000 or 41.6% of income before income taxes for the three months ended December 31, 2001. The difference between the 43.4% effective tax rate for the three months ended December 31, 2002 and the statutory tax rate is mainly due to non-deductible interest expense and the Company's recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest

The Company recorded a charge for minority interest of $44,000 for the three months ended December 31, 2001. The minority interest represents the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale Nursing Bureau Limited ("Nightingale") consideration. In the fiscal year 2002 Reorganization the Company acquired these shares and the U.K. operations became wholly owned subsidiaries of the Company.

Net Income

As a result of the foregoing, the Company recorded net income of $2,303,000 for the three months ended December 31, 2002 compared to net income of $1,457,000 for the three months ended December 31, 2001.

Series A Preferred Stock Dividend

We accrued $866,000 of dividends for the three months ended December 31, 2002 for the Series A preferred stock issued in connections with the Reorganization and accreted $128,000 of costs related to the issuance of our Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

General

For the three months ended December 31, 2002, we generated cash of $1,984,000 from operating activities. Cash requirements for the three months ended December 31, 2002 for capital expenditures ($915,000), payments on acquisition payable ($3,004,000), payments of acquisitions ($5,280,000), payments on notes payable ($15,239,000) and payments on long-term debt ($3,303,000), were met through operating cash flows, restricted cash and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of December 31, 2002, we had acquired 266,200 shares for an aggregate purchase price of $720,000 which are reflected as treasury stock in the consolidated balance sheet at December 31, 2002.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

Restricted cash represents cash and cash equivalents, advanced under the refinancing of our U.K. operations, available for payment of consideration for certain permitted acquisitions under the Senior Credit Facility, including the payment of contingent consideration for completed transactions.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2002 and September 30, 2002, $35,759,000 (12.1%) and $33,634,000 (12.5%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to the acquisition of Medic-One Group Limited, a supplier of temporary staffing to NHS hospitals and private hospitals in the U.K., and timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Day's sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2002 and September 30, 2002, our average DSOs were 44 and 42, respectively.

Borrowings

General

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiaries, TWUK and its subsidiary obtained new financing denominated in pounds sterling, which aggregates approximately $170,903,000 at December 31, 2002. The financing consists of a $153,220,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility") and $17,683,000 in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility

The Senior Credit Facility consists of the following:

      o    $44,923,000 term loan A, maturing December 17, 2005;
      o $20,055,000 acquisition term loan B, maturing December 17, 2006, which may be drawn upon during the first nine years following closing;
      o $80,220,000 term loan C, maturing June 30, 2007, per the September 27, 2001 amendment,; and
      o    $8,022,000 revolving facility, maturing December 17, 2005.

Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.25% to 3.50% per annum. As of December 31, 2002, we had outstanding borrowings of $109,420,000 under the Senior Credit Facility that bore interest at a rate of 6.28% to 7.53%.

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

Mezzanine Loan

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. As of December 31, 2002, we had outstanding borrowings under the Mezzanine Loan of $16,103,000, which bore interest at a rate of 11.03%.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2002, we repaid, through TWUK, notes payable of $15,139,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $601,000 of related debt discount. We also issued notes payable of $34,671,000 during the quarter ended December 31, 2002 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 3.50% to 5.25%. In general, we may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. As of December 31, 2002, we had outstanding notes payable of $40,126,000 and related cash restricted to the payment of such notes classified as current in the accompanying Condensed Consolidated Balance Sheet.

Series A Preferred Stock

In connection with the Reorganization we issued 7,773,660 shares of our Series A preferred stock with a liquidation preference of 22,286,869 pounds sterling to certain equity investors in TWUK in exchange for 22,286,869 TWUK ordinary shares which were issued to such equity investors upon exercise of their TWUK equity warrants that had been issued to them in connection with the 1999 sale of the senior subordinated notes of Allied Healthcare (UK). The Series A preferred stock has been recorded net of issuance costs which are being accreted using the interest rate method through December 17, 2007. The exchange rate between the U.S. dollar and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The following summary highlights the terms of the Series A preferred stock.

Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.867 per year commencing on June 18, 2002. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach, as defined, which principally relate to the protection of the preferred stockholders rights. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. The Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of our company's shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to the our company's board of directors. In addition, the Series A preferred stock and our company's common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our company's board of directors.

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

Redemption. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require us to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation) or at any time after December 17, 2007 if we have paid our Senior Credit Facility and the Mezzanine Loan in full on or before such date. The redemption right can be exercised up to three times, but for not less than (pound)5 million on any one occasion (or such lower amount as is necessary to redeem all of the shares of Series A preferred stock then outstanding). Upon such a redemption, the holders of the Series A preferred stock will be entitled to receive an amount equal to the Series A Preference Amount.

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, of up to $17,000,000, at December 31, 2002, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with certain executive officers (our chief executive officer, our chief operating officer and our chief financial officer) that provide for minimum aggregate annual compensation of $1,055,000 in fiscal 2003. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding 12 months (in the case of our chief executive officer and our chief operating officer) or one times his base salary (in the case of our chief financial officer).

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options with extension dates in fiscal 2008 and 2013.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of December 31, 2002:

                                     Total Debt      Total Lease        Total Other            Total
                   Fiscal           Obligations      Obligations        Obligations         Obligations
                   ------         --------------------------------------------------------------------------
                   2003             $   43,177,000  $   1,448,000   $       3,266,000   $      47,891,000
                   2004                  8,985,000      1,380,000           5,872,000          16,237,000
                   2005                 11,231,000      1,222,000           7,862,000          20,315,000
                   2006                 29,681,000      1,132,000                              30,813,000
                   2007                 56,154,000      1,013,000                              57,167,000
                   Thereafter           16,421,000      2,447,000                              18,868,000
                                  ------------------------------------------------------------------------
                                    $  165,649,000  $   8,642,000   $      17,000,000   $     191,291,000
                                  ========================================================================

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of December 31, 2002.

Contingencies

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

In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 17, 1999 refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, on January 25, 2000, we hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expires December 31, 2003.

As of December 31, 2002, our Series A preferred stock ($32,797,000), net of unamortized issuance cost ($2,416,000) matures on December 31, 2008 and bears a fixed preferred dividend rate of 9.375%. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require us to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation) or at any time after December 17, 2007 if we have paid our Senior Credit Facility and the Mezzanine Loan in full on or before such date.

In connection with the acquisition of several U.K. flexible staffing agencies, we have notes payable of $40,126,000 at December 31, 2002. The notes payable are redeemable, at the holder's option, and bear interest ranging from 3.50% to 5.25% at December 31, 2002. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at December 31, 2002.

                                       EXPECTED       WEIGHTED AVERAGE
                   FISCAL              MATURITY             RATE
                  --------         ----------------  ------------------
                   2003             $    3,051,000     LIBOR +1.59%
                   2004                  8,985,000     LIBOR +2.25%
                   2005                 11,231,000     LIBOR +2.25%
                   2006                 29,681,000     LIBOR +3.26%
                   2007                 56,154,000     LIBOR +3.50%
                   Thereafter           16,421,000     LIBOR +7.00%
                                   ----------------
                                    $  125,523,000     LIBOR +3.66%
                                   ================

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $167,228,000 at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period of the date of the filing of this Quarterly Report, our company evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our chief executive officer (the "CEO") and chief financial officer (the "CFO").

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On November 28, 2002, the Company issued an aggregate of 669,738 shares of its common stock in connection with its acquisition of Medic-One Group Limited, a supplier of temporary staffing to National Health Service hospitals and private hospitals in the U.K. The shares were issued in a transaction exempt from registration pursuant to Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended, because, among other things, the shares were issued to two individuals in an acquisition transaction, each such individual represented that he or she was not a resident or citizen of the United States and that he or she was not purchasing or acquiring the shares for the account or benefit of any U.S. Person (as defined in Regulation S promulgated by the Securities and Exchange Commission), there was no general solicitation and restrictive legends were placed on the stock certificates representing the shares. The holders of such shares have certain registration rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

         3.7 Certificate of Amendment to the Certificate of Incorporation of our company which defines the rights of the Series A Convertible Preferred Stock, filed June 26, 2002 (incorporated herein by reference to Exhibit
         4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

         3.8 Certificate of Amendment to the Certificate of Incorporation of our company filed on February 12, 2003.

         10.1 Employment Agreement, dated as of October 30, 2002, between the Company and Daniel A. Bergeron (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

         99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S. C. (section) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         The Company filed on October 2, 2002 a Report on Form 8-K dated October 2, 2002, which included information required by Item 5 of Form 8-K. The Form 8-K disclosed the change in trading symbol from TWH to ADH. No financial statements were filed.

         The Company filed on November 7, 2002 a Report on Form 8-K dated November 7, 2002, which included information required by Item 5 of Form 8-K. The Form 8-K disclosed the appointment of Daniel A. Bergeron as the Chief Financial Officer of the Company. No financial statements were filed.

         The Company filed on November 20, 2002 a Report on Form 8-K dated November 19, 2002, which included information required by Items 5 and 7 of Form 8-K. The Form 8-K disclosed the issuance of the Company's press release announcing its earnings for the quarter and fiscal year ended September 30, 2002. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 13, 2003

                                       ALLIED HEALTHCARE INTERNATIONAL INC.

                                       By: /s/ Daniel A. Bergeron
                                           --------------------------
                                       Daniel A. Bergeron
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Duly Authorized to Sign on Behalf of
                                       Registrant)

                           CERTIFICATION FOR FORM 10-Q

      I, Timothy M. Aitken, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Allied Healthcare International Inc. (the "Registrant");

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

           (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

           (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003
                               /s/ Timothy M. Aitken
                               ---------------------
                               Timothy M. Aitken
                               Chairman of the Board and Chief Executive Officer (principal executive officer)

                           CERTIFICATION FOR FORM 10-Q

      I, Daniel A. Bergeron, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Allied Healthcare International Inc. (the "Registrant")

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

           (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

           (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003
                                     /s/ Daniel A. Bergeron
                                     -----------------------------
                                     Daniel A. Bergeron
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)