Form 10-Q
period 2003-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2003-05-14
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2003

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

                                  YES      NO  X
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                             Outstanding at May 8, 2003
Common Stock                                  22,261,945 Shares

                      ALLIED HEALTHCARE INTERNATIONAL INC.

                       SECOND QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I

Item 1.   Financial Statements (Unaudited)............................................................3

          Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and
            September 30, 2002........................................................................4

          Condensed Consolidated Statements of Operations (Unaudited) - For the Three
            and Six Months Ended March 31, 2003 and March 31, 2002....................................5

          Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
            Six Months Ended March 31, 2003 and March 31, 2002........................................6

          Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................34

Item 4.   Controls and Procedures.....................................................................36

                             PART II

Item 6.   Exhibits and Reports on Form 8-K............................................................37

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

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


The consolidated financial statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 MARCH 31,       SEPTEMBER 30,
                                                                  2003              2002
                                                               (UNAUDITED)
                                                              -------------     --------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                    $    18,283        $  18,278
  Restricted cash                                                   39,388           19,840
  Accounts receivable, less allowance for doubtful
    accounts of $23,131 and $22,849, respectively                   30,221           32,113
  Unbilled accounts receivable                                       8,890            7,046
  Assets of discontinued operations                                  8,569            8,733
  Inventories                                                          305              359
  Prepaid expenses and other assets                                  1,964            1,642
                                                              ------------        ---------
         Total current assets                                      107,620           88,011
Property and equipment, net                                          9,620            8,098
Restricted cash                                                      3,111           43,678
Goodwill                                                           170,585          123,514
Deferred financing costs and other assets                            4,227            4,812
                                                              ------------        ---------
         Total assets                                          $   295,163        $ 268,113
                                                              ============        =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                $    39,388        $  19,840
  Short-term debt                                                       --            3,480
  Current portion of long-term debt                                  6,303            6,249
  Liabilities of discontinued operations                             1,448            1,270
  Accounts payable                                                   3,294            1,505
  Accrued expenses                                                  24,626           24,936
  Taxes payable                                                      3,873            4,813
                                                              ------------        ---------
         Total current liabilities                                  78,932           62,093
Long-term debt                                                     117,144          118,961
Derivative liability                                                   701               --
Deferred income taxes and other long-term liabilities                  866              862
                                                              ------------        ---------
         Total liabilities                                         197,643          181,916
                                                              ------------        ---------
Commitments and contingencies
Redeemable convertible preferred stock, 7,774 shares
   issued and outstanding (liquidation value of $35,213)            32,915           32,254
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000 shares, issued and outstanding - 7,774
    shares of Series A preferred stock                                  78               78
  Common stock, $.01 par value; authorized
    62,000 shares, issued 22,528 and
    20,945 shares, respectively                                        225              209
  Additional paid-in capital                                       143,593          139,231
  Accumulated other comprehensive loss                              (2,635)          (3,112)
  Accumulated deficit                                              (74,956)         (80,785)
                                                              ------------        ---------
                                                                    66,305           55,621
  Less notes receivable from officers                                 (980)            (958)
  Less cost of treasury stock (266 shares)                            (720)            (720)
                                                              ------------        ---------
         Total stockholders' equity                                 64,605           53,943
                                                              ------------        ---------
         Total liabilities and stockholders' equity            $   295,163        $ 268,113
                                                              ============        =========



See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       ---------------------------    ------------------------------
                                                                        MARCH 31,        MARCH 31,      MARCH 31,         MARCH 31,
                                                                          2003             2002           2003              2002
                                                                       ----------      -----------     -----------     -------------
Revenues:
    Net patient services                                                $ 70,110        $ 56,358        $ 136,639       $ 111,773
    Net respiratory, medical equipment and supplies sales                  1,576           1,153            3,045           2,320
                                                                       ----------      ----------       ----------      ----------
          Total revenues                                                  71,686          57,511          139,684         114,093
                                                                       ----------      ----------       ----------      ----------
Cost of revenues:
    Patient services                                                      51,101          41,664           99,334          82,625
    Respiratory, medical equipment and supplies sales                        960             698            1,827           1,416
                                                                       ----------      ----------       ----------      ----------
          Total cost of revenues                                          52,061          42,362          101,161          84,041
                                                                       ----------      ----------       ----------      ----------
          Gross profit                                                    19,625          15,149           38,523          30,052
Selling, general and administrative expenses                              12,581           9,397           24,387          18,595
                                                                       ----------      ----------       ----------      ----------
          Operating Income                                                 7,044           5,752           14,136          11,457
Interest income                                                             (494)           (695)          (1,084)         (1,533)
Interest expense                                                           3,838           3,949            7,626           8,110
Foreign exchange loss                                                          3               7               11              20
                                                                       ----------      ----------       ----------      ----------
          Income before income taxes, minority interest and
             discontinued operations                                       3,697           2,491            7,583           4,860
Provision for income taxes                                                   109           1,088            1,876           2,159
                                                                       ----------      ----------       ----------      ----------
          Income before minority interest and discontinued operations      3,588           1,403            5,707           2,701
Minority interest                                                             --              42               --              86
                                                                       ----------      ----------       ----------      ----------
          Income from continuing operations                                3,588           1,361            5,707           2,615
(Loss) income from discontinued operations                                   (62)            265              122             468
                                                                       ----------      ----------       ----------      ----------
          Net income                                                       3,526           1,626            5,829           3,083
Redeemable preferred dividend and accretion                                  974              --            1,968              --
                                                                       ----------      ----------       ----------      ----------
          Net income available to common shareholders                   $  2,552        $  1,626        $   3,861       $   3,083
                                                                       ==========      ==========       ==========      ==========
Basic income per share of common stock from:
          Income from continuing operations                             $   0.11        $   0.08        $    0.17       $    0.15
          Income from discontinued operations                                 --            0.01             0.01            0.03
                                                                       ----------       ---------       -----------     ----------
          Net income                                                    $   0.11        $   0.09        $    0.18       $    0.18
                                                                       ==========      ==========       ==========      ==========
Diluted income per share of common stock from:
          Income from continuing operations                             $   0.11        $   0.06        $    0.17       $    0.12
          Income from discontinued operations                                 --            0.01               --            0.03
                                                                       ----------       ---------       -----------     ----------
          Net income                                                    $   0.11        $   0.07        $    0.17       $    0.15
                                                                       ==========      ==========       ==========      ==========
Weighted average number of common shares outstanding:
          Basic                                                           22,256          17,289           21,707          17,289
                                                                       ==========      ==========       ==========      ==========
          Diluted                                                         22,630          17,643           22,088          17,464
                                                                       ==========      ==========       ==========      ==========


See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                  ------------------------------
                                                                                   MARCH 31,           MARCH 31,
                                                                                     2003                2002
                                                                                  ----------          ----------
Cash flows from operating activities:
    Net income                                                                      $ 5,829            $  3,083
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Income from discontinued operations                                        (122)               (468)
            Depreciation and amortization                                               823                 670
            Amortization of debt issuance costs                                         952               1,007
            Write-off of debt discount                                                  607                  --
            Provision for doubtful accounts                                             433                 524
            Interest accrued on officers loans                                          (22)                 --
            Interest in kind                                                            308               2,049
            Minority interest                                                            --                  86
            Gain on sale of fixed assets                                                (63)                 --
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Decrease in accounts receivable                                           4,141               2,199
            Decrease (Increase) in inventories                                           57                 (47)
            Increase in prepaid expenses and other assets                            (2,059)             (4,986)
            (Decrease) increase in accounts payable and other liabilities              (423)              1,619
                                                                                  ----------         -----------
            Net cash provided by continuing operations                               10,461               5,736
            Net cash provided by discontinued operations                                464               1,824
                                                                                  ----------         -----------
                Net cash provided by operating activities                            10,925               7,560
                                                                                  ----------         -----------
Cash flows from investing activities:
    Capital expenditures                                                             (2,202)             (1,575)
    Proceeds from sale of property and equipment                                        107                  17
    Payments on acquisition payable                                                  (4,704)             (1,612)
    Payments for acquisitions - net of cash acquired                                 (7,268)               (104)
    Proceeds limited to future acquisitions                                          21,750              (1,271)
                                                                                  ----------         -----------
                Net cash provided by (used in) investing activities                   7,683              (4,545)
                                                                                  ----------         -----------
Cash flows from financing activities:
    Principal payments on long-term debt                                             (3,335)             (2,010)
    Payments on notes payable                                                       (15,389)                 --
    Proceeds from exercise of stock options                                               5                  --
    Payments for stock issuance costs                                                   (20)                 --
                                                                                  ----------         -----------
                Net cash used in financing activities                               (18,739)             (2,010)
                                                                                  ----------         -----------
Effect of exchange rate on cash                                                         136                (391)
                                                                                  ----------         ----------
Increase in cash                                                                          5                 614
Cash and cash equivalents, beginning of period                                       18,278              13,334
                                                                                  ----------         -----------
Cash and cash equivalents, end of period                                           $ 18,283           $  13,948
                                                                                  ==========         ===========
Supplemental cash flow information:
  Cash paid for interest                                                           $  5,360           $   4,643
                                                                                  ==========         ===========
  Cash paid for income taxes, net                                                  $  2,907           $   2,857
                                                                                  ==========         ===========
Supplemental disclosure of non-cash investing and financing activities: Details of business acquired in purchase transactions:
                Fair value of assets acquired                                      $  9,483
                                                                                  ==========
                Liabilities assumed or incurred                                    $  2,055
                                                                                  ==========
                Cash paid for acquisitions (including related expenses)            $  7,428
                Cash acquired                                                           160
                                                                                  ----------
                Net cash paid for acquisitions                                     $  7,268
                                                                                  ==========
        Issuance of common stock                                                   $  2,880
                                                                                  ==========
        Notes issued for earned contingent consideration                           $ 34,033
                                                                                  ==========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


1.    BASIS OF PRESENTATION:

      Allied Healthcare International Inc. (the "Company") is one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. The Company operates a community-based network of over 115 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of the U.K. The Company provides healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through its U.K. operations, the Company also supplies medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

      On April 16, 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare" for approximately $8,500 in cash. Home Healthcare, which comprised the Company's United States ("U.S.") operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") the Company has accounted for Home Healthcare as a discontinued operation as of March 31, 2003. The condensed consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported in discontinued operations.

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The balance sheet at September 30, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2002. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of operating results for the full year.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


2.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the assumed conversion of the 7,774 of redeemable convertible preferred stock could potentially dilute basic EPS. For the three and six months ended March 31, 2002 diluted EPS of $0.07 and $0.15, respectively, reflects the diluted effect of common stock equivalents issued by the Company's U.K. subsidiary of approximately $0.02 and $0.03 per share, respectively. At March 31, 2003 and 2002, the Company had outstanding stock options to purchase 1,262 and 579 shares, respectively, of common stock ranging in price from $4.31 to $7.25 per share, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

      The weighted average number of shares used in the basic and diluted earnings income per share computations for the three and six months ended March 31, 2003 and 2002 are as follows:

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    MARCH 31,             MARCH 31,
                                                             --------------------------------------------
                                                                2003      2002       2003        2002
                                                             --------- ---------- ----------- -----------
      Weighted average number of common shares
      outstanding as used in computation of basic
        EPS of common stock                                    22,256     17,289      21,707      17,289
      Effect of dilutive securities - stock options               374        354         381         175
                                                             --------- ---------- ----------- -----------
      Shares used in computation of diluted EPS of
        common stock                                           22,630     17,643      22,088      17,464
                                                             ========= ========== =========== ===========


3.    COMPREHENSIVE INCOME:

      Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and six months ended March 31, 2003 and 2002:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                      ----------------------------  --------------------------
                                                          2003           2002           2003           2002
                                                      -------------  -------------  -------------  -----------
      Net income                                        $  3,526      $  1,626        $  5,829       $  3,083
      Change in cumulative translation adjustment,
        net of income taxes                               (1,775)         (598)            477         (1,115)
                                                        --------      ---------     ----------      ---------
      Comprehensive income                              $  1,751      $  1,028        $  6,306       $  1,968
                                                        ========      =========      ==========      =========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


4.    RESTRICTED CASH:

      Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under the Company's senior credit facility, including the payment of contingent consideration, which have been advanced under the refinancing of the Company's U.K. operations.

      The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.


5.    ACQUISITIONS:

      On March 17, 2003, the Company completed its acquisitions of Ablecare Oxfordshire and Ablecare Northamptonshire, collectively referred to as "Ablecare", both suppliers of flexible healthcare staffing services primarily to local authority social services departments in the U.K. The consideration included a payment of $809 in cash and additional cash of $1,094 in contingent consideration dependent upon future earnings of the acquired entity.

      On January 13, 2003, the Company completed its acquisition of Yorkshire Careline, a supplier of nurses and carers to local authority social service departments in the U.K. The consideration included a payment of $965 in cash and additional cash of $643 in contingent consideration dependent upon future earnings of the acquired entity.

      On November 28, 2002, the Company completed its acquisition of Medic-One Group Limited, a supplier of temporary staffing to the National Health Service (the "NHS") hospitals and private hospitals in the U.K. The consideration included $4,642 in cash, and the issuance of 670 shares of the Company's common stock. The Company is also obligated to issue additional contingent consideration of up to approximately $13,481 dependent on earnings before income tax, depreciation and amortization of the business in fiscal 2003 and fiscal 2004. The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of the Company's stock.

      On November 18, 2002, the Company completed its acquisition of Dalesway Nursing Services, a supplier of temporary staffing to NHS hospitals, local government authorities and private patients in the U.K. The consideration paid was $306 in cash.

      The acquisitions have been accounted for as purchase business combinations and the pro forma results of operations and related per share information have not been presented as the amounts are considered immaterial. The preliminary purchase cost allocations for the above acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Then, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2003; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


5.    ACQUISITIONS (CONTINUED):

      Furthermore, the transactions related to the acquisition of Yorkshire Careline, Ablecare, Medic-One Group Limited and other acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable by a combination of cash and shares of the Company's stock, aggregating $16,399 as of March 31, 2003 in contingent consideration dependent upon future earnings of the acquired entities.


6.    NOTES PAYABLE:

      In the first quarter of fiscal 2003, the Company repaid, through its U.K. subsidiary, Transworld Healthcare (UK) Limited ("TWUK"), notes payable of $15,389 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $607 of related debt discount. The Company also issued notes payable of $34,033 during the quarter ended December 31, 2002 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the notes payable. The notes bear interest at rates ranging from 3.00% to 5.25%. The Company may not repay the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. The Company had outstanding notes payable of $39,388 at March 31, 2003 and related cash restricted to the payment of such notes classified as current in the accompanying consolidated balance sheet.


7.    DERIVATIVE INSTRUMENT:

      On March 20, 2003, the Company entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $78,245 of the Company's floating rate debt in a contract which expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be a liability of $701 as of March 31, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as interest expense or income, as appropriate.


8.    INCOME TAXES:

      The provision for income taxes from continuing operations for the three and six months ended March 31, 2003 was $109 and $1,876, respectively. In the second quarter of fiscal 2003, the Company recorded a $1,873 benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities.

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

      Some of the Company's subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Some of the Company's subsidiaries currently have pending such audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

      The Company is involved in various legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded, as of March 31, 2003, an accrual of approximately $945 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


10.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      As previously disclosed, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the three and six months ended March 31, 2003 and 2002, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes.

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three and six months ended March 31, 2003 and 2002.

                                                              THREE MONTHS ENDED MARCH 31, 2003
                                                              ---------------------------------
                                                                  U.K.
                                                                OPERATIONS            TOTAL
                                                              --------------      -------------
      Net patient services                                       $ 70,110
      Net respiratory, medical equipment and supplies               1,576
                                                                 --------
      Total revenues to unaffiliated customers                   $ 71,686            $ 71,686
                                                                 ========            ========
      Segment operating profit                                   $  7,912            $  7,912
                                                                 ========
      Corporate expenses                                                                 (868)
      Interest expense, net                                                            (3,344)
      Foreign exchange loss                                                                (3)
                                                                                     --------
      Income before income taxes and discontinued operations                         $  3,697
                                                                                     ========


                                                           THREE MONTHS ENDED MARCH 31, 2002
                                                           ---------------------------------
                                                                U.K.
                                                            OPERATIONS              TOTAL
                                                           ------------           ----------
      Net patient services                                   $ 56,358
      Net respiratory, medical equipment and supplies           1,153
                                                             --------
      Total revenues to unaffiliated customers               $ 57,511              $ 57,511
                                                             ========              ========
      Segment operating profit                               $  6,416              $  6,416
                                                             ========
      Corporate expenses                                                               (664)
      Interest expense, net                                                          (3,254)
      Foreign exchange loss                                                              (7)
                                                                                   --------
      Income before income taxes, minority
      interest and discontinued operations                                         $  2,491
                                                                                   ========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


10.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                       SIX MONTHS ENDED MARCH 31, 2003
                                                                       -------------------------------
                                                                            U.K.
                                                                         OPERATIONS           TOTAL
                                                                       -------------       ------------
        Net patient services                                             $ 136,639
        Net respiratory, medical equipment and supplies                      3,045
                                                                        -----------
        Total revenues to unaffiliated customers                         $ 139,684           $ 139,684
                                                                        ===========        ============
        Segment operating profit                                         $  15,933           $  15,933
                                                                        ===========
        Corporate expenses                                                                      (1,797)
        Interest expense, net                                                                   (6,542)
        Foreign exchange loss                                                                      (11)
                                                                                           ------------
        Income before income taxes and discontinued operations                               $   7,583
                                                                                           ============
        Depreciation                                                     $     819           $     819
                                                                        ===========
        Corporate depreciation                                                                       4
                                                                                           ------------
        Total depreciation                                                                   $     823
                                                                                           ============
        Identifiable assets, March 31, 2003                              $ 283,707           $ 283,707
                                                                        ===========
        Assets of discontinued operations                                                        8,569
        Corporate assets                                                                         2,887
                                                                                           ------------
        Total assets, March 31, 2003                                                         $ 295,163
                                                                                           ============
        Capital expenditures                                             $   2,197           $   2,197
                                                                        ===========
        Corporate capital expenditures                                                               5
                                                                                           ------------
        Total capital expenditures                                                           $   2,202
                                                                                           ============


                                                                           SIX MONTHS ENDED MARCH 31, 2002
                                                                       --------------------------------------
                                                                             U.K.
                                                                          OPERATIONS               TOTAL
                                                                       ------------------       -------------
        Net patient services                                             $ 111,773
        Net respiratory, medical equipment and supplies                      2.320
                                                                        -----------
        Total revenues to unaffiliated customers                         $ 114,093                $  114,093
                                                                        ===========             ============
        Segment operating profit                                         $  12,784                $   12,784
                                                                        ===========
        Corporate expenses                                                                            (1,327)
        Interest expense, net                                                                         (6,577)
        Foreign exchange loss                                                                            (20)
                                                                                                ------------
        Income before income taxes, minority interest and
        discontinued operations                                                                   $    4,860
                                                                                                ============
        Depreciation                                                     $     663                $      663
                                                                        ===========
        Corporate depreciation                                                                             7
                                                                                                ------------
        Total depreciation                                                                        $      670
                                                                                                ============
        Identifiable assets, March 31, 2002                              $ 235,573                $  235,573
                                                                        ===========
        Assets of discontinued operations                                                              9,845
        Corporate assets                                                                                 355
                                                                                                ------------
        Total assets, March 31, 2002                                                              $  245,773
                                                                                                ============
        Capital expenditures                                             $   1,565                $    1,565
                                                                        ===========
        Corporate capital expenditures                                                                    10
                                                                                                ------------
        Total capital expenditures                                                                $    1,575
                                                                                                ============

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


11.   IMPACT OF RECENT ACCOUNTING STANDARDS:

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, the Company adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. The Company completed its annual impairment test required under FAS 142 during the fourth quarter of fiscal 2002 and determined there is no impairment to its recorded goodwill balance.

      The following tables present the changes in the carrying amount of goodwill for the six months ended March 31, 2003:

                                                 SIX MONTHS ENDED MARCH 31, 2003
                                            -----------------------------------------
                                                U.K.          U.S.
                                             OPERATIONS     CORPORATE         TOTAL
                                            -----------     ---------      ----------
        Balance at September 30, 2002        $ 121,214       $ 2,300       $ 123,514
        Goodwill acquired during  year          46,023                        46,023
        Foreign exchange difference              1,048                         1,048
                                            -----------     ---------      ----------
        Balance at March 31, 2003            $ 168,285       $ 2,300       $ 170,585
                                            ===========     =========      ==========

      Of the $46,653 goodwill acquired during the year, $36,402 related to the Company's fiscal 2001 thru fiscal 2003 acquisitions of various flexible staffing agencies that had earned contingent consideration based upon the earnings of the acquired entities. The Company satisfied its obligation to pay under these contingent consideration agreements by cash payments as well as the issuance of notes payable. Accordingly, in the first quarter of fiscal 2003 the Company issued notes payable of $34,033 to satisfy amounts owed under these agreements. The notes predominately relate to the Company's September 27, 2001 acquisition of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


11.   IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

      In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Effective October 1, 2002, the Company has adopted FAS No. 144. On April 16, 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, Home Healthcare. In accordance with the provisions of FAS No. 144, the Company has accounted for Home Healthcare as a discontinued operation as of March 31, 2003 and the condensed consolidated financial statements reflect the assets and liabilities of the discontinued operation. The following table presents the financial results of the discontinued operation:

                                                THREE MONTHS ENDED MARCH 31,        SIX MONTHS MARCH 31,
                                                 2003                2002        2003                2002
                                               ----------------------------     --------------------------
      Revenues:
      Net infusion services                    $ 3,087            $ 3,284         $ 6,289         $ 6,594
      Net respiratory, medical equipment
         and supplies sales                      1,119              1,089           2,358           2,233
                                               -------            -------         -------         -------
                          Total revenues         4,206              4,373           8,647           8,827
                                               -------            -------         -------         -------
      Cost of revenues:
      Net infusion services                      2,390              2,384           4,804           4,832
      Net respiratory, medical equipment
          and supplies sales                       672                530           1,327           1,103
                                               -------            -------         -------         -------
                                                 3,062              2,914           6,131           5,935
                                               -------            -------         -------         -------
      Selling, general and
      administrative expenses                    1,206              1,194           2,394           2,424
                                               -------            -------         -------         -------
      (Loss) income from discontinued
      operations                               $   (62)           $   265         $   122         $   468
                                               =======            =======         =======         =======
      Diluted (loss) income per share
      from discontinued operations             $    --            $  0.01         $    --         $  0.03
                                               =======            =======         =======         =======

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


11.   IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

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

      In November 2002, the FASB approved FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements for annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on its consolidated financial statements.

      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FASB No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. In accordance with FAS No. 123, the Company continues to apply APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Adoption of FAS No. 148 did not have an impact on the Company's results of operations or financial position. Additional pro forma disclosures as to the amount of compensation costs and pro forma effect on net income and earning per share have not been made as the amounts are deemed immaterial.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


11.   IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its consolidated financial statements.

      In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133 and is effective for contracts entered into or modified after June 30, 2003. The Company is currently reviewing the impact of adopting FAS 149 on its consolidated financial position and results of operations.


12.   CORPORATE REORGANIZATION:

      On July 25, 2002, The Company consummated a reorganization (the "Reorganization") involving the Company and two of its U.K. subsidiaries - Allied Healthcare Group Limited ("Allied Healthcare (UK)") and TWUK. Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of the Company's common stock and shares of the Company's new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of the Company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of the Company's Series A preferred stock. The primary purpose of the Reorganization was the Company's desire to increase shareholder value by having the Company and its subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline the Company's corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing services market and, effectively convert the equity and subordinated debt investments in the Company's U.K. subsidiaries into direct investments in the Company. The Company's management believes that the Reorganization resulted in the Company having a more straight-forward and integrated management and corporate structure.

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


12.   CORPORATE REORGANIZATION (CONTINUED):

      issued 117 shares of common stock in settlement of accrued and unpaid interest and the remaining 890 shares of common stock were issued in the first quarter of fiscal 2003.

      In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of 22,287 pounds sterling in exchange for all of the equity investments in TWUK not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The common shares were valued at $3.91 per share which represented the closing price on AMEX of the Company's stock as of April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued at $35,213, excluding issuance costs, based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

      The Company has registered, at its expense, the resale of all of the shares of common stock issued in the Reorganization and the shares of common stock issueable upon conversion of the Series A preferred stock.


13.   SUBSEQUENT EVENT:

      On April 11, 2003 the Company completed its acquisition of First Force Medical Recruitments Limited, a supplier of flexible healthcare staffing services primarily to military and NHS hospitals in the U.K. The consideration included a payment of $787 in cash and additional cash of $1,966 in contingent consideration dependent upon future earnings of the acquired entity.

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

We are one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. We operate a community-based network of over 115 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of the U.K. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through our U.K. operations, we also supply medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare". Home Healthcare, which comprised our United States ("U.S.") operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home Healthcare as a discontinued operation as of March 31, 2003. The condensed consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported in discontinued operations.

On July 25, 2002, we consummated a reorganization (the "Reorganization") involving our company and two of our U.K. subsidiaries - Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK"). Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of our common stock and shares of our new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of our company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of our Series A preferred stock. The primary purpose of the Reorganization was our desire to increase shareholder value by having us and our subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline our corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing services market and, effectively convert the equity and subordinated debt investments in our U.K. subsidiaries into direct investments in us. We believe that the Reorganization resulted in our company having a more straight-forward and integrated management and corporate structure.

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

In the Reorganization, we issued an aggregate of 2,358,930 shares of our common stock and 7,773,660 shares of our Series A preferred stock with a liquidation preference of 22,286,869 pounds sterling in exchange for all of the equity investments in TWUK not already held by us and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The common shares were valued at $3.91 per share which represented the closing price on AMEX of our stock as of April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued at $35,213,000, excluding issuance costs, based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.


CRITICAL ACCOUNTING POLICIES

Accounts Receivable

We are required to estimate the collectibility of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

Goodwill

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. In addition, goodwill is evaluated for impairment annually in the fourth quarter. However, a more frequent evaluation would be performed if indicators of impairment were present.

Deferred Income Taxes

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which account for over 95% of our company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services and are billed at fixed rates. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis). Revenue from the sale of pharmaceuticals and supplies are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

We receive a majority of our revenue from the National Health Service (the "NHS") and other U.K. governmental payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Revenues

Total revenues for the three months ended March 31, 2003 and 2002 were $71,686,000 and $57,511,000, respectively, an increase of $14,175,000 or 24.6%.
This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($3,236,000) and acquisitions ($2,866,000) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($250,000). An increase of $7,823,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit

Total gross profit increased by $4,476,000 to $19,625,000 for the three months ended March 31, 2003 from $15,149,000 for the three months ended March 31, 2002. The favorable effects of changes in foreign exchange accounted for $2,146,000 of the increase. As a percentage of total revenue, gross profit for the three months ended March 31, 2003 increased to 27.4% from 26.3% for the comparable prior period. Gross margins for patient services increased (27.1% for the three months ended March 31,

2003 versus 26.1% for the comparable prior period) principally due to the mix in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins and the percentage of revenues derived from historical carer business, which have higher margins. Gross margins in the respiratory, medical equipment and supplies sales were relatively consistent (39.1% for the three months ended March 31, 2003 versus 39.5% for the comparable prior period).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 was $12,581,000 and $9,397,000, respectively, an increase of $3,184,000 or 33.9%. Changes in foreign exchange accounted for $1,276,000 of this increase. The remaining increase was mainly a result of higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($1,691,000).

Interest Income

Total interest income for the three months ended March 31, 2003 was $494,000 compared to $695,000 for the three months ended March 31, 2002, which represents a decrease of $201,000. This decrease was principally attributable to lower levels of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($55,000).

Interest Expense

Total interest expense for the three months ended March 31, 2003 was $3,838,000 compared to $3,949,000 for the three months ended March 31, 2002, which represents a decrease of $111,000. Excluding the $404,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $515,000. This decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes for shares of our company's common stock as part of the Reorganization ($889,000). The decrease is also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the recording of a $707,000 charge, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, related to a change in the fair value of our company's interest rate cap and collar agreement.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $109,000 or 2.9% of income before income taxes and discontinued operations for the three months ended March 31, 2003 compared to a provision of $1,088,000 or 43.7% of income before income taxes, minority interest and discontinued operations for the three months ended March 31, 2002. Included in the tax provision for the three months ended March 31, 2003 is a $1,873,000 benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $1,982,000 or 53.6% of income before income taxes and discontinued operations for the three months ended March 31, 2003. The difference between the 53.6% effective tax rate for the three months ended March 31, 2003 and the statutory tax rate is mainly due to non-deductible interest expense and to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest

We recorded a charge for minority interest of $42,000 for the three months ended March 31, 2002. The minority interest represents the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale Nursing Bureau Limited ("Nightingale") consideration. In the fiscal year 2002 Reorganization, we acquired these shares and the U.K. operations became wholly-owned subsidiaries of our company.

(Loss) Income From Discontinued Operations

Discontinued operations resulted in a loss of $62,000 for the three months ended March 31, 2003 versus net income of $265,000 for the three months ended March 31, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries. Home Healthcare which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home Healthcare as a discontinued operation as of March 31, 2003. The following table presents the financial results of the discontinued operation:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                2003                      2002
                                                              ----------------------------------
Revenues:
Net infusion services                                         $   3,087               $  3,284
Net respiratory, medical equipment and supplies sales             1,119                  1,089
                                                              ---------               --------
                    Total revenues                                4,206                  4,373
                                                              ---------               --------
Cost of revenues:
Net infusion services                                             2,390                  2,384
Net respiratory, medical equipment and supplies sales               672                    530
                                                              ---------               --------
                                                                  3,062                  2,914
                                                              ---------               --------
Selling, general and administrative expenses                      1,206                  1,194
                                                              ---------               --------
(Loss) income from discontinued operations                    $     (62)              $    265
                                                              =========               ========
Diluted  (loss) income per share from
discontinued operations                                       $      --               $   0.01
                                                              =========               ========

Net Income

As a result of the foregoing, we recorded net income of $3,526,000 for the three months ended March 31, 2003 compared to net income of $1,626,000 for the three months ended March 31, 2002.

Series A Preferred Stock Dividend

We accrued $856,000 of dividends for the three months ended March 31, 2003 for the Series A preferred stock issued in connection with the Reorganization and accreted $118,000 of costs related to the issuance of our Series A preferred stock.

Six Months Ended March 31, 2003 vs. Six Months Ended March 31, 2002

Revenues

Total revenues for the six months ended March 31, 2003 and 2002 were $139,684,000 and $114,093,000, respectively, an increase of $25,591,000 or
22.4%. This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($7,678,000) and acquisitions ($4,085,000) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($433,000). An increase of $13,395,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit

Total gross profit increased by $8,471,000 to $38,523,000 for the six months ended March 31, 2003 from $30,052,000 for the six months ended March 31, 2002. The favorable effects of changes in foreign exchange accounted for $3,694,000 of the increase. As a percentage of total revenue, gross profit for the six months ended March 31, 2003 increased to 27.6% from 26.3% for the comparable prior period. Gross margins for patient services increased (27.3% for the six months ended March 31, 2003 versus 26.1% for the comparable prior period) principally due to the mix in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins and the percentage of revenues derived from historical carer business, which have higher margins. Gross margins in the respiratory, medical equipment and supplies sales were relatively consistent (40.0% for the six months ended March 31, 2003 versus 39.0% for the comparable prior period).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended March 31, 2003 and 2002 was $24,387,000 and $18,595,000, respectively, an increase of $5,792,000 or 31.1%. Changes in foreign exchange accounted for $2,166,000 of this increase. The remaining increase was mainly a result of higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($3,482,000).

Interest Income

Total interest income for the six months ended March 31, 2003 was $1,084,000 compared to $1,533,000 for the six months ended March 31, 2002, which represents a decrease of $449,000. This decrease was principally attributable to lower levels of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($102,000).

Interest Expense

Total interest expense for the six months ended March 31, 2003 was $7,626,000 compared to $8,110,000 for the six months ended March 31, 2002, which represents a decrease of $484,000. Excluding the $715,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $1,199,000. This decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes for shares of our company's common stock as part of the Reorganization ($1,780,000). This decrease is also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the write-off of debt discount ($607,000) associated with the repayment of loan notes and by the recording of a $707,000 charge, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, related to a change in the fair value of our company's interest rate cap and collar agreement.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1,876,000 or 24.7% of income before income taxes and discontinued operations for the six months ended March 31, 2003 compared to a provision of $2,159,000 or 44.4% of income before income taxes, minority interest and discontinued operations for the six months ended March 31, 2002. Included in the tax provision for the six-months ended March 31, 2003 is a benefit related to the reversal of an estimated income tax liability ($1,873,000) for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $3,749,000 or 49.4% of income before income taxes and discontinued operations for the six months ended March 31, 2003. The difference between the 49.4% effective tax rate for the six months ended March 31, 2003 and the statutory tax rate is mainly due to non-deductible interest expense and to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest

We recorded a charge for minority interest of $86,000 for the six months ended March 31, 2002. The minority interest represents the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. In the fiscal year 2002 Reorganization, we acquired these shares and the U.K. operations became wholly-owned subsidiaries of our company.

Income From Discontinued Operations

Discontinued operations resulted in income of $122,000 for the six months ended March 31, 2003 compared to income of $468,000 for the six months ended March 31, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries. Home Healthcare which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home

Healthcare as a discontinued operation as of March 31, 2003. The following table presents the financial results of the discontinued operation:

                                                               SIX MONTHS ENDED MARCH 31,
                                                             2003                     2002
                                                           ---------------------------------
Revenues:
Net infusion services                                      $ 6,289                $ 6,594
Net respiratory, medical equipment and supplies sales        2,358                  2,233
                                                           -------                -------
                    Total revenues                           8,647                  8,827
                                                           -------                -------
Cost of revenues:
Net infusion services                                        4,804                  4,832
Net respiratory, medical equipment and supplies sales        1,327                  1,103
                                                           -------                -------
                                                             6,131                  5,935
                                                           -------                -------
Selling, general and administrative expenses                 2,394                  2,424
                                                           -------                -------
Income from discontinued operations                        $   122                $   468
                                                           =======                =======
Diluted income per share from discontinued
operations                                                 $    --                $  0.03
                                                           =======                =======

Net Income

As a result of the foregoing, we recorded net income of $5,829,000 for the six months ended March 31, 2003 compared to net income of $3,083,000 for the six months ended March 31, 2002.

Series A Preferred Stock Dividend

We accrued $1,722,000 of dividends for the six months ended March 31, 2003 for the Series A preferred stock issued in connection with the Reorganization and accreted $246,000 of costs related to the issuance of our Series A preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

General

For the six months ended March 31, 2003, we generated cash of $10,925,000 from operating activities. Cash requirements for the six months ended March 31, 2003 for capital expenditures ($2,202,000), payments on acquisition payable ($4,704,000), payments for acquisitions ($7,268,000), payments on notes payable ($15,389,000) and payments on long-term debt ($3,335,000), were met through operating cash flows, restricted cash and cash on hand.

In May 2003, we initiated another stock repurchase program, whereby we may purchase up to approximately $3,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of March 31, 2003, we had acquired 266,200 shares for an aggregate purchase price of $720,000 which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2003.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under our senior credit facility, including the payment of contingent consideration, which have been advanced under the refinancing of our company's U.K. operations.

The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2003 and September 30, 2002, $30,221,000 (10.2%) and $32,113,000 (12.0%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to improvements in credit controls to ensure cash collections on a timelier basis.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2003 and September 30, 2002, our average DSOs were 38 and 42, respectively.

Borrowings

General

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiaries, TWUK and its subsidiary obtained new financing denominated in pounds sterling, which aggregates availability of approximately $167,914,000 at March 31, 2003. The financing consists of a $150,403,000 senior collateralized term and revolving credit facility (the "Senior Credit Facility") and $17,511,000 in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility

The Senior Credit Facility consists of the following:

     o   $44,097,000 term loan A, maturing December 17, 2005;

     o   $19,686,000 acquisition term loan B, maturing December 17, 2006;

     o $78,745,000 term loan C, maturing June 30, 2007, per the September 27, 2001 amendment,; and

     o   $7,875,000 revolving facility, maturing December 17, 2005.

Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. As of March 31, 2003, we had outstanding borrowings of $107,408,000 under the Senior Credit Facility that bore interest at a rates ranging from 5.65% to 7.15%.

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following:

     o   the incurrence of liens;

     o   the incurrence of indebtedness;

     o   certain fundamental corporate changes;

     o   dividends (including distributions to us);

     o   the making of specified investments; and

     o   certain transactions with affiliates.

In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. As of March 31, 2003, we are in compliance with such covenants.

The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

Mezzanine Loan

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. As of March 31, 2003, we had outstanding borrowings under the Mezzanine Loan of $16,039,000, which bore interest at a rate of 10.65%.

Notes Due in Connection with Acquisitions

In the first quarter of fiscal 2003, we repaid, through TWUK, notes payable of $15,389,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $607,000 of related debt discount. We also issued notes payable of $34,033,000 during the quarter ended December 31, 2002 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 3.00% to 5.25%. In general, we may not repay the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. As of March 31, 2003, we had outstanding notes payable of $39,388,000 and related cash restricted to the payment of such notes classified as current in the accompanying Condensed Consolidated Balance Sheet.

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

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock in respect of their shares, a liquidation preference equal to (pound)2.867 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which we refer to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of our company , such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

Conversion into Common Stock. Each share of Series A preferred stock is currently convertible, at the option of the holder thereof, into one share of common stock without the payment of additional consideration. Subject to the satisfaction of certain conditions, we have the right to require the holders of the Series A preferred stock to convert all, but not less than all, of their shares into common stock. At issuance, as the value of the common stock into which the preferred share would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

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

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, of up to $16,399,000, as of March 31, 2003, in contingent consideration dependent upon future earnings of such acquired entities.

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

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of March 31, 2003:

                   Total Debt      Total Lease     Total Other        Total
 Fiscal           Obligations      Obligations     Obligations     Obligations
 ------         ----------------------------------------------------------------
 2003             $   42,383,000  $     922,000   $   2,918,000   $  46,223,000
 2004                  8,819,000      1,356,000       5,764,000      15,939,000
 2005                 11,024,000      1,165,000       7,717,000      19,906,000
 2006                 29,136,000      1,057,000                      30,193,000
 2007                 55,122,000        945,000                      56,067,000
 Thereafter           16,351,000      2,324,000                      18,675,000
                ----------------------------------------------------------------
                  $  162,835,000  $   7,769,000   $  16,399,000   $ 187,003,000
                ================================================================

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of March 31, 2003.

Contingencies

Some of our subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Currently, some of our subsidiaries have pending audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and have recorded an accrual of approximately $945,000 to cover our estimated exposure related to these matters. We believe these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.

Impact of Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS
142. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Under FAS 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, we adopted FAS 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS 142, previously recognized goodwill was tested for impairment. We completed the annual impairment test required by FAS 142 during the fourth quarter of fiscal 2002 and determined that there was no impairment to our recorded goodwill balance.

In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Effective October 1, 2002, the Company has adopted FAS No. 144. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries, Home Healthcare. In accordance with the provisions of FAS No. 144, we have accounted for Home Healthcare as a discontinued operation .

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. We adopted FAS 145, effective October 1, 2001, and we recorded a charge of $925,000 in interest expense in the fourth quarter of fiscal 2002.

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

In November 2002, the FASB approved FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No.

34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements for annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FASB No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. In accordance with FAS No. 123, we continue to apply APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Adoption of FAS No. 148 did not have an impact on our company's results of operations or financial position. Additional pro forma disclosures as to the amount of compensation costs and pro forma effect on net income and earning per share have not been made as the amounts are deemed immaterial.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133 and is effective for contracts entered into or modified after June 30, 2003. We are currently reviewing the impact of adopting FAS 149 on our consolidated financial position and results of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 17, 1999 refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, January 25, 2000, we capped our interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expires June 30, 2003. Subsequently, on March 20, 2003, we entered into a new Rate Cap Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $78,245,000 of our floating rate debt in a contract which expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be a liability of $701,000 as of March 31, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as interest expense or income, as appropriate.

As of March 31, 2003, our Series A preferred stock ($32,915,000), net of unamortized issuance cost ($2,298,000) matures on December 31, 2008 and bears a fixed preferred dividend rate of 9.375%. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require us to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation) or at any time after December 17, 2007 if we have paid our Senior Credit Facility and the Mezzanine Loan in full on or before such date.

In connection with the acquisition of several U.K. flexible staffing agencies, we have notes payable of $39,388,000 at March 31, 2003. The notes payable are redeemable, at the holder's option, and bear interest ranging from 2.00% to 5.25% as of March 31, 2003. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates as of March 31, 2003.

                                       EXPECTED           WEIGHTED AVERAGE
                   FISCAL              MATURITY                 RATE
                                  ------------------------------------------
                   2003             $    2,995,000          LIBOR +1.59%
                   2004                  8,819,000          LIBOR +2.25%
                   2005                 11,024,000          LIBOR +2.25%
                   2006                 29,136,000          LIBOR +3.26%
                   2007                 55,122,000          LIBOR +3.50%
                   Thereafter           16,351,000          LIBOR +7.00%
                                  -----------------
                                    $  123,447,000          LIBOR +3.66%
                                  =================

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $164,307,000 as of March 31, 2003.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          10.1 Stock Purchase Agreement by and between PromptCare Acquisition Corporation and Allied Healthcare International Inc. dated as of April
          16. 2003 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003).

          99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S. C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S. C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)    Reports on Form 8-K.

          The Company filed on February 11, 2003 a Report on Form 8-K dated February 11, 2003, which included information required by Items 5 and 7 of Form 8-K. The Form 8-K disclosed the issuance of the Company's press release announcing its earnings for the quarter ended December 31, 2002. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 2003

                                      ALLIED HEALTHCARE INTERNATIONAL INC.

                                      By: /s/ Daniel A.Bergeron
                                          ----------------------
                                              Daniel A. Bergeron
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer and Duly Authorized to
                                              Sign on Behalf of Registrant)

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


Date:         May 14, 2003


                                       /s/ Timothy M. Aitken
                                       -----------------------------------------
                                       Timothy M. Aitken
                                       Chairman of the Board and Chief Executive
                                       Officer (principal executive officer)

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


Date:         May 14, 2003


                                          /s/ Daniel A. Bergeron
                                          --------------------------------------
                                          Daniel A. Bergeron
                                          Vice President and Chief Financial
                                          Officer (principal financial officer)