Form 10-Q
period 2003-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2003-08-13
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2003

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

                              YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at August 11, 2003
   Common Stock                                       22,172,272 Shares

                      ALLIED HEALTHCARE INTERNATIONAL INC.

                        THIRD QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1.  Financial Statements (Unaudited)......................................3

            Consolidated Balance Sheets - June 30, 2003 (Unaudited)
              and September 30, 2002...........................................4

            Consolidated Statements of Operations (Unaudited) -
              For the Three and Nine Months Ended June 30, 2003
              and June 30, 2002 ...............................................5

            Consolidated Statements of Cash Flows (Unaudited) -
              For the Nine Months Ended June 30, 2003 and
              June 30, 2002 ...................................................6

            Notes to Condensed Consolidated Financial Statements (Unaudited) ..7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........36

Item 4.  Controls and Procedures..............................................38

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders..................39

Item 6.  Exhibits and Reports on Form 8-K.....................................40



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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).


The consolidated financial statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          JUNE 30,                    SEPTEMBER 30,
                                                                           2003                           2002
                                                                        (UNAUDITED)
                                                                   ---------------------          ---------------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                        $              19,255          $              18,278
  Restricted cash                                                                 37,313                         19,840
  Accounts receivable, less allowance for doubtful
    accounts of $3,022 and $22,849, respectively                                  37,598                         32,113
  Unbilled accounts receivable                                                     9,997                          7,046
  Assets of discontinued operations                                                 --                            8,733
  Inventories                                                                        313                            359
  Prepaid expenses and other assets                                                1,761                          1,642
                                                                   ---------------------          ---------------------

         Total current assets                                                    106,237                         88,011

Property and equipment, net                                                       10,362                          8,098
Restricted cash                                                                    3,309                         43,678
Goodwill                                                                         179,791                        123,514
Deferred financing costs and other assets                                          4,006                          4,812
                                                                   ---------------------          ---------------------

         Total assets                                              $             303,705          $             268,113
                                                                   =====================          =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                    $              37,313          $              19,840
  Short-term debt                                                                   --                            3,480
  Current portion of long-term debt                                                8,915                          6,249
  Liabilities of discontinued operations                                             935                          1,270
  Accounts payable                                                                 2,414                          1,505
  Accrued expenses                                                                27,890                         24,936
  Taxes payable                                                                    3,920                          4,813
                                                                   ---------------------          ---------------------

         Total current liabilities                                                81,387                         62,093

Long-term debt                                                                   117,238                        118,961
Derivative liability                                                               1,419                           --
Deferred income taxes and other long-term liabilities                                901                            862
                                                                   ---------------------          ---------------------

         Total liabilities                                                       200,945                        181,916
                                                                   ---------------------          ---------------------

Commitments and contingencies

Redeemable convertible preferred stock, 7,774 shares
   issued and outstanding (liquidation value of $35,213)                          33,033                         32,254
                                                                   ---------------------          ---------------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000 shares, issued and outstanding - 7,774
    shares of Series A preferred stock                                                78                             78
  Common stock, $.01 par value; authorized
    62,000 shares, issued 22,575 and
    20,945 shares, respectively                                                      226                            209
  Additional paid-in capital                                                     142,630                        139,231
  Accumulated other comprehensive income (loss)                                    1,905                         (3,112)
  Accumulated deficit                                                            (72,836)                       (80,785)
                                                                   ---------------------          ---------------------

                                                                                  72,003                         55,621
  Less notes receivable from officers                                               (991)                          (958)
  Less cost of treasury stock (408 and 266 shares, respectively)                  (1,285)                          (720)
                                                                   ---------------------          ---------------------

         Total stockholders' equity                                               69,727                         53,943
                                                                   ---------------------          ---------------------
         Total liabilities and stockholders' equity                $             303,705          $             268,113
                                                                   =====================          =====================

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      ----------------------------    ----------------------------
                                                                        JUNE 30,         JUNE 30,       JUNE 30,         JUNE 30,
                                                                         2003             2002           2003             2002
                                                                      -----------      -----------    -----------      -----------
Revenues:
    Net patient services                                              $    73,652      $    59,371    $   210,291      $   171,144
    Net respiratory, medical equipment and supplies sales                   1,622            1,216          4,667            3,536
                                                                      -----------      -----------    -----------      -----------

          Total revenues                                                   75,274           60,587        214,958          174,680
                                                                      -----------      -----------    -----------      -----------

Cost of revenues:
    Patient services                                                       53,750           43,465        153,084          126,090
    Respiratory, medical equipment and supplies sales                         929              710          2,756            2,126
                                                                      -----------      -----------    -----------      -----------

          Total cost of revenues                                           54,679           44,175        155,840          128,216
                                                                      -----------      -----------    -----------      -----------

          Gross profit                                                     20,595           16,412         59,118           46,464

Selling, general and administrative expenses                               13,663           17,648         38,050           36,243
                                                                      -----------      -----------    -----------      -----------

          Operating income (loss)                                           6,932           (1,236)        21,068           10,221


Interest income                                                              (491)            (720)        (1,575)          (2,253)
Interest expense                                                            3,853            4,168         11,479           12,278
Foreign exchange loss (gain)                                                    3               (2)            14               18
                                                                      -----------      -----------    -----------      -----------

          Income (loss) before income taxes, minority interest
             and discontinued operations                                    3,567           (4,682)        11,150              178

Provision for income taxes                                                  1,828              983          3,704            3,142
                                                                      -----------      -----------    -----------      -----------

          Income (loss) before minority interest and
             discontinued operations                                        1,739           (5,665)         7,446           (2,964)

Minority interest                                                            --                 34           --                120
                                                                      -----------      -----------    -----------      -----------

          Income (loss) from continuing operations                          1,739           (5,699)         7,446           (3,084)
                                                                      -----------      -----------    -----------      -----------

Discontinued operations:
(Loss) income from discontinued operations                                   (138)             234            (16)             702
Gain on disposal of subsidiaries, net of taxes of $775                        519             --              519             --
                                                                      -----------      -----------    -----------      -----------

                                                                              381              234            503              702
                                                                      -----------      -----------    -----------      -----------

          Net income (loss)                                                 2,120           (5,465)         7,949           (2,382)

Redeemable preferred dividend and accretion                                 1,003              114          2,971              114
                                                                      -----------      -----------    -----------      -----------

          Net income (loss) available to common shareholders          $     1,117      $    (5,579)   $     4,978      $    (2,496)
                                                                      ===========      ===========    ===========      ===========


Basic income (loss) per share of common stock from:
          Income (loss) from continuing operations                    $      0.03      $     (0.31)   $      0.21      $     (0.18)
          Income from discontinued operations                                0.02             0.01           0.02             0.04
                                                                      -----------      -----------    -----------      -----------
          Net income (loss) available to common shareholders          $      0.05      $     (0.30)   $      0.23      $     (0.14)
                                                                      ===========      ===========    ===========      ===========

Diluted income (loss) per share of common stock from:
          Income (loss) from continuing operations                    $      0.03      $     (0.31)   $      0.20      $     (0.18)
          Income from discontinued operations                                0.02             0.01           0.02             0.04
                                                                      -----------      -----------    -----------      -----------
          Net income (loss) available to common shareholders          $      0.05      $     (0.30)   $      0.22      $     (0.14)
                                                                      ===========      ===========    ===========      ===========

Weighted average number of common shares outstanding:
          Basic                                                            22,239           18,701         21,885           17,760
                                                                      ===========      ===========    ===========      ===========
          Diluted                                                          22,557           18,701         22,245           17,760
                                                                      ===========      ===========    ===========      ===========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                        --------------------------------------
                                                                                           JUNE 30,                JUNE 30,
                                                                                            2003                     2002
                                                                                        --------------          --------------
Cash flows from operating activities:
    Net income (loss)                                                                   $        7,949          $       (2,382)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
            Income from discontinued operations                                                   (503)                   (702)
            Depreciation and amortization                                                        1,290                   1,034
            Amortization of debt issuance costs                                                  1,443                   1,731
            Write-off of debt discount                                                             611                    --
            Provision for doubtful accounts                                                        713                   1,186
            Stock based compensation                                                                                     4,217
            Interest accrued on officers' loans                                                    (33)                     (7)
            Interest in kind                                                                       485                   2,986
            Minority interest                                                                     --                       120
            Gain on sale of fixed assets                                                           (54)                     (3)
    Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
            Increase in accounts receivable                                                     (1,684)                 (2,557)
            Decrease (increase) in inventories                                                      64                     (36)
            Increase in prepaid expenses and other assets                                       (2,452)                 (4,099)
            Increase in accounts payable and other liabilities                                     202                   1,233
                                                                                        --------------          --------------

            Net cash provided by continuing operations                                           8,031                   2,721
            Net cash provided by discontinued operations                                           546                   2,512
                                                                                        --------------          --------------

                Net cash provided by operating activities                                        8,577                   5,233
                                                                                        --------------          --------------

Cash flows from investing activities:
    Capital expenditures                                                                        (2,983)                 (2,565)
    Proceeds from sale of property and equipment                                                   141                      27
    Proceeds from sale of discontinued operations                                                8,355                    --
    Loans issued to officers                                                                      --                      (940)
    Payments on acquisition payable                                                             (4,734)                 (1,774)
    Payments for acquisitions - net of cash acquired                                            (8,274)                   (626)
    Proceeds limited to future acquisitions                                                     25,677                   6,131
                                                                                        --------------          --------------

                Net cash provided by investing activities                                       18,182                     253
                                                                                        --------------          --------------

Cash flows from financing activities:
    Principal payments on long-term debt                                                        (6,713)                 (5,056)
    Payments on notes payable                                                                  (19,322)                 (3,379)
    Payments for treasury shares acquired                                                         (572)                   --
    Proceeds from issuance of common stock                                                        --                     3,188
    Proceeds from exercise of stock options                                                         53                    --
    Payments for stock issuance costs                                                              (20)                    (23)
                                                                                        --------------          --------------

                Net cash used in financing activities                                          (26,574)                 (5,270)
                                                                                        --------------          --------------

Effect of exchange rate on cash                                                                    792                     554
                                                                                        --------------          --------------

Increase in cash                                                                                   977                     770

Cash and cash equivalents, beginning of period                                                  18,278                  13,334
                                                                                        --------------          --------------

Cash and cash equivalents, end of period                                                $       19,255          $       14,104
                                                                                        ==============          ==============

Supplemental cash flow information:
  Cash paid for interest                                                                $        8,051          $        7,500
                                                                                        ==============          ==============

  Cash paid for income taxes, net                                                       $        4,914          $        4,207
                                                                                        ==============          ==============

Supplemental disclosure of non-cash investing and financing activities: Details of business acquired in purchase transactions:
                Fair value of assets acquired                                           $       10,991
                                                                                        ==============

                Liabilities assumed or incurred                                         $        2,403
                                                                                        ==============

                Cash paid for acquisitions (including related expenses)                 $        8,588
                Cash acquired                                                                      314
                                                                                        --------------

                Net cash paid for acquisitions                                          $        8,274
                                                                                        ==============

        Issuance of common stock                                                        $        6,360          $        4,217
                                                                                        ==============          ==============

        Notes issued for earned contingent consideration                                $       35,663
                                                                                        ==============

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

     On April 16, 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare" for approximately $8,500 in cash. Home Healthcare, which comprised the Company's United States ("U.S.") operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") the Company has accounted for Home Healthcare as a discontinued operation. The condensed consolidated financial statements reflect the assets and liabilities of the discontinued operations and the operations for the current and prior periods are reported in discontinued operations.

     The following table presents the financial results of the discontinued operations:

                                        THREE MONTHS ENDED JUNE 30,                NINE MONTHS JUNE 30,
                                          2003                2002             2003                  2002
                                       ------------         ---------      -------------          -----------
     Revenues:
     Net infusion services             $        396         $   2,990      $       6,685          $     9,584
     Net respiratory, medical
     equipment
        and supplies sales                      121             1,197              2,479                3,430
                                       ------------         ---------      -------------          -----------

          Total revenues                        517             4,187              9,164               13,014
                                       ------------         ---------      -------------          -----------

     Cost of revenues:

     Infusion services                          355             2,128              5,159                6,960
     Respiratory, medical equipment
         and supplies sales                     111               600              1,438                1,703
                                       ------------         ---------      -------------          -----------

          Total cost of revenues                466             2,728              6,597                8,663
                                       ------------         ---------      -------------          -----------

     Selling, general and
       administrative
        expenses                                189             1,225              2,583                3,649
     Gain on disposal of
     subsidiaries, net
        of tax                                  519                 -                519                    -
                                       ------------         ---------      -------------          -----------
     Income from discontinued
        operations                     $        381         $     234      $         503          $       702
                                       ============         =========      =============          ===========
     Diluted income per share from
        discontinued operations        $       0.02         $    0.01      $        0.02          $      0.04
                                       ============         =========      =============          ===========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.   BASIS OF PRESENTATION (CONTINUED):

     The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The balance sheet at September 30, 2002 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2002. Although the Company's operations are not highly seasonal, the results of operations for the three and nine month periods ended June 30, 2003 and 2002 are not necessarily indicative of operating results for the full year.

     Certain prior period balances have been reclassified to conform with current period classifications.

2.   STOCK-BASED COMPENSATION:

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FAS Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. In accordance with FAS No. 123, the Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Adoption of FAS No. 148 did not have an impact on the Company's financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.   STOCK-BASED COMPENSATION (CONTINUED):

     Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                           ------------------------       ------------------------
                                                             2003           2002             2003           2002
                                                           ---------      ---------       ---------      ---------
      Net income (loss) available to common                $   1,117      $  (5,579)      $   4,978      $  (2,496)
      shareholders

      Total stock-based compensation expense determined
         under fair value based method for all awards,
         net of related tax effects                              65              39             443            80
                                                           ---------      ---------       ---------      ---------
      Pro forma net income (loss) available to common      $   1,052      $  (5,618)      $   4,535      $  (2,576)
                                                           =========      =========       =========      =========

      Net income (loss) per share:

         Basic  - as reported                              $   0.05       $   (0.30)      $    0.23      $  (0.14)
         Basic - pro forma                                 $   0.05       $   (0.30)      $    0.21      $  (0.15)

      Net income (loss) per share:

         Diluted - as reported                             $   0.05       $   (0.30)      $    0.22      $  (0.14)
         Diluted - pro forma                               $   0.05       $   (0.30)      $    0.20      $  (0.15)

3.   EARNINGS PER SHARE:

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the assumed conversion of the 7,774 of redeemable convertible preferred stock could potentially dilute basic EPS. At June 30, 2003 and 2002, the Company had outstanding stock options to purchase 1,350 and 774 shares, respectively, of common stock ranging in price from $4.00 to $7.25 per share, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

     The weighted average number of shares used in the basic and diluted income per share computations for the three and nine months ended June 30, 2003 and 2002 are as follows:

                                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                JUNE 30,                 JUNE 30,
                                                                         ---------------------   ---------------------
                                                                            2003        2002        2003        2002
                                                                         ---------   ---------   ---------   ---------
      Weighted average number of common shares outstanding
        as used in computation of basic EPS of common stock                 22,239      18,701      21,885      17,760
      Effect of dilutive securities - stock options                            318           -         360           -
                                                                         ---------   ---------   ---------   ---------
      Shares used in computation of diluted EPS of common stock             22,557      18,701      22,245      17,760
                                                                         =========   =========   =========   =========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.   COMPREHENSIVE INCOME (LOSS):

     Components of comprehensive income (loss) include net income (loss) and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The following table displays comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------       ------------------------
                                                               2003           2002            2003           2002
                                                            ---------      ---------       ---------      ---------
      Net income (loss)                                     $   2,120      $  (5,465)      $   7,949      $  (2,382)

      Change in cumulative translation adjustment, net
         of income taxes                                        4,540          2,795           5,017          1,680
                                                            ---------      ---------       ---------      ---------
      Comprehensive income (loss), net of income taxes      $   6,660      $  (2,670)      $  12,966      $    (702)
                                                            =========      =========       =========      =========

5.   RESTRICTED CASH:

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

6.   ACQUISITIONS:

     In July 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets". Under FAS No. 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, the Company adopted FAS No. 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS No. 142, previously recognized goodwill was tested for impairment. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2002 and determined there is no impairment to its recorded goodwill balance.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   ACQUISITIONS (CONTINUED):

     The following tables present the changes in the carrying amount of goodwill for the nine months ended June 30, 2003:



                                                       NINE MONTHS ENDED JUNE 30, 2003
                                              --------------------------------------------------
                                                  U.K.               U.S.
                                               OPERATIONS         CORPORATE            TOTAL
                                              ------------       ------------       ------------
        Balance at September 30, 2002         $    121,214       $      2,300       $    123,514


        Goodwill acquired during  period            49,375                  -             49,375

        Foreign exchange effect                      6,902                  -              6,902
                                              ------------       ------------       ------------

        Balance at June 30, 2003              $    177,491       $      2,300       $    179,791
                                              ============       ============       ============

     Of the $49,375 of goodwill acquired during the nine-months ended June 30, 2003, $38,145 related to the Company's fiscal 2001 through fiscal 2003 acquisitions of various flexible staffing agencies that had earned contingent consideration based upon the earnings of the acquired entities. The Company satisfied its obligation to pay under these contingent consideration agreements by cash payments as well as the issuance of notes payable. Accordingly, in the first quarter of fiscal 2003, the Company issued notes payable of $35,663 to satisfy amounts owed under these agreements. The notes predominately relate to the Company's September 27, 2001 acquisition of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively, "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

     On June 27, 2003, the Company completed its acquisition of Carewise Nursing Agency, which specializes in supplying qualified critical care nurses to intensive care units across National Health Service (the "NHS") hospitals in the U.K. The consideration included a payment of $91 in cash and additional contingent cash consideration of $1,560 dependent upon future earnings of the acquired entity.

     On April 11, 2003, the Company completed its acquisition of First Force Medical Recruitments Limited, a supplier of flexible healthcare staffing services primarily to military and NHS hospitals in the U.K. The consideration included a payment of $787 in cash and additional contingent cash consideration of $2,063 dependent upon future earnings of the acquired entity.

     On March 17, 2003, the Company completed its acquisitions of Ablecare Oxfordshire and Ablecare Northamptonshire, collectively referred to as "Ablecare", both suppliers of flexible healthcare staffing services primarily to local authority social services departments in the U.K. The consideration included a payment of $809 in cash and additional contingent cash consideration of $1,138 dependent upon future earnings of the acquired entity.

     On January 13, 2003, the Company completed its acquisition of Yorkshire Careline, a supplier of nurses and carers to local authority social service departments in the U.K. The consideration included a payment of $965 in cash and additional contingent cash consideration of $660 dependent upon future earnings of the acquired entity.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

6.   ACQUISITIONS (CONTINUED):

     On November 28, 2002, the Company completed its acquisition of Medic-One Group Limited, a supplier of temporary staffing to the NHShospitals and private hospitals in the U.K. The consideration included $4,642 in cash, and the issuance of 670 shares of the Company's common stock. The Company is also obligated to issue additional contingent consideration of up to approximately $14,127 dependent upon future earnings of the acquired entity. The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of the Company's stock.

     On November 18, 2002, the Company completed its acquisition of Dalesway Nursing Services, a supplier of temporary staffing to NHS hospitals, local government authorities and private patients in the U.K. The consideration paid was $306 in cash.

     The acquisitions have been accounted for as purchase business combinations and the pro forma results of operations and related per share information have not been presented as the amounts are considered immaterial. The preliminary purchase cost allocations for the above acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Then, final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at June 30, 2003; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     Furthermore, the transactions related to the acquisition of Carewise Nursing Agency, First Force Medical Recruitments Limited, Ablecare, Yorkshire Careline, Medic-One Group Limited and other acquisitions of flexible staffing agencies include provisions to pay additional amounts, payable by a combination of cash and shares of the Company's stock, aggregating $20,806 at June 30, 2003 in contingent consideration dependent upon future earnings of the acquired entities.

7.   NOTES PAYABLE:

     In fiscal 2003, the Company repaid, through its U.K. subsidiary, Transworld Healthcare (UK) Limited ("TWUK"), notes payable of $19,322 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $611 of related debt discount. In fiscal 2003, the Company also issued notes payable of $35,663 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the notes payable. The notes bear interest at rates ranging from 2.65% to 5.25%. The Company may not repay the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. The Company had outstanding notes payable of $37,313 at June 30, 2003 and related cash restricted to the payment of such notes classified as current in the accompanying consolidated balance sheet.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.   DERIVATIVE INSTRUMENT:

     On March 20, 2003, the Company entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $82,515 of the Company's floating rate debt in a contract which expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be a liability of $1,419 at June 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as interest expense or income, as appropriate.

9.   INCOME TAXES:

     The provision for income taxes from continuing operations for the three and nine months ended June 30, 2003 was $1,828 and $3,704, respectively. In the second quarter of fiscal 2003, the Company recorded a $1,873 benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities. The provision for income taxes from continuing operations for the three and nine months ended June 30, 2002 was $983 and $3,142, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

     Acquisition Agreements
     ----------------------

     Related to the acquisitions of flexible staffing agencies in the U.K., the Company has entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, in contingent consideration dependent upon future earnings of such acquired entities, as further discussed in Note 6.

     Litigation
     ----------

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

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Contingencies
     -------------

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

     The Company believes that it is substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws together with all applicable laws and regulations of other countries in which the Company operates. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws and those of other countries may have on the Company's consolidated financial position, cash flows or results of operations.

     The Company is involved in various legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded, at June 30, 2003, an accrual of approximately $920 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on the Company's consolidated financial position, cash flows or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     As previously disclosed, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the three and nine months ended June 30, 2003 and 2002, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K. The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes.

     The following tables present certain financial information by reportable business segment and geographic area of operations for the three and nine months ended June 30, 2003 and 2002.


                                                               THREE MONTHS ENDED JUNE 30, 2003
                                                              ------------------------------------
                                                                 U.K.
                                                              OPERATIONS                   TOTAL
                                                              ----------                ----------
        Net patient services                                  $   73,652
        Net respiratory, medical equipment and supplies            1,622
                                                              -----------
        Total revenues to unaffiliated customers              $   75,274                $   75,274
                                                              ==========                ==========

        Segment operating profit                              $    7,747                $    7,747
                                                              ==========

        Corporate expenses                                                                    (815)
        Interest expense, net                                                               (3,362)
        Foreign exchange loss                                                                   (3)
                                                                                        ----------

        Income before income taxes and discontinued
           Operations                                                                   $    3,567
                                                                                        ==========


                                                                THREE MONTHS ENDED JUNE 30, 2002
                                                              ------------------------------------
                                                                 U.K.
                                                              OPERATIONS                  TOTAL
                                                              ----------                ----------
        Net patient services                                  $   59,371
        Net respiratory, medical equipment and supplies            1,216
                                                              ----------
        Total revenues to unaffiliated customers              $   60,587                $   60,587
                                                              ----------                ----------

        Segment operating profit                              $    6,011                $    6,011
                                                              ==========

        Corporate expenses                                                                  (7,247)
        Interest expense, net                                                               (3,448)
        Foreign exchange gain                                                                    2
                                                                                        ----------

        Loss before income taxes, minority interest
           and discontinued operations                                                  $   (4,682)
                                                                                        ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

11.  OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                               NINE MONTHS ENDED JUNE 30, 2003
                                                                         ------------------------------------------
                                                                             U.K.
                                                                          OPERATIONS                      TOTAL
                                                                         -------------                -------------
        Net patient services                                             $     210,291
        Net respiratory, medical equipment and supplies                          4,667
                                                                         -------------
        Total revenues to unaffiliated customers                         $     214,958                $     214,958
                                                                         =============                =============

        Segment operating profit                                         $      23,680                $      23,680
                                                                         =============

        Corporate expenses                                                                                   (2,612)
        Interest expense, net                                                                                (9,904)
        Foreign exchange loss                                                                                   (14)
                                                                                                      -------------

        Income before income taxes and discontinued operations                                        $      11,150
                                                                                                      =============

        Depreciation                                                     $       1,284                $       1,284
                                                                         =============
        Corporate depreciation                                                                                    6
                                                                                                      -------------
        Total depreciation                                                                            $       1,290
                                                                                                      =============

        Identifiable assets, June 30, 2003                               $     294,387                $     294,387
                                                                         =============

        Corporate assets                                                                                      9,318
                                                                                                      -------------
        Total assets, June 30, 2003                                                                   $     303,705
                                                                                                      =============

        Capital expenditures                                             $       2,977                $       2,977
                                                                         =============
        Corporate capital expenditures                                                                            6
                                                                                                      -------------
        Total capital expenditures                                                                    $       2,983
                                                                                                      =============

                                                                               NINE MONTHS ENDED JUNE 30, 2002
                                                                         ------------------------------------------
                                                                             U.K.
                                                                          OPERATIONS                      TOTAL
                                                                         -------------                -------------
        Net patient services                                             $     171,144
        Net respiratory, medical equipment and supplies                          3,536
                                                                         -------------
        Total revenues to unaffiliated customers                         $     174,680                $     174,680
                                                                         -------------                =============

        Segment operating profit                                         $      18,794                $      18,794
                                                                         =============

        Corporate expenses                                                                                   (8,573)
        Interest expense, net                                                                               (10,025)
        Foreign exchange loss                                                                                   (18)
                                                                                                      -------------

        Income before income taxes, minority interest and                                             $         178
                                                                                                      =============

        Depreciation                                                     $       1,022                $       1,022
                                                                         =============
        Corporate depreciation                                                                                   12
                                                                                                      -------------
        Total depreciation                                                                            $       1,034
                                                                                                      =============

        Identifiable assets, June 30, 2002                               $     248,682                $     248,682
                                                                         =============

        Assets of discontinued operations                                                                     9,332

        Corporate assets                                                                                        513
                                                                                                      -------------
        Total assets, June 30, 2002                                                                   $     258,527
                                                                                                      =============

        Capital expenditures                                             $       2,556                $       2,556
                                                                         =============
        Corporate capital expenditures                                                                            9
                                                                                                      -------------
        Total capital expenditures                                                                    $       2,565
                                                                                                      =============

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

12.  IMPACT OF RECENT ACCOUNTING STANDARDS:

     In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted FAS No. 145, effective October 1, 2001, and recorded a charge of $925 in interest expense in the fourth quarter of fiscal 2002.

     In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit and disposal activities initiated after December 15, 2002. The Company believes that the adoption of FAS No. 146 will not have a material impact on its consolidated financial position or results of operations.

     In November 2002, the FASB approved FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements for the interim and annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 did not have a material impact on its consolidated financial position or results of operations. The Company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under agreements with the senior collateralized term and revolving credit facility, mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At June 30, 2003 and September 30, 2002, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately 165,000 and 151,000, respectively.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

12.   IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED):

     In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The Company is currently reviewing the impact of adopting FAS No. 149 on its consolidated financial position and results of operations.

     In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the impact of adopting FAS No. 150 on its consolidated financial position and results of operations.

13.  CORPORATE REORGANIZATION:

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

13.  CORPORATE REORGANIZATION (CONTINUED):

     In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare (UK) in the refinancing of the Company's U.K. operation in 1999, was satisfied by either the exchange for shares of the Company's common stock or the right to receive a funding note (the "Loan Notes"); the Loan Note holders were required to exchange the loan notes for shares of the Company's common stock. The satisfaction of accrued and unpaid interest for shares of the Company's common stock was exchanged at the rate of 0.3488 shares for every (pound)2.00 of Loan Notes. In fiscal 2002, the Company issued 117 shares of common stock in settlement of accrued and unpaid interest and the remaining 890 shares of common stock were issued in the first quarter of fiscal 2003.

     In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of 22,287 pounds sterling in exchange for all of the equity investments in TWUK not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The common shares were valued at $3.91 per share which represented the closing price on AMEX of the Company's stock at April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued at $35,213, excluding issuance costs, based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

     The Company has registered, at its expense, the resale of all of the shares of common stock issued in the Reorganization and the shares of common stock issueable upon conversion of the Series A preferred stock.

14.  SUBSEQUENT EVENT:

     On July 8, 2003, the Company completed its acquisition of Cynon Health Agency, a supplier of flexible healthcare staffing services primarily to hospitals, nursing homes and prisons in the U.K. The consideration included a payment of $1,237 in cash and additional contingent cash consideration of $1,732 dependent upon future earnings of the acquired entity.

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

On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare". Home Healthcare, which comprised our United States ("U.S.") operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home Healthcare as a discontinued operation. The condensed consolidated financial statements reflect the assets and liabilities of the discontinued operations and the operations for the current and prior periods are reported in discontinued operations.

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

In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare
(UK) in the refinancing of our U.K. operation in 1999, was satisfied by either the exchange for shares of our common stock or the right to receive a funding note (the "Loan Notes"); the Loan Note holders were required to exchange the loan notes for shares of our common stock. The satisfaction of accrued and unpaid interest for shares of our common stock was exchanged at the rate of
0.3488 shares for every (pound)2.00 of Loan Notes. In fiscal 2002, we issued 116,759 shares of common stock in settlement of accrued and unpaid interest and the remaining 890,098 shares of common stock were issued in the first quarter of fiscal 2003.

In the Reorganization, we issued an aggregate of 2,358,930 shares of our common stock and 7,773,660 shares of our Series A preferred stock with a liquidation preference of 22,286,869 pounds sterling in exchange for all of the equity investments in TWUK not already held by us and all of the senior subordinated debt investments in Allied Healthcare (UK). The exchange rate between the U.S. and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The common shares were valued at $3.91 per share which represented the closing price on AMEX of our stock at April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued at $35,213,000, excluding issuance costs, based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

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

Goodwill
--------

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

Deferred Income Taxes
---------------------

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

Contingencies
-------------

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, in contingent consideration dependent upon future earnings of such acquired entities. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Revenues
--------

Total revenues for the three months ended June 30, 2003 and 2002 were $75,274,000 and $60,587,000, respectively, an increase of $14,687,000 or 24.2%.
This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($2,624,000) and acquisitions ($4,524,000) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($249,000). An increase of $7,290,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit
------------

Total gross profit increased by $4,183,000 to $20,595,000 for the three months ended June 30, 2003 from $16,412,000 for the three months ended June 30, 2002. The favorable effects of changes in foreign exchange accounted for $1,996,000 of the increase. As a percentage of total revenues, gross profit for the three months ended June 30, 2003 increased to 27.4% from 27.1% for the comparable prior period. Gross margins for patient services increased (27.0% for the three months ended June 30,

2003 versus 26.8% for the comparable prior period) principally due to the mix in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins and the percentage of revenues derived from historical carer business, which have higher margins. Gross margins in the respiratory, medical equipment and supplies sales were relatively consistent (42.7% for the three months ended June 30, 2003 versus 41.6% for the comparable prior period).

Selling, General and Administrative Expenses
--------------------------------------------

Total selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 was $13,663,000 and $17,648,000, respectively, a decrease of $3,985,000 or 22.6%. The decrease is mainly attributable to the effect of recording, for the three months ended June 30, 2002, a non-cash charge of $4,217,000 for the issuance of shares of our common stock to senior management, a $2,341,000 charge representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and a charge of $819,000 for the write-off of non-capitalized costs incurred in connection with the evaluation of options to maximize the value of our ownership interest in our U.K. operations. The above decrease was offset by the higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($2,148,000), higher level of overhead costs in the U.S. corporate office ($126,000) and changes in foreign exchange ($1,244,000).

Interest Income
---------------

Total interest income for the three months ended June 30, 2003 was $491,000 compared to $720,000 for the three months ended June 30, 2002, which represents a decrease of $229,000. This decrease was principally attributable to lower levels of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($44,000).

Interest Expense
----------------

Total interest expense for the three months ended June 30, 2003 was $3,853,000 compared to $4,168,000 for the three months ended June 30, 2002, which represents a decrease of $315,000. Excluding the $374,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $689,000. This decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes of Allied Healthcare (UK) for shares of our company's common stock as part of the Reorganization ($800,000). The decrease is also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the recording of a $667,000 charge related to a change in the fair value of our company's interest rate cap and floor collar agreement.

Provision for Income Taxes
--------------------------

We recorded a provision for income taxes amounting to $1,828,000 or 51.2% of income before income taxes and discontinued operations for the three months ended June 30, 2003 compared to a provision of $983,000 or 21.0% of loss before income taxes, minority interest and discontinued operations for the three months ended June 30, 2002. The difference between the 51.2% effective tax rate for the three months ended June 30, 2003 and the statutory tax rate is mainly due to non-deductible interest expense in the U.K. and to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest
-----------------

We recorded a charge for minority interest of $34,000 for the three months ended June 30, 2002. The minority interest represented the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale Nursing Bureau Limited ("Nightingale") consideration. In the fiscal year 2002 Reorganization, we acquired these shares and the U.K. operations became wholly-owned subsidiaries of our company.

Discontinued Operations and Gain on Disposal of Subsidiaries
------------------------------------------------------------

Discontinued operations resulted in net income of $381,000 for the three months ended June 30, 2003 compared to net income of $234,000 for the three months ended June 30, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8,500,000 in cash. Home Healthcare, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home Healthcare as a discontinued operation. The following table presents the financial results of the discontinued operations:


                                                              THREE MONTHS ENDED JUNE 30,
                                                               2003               2002
                                                          ---------------------------------
Revenues:
Net infusion services                                     $          396     $        2,990
Net respiratory, medical equipment and supplies sales                121              1,197
                                                          --------------     --------------
    Total revenues                                                   517              4,187
                                                          --------------     --------------

Cost of revenues:
Infusion services                                                    355              2,128
Respiratory, medical equipment and supplies sales                    111                600
                                                          --------------     --------------
   Total cost of revenues                                            466              2,728
                                                          --------------     --------------

Selling, general and administrative expenses                         189              1,225
Gain on disposal of subsidiaries, net of tax                         519                  -
                                                          --------------     --------------

Income from discontinued operations                       $          381     $          234
                                                          ==============     ==============
Diluted income per share from discontinued operations     $         0.02     $         0.01
                                                          ==============     ==============


Net Income (Loss)
-----------------


As a result of the foregoing, we recorded net income of $2,120,000 for the three months ended June 30, 2003 versus a net loss of $5,465,000 for the three months ended June 30, 2002.

Series A Preferred Stock Dividend
---------------------------------

For the three months ended June 30, 2003, we accrued $885,000 of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $118,000 of costs related to the issuance of our Series A preferred stock. For the three months ended June 30, 2002, we accrued $114,000 of dividends for the Series A preferred stock issued in connection with the Reorganization.

Nine Months Ended June 30, 2003 vs. Nine Months Ended June 30, 2002

Revenues
--------

Total revenues for the nine months ended June 30, 2003 and 2002 were $214,958,000 and $174,680,000, respectively, an increase of $40,278,000 or
23.1%. This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($9,251,000) and acquisitions ($9,660,000) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($682,000). An increase of $20,685,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit
------------

Total gross profit increased by $12,654,000 to $59,118,000 for the nine months ended June 30, 2003 from $46,464,000 for the nine months ended June 30, 2002. The favorable effects of changes in foreign exchange accounted for $5,690,000 of the increase. As a percentage of total revenues, gross profit for the nine months ended June 30, 2003 increased to 27.5% from 26.6% for the comparable prior period. Gross margins for patient services increased (27.2% for the nine months ended June 30, 2003 versus 26.3% for the comparable prior period) principally due to the mix in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins and the percentage of revenues derived from historical carer business, which have higher margins. Gross margins in the respiratory, medical equipment and supplies sales were relatively consistent (40.9% for the nine months ended June 30, 2003 versus 39.9% for the comparable prior period).

Selling, General and Administrative Expenses
--------------------------------------------

Total selling, general and administrative expenses for the nine months ended June 30, 2003 and 2002 was $38,050,000 and $36,243,000, respectively, an increase of $1,807,000 or 5.0%. The increase was mainly a result of higher levels of overhead costs in the U.K. operations due principally to acquisitions and internal growth ($5,177,000), higher level of overhead costs in the U.S. corporate office ($597,000) and changes in foreign exchange ($3,410,000). The increase was partially offset by the effect of recording, for the three months ended June 30, 2002, a non-cash charge of $4,217,000 for the issuance of shares of our common stock to senior management, a $2,341,000 charge representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and a charge of $819,000 for the write-off of non-capitalized costs incurred in connection with the evaluation of options to maximize the value of our ownership interest in our U.K. operations.

Interest Income
---------------

Total interest income for the nine months ended June 30, 2003 was $1,575,000 compared to $2,253,000 for the nine months ended June 30, 2002, which represents a decrease of $678,000. This decrease was principally attributable to lower levels of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($146,000).

Interest Expense
----------------

Total interest expense for the nine months ended June 30, 2003 was $11,479,000 compared to $12,278,000 for the nine months ended June 30, 2002, which represents a decrease of $799,000. Excluding the $1,089,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $1,888,000. This decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes of Allied Healthcare (UK) for shares of our company's common stock as part of the Reorganization ($2,580,000). This decrease is also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the write-off of debt discount ($611,000) associated with the repayment of loan notes and by the recording of a $1,375,000 charge related to a change in the fair value of our company's interest rate cap and floor collar agreement.

Provision for Income Taxes
--------------------------

We recorded a provision for income taxes amounting to $3,704,000 or 33.2% of income before income taxes and discontinued operations for the nine months ended June 30, 2003 compared to a provision of $3,142,000 for the nine months ended June 30, 2002. Included in the tax provision for the nine-months ended June 30, 2003 is a benefit related to the reversal of an estimated income tax liability ($1,873,000) for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $5,577,000 or 50.0% of income before income taxes and discontinued operations for the nine months ended June 30, 2003. The difference between the 50.0% effective tax rate for the nine months ended June 30, 2003 and the statutory tax rate is mainly due to non-deductible interest expense in the U.K. and to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest
-----------------

We recorded a charge for minority interest of $120,000 for the nine months ended June 30, 2002. The minority interest represented the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. In the fiscal year 2002 Reorganization, we acquired these shares and the U.K. operations became wholly-owned subsidiaries of our company.

Discontinued Operations and Gain on sale of Subsidiaries
--------------------------------------------------------

Discontinued operations resulted in net income of $503,000 for the nine months ended June 30, 2003 compared to net income of $702,000 for the nine months ended June 30, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8,500,000 in cash. Home Healthcare, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting

Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") our company has accounted for Home Healthcare as a discontinued operation. The following table presents the financial results of the discontinued operations:

                                                                 NINE MONTHS ENDED JUNE 30,
                                                                 2003                2002
                                                            ----------------------------------
Revenues:
Net infusion services                                       $        6,685      $        9,584
Net respiratory, medical equipment and supplies sales                2,479               3,430
                                                            --------------      --------------

   Total revenues                                                    9,164              13,014
                                                            --------------      --------------

Cost of revenues:
Infusion services                                                    5,159               6,960
Respiratory, medical equipment and supplies sales                    1,438               1,703
                                                            --------------      --------------
   Total cost of revenues                                            6,597               8,663
                                                            --------------      --------------

Selling, general and administrative expenses                         2,583               3,649
Gain on sale of subsidiaries, net of tax                               519                   -
                                                            --------------      --------------
Income from discontinued operations                         $          503      $          702
                                                            ==============      ==============
Diluted income per share from discontinued operations       $         0.02      $         0.04
                                                            ==============      ==============

Net Income (Loss)
-----------------

As a result of the foregoing, we recorded net income of $7,949,000 for the nine months ended June 30, 2003 versus a net loss of $2,382,000 for the nine months ended June 30, 2002.

Series A Preferred Stock Dividend
---------------------------------

For the nine months ended June 30, 2003, we accrued $2,607,000 of dividends for the nine months ended June 30, 2003 for the Series A preferred stock issued in connection with the Reorganization and accreted $364,000 of costs related to the issuance of our Series A preferred stock. For the nine months ended June 30, 2002, we accrued $114,000 of dividends for the Series A preferred stock issued in connection with the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

General

For the nine months ended June 30, 2003, we generated cash of $8,577,000 from operating activities. Cash requirements for the nine months ended June 30, 2003 for capital expenditures ($2,983,000), payments on acquisition payable ($4,734,000), payments for acquisitions ($8,274,000), payments on notes payable ($19,322,000) and payments on long-term debt ($6,713,000), were met through operating cash flows, proceeds from the sale of discontinued operations ($8,355,000), restricted cash and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to $1,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. In May 2003, we initiated another stock repurchase program, whereby we may purchase up to an additional $3,000,000 of our outstanding common stock in open market transactions or in privately negotiated transactions. As of June 30, 2003, we had acquired 407,700 shares for an aggregate purchase price of $1,285,000 which are reflected as treasury stock in the consolidated balance sheet at June 30, 2003.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under our senior collateralized term and revolving credit facility (the "Senior Credit Facility"), including the payment of contingent consideration, which have been advanced under the Senior Credit Facility.

The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2003 and September 30, 2002, $37,598,000 (12.4%) and $32,113,000 (12.0%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to the acquisition of Medic-One Group Limited, a supplier of temporary staffing to NHS hospitals and private hospitals in the U.K., and timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2003 and September 30, 2002, our average DSOs were 45 and 42, respectively.

Borrowings

General
-------

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiaries, TWUK and its subsidiary obtained new financing denominated in pounds sterling, which aggregates availability of approximately $176,133,000 at June 30, 2003. The financing consists of a $157,604,000 Senior Credit Facility and $18,529,000 in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility
----------------------

The Senior Credit Facility consists of the following:

     o   $46,208,000 term loan A, maturing December 17, 2005;
     o   $20,629,000 acquisition term loan B, maturing December 17, 2006;

     o $82,515,000 term loan C, maturing June 30, 2007, per the September 27, 2001 amendment,; and
     o   $8,252,000 revolving facility, maturing December 17, 2005.

Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. At June 30, 2003, we had outstanding borrowings of $109,085,000 under the Senior Credit Facility that bore interest at a rates ranging from 5.68% to 7.18%.

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following:

     o   the incurrence of liens;
     o   the incurrence of indebtedness;
     o   certain fundamental corporate changes;
     o   dividends (including distributions to us);
     o   the making of specified investments; and
     o   certain transactions with affiliates.

In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. At June 30, 2003, we are in compliance with such covenants.

The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

Mezzanine Loan
--------------

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. At June 30, 2003, we had outstanding borrowings under the Mezzanine Loan of $17,068,000, which bore interest at a rate of 10.68%.

Notes Due in Connection with Acquisitions
-----------------------------------------

In fiscal 2003 we repaid, through TWUK, notes payable of $19,322,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $611,000 of related debt discount. In fiscal 2003, we also issued notes payable of $35,663,000 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earnings of certain acquired entities. The notes payable are secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 2.65% to 5.25%. In general, we may not repay the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. At June 30, 2003, we had outstanding notes payable of $37,313,000 and related cash restricted to the payment of such notes classified as current in the accompanying Consolidated Balance Sheet.

Series A Preferred Stock
------------------------

In connection with the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with a liquidation preference of 22,286,869 pounds sterling to certain equity investors in TWUK in exchange for 22,286,869 TWUK ordinary shares which were issued to such equity investors upon exercise of their TWUK equity warrants that had been issued to them in connection with the 1999 sale of the senior subordinated notes of Allied Healthcare (UK). The Series A preferred stock has been recorded net of issuance costs which are being accreted using the interest rate method through December 17, 2007. The exchange rate between the U.S. dollar and pounds sterling for purposes of the Series A preferred stock has been permanently fixed at $1.58. The following summary highlights the terms of the Series A preferred stock.

Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.867 per year.. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a Covenant Breach, (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation), which principally relate to the protection of the preferred stockholders rights. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. Except for the directors to be elected by the holders of the Series A preferred stock, voting as a class, the Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of our company's shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to the our company's board of directors. In addition, the Series A preferred stock and our company's common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our company's board of directors.

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

Commitments

Acquisition Agreements
----------------------

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, of up to $20,806,000, at June 30, 2003, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements
---------------------

We have two employment agreements with certain executive officers (our chief executive officer, our chief operating officer) that provide for minimum aggregate annual compensation of $825,000 in fiscal 2003. The agreements contain, among other things, customary confidentiality and termination provisions and provide that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding 12 months .

Operating Leases
----------------

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations
----------------------------

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations at June 30, 2003:


                         Total Debt      Total Lease        Total Other            Total
       Fiscal           Obligations      Obligations        Obligations         Obligations
                      ------------------------------------------------------------------------
       2003             $   36,986,000  $     545,000   $       3,057,000   $      40,588,000
       2004                  9,242,000      1,536,000           9,663,000          20,441,000
       2005                 11,552,000      1,335,000           8,086,000          20,973,000
       2006                 30,531,000      1,211,000                              31,742,000
       2007                 57,761,000      1,093,000                              58,854,000
       Thereafter           17,394,000      3,018,000                              20,412,000
                      ------------------------------------------------------------------------
                        $  163,466,000  $   8,738,000   $      20,806,000   $     193,010,000
                      ========================================================================


Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms at June 30, 2003.

Litigation
----------

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

Contingencies
-------------

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

We believe that we are substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws together with all applicable laws and regulations of other countries in which we operate. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against our company, or that our company will not be found to be in violation of one or more of these provisions. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws and those of other countries may have on our consolidated financial position, cash flows or results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and have recorded an accrual of approximately $920,000 to cover our estimated exposure related to these matters. We believe these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.

Impact of Recent Accounting Standards
-------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of FAS No. 142 are effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Effective October 1, 2001, we adopted FAS No. 142 and suspended the amortization of goodwill. In accordance with the transitional provisions of FAS No. 142, previously recognized goodwill was tested for impairment. We completed the annual impairment test required by FAS No. 142 during the fourth quarter of fiscal 2002 and determined that there was no impairment to our recorded goodwill balance.

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

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections." FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. We adopted FAS No. 145, effective October 1, 2001, and we recorded a charge of $925,000 in interest expense in the fourth quarter of fiscal 2002.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit and disposal activities initiated after December 15, 2002. We believe that the adoption of FAS No. 146 will not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB approved FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements for the interim and annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations. The company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under agreements with the senior collateralized term and revolving credit facility, mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At June 30, 2003 and September 30, 2002, the amounts guaranteed, which approximates the amounts outstanding totaled approximately $165,000,000 and $151,000,000, respectively.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. In accordance with FAS No. 123, we continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Adoption of FAS No. 148 did not have an impact on our company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. We are currently reviewing the impact of adopting FAS No. 149 on our consolidated financial position and results of operations.

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently reviewing the impact of adopting FAS No. 150 on our consolidated financial position and results of operations.

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

Interest Rate Risk
------------------

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 17, 1999 refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, January 25, 2000, we capped our interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expired on June 30, 2003. On March 20, 2003, we entered into a new Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $82,515,000 of our floating rate debt in a contract which expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be a liability of $1,419,000 at June 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

At June 30, 2003, our Series A preferred stock ($33,033,000), net of unamortized issuance cost ($2,180,000) matures on December 31, 2008 and bears a fixed preferred cumulative, compounding dividend rate of 9.375% per year. Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require us to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to our company's Certificate of Incorporation) or at any time after December 17, 2007 if we have paid our Senior Credit Facility and the Mezzanine Loan in full on or before such date.

In connection with the acquisition of several U.K. flexible staffing agencies, we have notes payable of $37,313,000 at June 30, 2003. The notes payable are redeemable, at the holder's option, and bear interest ranging from 2.65% to 5.25% at June 30, 2003. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at June 30, 2003.

                            EXPECTED           WEIGHTED AVERAGE
        FISCAL              MATURITY                 RATE
                       -----------------------------------------------
        2004             $    8,915,000       LIBOR +2.08%
        2005                 11,552,000       LIBOR +2.25%
        2006                 30,531,000       LIBOR +3.26%
        2007                 57,761,000       LIBOR +3.50%
        Thereafter           17,394,000       LIBOR +7.00%
                       -----------------
                         $  126,153,000       LIBOR +3.71%
                       =================

The aggregate fair value of our debt was estimated based on quoted market prices for the same or similar issues and approximated $164,927,000 at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our company's management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of shareholders on June 3, 2003 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were as follows:

     (1) To elect eight directors to serve for a term of one year and until their respective successors are duly elected and qualified.

     (2) To ratify the appointment by the Company's board of directors of Deloitte & Touche LLP, as independent auditors for the fiscal year ending September 30, 2003.

     The voting results with respect to each proposal are set forth below:


                                                                        AUTHORITY       ABSTENTIONS AND
                     PROPOSAL                FOR           AGAINST       WITHHELD      BROKER NON-VOTES
                     --------                ---           -------       --------      ----------------
     No. 1 (election of Directors)
     Timothy M. Aitken                    26,208,756          -           3,150                -
     Sarah L. Eames                       26,208,756          -           3,150                -
     Scott A. Shay                        26,208,756          -           3,150                -
     Jeffery S. Peris                     26,208,756          -           3,150                -
     G. Richard Green                     26,208,756          -           3,150                -
     David J. Macfarlane                  26,208,756          -           3,150                -
     John W. Matthews                     26,208,756          -           3,150                -
     Frederick S. Moseley IV               6,801,600          -             -                  -
     No. 2                                26,193,356        17,400          -                  -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 Stock Purchase Agreement by and between PromptCare Acquisition Corporation and Allied Healthcare International Inc. dated as of April
          16. 2003 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003).

          16.1 Letter, dated April 14, 2003, from Ernst & Young LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2003).

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer.

          32.1 Section 1350 Certification of Chairman and Chief Executive
          Officer

          32.2 Section 1350 Certification of Acting Chief Financial Officer

     (b) Reports on Form 8-K.

          The Company filed on April 15, 2003 a Report on Form 8-K dated April 14, 2003, which included information required by Items 4 and 7 of Form 8-K. The Form 8-K disclosed the Company's dismissal of Ernst & Young LLP, independent accountants, as its auditor and the engagement of Deloitte & Touche LLP, independent accountants, as its new auditor. No financial statements were filed.

          The Company filed on April 17, 2003 a Report on Form 8-K dated April 16, 2003, which included information required by Items 5 and 7 of Form 8-K. The Form 8-K disclosed the Company's sale of all the issued and outstanding capital stock of two of its U.S. subsidiaries, The PromptCare Companies, Inc. and Steri-Pham, Inc. to PromptCare Acquisition Corporation for approximately $8,500,000 million in cash. No financial statements were filed.

          The Company filed on May 8, 2003 a Report on Form 8-K dated May 8, 2003, which included information required by Items 5, 7 and 9 of Form 8-K. The Form 8-K disclosed the Company's announcement that it had initiated a stock repurchase program pursuant to which it may purchase up to $3,000,000 of its outstanding shares of common stock. The Form 8-K also disclosed the issuance of the Company's press release announcing its earnings for the quarter ended March 31, 2003. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

          The Company filed on May 13, 2003 a Report on Form 8-K dated May 13, 2003, which included information required by Item 5 of Form 8-K. The Form 8-K disclosed the appointment of Charles F. Murphy as the acting Chief Financial Officer of the Company. No financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August  13, 2003

                                           ALLIED HEALTHCARE INTERNATIONAL INC.

                                           By: /s/ Charles F. Murphy
                                               -------------------------------
                                               Charles F. Murphy
                                               Acting Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized to Sign on Behalf
                                              of Registrant)