Form 10-K
period 2003-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2003-12-29
CIK 890634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                          Commission File No.: 1-11570

                      ALLIED HEALTHCARE INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 NEW YORK                                                                             13-3098275
---------------------------------------------                                          --------------------------------------
(State or Other Jurisdiction of Incorporation)                                         (I.R.S. Employer Identification Number)


            555 MADISON AVENUE
            NEW YORK, NEW YORK                                   (212) 750-0064                          10022
---------------------------------------------  ---------------------------------------------------  -----------------
   (Address of principal executive offices)    (Registrant's telephone number, including area code)    (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                                   Name of Each Exchange on Which Registered
                 -------------------                                   -----------------------------------------
            Common Stock, $.01 par value                                        American Stock Exchange
------------------------------------------------------            ----------------------------------------------------

------------------------------------------------------            ----------------------------------------------------

------------------------------------------------------            ----------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X
                                     ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 26, 2003 was approximately $47,029,095 based on the closing sales price of $6.02 per share of common stock of the registrant on such date, as reported by the American Stock Exchange.

The number of shares of common stock of the registrant outstanding on December 26, 2003 was 22,104,628.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                      ALLIED HEALTHCARE INTERNATIONAL INC.
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 2003

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.     Business..............................................................................................1

Item 2.     Properties...........................................................................................17

Item 3.     Legal Proceedings....................................................................................17

Item 4.     Submission of Matters to a Vote of Security Holders..................................................17


                                     PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................17

Item 6.     Selected Financial Data..............................................................................19

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................21

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................................42

Item 8.     Financial Statements and Supplementary Data..........................................................43

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................43

Item 9A.    Controls and Procedures..............................................................................44


                                    PART III


Item 10.    Directors and Executive Officers of the Registrant...................................................45

Item 11.    Executive Compensation...............................................................................50

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters..........................................................................57

Item 13.    Certain Relationships and Related Transactions.......................................................61

Item 14.    Principal Accountant Fees and Services...............................................................62


                                     PART IV


Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.......................................62

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

         We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:

         o our ability to continue to recruit and retain qualified flexible and other healthcare staffing professionals and our ability to attract and retain operational personnel;

         o our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us;

         o the general level of patient occupancy at our hospital and healthcare facility clients' facilities;

         o our ability to successfully implement our acquisition and integration strategies;

         o our dependence on the proper functioning of our information systems;

         o the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations;

         o the impact of medical malpractice and other claims asserted against us;

         o the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

         o our ability to use our net operating loss carryforward to offset net income; and

         o the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Allied Healthcare International Inc. ("our company," "we" or "us") is one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the United Kingdom healthcare industry. We operate a community-based network of over 115 branches, with the capacity to provide nurses, carers (known as home health aides in the U.S.) and specialized medical personnel to locations covering approximately 90% of the population of Great Britain. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

         On April 16, 2003, we disposed of the last of our U.S. operations when we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc. for approximately $8,500,000 in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. The sale of this non-core segment allows us to focus our business on providing staffing services to the healthcare industry. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement.

         Our principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and our telephone number at that location is (212) 750-0064. Our Internet address is www.alliedhealthcare.com.

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

         It has been, and will continue to be, our intention in the U.K. to focus on internal growth, as well as to acquire additional nursing and other care giving operations to expand and complement our existing operations. We believe that the healthcare flexible staffing services industry in the U.K. is highly fragmented and that additional acquisition opportunities will continue to arise in a general trend toward industry consolidation. Consistent with this strategy, we acquired seven nursing and care giving operations in the U.K. during fiscal 2003, six during fiscal 2002 and twelve during fiscal 2001.

         On April 24, 2002, we entered into a Master Reorganization Agreement (the "Reorganization Agreement") with two of our U.K. subsidiaries -- Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare
(UK) Limited ("TWUK") -- and certain investors in such subsidiaries. Both the Reorganization Agreement and the reorganization contemplated thereby (the "Reorganization") were voted upon and approved by our shareholders at our annual meeting of shareholders held on June 7, 2002. The Reorganization was consummated on July 25, 2002. In the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of our common stock and shares of our Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of our company and the senior subordinated debt of Allied Healthcare
(UK) was replaced by shares of our Series A preferred stock. We believe that the Reorganization resulted in our company having a more straight-forward and integrated management and corporate structure.

         We believe that the key competitive advantages of our U.K. flexible staffing business are our:

         o EXTENSIVE BRANCH NETWORK. We operate a community-based network of over 115 branches, with the capacity to provide nurses, carers and specialized medical personnel to locations covering 90% of the population of Great Britain. We also actively assess opportunities to extend our geographic coverage and increase our market penetration by evaluating customer needs, the skill base of flexible staff and growth potential in identified areas.

         o DIVERSIFIED CUSTOMER BASE. We provide flexible staff to four principal types of customers: hospitals, local governmental authorities, nursing homes and private patients. We also believe this diversity of customers provides us with a competitive advantage in our recruiting and retention efforts, as staff are attracted by the broad range of placement opportunities.

         o ENTREPRENEURIAL BUSINESS CULTURE. Our branches are managed either by general managers, in the case of larger acquisitions, or by employed branch managers or self-employed superintendents. In each case, the individual's remuneration is dependent upon branch performance. Self-employed superintendents are remunerated on an entirely performance-related basis linked to the gross profit of the branches they manage, while employed branch managers and general managers are remunerated with salary and performance bonuses.

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

         o TRACK RECORD OF ACQUISITIONS. We have achieved significant growth through acquisitions, growing from 71 branches in 1999 to 117 branches as of September 30, 2003. We believe this growth is attributable to our structured acquisition and integration process. We first identify suitable branches for acquisition and develop a relationship with the vendor and key management team.

         o MANAGEMENT EXPERTISE. Timothy M. Aitken, our chairman and chief executive officer, and Sarah L. Eames, our president and chief operating officer have, respectively, 13 and 23 years experience in the healthcare industry. In addition, many of our U.K. branch managers and superintendents were former nurses or have otherwise been involved in the healthcare industry.

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

         While we have not in recent years had a significant presence in the U.S. flexible staffing sector of the U.S. healthcare industry, we believe that the following industry characteristics and competitive strengths provide us an attractive opportunity to grow our business here:

         o Favorable industry trends have increased demand in the flexible healthcare staffing industry. According to the Staffing Industry Report, demand for flexible healthcare staffing is expected to grow by 10% from $11.6 billion in revenue in 2003 to $12.8 billion in revenue in 2004. We believe these trends will continue to increase demand for our services.

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

         o The home healthcare market is highly fragmented and we intend to continue to evaluate opportunities to acquire businesses.

U.K. OPERATIONS

         Our U.K. operations provide patient services, principally nursing and para-professional services, and respiratory therapy products to patients throughout the U.K.

         During fiscal 2003, we derived 100% of our consolidated revenues from our U.K. operations, with the following contributions by product line:

         o    97.8% of our U.K. revenues from patient services; and

         o    2.2% from respiratory therapy.

Patient Services

         We are a leading provider of flexible staffing services to the U.K. healthcare industry, including carers (known as home health aides in the U.S.) and other specialized medical personnel. We provide these services through Allied Healthcare (UK) Limited ("Allied Operating Company (UK)"), Nightingale Nursing Bureau Limited ("Nightingale"), Crystalglen Limited (operating under the trade name "Nurses Direct"), Balfor Medical Limited ("Balfor"), Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise"), and Medic-One Group Limited ("Medic-One") to four main types of customers:

         o hospitals (comprising NHS Trusts, NHS hospitals and independent hospitals);

         o    local governmental authorities;

         o    nursing homes; and

         o    private patients.

         Allied Operating Company (UK) was founded in 1972 as a home nursing service and has expanded through the establishment and acquisition of branch offices throughout the U.K. In the last three fiscal years, we have expanded Allied Operating Company (UK)'s operations by acquiring an additional 41 branches to extend its geographical coverage in the U.K. Allied Operating Company (UK) primarily provides carers to local governmental authorities, nursing homes and private patients, as well as nurses and carers to hospitals. As of September 30, 2003, Allied Operating Company (UK) operated 93 of our branches.

         We believe that although our branch network provides nationwide coverage, each branch is a community-based business that should be managed locally to suit the needs of our customers and flexible staff. The branch managers and superintendents are therefore recruited locally and often have prior experience in the healthcare industry.

         In our past three fiscal years, we have completed the following significant acquisitions:

         o Nurses Direct, which was acquired in June 2001, operates a nursing and care agency with 17 branches in South East England.

         o Balfor, which was acquired in August 2001, provides qualified nurses, specialized theatre staff and nursing auxiliaries to hospitals in the Midlands and Northern England.

         o Staffing Enterprise, which was acquired in September 2001, is a London-based provider of temporary staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

         o Medic-One, which was acquired in November 2002, is a supplier of temporary staffing to National Health Service hospitals and private hospitals in the U.K.

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

         We believe it is important to allow larger acquired businesses to retain certain functions essential to their continuing efficiency, such as their own IT systems, including payroll and invoicing functions. Integration plans and timelines for such larger acquisitions are determined on a case-by-case basis. However, we seek to provide an appropriate degree of control and monitoring. Thus, upon the completion of these acquisitions, branch management contributes to our weekly management meetings and must adhere to weekly and monthly financial reporting requirements. Over time, we intend that the larger acquisitions will be fully integrated into our IT system.

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

         In our fiscal year ended September 30, 2003, approximately 90% of the revenues of Medigas related to the sales of oxygen cylinders and the remainder related to ancillary consumables and equipment required for the utilization of the gases sold.

Allied Oxycare
--------------

         Patients that require more than eight hours of oxygen per day cross a usage "threshold" where the U.K. Department of Health considers their needs are more economically supplied by an on-site concentrator. Allied Oxycare provides oxygen concentrators, which separate room air into its constituent gases to provide 95% oxygen gas, on an as-needed basis to a total of approximately 1,500 patients at home in Northern Ireland. The NHS is charged by Allied Oxycare on a monthly basis for the period during which the patients have the equipment at home. The provision of concentrator oxygen at home is tendered by government services agencies in the U.K. on behalf of the relevant country's health authority or health board.

         A U.K. Department of Health commissioned report in 2000 estimates the total concentrator market at approximately (pound)10,000,000 per year. Business to supply oxygen concentrators is mainly sought through open tender for regional contracts. The revenue for Allied Oxycare is derived wholly from contracts with the relevant government services agency, which contracts on behalf of the four Northern Ireland health boards for the provision of home oxygen therapy services in Northern Ireland. Allied Oxycare's contract in Northern Ireland has been renewed until 2008. Eight further oxygen concentrator contracts for the Greater London area (2 regions), Central England (3), Northern England (2) and South West England (1), with an estimated market value of (pound)10,000,000 to (pound)12,000,000, will be put out to tender during 2005. Allied Oxycare intends to participate in this tender process. The main barrier to entry into the oxygen therapy market is the cost of investment in the equipment and putting in place a distribution network.

Respiratory Therapy Market
--------------------------

         Medigas has increased both its revenues and its profits over the last three years. The growth in revenues has been due to an increased willingness by doctors to prescribe oxygen-related treatments in the home, as well as an increase in the number of cases of asthma and allergies verifications received. In addition, the increase in the use of portable oxygen equipment has contributed significantly to Medigas's growth over the past year. Part of the NHS plan is that more individuals should be treated in their own homes, and with a growing elderly population, there may remain some limited growth potential in this market.

Quality Assurance

Patient Services
----------------

         We are investing heavily in quality assurance systems to ensure that our flexible healthcare staff meet our own internal quality assurance standards, as well as those legislated under the Care Standards Act 2000. Our investment includes a quality assurance center where flexible healthcare staff can update their training requirements, internal audit staff to monitor compliance, comprehensive toolkits and procedures for our branches and a national training manager.

Respiratory Therapy
-------------------

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

Sales, Marketing Activities and Types of Customers

         Our flexible healthcare staffing business is marketed to key decision makers in the NHS, the social services and independent hospitals, as well as to healthcare professionals who act as decision makers for the use of flexible healthcare staff both in the home and in the institutional setting. This enables our company to obtain contracts for our flexible healthcare staff. These purchasing decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain referral sources is establishing and maintaining a reputation for quality service and responsiveness to the needs of referral sources and their patients and clients.

         Medigas and Allied Oxycare are marketed directly to the pharmacist for oxygen cylinders and the NHS supplier for oxygen concentrator services, by a senior manager. In addition to primary sales activity, delivery drivers play a key role as secondary sales staff.

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

         The development of the services we offer has closely followed market developments and has led to the diversified customer base from which we now benefit. We provide flexible healthcare staffing services to the following customers:

         o Hospitals. We provide services to publicly-funded NHS Trusts, NHS hospitals and independent hospitals situated throughout the U.K.

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

         o Local governmental authorities. Local governmental authority social services departments provide subsidized care in the home to members of the community and use carers more frequently than nurses.

         o    Nursing homes. We provide both carers and nurses to nursing homes.

         o Private patients. We provide both nurses and carers to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

         The flexible staffing business operates 24 hours a day, 7 days a week, 52 weeks a year on a branch-by-branch basis. We provide staff to our customers under a variety of arrangements, including the following broad categories of contracts common to the healthcare staffing industry:

         o NHS Framework Agreements ("Framework Agreements") and Service Level Agreements ("SLA"). The NHS Purchasing and Supplies Agency has put in place Framework Agreements, which are contracts that seek to aggregate NHS hospital trust expenditures on third-party staffing companies. The Framework Agreements confer approved supplier status on specific staffing companies and set the level of charge rates for each region and the quality standards to be met by the staffing companies. There are currently nine such agreements, covering all regions of England, and we are qualified as suppliers of flexible healthcare staff under all of these Framework Agreements.

              Individual NHS Trusts may select from the list of staffing companies qualified under the Framework Agreements and enter into SLAs. Although the rates are determined in the Framework Agreements, the NHS Trusts may obtain lower rates by committing to higher volumes of business.

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

         o Preferred supplier arrangements. These arrangements involve the designation of an agency by a customer as a "preferred supplier" of staff. A preferred supply contract may contain agreed rates but is not an exclusive arrangement and does not guarantee that an agency will be used by the customer. A small proportion of our services are provided under preferred supplier agreements, which tend to be with local governmental authorities or hospitals.

         o "Cost-volume" contracts. Under a "cost-volume" contract, an agency specifies a price to the customer for an indicative number of hours. Such an agreement may enable customers to negotiate lower prices for minimum volumes of business. Local governmental authorities are the principal users of these contracts. A very small percentage of our business is conducted on a "cost-volume" basis.

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

         We provide a diverse range of flexible staff to our customers, namely carers, nurses and specialized medical personnel. Our mix of flexible staff is 54% nurses and 46% carers.

         Carers include personnel who provide personal or basic care in the community as well as healthcare assistants or nursing auxiliaries, who also work in hospitals. A large number of our nurses are comprised of newly and recently qualified nurses, which are generally provided to hospitals and nursing homes. The balance of our flexible staff is higher-grade nurses, specialist nurses and Professionals Allied to Medicine who are primarily provided by Staffing Enterprise and Balfor.

Recruitment of Flexible Staff

         We recruit flexible staff in a variety of ways. The primary source of recruitment is through word-of-mouth referrals from nurses and carers. On an informal basis, our businesses and branches may run internal financial promotions to encourage referrals from current flexible staff on their registers. Our businesses also recruit through local and national print advertising and organize recruitment events, including national recruitment days at the branch level that we promote. Our website also contains national branch vacancies.

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

         We have designed a tuition reimbursement program, called "Caremiles," that enables our flexible staff to earn credits based on the number of hours they work for us. These credits can be used by members of our flexible staff to fund training programs to assist them in maintaining their professional standing or to obtain new qualifications to enhance their skills. The Caremiles program is in addition to standard training programs, such as a program to earn a Moving and Handling Certificate, offered to staff to ensure compliance with legislative requirements.

Suppliers

         Our U.K. respiratory therapy operations purchase their equipment and supplies required in connection with the provision of our services from various approved suppliers. We believe that there are a number of alternative sources for these items at prices comparable to our current sources.

Competition

         The U.K. flexible healthcare staffing agency industry is highly fragmented with over 2,100 small operators providing staff locally. The market at the local level is characterized by relatively low barriers to entry. The barriers to entry at a U.K.-wide level are more significant, as the establishment and growth of a flexible health-care staffing business is largely dependent on access to capital.

         The private agency competitors of our flexible staffing business are mainly small, locally-based agencies serving a limited area or group of customers. These agencies compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us in areas of high population such as London. Such companies include Nestor Healthcare Group and Reed Health Group.

         The nature of the U.K. marketplace is such that nurses and carers often accept placements with more than one agency.

         Since 2000, the NHS has had its own internal agency, called NHS Professionals, which has attempted to provide high volume/low margin contracts for flexible healthcare workers in hospitals. This has impacted some of our major competitors with greater exposure than us to such contracts. We will continue to work with NHS Professionals to fulfill the per diem demand that it is unable to cover.

Patents and Trademarks

         Our U.K. operations own no patents. Our U.K. operations operate under the following trade names:

         o    Allied Healthcare Group Limited;
         o    Allied Healthcare (UK) Limited;
         o    Allied Oxycare Limited;
         o    Balfor Medical Limited;
         o    Crystalglen Limited;
         o    Medicare;
         o    Medigas Limited;
         o    Nightingale Nursing Bureau Limited;
         o    Nurses Direct;
         o    Nursing UK;
         o    Omnicare Limited;
         o    Staffing Enterprise Limited;
         o    Staffing Enterprise (PSV) Limited;
         o    Transworld Healthcare (UK) Limited; and
         o    Medic-One Group Limited.

         Trademarks have been registered in the U.K. for the following names:

         o    ALLIED HEALTHCARE;
         o    CAREERS GO FURTHER WITH CAREMILES;
         o    CAREMILES;
         o    EARN AS YOU LEARN WITH CAREMILES;
         o    50-30-20;
         o    FLEXMED;
         o    HOSPITAL AT HOME;
         o    HOSPITAL HOME;
         o    MEDIC ONE;
         o    THE MEDIC ONE GROUP LIMITED;
         o    NIGHTINGALE NURSING BUREAU;
         o    OMNICARE; and
         o    OUR PEOPLE OUR STRENGTH.

         We do not believe that our business in the U.K. is dependent upon the use of any patent, trademark or similar property.

Third-Party Reimbursement

         For the year ended September 30, 2003, our U.K. operations received approximately 64.8% of revenues from U.K. governmental payors (primarily the NHS) compared to approximately 67.8% for the year ended September 30, 2002. The remaining 35.2% and 32.2% of revenues received for 2003 and 2002, respectively, were derived from products and services provided to the private healthcare sector and other commercial organizations, such as privately-owned nursing homes.

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

U.S. OPERATIONS

         In April 2003, we exited the U.S. home healthcare business. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement. For a discussion of the revenues and costs of operations of our discontinued operations, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and footnote 4 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2003.

         Substantially all of our U.S. revenues were attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts received from government programs and private third-party payors were dependent upon the specific benefits included under the program or the patient's insurance policies.

EMPLOYEES

         As of November 30, 2003, we employed approximately 688 full-time employees and 275 part-time employees.

         In addition, our U.K. operations maintain registers of approximately 33,600 registered nurses, carers and aides available to staff home and health service nursing arrangements on a temporary basis. We consider our relationship with our U.K. employees and independent contractors to be good. None of our U.K. employees are represented by a labor union.

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

         Our U.K. operations are currently authorized in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 (which came into force in April 2003) to carry on an agency for the supply of nurses. This legislation requires that a person who carries on an agency for the supply of nurses on any premises in the area of the licensing authority must be the holder of a license from that authority authorizing that person to supply on those premises. Our U.K. operations are authorized in Scotland by the Regulation of Care (Scotland) Act 2001. Our domiciliary care agencies in England, which provide carers working in the community, are currently authorized under the Domiciliary Care Agencies Regulations 2002.

         The Care Standards Act 2000 introduced a regulatory structure for all non-NHS health and care services in England and Wales. It established a new independent registration and regulatory body for independent healthcare services and social care in England, including nurses' agencies, called the National Care Standards Commission, and enforces registration of all care agencies and establishments. The Care Standards Act 2000 also appointed a similar registration authority for Wales, the National Assembly for Wales. The Care Standards Act 2000 also made provision for a new General Social Care Council in England and a new Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their carers and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland.

         The Care Standards Act 2000 is essentially an enabling act that provides for regulations to be made by secondary legislation. Regulations relating to registration are already in force (the National Care Standards Commission (Registration) Regulations 2001). The Care Standards Act 2000 also provided that regulations can be made imposing any requirements which the appropriate Minister thinks fit for the purposes of Part II of the Care Standards Act 2000 relating to establishments and agencies. Specific regulations set out in the Care Standards Act 2000 that may be introduced include provisions relating to the services to be provided by agencies, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the agency. The recent regulations (including the Nurses Agency Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) include provisions in these areas.

         Contracts between nursing agencies and NHS Trusts for the provision of services will be reviewed by a new commission, to be called the Commission for Healthcare Audit and Inspection. Allied Operating Company (UK) is accredited by various U.K. social services agencies for the supply of carers to community services within that specific area. The U.K. Department of Health and Medicines Control Agency has granted licenses to Medigas for the production and distribution of medical-grade oxygen to pharmacies throughout the U.K.

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

         The current Labor government has continued to develop the previous Conservative government's plans of devolving decisions on patient care down to the family doctor. Primary Care Trusts based in local communities are now in operation, which will increasingly mean that decisions related to patient care and the funding required will be decided by a group representing general practitioners, nurses, pharmacists and community care workers operating in conjunction with the district health authorities and local governmental authorities. However, local decisions relating to drug and treatment regimes are subject to national policies and the decisions of the government-appointed National Institute for Clinical Excellence (N.I.C.E.).

         In addition to this top-level development change, the NHS continues to seek ways in which it can reduce costs. We believe that contractors to the NHS will continue to come under pressure over the next three years, until the next election, notwithstanding the current government's stated determination substantially to increase funding in the NHS.

U.S. Government Regulation

         Our U.S. operations were subject to extensive federal and state regulation. Federal regulation covers, among other things:

         o    Medicare and Medicaid billing and reimbursement;

         o    reporting requirements;

         o    supplier standards;

         o limitations on ownership and other financial relationships between a provider and its referral sources;

         o approval by the Food and Drug Administration of the safety and efficacy of pharmaceuticals and medical devices; and

         o laws aimed at the prevention of fraud and abuse in the provision of medical services, including the submission of false claims to governmental and private payors and the payment of kickbacks to physicians or others who refer an individual to another person for the furnishing of services or items that may be reimbursed by a federal healthcare program, such as Medicare or Medicaid.

         In addition, the requirements that we needed to satisfy to conduct our businesses varied from state to state.

         We carefully monitored our submissions of Medicare and Medicaid claims and all other claims for reimbursement and we used our best efforts to ensure that these claims were not false or fraudulent. However, to the extent we are investigated and/or found to have violated these laws, it could have a material adverse effect on us.

         Also, from time to time, government payers conduct post-payment audits of previously paid Medicare or Medicaid claims. At this time, there are several post-payment overpayment determinations arising from the previous business activities of two our former operating subsidiaries, RespiFlow, Inc. or M.K. Diabetic Support Services, Inc. Although appeals are being pursued, if we are unsuccessful in these appeals, such a result could have a material adverse effect on us.

         We believe that our U.S. operations complied in all material respects with all applicable laws.

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


ITEM 2.       PROPERTIES

         We lease 87 facilities in the U.K., of which 48 are for a period of three months or less. We lease our corporate headquarters in the U.S. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See Operating Leases in Note 12 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2003.)


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

         We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended September 30, 2003.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         Our common stock is quoted on the American Stock Exchange and is traded under the symbol "ADH." The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the American Stock Exchange.

     PERIOD                                             HIGH         LOW
     Year Ended September 30, 2002:
     First Quarter .................................... $3.10       $2.40
     Second Quarter ...................................  4.15        2.85
     Third Quarter ....................................  6.80        3.55
     Fourth Quarter ...................................  5.97        3.65

     Year Ended September 30, 2003:
     First Quarter .................................... $5.35       $4.00
     Second Quarter ...................................  4.54        3.47
     Third Quarter ....................................  4.15        3.15
     Fourth Quarter ...................................  4.45        3.40

     Year Ended September 30, 2004:
     First Quarter (through
              December 26, 2003) ...................... $6.46       $3.88

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

         As of December 26, 2003, there were approximately 207 shareholders of record of our common stock.

SERIES A PREFERRED STOCK

         In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of (pound)22,286,869 ($35,213,253 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). There is no public trading market for our Series A preferred stock. For a description of our Series A preferred stock, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

EQUITY COMPENSATION PLAN INFORMATION

         For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12--Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Equity Compensation Plan Information."

  RECENT ISSUANCES OF SECURITIES

         During the quarter ended September 30, 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with consulting services related to corporate finance and investment banking matters, we issued to such third party warrants to purchase up to an aggregate of 350,000 shares of our common stock. One hundred thousand (100,000) of the warrants are exercisable at $4.75 per share, 175,000 of the warrants are exercisable at $5.50 per share and 75,000 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. The warrants were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act because, among other things, the warrants were issued to one institution, there was no general solicitation, restrictive legends were placed on the warrants and the warrants provide that restrictive legends will be placed on the shares issuable upon the exercise thereof.



ITEM 6.       SELECTED FINANCIAL DATA

         The financial data for the year ended September 30, 2003 and the balance sheet data as of September 30, 2003, as set forth below, have been derived from the consolidated financial statements of our company, audited by Deloitte & Touche LLP for such period, and the financial data for the years ended September 30, 2002 and 2001 and the balance sheet data as of September 30, 2002 and 2001, as set forth below, have been derived from the consolidated financial statements of our company, audited by Ernst & Young LLP for such periods, and should be read in conjunction with those consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The financial data for the year ended September 30, 2000 and the balance sheet data as of September 30, 2000, as set forth below, have been derived from the consolidated financial statements of our company, audited by Ernst & Young LLP for such period, which do not appear in this Annual Report on Form 10-K, and the financial data for the year ended September 30, 1999 and the balance sheet data as of September 30, 1999, as set forth below, have been derived from the consolidated financial statements of our company, audited by PricerwaterhouseCoopers LLP for such period, which also do not appear in this Annual Report on Form 10-K. The selected financial data should be read in conjunction with "Item 1--Business--General" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

         All data in the following table is in thousands, except for per share data.


                                                                            YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------
                                                           2003        2002          2001        2000(6)          1999
                                                      ------------  ----------     ----------   ---------     -----------
FINANCIAL DATA:
Total revenues ......................................    $294,379    $242,828        $138,041     $119,925     $141,580
Gross profit ........................................      81,323      66,079          42,491       40,654       51,722
Selling, general and administrative
     expenses .......................................      53,648      48,847 (2)      32,514       44,563       53,118
General and administrative expense related
     to mail-order operations .......................        --          --             3,883         --           --
Losses due to sale of subsidiary ....................        --          --               354         --           --
Legal settlements, net ..............................        --          --              --          5,082 (7)     --
Restructuring charge ................................        --          --              --          1,288 (8)     --
Impairment of long-lived assets .....................        --          --              --         15,073 (9)     --
                                                        ---------   ---------       ---------    ---------    ---------
Operating income (loss) .............................      27,675      17,232           5,740      (25,352)      (1,396)
Interest expense, net ...............................      11,279      13,472           8,433        9,014 (3)    5,218
Gain on settlement of PIK interest ..................        --        (5,143)(4)        --           --           --
Foreign exchange loss ...............................          18          19             400         --           --
Provision (benefit) for income taxes(1) .............       4,910       4,971          24,117       (7,756)        (500)
Equity in income of and interest
   income earned from U.K. subsidiaries .............        --          --              --          1,101 (6)     --
Minority interest ...................................        --           120              22          (70)        --
                                                        ---------   ---------       ---------    ---------    ---------
Income (loss) from continuing operations ............      11,468       3,793         (27,232)     (25,439)      (6,114)

Income (loss) from discontinued operations ..........         503       1,001             620          495       (1,232)
Redeemable preferred dividend and
   accretion(5) .....................................       4,005       1,016            --           --           --
                                                        ---------   ---------       ---------    ---------    ---------
Net income (loss) available to common
   stockholders .....................................      $7,966      $3,778        $(26,612)    $(24,944)     $(7,346)
                                                        =========   =========       =========    =========    =========
Basic and diluted income (loss) per share of common
   stock from:
Income (loss) from continuing operations ............       $0.34       $0.15          $(1.57)      $(1.45)      $(0.35)
Income (loss) from discontinued operations ..........        0.02        0.05            0.04         0.03        (0.07)
                                                        ---------   ---------       ---------    ---------    ---------
                                                            $0.36       $0.20          $(1.53)      $(1.42)      $(0.42)
                                                        =========   =========       =========    =========    =========
Weighted average number of common shares outstanding:
Basic ...............................................      21,962      18,565          17,408       17,551       17,547
                                                        =========   =========       =========    =========    =========
Diluted .............................................      22,304      18,932          17,408       17,551       17,547
                                                        =========   =========       =========    =========    =========

                                                                          SEPTEMBER 30,
                                        -----------------------------------------------------    ------------
                                          2003          2002          2001            2000          1999
                                        ----------    ----------    ----------      ---------    ------------
BALANCE SHEET DATA:
Working capital......................    $24,781       $25,918       $25,178         $31,141        $31,938
Accounts receivable, net.............     35,745        32,113        27,888         19,821          27,100
Total assets.........................    311,668       268,113       248,073         183,746        172,121
Long-term debt.......................    118,680       118,961       175,913         89,677          54,407
Total stockholders' equity...........     75,163        53,943        36,354         63,031          91,274

(1) During the year ended September 30, 2001, we established a full valuation allowance against our U.S. deferred tax assets.

(2) For the year ended September 30, 2002, we recorded a non-cash charge of $4,216,000 for the issuance of shares of common stock to senior management and $1,619,000 related to the exchange of employees' redeemable shares in TWUK for shares of our common stock, using the net exercise method, in the Reorganization. We also recorded a net charge of $686,000 for the year ended September 30, 2002 mainly related to the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

(3) Effective October 1, 2001 we adopted FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible Assets of Motor Carriers) and, and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases), and Technical Correction" ("FAS No. 145"), which addressed gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications and accordingly recorded a charge of $925,000 in interest expense for the year ended September 30, 2002. We also reclassified $1,167,000 to interest expense which was previously recorded as an extraordinary item in fiscal 2000. Both charges relate to the write-off of deferred financing costs associated with the early extinguishment of debt.

(4) We recorded a gain of $5,143,000 for the year ended September 30, 2002 related to the settlement of PIK interest.

(5) For the year ended September 30, 2003, we accrued dividends on our Series A preferred Stock of $3,523,000 and accreted costs of $482,000 related to the issuance of our Series A preferred stock. For the year ended September 30, 2002, we accrued $941,000 of dividends on the Series A preferred stock and accreted $75,000 of costs related to the issuance of our Series A preferred stock.

(6) Effective with the financing by our U.K. subsidiaries in December 1999, we began accounting for the investment in Allied Healthcare (UK) and its subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, Allied Healthcare (UK) and TWUK amended their Articles of Association. The amendments enabled us to consolidate Allied Healthcare (UK) and its subsidiaries as of January 1, 2000.

(7) We recorded a net charge of $5,082,000 related to legal settlements in the year ended September 30, 2000.

(8) We recorded a $1,288,000 restructuring charge related to exiting our U.S. mail-order operations in the year ended September 30, 2000.

(9) We recorded a charge for impairment of long-lived assets of $15,073,000 in the year ended September 30, 2000. The charge related to the write-down of assets, mainly goodwill, to their fair value of $12,346,000 for the U.S. mail-order operations and $2,727,000 for Amcare Limited.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K and in conjunction with the description of our business included in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position.

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K under "Forward-Looking Statements."

GENERAL

         We are one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the U.K. healthcare industry. We operate a community-based network of over 115 branches, with the capacity to provide nurses, carers (known as home health aides in the U.S.) and specialized medical personnel to locations covering approximately 90% of the population of Great Britain. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

         On April 16, 2003, we disposed of the last of our U.S. operations when we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc. for approximately $8,500,000 in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. The sale of this non-core segment allows us to focus our business on providing staffing services to the healthcare industry. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement.

         On July 25, 2002, we consummated the Reorganization. Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of our common stock and shares of our new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of our company and the principal amount of the senior subordinated notes (the "Notes") issued by Allied Healthcare (UK) were exchanged for shares of our Series A preferred stock. The primary purpose of the Reorganization was our desire to increase shareholder value by having us and our subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline our corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing services market and effectively convert the equity and subordinated debt investments in our U.K. subsidiaries into direct investments in us. We believe that the Reorganization resulted in our company having a more straight-forward and integrated management and corporate structure.

         In the Reorganization, accrued and unpaid interest owed to the holders of the Notes issued by Allied Healthcare (UK) was satisfied by the exchange for shares of our common stock at the rate of 0.3488 shares for every (pound)2.00 of accrued and unpaid interest on such Notes. We issued 116,759 shares of common stock in settlement of accrued and unpaid interest on the Notes in fiscal 2002 and an additional 890,098 shares of common stock in settlement of accrued and unpaid interest on the Notes were issued in the first quarter of fiscal 2003.

         In the Reorganization, we issued an aggregate of 2,358,930 shares of our common stock and 7,773,660 shares of our Series A preferred stock. The Series A preferred stock has an aggregate liquidation preference of $35,213,000. On our balance sheet, the shares of common stock have been valued at $3.91 per share, the closing price on AMEX of our common stock at April 24, 2002, the date of the execution of the agreement relating to the Reorganization, and the shares of Series A preferred stock issued in connection with the Reorganization have been valued at $35,213,000, excluding issuance costs. At issuance, as the value of a share of common stock into which a share of Series A preferred stock was convertible was less than the conversion price, there was no economic incentive for a holder of Series A preferred stock to convert and, accordingly, there was no beneficial conversion feature in the Series A preferred stock under accounting principles generally accepted in the U.S.

         Our revenue mix and payor mix is influenced to a significant degree by the relative contribution of acquired businesses and their respective payor profiles. The following table shows the percentage of historical net revenues represented by each of our product lines:

                                                        Year Ended            Year Ended             Year Ended
                                                      September 30,          September 30,          September 30,
                                                           2003                  2002                   2001
                                                          ------                ------                 ------
Product Line:
Net patient services..........................            97.8%                  98.0%                  94.7%
Net respiratory, medical equipment and
   supplies ..................................             2.2                    2.0                    5.3
                                                          ------                ------                 ------
              Total revenues..................            100.0%                100.0%                 100.0%
                                                          ======                ======                 ======

         The following table shows the historical payor mix for our total revenues for the periods presented:

                                                        Year Ended            Year Ended             Year Ended
                                                      September 30,          September 30,          September 30,
                                                           2003                  2002                   2001
                                                           ----                  ----                   ----
Payor:
U.K. NHS and other
  U.K. governmental payors....................             64.8%                 67.8%                  61.3%
Private payors................................             35.2                  32.2                   38.7
                                                          ------                ------                 ------
              Total revenues..................            100.0%                100.0%                 100.0%
                                                          ------                ------                 ------

         The decrease in NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2003 as compared to 2002 was primarily due to a decrease in billable rates per hour achieved in the NHS due to the introduction of the Framework Agreements, together with a migration of nursing placements into private nursing homes where higher margins were achieved. The increase in NHS and other U.K. governmental payors as a percentage of total revenues for the year ended September 30, 2002 as compared to 2001 was primarily due to our U.K. acquisitions, which derive the majority of their revenues from the NHS, and to organic growth in the core flexible staffing business. We believe that our payor mix in the future will be determined primarily by the payor profile of completed acquisitions and to a lesser extent, from shifts in existing business among payors.

         Our gross margins will be influenced by the revenue mix of our product lines and by changes in reimbursement rates. Subsequent acquisitions, when completed, will continue to impact the relative mix of revenues and overall gross margin.

         At September 30, 2003, we had $185,722,000 of intangible assets (primarily goodwill) on our balance sheet compared to $123,514,000 at September 30, 2002. This represented 59.6% of total assets and 247.1% of total stockholders' equity at September 30, 2003 and 46.1% of total assets and 229.0% of total stockholders' equity at September 30, 2002. In accordance with the provisions of FAS No. 142, which we adopted effective October 1, 2001, all existing and newly acquired goodwill and intangible assets deemed to have indefinite lives are not subject to amortization. Amortization of other intangibles still subject to amortization was $207,000 for the year ended September 30, 2003. Subsequent acquisitions, when completed, will continue to increase the amount of intangible assets on the balance sheet.

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

Intangible Assets

         We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and may require adjustments to recorded amounts of goodwill. In addition, goodwill is evaluated for impairment annually in the fourth quarter. However, a more frequent evaluation would be performed if indicators of impairment were present.

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

Contingencies

         Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, in cash, as contingent consideration dependent upon future earnings of such acquired entities. See Notes 4 and 12 of the Notes to Consolidated Financial Statements for the year ended September 30, 2003.

         Also, we are involved in various legal proceedings and claims incidental to our normal business activities. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Revenue Recognition

         Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for over 95% of our company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

         We receive a majority of our revenue from the NHS and other U.K. governmental payors. Certain revenues are subject to review by third-party payors and adjustments, if any, are recorded when determined.

RESULTS OF OPERATIONS

Year Ended September 30, 2003 vs. Year Ended September 30, 2002

Revenues
--------

         Total revenues for the year ended September 30, 2003 were $294,379,000 compared to $242,828,000 for the year ended September 30, 2002, an increase of $51,551,000 or 21.2%. This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of internal growth ($11,053,000) and acquisitions ($15,577,000) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($955,000). An increase of $23,966,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit
------------

Total gross profit increased by $15,244,000 to $81,323,000 for the year ended September 30, 2003 from $66,079,000 for the year ended September 30, 2002, an increase of 23.1%. The favorable effects of changes in foreign exchange accounted for $6,621,000 of the increase. As a percentage of total revenue, gross profit for the year ended September 30, 2003 increased to 27.6% from 27.2% for the comparable prior period. Gross margins for patient services increased (27.3% for the year ended September 30, 2003 versus 26.9% for the comparable prior period). Gross margins in the respiratory, medical equipment and supplies sales increased (43.4% for the year ended September 30, 2003 versus 41.7% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses
--------------------------------------------

         Total selling, general and administrative expenses increased by $4,801,000 to $53,648,000 for the year ended September 30, 2003 from $48,847,000 for the year ended September 30, 2002, an increase of 9.8%. The increase was mainly a result of higher level of overhead costs in our U.K. operations due principally to acquisitions and internal growth ($8,310,000), higher level of overhead costs in the U.S. corporate office as well as charges associated with the exercise of employee stock options ($1,297,000), and changes in foreign exchange ($4,056,000). This increase was partially offset by the effects of recording, for the year ended September 30, 2002, a non-cash charge of $5,835,000 representing $4,216,000 for the issuance of shares of our common stock to senior management and $1,619,000 related to the exchange of employees' redeemable shares (options) in TWUK for shares of our common stock, using the net exercise method in the Reorganization, a $2,341,000 charge representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and a net charge of $686,000 principally reflecting the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

Interest Income
---------------

         Total interest income for the year ended September 30, 2003 was $2,032,000 compared to $3,024,000 for the year ended September 30, 2002, which represents a decrease of $992,000. The decrease was attributable to a lower level of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($159,000).

Interest Expense
----------------

         Total interest expense for the year ended September 30, 2003 was $13,311,000 compared to $16,496,000 for the year ended September 30, 2002, which represents a decrease of $3,185,000. Excluding the $1,070,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $4,255,000. The decrease was principally attributable to the exchange of accrued and unpaid interest on the senior subordinated promissory notes of Allied Healthcare (UK) for shares of our company's common stock as part of the Reorganization

($2,627,000). The decrease was also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the recording of a $203,000 charge related to a change in the fair value of our company's interest rate cap and floor collar agreement.

Gain on Settlement of Paid in Kind Interest
-------------------------------------------

         We recognized a gain of $5,143,000 for the year ended September 30, 2002 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK) in exchange for new shares of our common stock.

Provision for Income Taxes
--------------------------

         We recorded a provision for income taxes amounting to $4,910,000 or 30.0% of income before income taxes and discontinued operations for the year ended September 30, 2003 versus a provision of $4,971,000 or 56.0% of income before income taxes, minority interest and discontinued operations for the year ended September 30, 2002. Included in the tax provision for the year ended September 30, 2003 is a benefit related to the reversal of an estimated income tax liability ($1,873,000) for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $6,783,000 or 41.4% of income before income taxes and discontinued operations for the year ended September 30, 2003. The difference between the 41.4% effective tax rate for the year ended September 30, 2003 and the statutory tax rate is primarily due to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest
-----------------

         We reported a charge for minority interest of $120,000 in the year ended September 30, 2002. The minority interest represented the 1,050,000 shares of class A1 common stock of TWUK issued as part of the Nightingale consideration. In the Reorganization, we acquired these shares and the U.K. operations became wholly owned by our company.

Discontinued Operations and Gain on sale of Subsidiaries
--------------------------------------------------------

         Discontinued operations resulted in income of $503,000 for the year ended September 30, 2003 compared to income of $1,001,000 for the year ended September 30, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8,500,000 in cash. Home Healthcare, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," our company has accounted for Home Healthcare as a discontinued operation. The following table presents the financial results of the discontinued operations:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                         2003                          2002
                                                                    --------------------------------------------
      Revenues:
      Net infusion services                                      $       6,685,000               $   12,373,000

      Net respiratory, medical equipment and supplies                    2,479,000                    4,697,000
                                                                    ---------------                 ------------

         Total revenues                                                  9,164,000                   17,070,000
                                                                    ---------------                 ------------
      Cost of revenues:

      Infusion services                                                  5,159,000                    9,068,000

      Respiratory, medical equipment and supplies                        1,438,000                    2,292,000
                                                                    ---------------                 ------------

         Total cost of revenues                                          6,597,000                   11,360,000
                                                                    ---------------                 ------------


      Selling, general and administrative expenses                       2,583,000                    4,709,000
      Gain on sale of subsidiaries, net of tax                             519,000                           --
                                                                    ---------------                 ------------

      Income from discontinued operations                        $         503,000               $    1,001,000
                                                                    ===============                 ============
      Diluted income per share from discontinued
      operations                                                 $            0.02               $         0.05
                                                                    ===============                 ============

Net Income
----------

         As a result of the foregoing, we recorded net income of $11,971,000 for the year ended September 30, 2003 compared to net income of $4,794,000 for the year ended September 30, 2002.

Series A Preferred Stock
------------------------

         For the year ended September 30, 2003, we accrued $3,523,000 of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $ 482,000 of costs related to the issuance of our Series A preferred stock. For the year ended September 30, 2002, we accrued $941,000 of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $75,000 of costs related to the issuance of our Series A preferred stock.

Year Ended September 30, 2002 vs. Year Ended September 30, 2001

Revenues
--------

         Total revenues for the year ended September 30, 2002 were $242,828,000 compared to $138,041,000 for the year ended September 30, 2001, an increase of $104,787,000 or 75.9% (72.4% excluding the favorable effects of changes in foreign exchange). This increase relates primarily to the growth of our company's U.K. flexible staffing operations as a result of acquisitions, principally Staffing Enterprise Limited and Staffing (PSV) Limited (collectively "Staffing Enterprise") ($62,902,000), Crystalglen Limited (operating under the trade name "Nurses Direct") ($13,136,000), and Balfor Medical ($5,642,000) with the remaining increase ($23,107,000) principally reflecting organic growth in the staffing operations.

Gross Profit
------------

         Total gross profit increased by $23,588,000 to $66,079,000 for the year ended September 30, 2002 from $42,491,000 for the year ended September 30, 2001, an increase of 55.5% (52.4% excluding the favorable effects of changes in foreign exchange). As a percentage of total revenue, gross profit for the year ended September 30, 2002 decreased to 27.2% from 30.8% for the comparable prior period. Gross margins for patient services decreased (26.9% for the year ended September 30, 2002 versus 30.7% for the comparable prior period) principally due to an increase in the percentage of revenues derived from the staffing of nurses and other more highly paid professionals, which have lower margins than the historical carer business. In addition, U.K. regulatory changes, which extend the entitlement of holiday pay to temporary workers, served to reduce gross margins in the year ended September 30, 2002. Gross margins in the respiratory, medical equipment and supplies sales increased (41.7% for the year ended September 30, 2002 versus 32.6% for the comparable prior period) mainly due to the sales mix.

Selling, General and Administrative Expenses
--------------------------------------------

         Total selling, general and administrative expenses increased by $12,450,000 to $48,847,000 for the year ended September 30, 2002 from $36,397,000 for the year ended September 30, 2001, an increase of 34.2% (32.1% excluding the favorable effects of changes in foreign exchange). The increase reflects (i) $2,341,000 representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances, (ii) a non-cash charge of $5,835,000, representing $4,216,000 for the issuance of shares of our common stock to senior management and $1,619,000 related to the exchange of employees' redeemable shares (options) in TWUK for shares of our common stock, using the net exercise method in the Reorganization, (iii) a net charge of $686,000, principally reflecting the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations, and (iv) the higher level of overhead costs in our U.K. operations due principally to acquisitions and internal growth. This increase was partially offset by the application of FAS No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer being amortized ($3,725,000), effective October 1, 2001. In addition, we incurred $3,883,000 of expenses in fiscal 2001 related to exiting our U.S. mail-order operations.

Losses due to Sale of Subsidiary
--------------------------------

         For the year ended September 30, 2001, we recorded losses of $354,000 due to the sale of Amcare Limited, a U.K. subsidiary, as a result of the completion of the transaction.

Interest Income
---------------

         Total interest income for the year ended September 30, 2002 was $3,024,000 compared to $1,587,000 for the year ended September 30, 2001. The increase was attributable to a higher level of funds invested.

Interest Expense
----------------

         Total interest expense for the year ended September 30, 2002 was $16,496,000 compared to $10,020,000 for the year ended September 30, 2001. The increase was primarily attributable to a higher level of average borrowings outstanding, as well as the write-off of $925,000 of deferred financing fees, per FAS No. 145, related to certain costs associated with our 1999 financing of our U.K. operations.

Gain on Settlement of Paid in Kind Interest
-------------------------------------------

         We recognized a gain of $5,143,000 for the year ended September 30, 2002 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK) in exchange for new shares of our common stock.

Provision for Income Taxes
--------------------------

         We recorded a provision for income taxes amounting to $4,971,000 or 56.0% of income before income taxes and minority interest for the year ended September 30, 2002 versus a provision of $24,117,000 for the year ended September 30, 2001. The difference between the 55.6% effective tax rate for the year ended September 30, 2002 and the statutory tax rate is due to our recording of an additional valuation allowance for the tax benefit associated with the fiscal 2002 U.S. operating loss.

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

Discontinued Operations
-----------------------

         Discontinued operations resulted in income of $1,001,000 for the year ended September 30, 2002 compared to income of $620,000 for the year ended September 30, 2001. The following table presents the financial results of the discontinued operations:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                         2002                          2001
                                                                    --------------------------------------------
      Revenues:
      Net infusion services                                      $      12,373,000               $   12,505,000

      Net respiratory, medical equipment and supplies                    4,697,000                    4,087,000
                                                                    ---------------                 ------------

         Total revenues                                                 17,070,000                   16,592,000
                                                                    ---------------                 ------------

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                         2002                          2001
                                                                    --------------------------------------------

      Cost of revenues:

      Infusion services                                               9,068,000                    8,959,000

      Respiratory, medical equipment and supplies                     2,292,000                    2,146,000
                                                                    -----------                  -----------

         Total cost of revenues                                      11,360,000                   11,105,000
                                                                    -----------                  -----------


      Selling, general and administrative expenses                    4,709,000                    4,867,000
                                                                    -----------                  -----------

      Income from discontinued operations                           $ 1,001,000                  $   620,000
                                                                    ===========                  ===========
      Diluted income per share from discontinued
      operations                                                    $     0.05                   $      0.04
                                                                    ==========                   ===========

Net Income
----------

         As a result of the foregoing, we recorded net income of $4,794,000 for the year ended September 30, 2002 compared to a loss of $26,612,000 for the year ended September 30, 2001.

Series A Preferred Stock
------------------------

         We accrued $941,000 of dividends in the year ended September 30, 2002 for the Series A preferred stock issued in connection with the Reorganization and accreted $75,000 of costs related to the issuance of our Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

General

         For our fiscal year ended September 30, 2003, we generated $15,110,000 from operating activities. Cash requirements for our fiscal year ended September 30, 2003 for capital expenditures ($4,026,000), payments on acquisitions payable ($7,031,000), payments for acquisitions ($9,531,000), payment on notes payable ($19,363,000) and payments on long-term debt ($6,727,000) were met through operating cash flows, proceeds from the sale of discontinued operations ($8,195,000), restricted cash and cash on hand.

         In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3,000,000 of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2003, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1,285,000 pursuant to our stock repurchase programs, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2003. We intend to continue with our stock repurchases during fiscal 2004.

         We believe our existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

         Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under our senior collateralized term and revolving credit facility (the "Senior Credit Facility"), including the payment of additional contingent consideration, which have been advanced under the Senior Credit Facility.

         The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.

Accounts Receivable

         We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2003 and September 30, 2002, $35,745,000 (11.5%) and $32,113,000 (12.0%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from 2002 to 2003 is mainly due to the acquisition of Medic-One, a supplier of temporary staffing to NHS hospitals and private hospitals in the U.K., which was slightly offset by the timing of cash collections.

         Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2003 and September 30, 2002, our average DSOs were 41 and 42, respectively. The decrease in the DSOs was mainly due to the timing of cash collections.

Borrowings

General
-------

         On December 17, 1999, as amended on September 21, 2001, our company's U.K. subsidiaries, TWUK and its subsidiary, obtained financing denominated in pounds sterling. At September 30, 2003, this financing had an aggregate availability of approximately $178,092,000, consisting of a $159,208,000 Senior Credit Facility and $18,884,000 in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility
----------------------

         The Senior Credit Facility consists of the following:

         o    $46,679,000 term loan A, maturing December 17, 2005;

         o    $20,839,000 acquisition term loan B, maturing December 17, 2006;

         o    $83,355,000 term loan C, maturing June 30, 2007; and

         o    $8,335,000 revolving facility, maturing December 17, 2005.

         Repayment of the loans under the Senior Credit Facility commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. At September 30, 2003, we had outstanding borrowings of $110,195,000 under the Senior Credit Facility that bore interest at rates ranging from 5.63% to 7.13%.

         Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following:

         o    the incurrence of liens;
         o    the incurrence of additional indebtedness;
         o    certain fundamental corporate changes;
         o    dividends (including distributions to us);
         o    the making of specified investments; and
         o    certain transactions with affiliates.

         In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. At September 30, 2003, we are in compliance with such covenants.

         The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

Mezzanine Loan
--------------

         The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. At September 30, 2003, we had outstanding borrowings under the Mezzanine Loan of $17,490,000, which bore interest at a rate of 10.63%.

Notes with Warrants
-------------------

         In connection with the Reorganization, the notes with warrants were settled by the issuance of 890,000 shares of our common stock in the first quarter of fiscal 2003.

Notes Due in Connection with Acquisitions
-----------------------------------------

         In fiscal 2003 we repaid, through TWUK, notes payable in the principal amount of $19,363,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $613,000 of related discount. In fiscal 2003, we also issued notes, in the aggregate principal amount of $36,026,000, to satisfy our obligations to pay additional consideration to the sellers of businesses that we had acquired; the amount of each note depended on the earnings of the acquired business after our acquisition of it. The notes payable are secured by the lender under our Senior Credit Facility. Our Senior Credit Facility requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 2.65% to 5.25%. In general, we may not repay the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holders within one year from the first interest payment due date upon giving not less than sixty days written notice. We had outstanding notes payable in connection with acquisitions of $37,693,000 and related cash restricted to the payment of such notes classified as current in the balance sheet included in our Consolidated Financial Statements for the year ended September 30, 2003.

Guarantees
----------

         Our U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility, the Mezzanine Loan and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At September 30, 2003 and September 30, 2002, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $167,000,000 and $151,000,000, respectively.

Series A Preferred Stock
------------------------

         In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of (pound)22,286,869 ($35,213,253 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in TWUK in exchange for 22,286,869 ordinary shares of TWUK. Such ordinary shares were issued to such investors upon exercise of the warrants that had been issued to them in connection with the sale to them in 1999 of Notes of Allied Healthcare (UK). The Series A preferred stock has been recorded net of issuance costs, which are being accreted using the interest rate method through December 17, 2007.

         The following summary highlights the terms of the Series A preferred stock.

         Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.867 ($4.58 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock) per year. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), which principally relates to the protection of the rights of the holders of our

Series A preferred stock. Any accrued but unpaid dividends will be paid upon the liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

         Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. Except with respect to the directors to be elected by the holders of the Series A preferred stock, voting as a class, the Series A preferred stock and the common stock vote as a single class on all matters submitted to a vote of our shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to our board of directors. In addition, the Series A preferred stock and our common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our board of directors.

         Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock will be entitled to receive anything in respect of their shares, a liquidation preference equal to $4.53 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which we refer to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of our company, such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

         Conversion into Common Stock. Each share of Series A preferred stock is currently convertible, at the option of the holder thereof, into one share of common stock without the payment of additional consideration. Subject to the satisfaction of certain conditions, we have the right to require the holders of the Series A preferred stock to convert all, but not less than all, of their shares into common stock. At issuance, as the value of a share of common stock into which a share of Series A preferred stock was convertible was less than the conversion price, there was no economic incentive for a holder of Series A preferred stock to convert and, accordingly, there was no beneficial conversion feature in the Series A preferred stock under generally accepted accounting principles.

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

Commitments

Acquisition Agreements
----------------------

         Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our common stock, of up to $13,579,000, at September 30, 2003, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements
---------------------

         We have two employment agreements with certain executive officers (our chief executive officer and our chief operating officer) that provided for minimum aggregate annual compensation of $825,000 in fiscal 2003. Each employment agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in his or her responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times his or her average annual base salary during the preceding 12 months. Each employment agreement expires on September 24, 2004; however, each employment agreement shall be automatically renewed on such date, and on each anniversary of such date, for an additional period of one-year, unless the Company or the executive gives notice to the other of its intent to terminate the employment agreement within 90 days of the then applicable termination date.

Operating Leases
----------------

         We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

         As described under "Borrowings," "Commitments--Acquisition Agreements," and "Commitments--Operating Leases" above, the following table summarizes our contractual cash obligations as of September 30, 2003:

                              Total Debt         Total Lease      Total Other          Total
Fiscal                       Obligations         Obligations      Obligations       Obligations
-------------------     ------------------- ------------------ ---------------- -----------------
2004                    $    46,698,000     $    1,643,000     $   5,410,000    $   53,751,000
2005                         11,670,000          1,372,000         8,169,000        21,211,000
2006                         30,841,000          1,191,000                          32,032,000
2007                         58,348,000          1,116,000                          59,464,000
2008                         17,821,000            789,000                           18,610,00
Thereafter                           --          2,438,000                           2,438,000
                        ------------------- ------------------ ---------------- -----------------
                        $   165,378,000     $    8,549,000     $  13,579,000    $  187,506,000
                        =================== ================== ================ =================

         Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms at September 30, 2003. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies.

Miscellaneous

Acquisitions
------------

         On July 8, 2003, we completed our acquisition of Cynon Health Agency, a supplier of flexible healthcare staffing services primarily to hospitals, nursing homes and prisons in the U.K. The consideration included a payment of $1,237,000 in cash and additional contingent cash consideration of $1,751,000 dependent upon future earnings of the acquired entity.

         On June 27, 2003, we completed our acquisition of Carewise Nursing Agency, which specializes in supplying qualified critical care nurses to intensive care units across NHS hospitals in the U.K. The consideration included a payment of $91,000 in cash and additional contingent cash consideration of $1,575,000 dependent upon future earnings of the acquired entity.

         On April 11, 2003, we completed our acquisition of First Force Medical Recruitments Limited, a supplier of flexible healthcare staffing services primarily to military and NHS hospitals in the U.K. The consideration included a payment of $787,000 in cash and additional contingent cash consideration of $2,084,000 dependent upon future earnings of the acquired entity.

         On March 17, 2003, we completed our acquisitions of Ablecare Oxfordshire and Ablecare Northamptonshire, both suppliers of flexible healthcare staffing services primarily to local authority social services departments in the U.K. The consideration included a payment of $809,000 in cash and additional contingent cash consideration dependent upon future earnings of the acquired entities. In August 2003, contingent cash consideration of $630,000 was earned and paid. No additional consideration is required in connection with this acquisition.

         On January 13, 2003, we completed our acquisition of Yorkshire Careline, a supplier of nurses and carers to local authority social service departments in the U.K. The consideration included a payment of $965,000 in cash and additional contingent cash consideration of $642,000 dependent upon future earnings of the acquired entity. Such contingent consideration was earned and paid in August 2003. No additional consideration is required in connection with this acquisition.

         On November 28, 2002, we completed our acquisition of Medic-One, a supplier of temporary staffing to the NHS hospitals and private hospitals in the U.K. The consideration included $4,642,000 in cash, and the issuance of 670,000 shares of our company's common stock and up to approximately $14,270,000 of additional contingent consideration based on future earnings. At September 30, 2003, our company is only obligated to issue additional contingent consideration of up to approximately $8,169,000 dependent upon future earnings of the acquired entity as $6,101,000 of the previous contingent consideration was unearned and will not be required to be paid. The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of our company's stock.

         On November 18, 2002, we completed our acquisition of Dalesway Nursing Services, a supplier of temporary staffing to NHS hospitals, local government authorities and private patients in the U.K. The consideration paid was $306,000 in cash.

         During fiscal 2002 we acquired, through TWUK, a total of six flexible staffing agencies for approximately $2,184,000 in cash. The transactions included provisions to pay additional amounts, payable in cash, of up to $5,606,000 in contingent consideration dependent upon future earnings of the acquired entities. Of the $5,606,000 in contingent consideration, $4,450,000 was earned and paid in fiscal 2003. The remaining amount of contingent consideration of $1,156,000 was unearned and will not be required to be paid.

         On September 27, 2001, we acquired, through TWUK, all of the issued and outstanding shares of Staffing Enterprise, a London-based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100,000 in cash, $14,800,000 in demand notes plus an additional sum of up to approximately $30,800,000 in contingent consideration dependent upon pre-tax profits for our fiscal year ended September 30, 2002. We satisfied our obligation to pay this contingent consideration by the issuance of notes payable in the first quarter of 2003.

         In addition to the acquisition of Staffing Enterprise, during fiscal 2001 we acquired, through TWUK, a total of eleven other flexible staffing agencies for approximately $9,144,000 in cash and the issuance of $5,720,000 in demand notes. The transactions include provisions to pay additional amounts, payable in cash, of up to $12,993,000 in contingent consideration dependent upon future earnings of the acquired entities. Of the $12,993,000 in contingent consideration, $6,588,000 was earned and paid in fiscal 2002 and 2003. The remaining amount of contingent consideration of $6,405,000 was unearned and will not be required to be paid.

Dispositions
------------

         Disposition of Home Healthcare Operations

         On April 16, 2003, we disposed of the last of our U.S. operations when we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc., for approximately $8,500,000 in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement.

         Disposition of Amcare

         On November 22, 2000, we sold, through TWUK, Amcare Limited for approximately $13,826,000 in cash. In the fourth quarter of fiscal 2000, we recorded a charge for impairment of long-lived assets of approximately $2,727,000 to reflect the write-down of the carrying value of goodwill, originally acquired with the purchase of Amcare Limited to its fair value as well as a tax charge of approximately $1,654,000 to reflect the tax effect of the transaction. As a result of the completion of the transaction, we recorded additional losses of $354,000 and realized a foreign exchange loss of $391,000 for the three months ended December 31, 2000.

         Disposition of U.S. mail-order operations

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

Litigation
----------

         See "Item 3--Legal Proceedings."

Contingencies
-------------

         Some of our subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of these subsidiaries are currently responding to these audits and pursuing appeal rights in certain circumstances.

         We believe that we are in compliance, in all material respects, with all applicable Federal, state and foreign laws and regulations. Because of the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these laws or regulations. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretations of applicable Federal, state and foreign laws and regulations may have on our financial position, cash flows and results of operations.

         We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at September 30, 2003, have recorded an accrual of $1,117,000 to cover our estimated exposure related to these matters. We believe that these matters should not have a material adverse impact on our financial position, cash flows or results of operations.

Impact of Recent Accounting Standards
-------------------------------------

         In October 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("FAS No. 144"). FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Effective October 1, 2002, we adopted FAS No. 144. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries, which constituted our home healthcare operations segment. In accordance with the provisions of FAS No. 144, we have accounted for our home healthcare operations as a discontinued operation.

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

         In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit and disposal activities initiated after December 15, 2002. The adoption of FAS No. 146 did not have a material impact on our consolidated financial position or results of operations.

         In November 2002, the FASB approved FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123" ("FAS No. 148"). This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. In accordance with FAS No. 123, we continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans in our financial statements. For purposes of disclosure in the footnotes to our financial statements, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The adoption of FAS No. 148 did not have an impact on our consolidated financial position or results of operations for the fiscal year ended September 30, 2003.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. We do not have any variable interest entities and therefore the adoption of FIN 46 will not have a material impact on our consolidated financial position or results of operations.

         In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149"). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS No. 149 did not have a material impact on our consolidated financial position or results of operations.

         In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS No. 150"). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material impact on our consolidated financial position or results of operations.


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

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and our U.K. subsidiaries' December 17, 1999 financing, which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact our consolidated results of operations or cash flows for our variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the documents governing the financing, on January 25, 2000, we hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract, which expired on June 30, 2003.

         On March 20, 2003, we entered into a new Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $83,355,000 of our floating rate debt in a contract, which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be a liability of $211,000 at September 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

         As of September 30, 2003, our Series A preferred stock (with an aggregate liquidation preference of $35,213,000) bears dividends at the per share rate of 9.375% of $4.53 per annum. In addition, we had notes payable of $37,693,000, which were issued in connection with the acquisition of several U.K. flexible staffing agencies. The notes payable are redeemable, at the holder's option, in fiscal 2004 and bear interest ranging from 2.65% to 5.25% at September 30, 2003. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at September 30, 2003.

                               Expected                 Weighted Average
          Fiscal               Maturity                       Rate
                          ------------------------------------------------------

          2004                 $  9,005,000                 LIBOR +1.82%
          2005                   11,670,000                 LIBOR +2.00%
          2006                   30,841,000                 LIBOR +3.22%
          2007                   58,348,000                 LIBOR +3.50%
          2008                   17,821,000                 LIBOR +7.00%
          Thereafter                     --
                              -------------
                               $127,685,000                 LIBOR +3.66%
                              = = = = = = =

         The aggregate fair value of our debt was estimated based on quoted market prices for the same or similar issues and was approximately $166,772,000 at September 30, 2003.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and required financial statement schedule of our company are located beginning on page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 10, 2003, we dismissed Ernst & Young LLP, independent accountants, as our auditor. On April 10, 2003, we engaged the firm of Deloitte & Touche LLP, independent accountants, as our auditor.

         The reports of Ernst & Young LLP on our financial statements for our fiscal years ended September 30, 2001 and September 30, 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change auditors was approved by both our board of directors and the Audit Committee thereof.

         In connection with Ernst & Young LLP's audits of our financial statements for our fiscal years ended September 20, 2001 and September 30, 2002, and during the subsequent interim period preceding April 10, 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in its reports on our financial statements for such periods.

         During our fiscal years ended September 30, 2001 and September 30, 2002, and during the subsequent interim period preceding April 10, 2003, there were no "reportable events" (as such term defined in Item 304 (a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) involving Ernst & Young LLP.

         During our fiscal years ended September 30, 2001 and September 30, 2002, and during the subsequent interim period preceding April 10, 2003, neither we nor anyone on our behalf consulted Deloitte & Touche LLP regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K promulgated by the Securities and Exchange Commission.

         Ernst & Young LLP provided us with a copy of a letter, dated April 14, 2003, addressed to the Securities and Exchange Commission stating that it is in agreement with the statements contained in the first sentence of the first paragraph above and the statements contained in the second, fourth and fifth paragraphs above and that it has no basis to agree or disagree with the other statements contained in the first through sixth paragraphs above. A copy of such letter is filed as an exhibit to this Annual Report on Form 10-K.


ITEM 9A.      CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. Our company's management, with the participation of our chief executive officer and our acting chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003.

         Under the rules of the Securities and Exchange Commission, "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Based on such evaluation, our chief executive officer and acting chief financial officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

         Changes in Internal Control Over Financial Reporting. There have not been any changes in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the directors and officers of our company:

             NAME                     AGE     POSITIONS WITH OUR COMPANY
             Timothy M. Aitken        59      Chairman of the Board and Chief
                                              Executive Officer
             Sarah L. Eames           45      Director, President and Chief
                                              Operating Officer
             Charles F. Murphy        50      Acting Chief Financial Officer
             Leslie J. Levinson       48      Secretary
             G. Richard Green         64      Director
             David J. Macfarlane      57      Director
             John W. Matthews         59      Director
             Wayne Palladino          45      Director
             Jeffrey S. Peris         57      Director
             Scott A. Shay            46      Director

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

         Charles F. Murphy has served as acting chief financial officer of our company since May 2003. From October 1999 to May 2003, Mr. Murphy served as chief financial officer of our company's U.K. operations. From 1997 to 1999, Mr. Murphy was a principal of Visual Networks Limited, a technology company. From 1994 to 1997, he was finance director of Exceler Healthcare Group, a nursing home company. From 1987 to 1994, Mr. Murphy was a partner at PriceWaterhouse, an accounting firm.

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

         G. Richard Green has been a director of our company since August 1998 and is currently a director of Allied Healthcare (UK) and TWUK. Mr. Green has been the chairman since 1987 and a director since 1960 of J.H. & F.W. Green Ltd., a conglomerate based in the U.K. Since 1960, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries. Mr. Green was also a director of Abbey Healthcare Group, Inc. from 1991 to 1995. He also held directorships of Omnicare Limited and Medigas Limited, subsidiaries of our company, from 1993 to 1996.

         David John Macfarlane has been a director of our company since June 2002. Mr. Macfarlane is of counsel to Ashurst, a law firm in London, where he has worked since 1986. Ashurst has provided legal services to our company, including in the fiscal year ended September 30, 2003.

         John Waylett Matthews has been a director of our company since June 2002. Mr. Matthews has been a director of Crest Nicholson plc, a U.K. residential and commercial development company, since 1992 and the chairman thereof since 1996. Mr. Matthews is a director of Regus plc, which leases office space and related services, such as videoconferencing. Mr. Matthews has indicated that he intends to resign from the board of directors effective January 1, 2004.

         Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has been a director of client portfolio services at Pzena Investment Management LLC, an asset management firm, since June 2002. From August 2000 until June 2002, he was a senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 to September 1996, senior vice president of our company from September 1996 to August 2000 and chief financial officer of our company from February 1991 to August 2000.

         Jeffrey S. Peris has been a director of our company since May 1998. Dr. Peris has been the vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a pharmaceutical company, since May 2001. Dr. Peris was the vice president of business operation of Knoll Pharmaceutical (Abbott Laboratories), a pharmaceutical company, where he was responsible for human resources and corporate communications from April 1998 until May 2001. Dr. Peris was a management consultant to various Fortune 100 companies from May 1997 until April 1998. From 1972 until May 1997, Dr. Peris was employed by Merck & Co., Inc. a pharmaceutical company, where he served as the executive director of human resources from 1985 until May 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

         Scott A. Shay has been a director of our company since January 1996 and served as acting chairman of the board of our company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc., a private investment advisor and management corporation, since its formation in 1988. Mr. Shay currently serves as the chairman of the board of Signature Bank, a subsidiary of Bank Hapoalim, and is currently a director of Allied Healthcare (UK) and TWUK, both of which are subsidiaries of our company, Bank Hapoalim B.M., in Tel Aviv, Israel, and Super Derivatives, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners II, L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc., where he was employed from 1980 to 1988.

         The holders of the Series A preferred stock, voting together as a separate class, are currently entitled to elect one director to our board of directors. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Borrowings--Series A Preferred Stock." Frederick S. Moseley IV, who served as a director of our company from July 2002 until his resignation on December 24, 2003, was elected by the holders of the Series A preferred stock. Pursuant to the provisions of our certificate of incorporation relating to the Series A preferred stock, the vacancy on the board created by Mr. Moseley's resignation may only be filled by the holders of the Series A preferred stock, voting together as a separate class. At the request of Triumph Partners III, L.P. and Triumph III Investors, L.P., Mr. Moseley may attend board meetings as a non-voting observer.

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

         All directors who are not employees of our company are entitled to receive a fee of $10,000 per annum, plus reimbursement of expenses incurred as a result of acting as a director or as a member of any committee of our board of directors. In addition, effective as of November 25, 2003, Mr. Palladino is entitled to receive, for serving as chairman of the Audit Committee, an additional $6,000 per annum and $1,000 per Audit Committee meeting attended in person or by telephone conference call and Mr. Macfarlane is entitled to an additional director's fee of $10,000 per year for advising on U.K. governance and related matters.

         Other than Timothy M. Aitken and Sarah L. Eames none of our company's executive officers have employment agreements. For more information, see "Item 11--Executive Compensation--Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

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

         During our fiscal year ended September 30, 2003, our company's board of directors held eight formal meetings and acted by unanimous written consent in lieu of a meeting on nine separate occasions during that period. During our fiscal year ended September 30, 2003, no director attended fewer than 75% of the board meetings and any applicable committee meetings.

BOARD COMMITTEES

         The board of directors has an Audit Committee and a Compensation Committee but does not currently have a nominating committee. The members of each committee are appointed by the board of directors.

         Audit Committee. The Audit Committee assists our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our independent auditors. The current written charter for the Audit Committee was adopted by our board of directors on May 10, 2000 and is attached as an exhibit to the proxy statement relating to our 2000 annual meeting of shareholders. On December 1, 2003, the Securities and Exchange Commission approved changes to the corporate governance rules of the American Stock Exchange, including the rules relating to the composition and functions of the Audit Committee. Our board of directors intends to revise, as appropriate, the Audit Committee's charter to comply with these new rules, as well as other recent legal developments impacting audit committees.

         The Audit Committee consists of Messrs. Green, Matthews, Palladino and Peris. Mr. Palladino serves as chairman of the Audit Committee. The members of the Audit Committee are independent, as defined in Section 121(A) of the American Stock Exchange's listing standards. The board of directors has determined that Wayne Palladino is an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.

         The Audit Committee was in session during each of the eight formal meetings of our company's board of directors during our fiscal year ended September 30, 2003 and also met on four separate occasions during that period.

         Compensation Committee. The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee currently consists of Messrs. Green and Shay. The Compensation Committee was in session during each of the eight formal meetings of our company's board of directors during our fiscal year ended September 30, 2003 and also met on two separate occasions during that period.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the "Reporting Persons"). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based solely on a review of these reports received by us from the Reporting Persons and written representations from our directors and officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2003, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2003, other than Timothy M. Aitken, Sarah L. Eames and Charles F. Murphy, each of whom filed one Form 4 one day late. Each such Form 4 reported one transaction in our equity securities.

         Hyperion TWH Fund LLC, which together with its affiliates owns more than 10% of our common stock, failed to file a Form 4 disclosing one transaction in our equity securities in our fiscal year ended September 30, 2002. Scott A. Shay, a director of our company and an affiliate of Hyperion TWH Fund LLC, also failed to file a Form 4 with respect to the same transaction. Both Hyperion TWH Fund LLC and Mr. Shay subsequently filed a late Form 5 disclosing the transaction.

CODE OF CONDUCT

         In September 2003, our board of directors adopted a Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer and our acting chief financial officer. As required by the regulations of the Securities and Exchange Commission, the Code of Conduct is designed to deter wrongdoing and to promote:

         (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         (3) compliance with applicable governmental laws, rules and regulations;

         (4) the prompt internal reporting of violations of the Code of Conduct to the Audit Committee; and

         (5)   accountability for adherence to the Code of Conduct.

         A copy of our Code of Conduct is filed as an exhibit to this Annual Report on Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION.

         The following table summarizes all compensation earned by or paid to our chief executive officer and each of the other most highly compensated executive officers of our company whose total annual salary and bonus compensation exceeded $100,000, who we refer to as the Named Officers, for services rendered in all capacities to our company in respect of our fiscal years ended September 30, 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                               COMPENSATION AWARDS
                                                    ANNUAL               ---------------------------------
                                                 COMPENSATION              RESTRICTED       SECURITIES
         NAME AND             FISCAL    --------------------------------      STOCK         UNDERLYING          ALL OTHER
    PRINCIPAL POSITION         YEAR        SALARY           BONUS           AWARDS($)       OPTIONS (#)       COMPENSATION
Timothy M. Aitken              2003       $420,000       $230,000(5)           --             384,000           $9,750(10)
Chairman of the                2002        380,000      4,214,592(6)           --               --               9,000(10)
Board and Chief                2001        360,089        150,000(7)           --             195,000           18,378(11)
Executive Officer


Sarah L. Eames(1)              2003       $405,000       $270,000(5)           --             334,000           $8,450(10)
President and Chief            2002        365,000      3,049,793(8)           --               --               7,800(10)
Operating Officer              2001        333,654        150,000(7)           --             150,000            9,099(11)


Charles F. Murphy,             2003       $ 90,096       $ 80,085              --             99,000            $2,177(11)
Acting Chief
Financial Officer(2)


Daniel A. Bergeron(3)          2003       $135,754(4)          $0              --           100,000(9)              $0
Former Vice
President and Chief
Financial Officer

-----------------

(1) Ms. Eames became a director of our company in June 2002, chief operating officer of our company in June 2001 and president of our company in May 1998.

(2) Mr. Murphy became acting chief financial officer of our company on May 16, 2003.

(3) Mr. Bergeron served as vice president and chief financial officer of our company from November 4, 2002 until May 16, 2003.

(4)      Includes $11,908 paid in respect of accrued vacation.

(5)      Paid in fiscal 2004 as a bonus for fiscal 2003.

(6) Consists of (a) $150,000 cash paid in fiscal 2002 as a bonus for fiscal 2001, (b) $200,000 cash paid in fiscal 2003 as a bonus for fiscal 2002, and (c) the value of shares of our common stock issued in the bonus share issuance described below and the related cash payment made to Mr. Aitken to enable him to pay the income taxes arising from such issuance.

(7)      Paid in fiscal 2001 as a bonus for fiscal 2000.

(8) Consists of (a) $200,000 cash paid in fiscal 2002 as a bonus for fiscal 2001, (b) $250,000 cash paid in fiscal 2003 as a bonus for fiscal 2002, and (c) the value of shares of our common stock issued in the bonus share issuance described below and the related cash payment made to Ms. Eames to enable her to pay the income taxes arising from such issuance.

(9) Mr. Bergeron resigned as vice president and chief financial officer of our company in May 2003, without such options ever having vested.

(10)     Reflects payments for car allowances.

(11) Reflects payment for car allowances and reimbursement of certain travel expenses.

         The Bonus Share Issuance and Related Transactions

         Prior to the Reorganization in July 2002, Mr. Aitken, Ms. Eames and others held redeemable shares of TWUK. The holders of the redeemable shares other than Mr. Aitken and Ms. Eames exchanged their redeemable shares for shares of our common stock in the Reorganization on a tax-free basis. Had Mr. Aitken and Ms. Eames exchanged their redeemable shares for shares of our common stock in the Reorganization, they would have received 684,258 and 487,099 shares of our common stock, respectively, based on the number of redeemable shares held by them. However, just prior to the execution of the reorganization agreement, we learned that these officers would in fact, unlike the other holders of the redeemable shares, be liable for U.S. taxes if they exchanged their redeemable shares for shares of common stock in the reorganization.

         In order to address this matter, Mr. Aitken and Ms. Eames surrendered their redeemable shares for nominal value and we issued to Mr. Aitken and Ms. Eames 684,258 shares of common stock (valued at $2,463,329) and 487,099 shares of common stock (value at $1,753,556), respectively, as bonus shares, together with cash bonuses and loans in an amount roughly equal to the income taxes payable by them in respect of such share issuances (grossed-up to reflect the related cash bonuses). Accordingly, in fiscal 2002 we made cash bonus payments to Mr. Aitken and Ms. Eames in the amount of $1,401,263 and $846,237, respectively, and loaned Mr. Aitken and Ms. Eames the amount of $550,000 and $390,000, respectively. The cash bonus payments and loans from us to Mr. Aitken and Ms. Eames were used by them to pay their income taxes arising from the bonus share issuance.

         The following table sets forth certain information regarding individual options granted during fiscal 2003 to each of the Named Officers pursuant to our 2002 Stock Option Plan. During fiscal 2003 we did not grant stock appreciation rights to any of our Named Executive Officers or any other employee. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                          OPTION GRANTS IN FISCAL 2003

                                                                                                       POTENTIAL REALIZABLE VALUE
                          NUMBER OF        PERCENTAGE OF                                                 AT ASSUMED ANNUAL RATES
                          SECURITIES       TOTAL OPTIONS                                                     OF STOCK PRICE
                          UNDERLYING         GRANTED TO                                                  APPRECIATION FOR OPTION
                           OPTIONS          EMPLOYEES IN       EXERCISE PRICE       EXPIRATION                   TERM(2)
           NAME            GRANTED          FISCAL YEAR         PER SHARE(1)           DATE                 5%               10%
           ----            -------          -----------         ---------              ----         -------------------------------
Timothy M. Aitken           60,000(3)            4.2%              $4.70             11/13/12            $177,348         $449,435
                            24,000(4)            1.7%               4.00              6/3/13               60,374          152,999
                           300,000(5)           21.2%               4.00              9/25/13             754,674        1,912,491
                           -------              ----                                                      -------        ---------
         Totals:           384,000              27.1%                                                     992,396        2,514,925

Sarah L. Eames              60,000(3)            4.2%               4.70             11/13/12             177,348          449,435
                            24,000(4)            1.7%               4.00              6/3/13               60,374          152,999
                           250,000(5)           17.7%               4.00              9/25/13             628,895        1,593,742
                           -------              ----                                                      -------        ---------
         Totals:           334,000              23.6%                                                     866,617        2,196,176

Charles F. Murphy           75,000(3)            5.3%               4.70             11/13/12             221,685          561,794
                            24,000(4)            1.7%               4.00              6/3/13               60,374          152,999
                           -------               ---                                                       ------          -------
         Totals:            99,000               7.0%                                                     282,059          714,793

Daniel A. Bergeron         100,000(3)(6)         7.1%               4.70             11/13/12             295,580          749,059

------------------
(1) Options were granted at an exercise price equal to the closing price of a share of our common stock on the American Stock Exchange on the date of grant.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent our company's estimate or projection of future common stock prices.
(3) The options, which were granted on November 13, 2002, vest in three equal annual installments beginning on the first anniversary of the date of grant.
(4) The options, which were granted on June 3, 2003, vest in three equal annual installments beginning on the first anniversary of the date of grant.
(5) The options, which were granted on September 25, 2003, vest in three equal annual installments beginning on the date of grant.
(6) Mr. Bergeron resigned as vice president and chief financial officer of our company in May 2003, without such options ever having vested.

            We have granted options to certain of our directors and executive officers after September 30, 2003. See "Item 13--Certain Relationships and Related Transactions--Other Transactions with Directors and Executive Officers."

            The following table sets forth certain information with respect to our Named Officers concerning the exercise of options by them during our fiscal year ended September 30, 2003 and unexercised options held by them as of September 30, 2003. We have never granted stock appreciation rights to any of our Named Executive Officers or any other employee.

                    AGGREGATE OPTION EXERCISES IN FISCAL 2003
                     AND 2003 FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                              SHARES                        OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END(3)
                           ACQUIRED ON        VALUE
          NAME               EXERCISE      REALIZED(2)       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
          ----               --------      -----------       -------------------------         -------------------------
Timothy M. Aitken           150,000(1)      $213,750              795,000/284,000                     $423,150/0

Sarah L. Eames              100,000(1)       142,500              233,333/250,667                      325,500/0

Charles F. Murphy               --             --                    0/99,000                             0/0

Daniel A. Bergeron              --             --                       0/0                               0/0

---------------

(1) Represents the aggregate amount of shares acquired upon exercise of the options. A portion of the shares acquired upon exercise were withheld to pay the exercise price of the options. As a result, the net amount of shares of our common stock acquired by Mr. Aitken and Ms. Eames upon exercise of their options was 52,778 shares and 35,185 shares, respectively.

(2) Calculated by multiplying the number of shares acquired on exercise, as set forth in the previous column, by the difference between (a) the closing sales price of our common stock, as reported on the American Stock Exchange, immediately preceding the exercise, and (b) the exercise price of the options that were exercised.

(3) Calculated on the basis of $3.92 per share, the closing sale price of our common stock, as reported on the American Stock Exchange on September 30, 2003, minus the exercise price.

COMPENSATION OF DIRECTORS

         See "Item 10--Directors and Executive Officers of the Registrant--Our Directors and Executive Officers" with respect to compensation of non-employee directors.

EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In September 2001, we entered into employment agreements with Mr. Aitken and Ms. Eames. The agreements have a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The agreements provide for a base salary of $380,000 and $365,000 for Mr. Aitken and Ms. Eames, respectively, during the first year of the term of the agreements. Each of the agreements provides that our company will negotiate in good faith, commencing not less than 90 days prior to each anniversary date of the employment agreements, the amount, if any, of future salary increases. The salary of Mr. Aitken for fiscal 2003 was $420,000 and the salary for Ms. Eames for fiscal 2003 was $405,000. Each agreement provides that if the officer's employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreements) of our company, the officer or our company terminates the officer's employment, then (1) all stock options in our company held by the officer shall immediately vest and (2) the officer will be entitled to receive a cash payment of 2.9 times his or her average annual base salary during the twelve months preceding the change of control or the termination of employment. In addition, certain of Mr. Aitken's and Ms. Eames' stock option agreements provide that the options covered thereby shall vest immediately upon a "change of control" (as such term is defined in their respective employment agreement).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors currently consists of Messrs. Shay and Green. Until December 24, 2003, when he resigned from the board of directors, Mr. Moseley was a member of the Compensation Committee. Mr. Shay, among others, is a control person of Hyperion Partners II, L.P., Hyperion TW Fund L.P., Hyperion TWH Fund LLC and Hyperion TWH Fund II LLC, each of which are principal shareholders of our company. Mr. Moseley, among others, controls Triumph Partners III, L.P. and Triumph III Investors, L.P., each of which are principal shareholders of our company. See "Item 13--Certain Relationships and Related Transactions" for a description of certain transactions between our company and Triumph Partners III, L.P. and Triumph III Investors, L.P.

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

         At October 1, 2002, there were 3,002,000 options available for grant under the 2002 Stock Option Plan and at September 30, 2003 there were 1,814,000 options available for grant under such plan.

1997 Non-Employee Director Plan

         In May 1997, our board of directors adopted the 1997 Option Plan for Non-Employee Directors, which we refer to as the Director Plan, pursuant to which 100,000 shares of common stock of our company were reserved for issuance upon the exercise of options granted to non-employee directors of our company. The purpose of the Director Plan is to encourage ownership of common stock by non-employee directors of our company whose continued services are considered essential to our company's future progress and to provide them with a further incentive to remain as directors of our company. The Director Plan is administered by the board of directors. Directors of our company who are not employees of our company or any subsidiary or affiliate of our company are eligible to participate in the Director Plan. The Director Plan will terminate in May 2007; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The board of directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

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

         Our Certificate of Incorporation and Bylaws provide that our company shall indemnify its directors and officers to the fullest extent permitted by New York law. In addition, w have entered into indemnification agreements with each of our directors and officers and we maintain directors' and officers' liability insurance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the number of shares of common stock and Series A preferred stock, and the percentage of voting stock, beneficially owned as of December 26, 2003, by (1) each of our "named executive officers," as defined under the rules of the Securities and Exchange Commission; (2) each director of our company; (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding voting stock; and (4) all directors and named executive officers of our company as a group (10 persons).

                                                   NUMBER OF                 NUMBER
                                                    COMMON                OF SERIES A             PERCENTAGE OF
                                                    SHARES                 PREFERRED              VOTING SHARES
                                                 BENEFICIALLY         SHARES BENEFICIALLY          BENEFICIALLY
NAME                                               OWNED(1)                  OWNED                   OWNED(2)
Timothy M. Aitken.................................    1,841,173(3)              174,400(4)             6.5%

Sarah L. Eames....................................    1,008,971(5)               21,580                3.4%

Daniel A. Bergeron................................           --                      --                 --

Charles F. Murphy.................................       93,099(6)               17,440                 *

                                                   NUMBER OF                 NUMBER
                                                    COMMON                OF SERIES A             PERCENTAGE OF
                                                    SHARES                 PREFERRED              VOTING SHARES
                                                 BENEFICIALLY         SHARES BENEFICIALLY          BENEFICIALLY
NAME                                               OWNED(1)                  OWNED                   OWNED(2)
G. Richard Green..................................       70,414(7)               17,440(8)              *

David J. Macfarlane...............................        6,000(9)                   --                 *

John W. Matthews..................................        4,000(10)                  --                 *

Wayne Palladino...................................          682(11)               5,232                 *

Jeffrey S. Peris..................................        9,333(12)                  --                 *

Scott A. Shay.....................................   11,860,610(13)                  --               39.7%

Hyperion Partners II L.P. ........................   11,860,610(14)                  --               39.7%

Hyperion TW Fund L.P. ............................   11,860,610(15)                  --               39.7%

Hyperion TWH Fund LLC ............................   11,860,610(16)                  --               39.7%

Hyperion TWH Fund II LLC....................         11,860,610(17)                  --               39.7%

Triumph Partners III, L.P. .......................    1,163,870(18)           6,627,200(19)           26.1%

Triumph III Investors, L.P. ......................    1,163,870(18)           6,627,200(19)           26.1%

All current executive officers and
directors as a group (9 persons).................    14,894,282(20)             236,092               47.8%

---------------------------------------------

*     Less than 1%.

(1) Does not include the shares of common stock issuable upon conversion of the Series A preferred stock.

(2) As of December 26, 2003, the voting shares of our company consist of 22,104,628 outstanding shares of common stock and 7,773,660 outstanding shares of Series A preferred stock. The percentage given for each shareholder assumes that such shareholder has exercised the options held by him that are exercisable within 60 days of December 26, 2003, but that no other shareholders have exercised the options held by them.

(3) Consists of 644,807 shares of common stock held by Mr. Aitken, 11,366 shares of common stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken, 20,000 shares held by the Aitken Living Trust, a trust of which Mr. Aitken is the sole beneficiary and the sole trustee, and 1,165,000 shares subject to options held by Mr. Aitken that are exercisable within 60 days of December 26, 2003. Does not include an additional 264,000 shares subject to options held by Mr. Aitken that are not exercisable within 60 days of December 26, 2003.

(4) Consists of 87,200 shares of Series A preferred stock held by Mr. Aitken and 87,200 shares of Series A preferred stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken.

(5) Consists of 451,638 shares of common stock held by Ms. Eames, 4,000 shares of common stock held jointly by Ms. Eames and her husband and 553,333 shares subject to options held by Ms. Eames that are exercisable within 60 days of December 26, 2003. Does not include an additional 230,667 shares subject to options held by Ms. Eames that are not exercisable within 60 days of December 26, 2003.

(6) Consists of 68,099 shares of common stock held by Mr. Murphy and 25,000 shares subject to options held by Mr. Murphy that are exercisable within 60 days of December 26, 2003. Does not include an additional 74,000 shares subject to options held by Mr. Murphy that are not exercisable within 60 days of December 26, 2003.

(7) Consists of 60,995 shares of common stock held by Mr. Green, 1,819 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 5,000 shares subject to options held by Mr. Green that are exercisable within 60 days of December 26, 2003 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of common stock held by Orion Nominees Limited.

(8) Consists of 17,440 shares of Series A preferred stock held by Orion Nominees Limited, an affiliate of Mr. Green. Mr. Green shares voting and dispositive power over the shares of Series A preferred stock held by Orion Nominees Limited.

(9) Consists of 6,000 shares subject to options held by Mr. Macfarlane that are exercisable within 60 days of December 26, 2003. Does not include an additional 12,000 shares subject to options held by Mr. Macfarlane that are not exercisable within 60 days of December 26, 2003.

(10) Consists of 4,000 shares subject to options held by Mr. Matthews that are exercisable within 60 days of December 26, 2003. Does not include an additional 8,000 shares subject to options held by Mr. Matthews that are not exercisable within 60 days of December 26, 2003.

(11) Does not include an additional 9,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of December 26, 2003.

(12) Consists of 2,000 shares of common stock held by Mr. Peris and 7,333 shares subject to options held by Mr. Peris that are exercisable within 60 days of December 26, 2003. Does not include an additional 4,667 shares subject to options held by Mr. Peris that are not exercisable within 60 days of December 26, 2003.

(13) Consists of 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Mr. Shay and as to which Mr. Shay disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Shay shares voting and dispositive power over all of such shares of common stock.

(14) Consists of (a) 6,854,454 shares of common stock held by Hyperion Partners II L.P. and (b) 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund L.P., 482,700 shares of common stock beneficially owned by Hyperion TWH Fund LLC and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion Partners II L.P. and as to which Hyperion Partners II L.P. disclaims beneficial ownership except to the extent of its pecuniary interest therein. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(15) Consists of (a) 4,148,456 shares of common stock held by Hyperion TW Fund L.P. and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II L.P., 482,700 shares of common stock beneficially owned by Hyperion TWH Fund LLC and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TW Fund L.P. and as to which Hyperion TW Fund L.P. disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(16) Consists of (a) 482,700 shares of common stock held by Hyperion TWH Fund LLC and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II L.P., 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund L.P. and 375,000 shares of common stock beneficially owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TWH Fund LLC and as to which Hyperion TWH Fund LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(17) Consists of (a) 375,000 shares of common stock held by Hyperion TWH Fund II LLC and (b) 6,854,454 shares of common stock beneficially owned by Hyperion Partners II L.P., 4,148,456 shares of common stock beneficially owned by Hyperion TW Fund L.P. and 482,700 shares of common stock beneficially owned by Hyperion TWH Fund LLC, each of which are affiliates of Hyperion TWH Fund II LLC and as to which Hyperion TWH Fund II LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(18) Consists of 1,149,904 shares of common stock held by Triumph Partners III, L.P. and 13,966 shares of common stock held by Triumph III Investors, L.P. Triumph Partners III, L.P. and Triumph III Investors, L.P. are affiliates.

(19) Consists of 6,547,674 shares of Series A preferred stock held by Triumph Partners III, L.P. and 79,526 shares of Series A preferred stock held by Triumph III Investors, L.P., an affiliate of Triumph Partners III, L.P.

(20) Includes an aggregate of 1,765,666 shares subject to options held by our executive officers and directors that are exercisable within 60 days of December 26, 2003 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of September 30, 2003 regarding compensation plans under which equity securities of our company are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE             EQUITY COMPENSATION
                                 BE ISSUED UPON EXERCISE         EXERCISE PRICE OF              PLANS (EXCLUDING
                                 OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN
                                   WARRANTS AND RIGHTS          WARRANTS AND RIGHTS               COLUMN (A))

       PLAN CATEGORY                       (A)                           (B)                           (C)
       -------------                       ---                           ---                           ---
------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
shareholders                               2,604,000                     $4.69                      1,814,000
------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
shareholders                                      --                       --                           --
------------------------------------------------------------------------------------------------------------------------
Total                                      2,604,000                     $4.69                      1,814,000
------------------------------------------------------------------------------------------------------------------------


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE REORGANIZATION - ISSUANCE OF SHARES IN DECEMBER 2002

         All of the shares of our Series A preferred stock and substantially all of the shares of our common stock that we issued in connection with the consummation of the Reorganization were issued in June 2002. However, because certain necessary tax clearances were not issued by the applicable U.K. authorities until December 2002, certain shares of our common stock required to be delivered in the Reorganization were not issued until such time. In December 2002, (a) Timothy M. Aitken, our chairman and chief executive officer, and Aitken (English) Company Limited, an affiliate of Mr. Aitken received an aggregate of 22,733 shares of our common stock; (b) Sarah L. Eames, our president and chief operating officer, received an aggregate of 2,813 shares of our common stock; and (c) Triumph Partners III, L.P. and Triumph III Investors, L.P received an aggregate of 863,870 shares of our common stock. Frederick S. Moseley IV, a former director of our company, may be considered the beneficial owner of securities held by Triumph Partners III, L.P. and Triumph III Investors, L.P.

OTHER TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         During our fiscal year ended September 30, 2003, we granted 384,000 options to purchase shares of common stock to Mr. Aitken, 334,000 options to purchase shares of our common stock to Ms. Eames, 99,000 options to purchase shares of our common stock to Mr. Murphy, our acting chief financial officer, and 100,000 options to purchase shares of our common stock to Mr. Bergeron, our former chief financial officer. Mr. Bergeron resigned from our company in May 2003, without such options ever having vested. All of such options were granted pursuant to our 2002 Stock Option Plan. See "Item 11--Executive Compensation--Option Grants in Fiscal 2003."

         On December 2, 2003, Mr. Aitken and Ms. Eames repaid in full the principal amount of and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in 2002. The principal and accrued interest repaid aggregated $590,500 and $418,718, respectively. The loans were repaid by delivery to the Company of 103,596 and 73,459 shares of common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which are estimated to be approximately $83,395 and $51,421, respectively.

         Our board of directors, upon the recommendation of our compensation committee, awarded Mr. Aitken, effective December 2, 2003, 350,000 options to acquire common stock, vesting immediately and exercisable at a price of $5.70 per share, and, on November 25, 2003, a cash bonus of $400,000. Our board of directors, also upon the recommendation of our compensation committee, awarded Ms. Eames, effective December 2, 2003, 300,000 options to acquire common stock, vesting immediately and exercisable at a price of $5.70 per share, and, on November 25, 2003, a cash bonus of $300,000.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Not applicable for our fiscal year ended September 30, 2003.


                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

           (1)     Consolidated Financial Statements:                                                Page
                   ---------------------------------                                                 ----

                   Independent Auditors' Report                                                       F-1

                   Report of Independent Auditors                                                     F-2

                   Consolidated Balance Sheets - September 30, 2003 and 2002                          F-3

                   Consolidated Statements of Operations - For the Years Ended
                   September 30, 2003, 2002 and 2001                                                  F-4

                   Consolidated Statements of Changes in Stockholders' Equity -
                   For the Years Ended September 30, 2003, 2002 and 2001                              F-5

                   Consolidated Statements of Cash Flows - For the Years Ended
                   September 20, 2003, 2002 and 2001                                                  F-6

                   Notes to Consolidated Financial Statements                                         F-8



           (2)     Consolidated Financial Statement Schedules:
                   -------------------------------------------

                   Schedule II - Valuation and Qualifying Accounts                                    S-1

                   Schedules other than that listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

           (3)     Exhibits:
                   ---------


   Exhibit
   Number                                   Title
   ------                                   -----

    3.1 Restated Certificate of Incorporation of our company filed with the New York Secretary of State on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30,
            1997).

    3.2 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on June 28, 1995 (incorporated herein by reference to Exhibit
            3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

    3.4 Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on May 6, 1997 (incorporated herein by reference to Exhibit
            3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

    3.5 Certificate of Amendment of the Certificate of Incorporation of our company filed with the New York Secretary of State on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

    3.6 Certificate of Amendment to the Certificate of Incorporation of our company filed with the New York Secretary of State on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).

    3.7 Restated Bylaws of our company, as amended (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the year ended October 31, 1996).

    3.8 Amendment to the Bylaws of our company effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the

            Securities and Exchange Commission on June 10, 2002).

    3.9 Certificate of Amendment to the Certificate of Incorporation of our company which defines the rights of the Series A Convertible Preferred Stock, filed with the New York Secretary of State on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

    3.10 Certificate of Amendment to the provisions of the Certificate of Incorporation of our company that defines the rights of the Series A Convertible Preferred Stock, filed with the New York Secretary of State on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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

    10.1 Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.2 Form of Indemnification Agreement with our company (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended October 31, 1994).

    10.3 Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A of our Proxy Statement for its Annual Meeting held on May 28, 1997).

    10.4 Voting Trust Agreement dated December 17, 1999 by and among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited ("Allied Healthcare (UK)"), Transworld Healthcare (UK) Limited ("TWUK"), our company, Triumph Partners III, L.P. and Richard Green, as trustee (incorporated herein by reference to Exhibit 10.65 of our Annual Report on Form 10-K for the year ended September 30, 1999).

    10.5 Securities Purchase Agreement , dated December 17, 1999, among Allied Healthcare (UK), TWUK and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the year ended September 30, 1999).

    10.6 Senior Credit Agreement, dated as of December 17, 1999, among Allied Healthcare (UK), TWUK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.67 of our Annual Report on Form 10-K for the year ended September 30,
            1999).

    10.7 Mezzanine Credit Agreement, dated as of December 17, 1999, among Allied healthcare (UK), TWUK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others (incorporated herein by reference to Exhibit 10.68 of our Annual Report on Form 10-K for the year ended September 30, 1999).

    10.8 Warrant Instrument to subscribe for Shares in TWUK in favor of the mezzanine lenders, dated as of December 17, 1999 (incorporated herein by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended September 30, 1999).

    10.9 Share Sale and Purchase Agreement of Nightingale Nursing Bureau Limited, dated as of April 6, 2000, between Transworld Healthcare
            (UK) Limited, W.A. Thompson, D.T. Thompon and others (incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K dated April 20, 2000).

    10.10 Asset Purchase Agreement, dated as of September 18, 2000, between MK Diabetic Support Services, Inc., Respiflow, Inc. and Transworld Ostomy, Inc. and Express-Med, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11,
            2000).

    10.11 Sale and Purchase Agreement of entire share capital of Amcare Limited with its subsidiary Novacare UK Limited dated November 22, 2000 between Omnicare Limited and Bristol-Myers Squibb Holdings Limited (incorporated herein by reference to Exhibit 10.73 of our Annual Report on Form 10-K for the year ended September 30, 2000).

    10.12 Agreement for Sale and Purchase of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited between Allied Healthcare (UK) Limited and David Christopher Pain and Deborah Kay Pain dated September 27, 2001 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 12, 2001).

    10.13 Second Amendment Agreement, dated September 27, 2001, relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 12, 2001).

    10.14 Second Amendment Agreement, dated September 27, 2001, relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group

            Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 12,
            2001).

    10.15 Employment Agreement, dated September 24, 2001, between our company and Timothy M. Aitken (incorporated herein by reference to Exhibit
            10.16 of our Annual Report on Form 10-K for the year ended September 30, 2001).

    10.16 Employment Agreement, dated September 24, 2001, between our company and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended September 30,
            2001).

    10.17 Master Reorganization Agreement, dated as of April 24, 2002, among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Annex A-1 to the proxy statement/prospectus forming a part of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

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

    10.28 2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).

    10.29 Stock Purchase Agreement, dated as of April 6, 2002, by and between Promptcare Acquisition Corporation and our company (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17,
            2003).

     11 Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

     14*    Allied Healthcare International Inc. Code of Conduct.

     16 Letter, dated April 14, 2003, from Ernst & Young LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2003).

     21*    Subsidiaries of our company.

    23.1* Consent of Deloitte & Touche LLP, independent auditors of our company.

    23.2* Consent of Ernst & Young LLP, former independent auditors of our company.

    31.1* Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.

    31.2* Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer.

    32.1*   Section 1350 Certification of Chairman and Chief Executive Officer.

    32.2*   Section 1350 Certification of Acting Chief Financial Officer.

-----------------------

*    Filed herewith.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 2003, we furnished the following Current Report on Form 8-K to the Securities and Exchange Commission:

     On August 13, 2002, we furnished to the Securities and Exchange
Commission a Current Report on Form 8-K that included information required by
Item 12 of Form 8-K. The Form 8-K disclosed that we had issued a press release on August 13, 2003 announcing our earnings for the quarter ended June 30, 2003. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALLIED HEALTHCARE INTERNATIONAL INC.


                                            By: /s/ Timothy M. Aitken
                                                --------------------------------
                                                Timothy M. Aitken
                                                Chairman of the Board and
                                                Chief Executive Officer

Dated: December 29, 2003

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Sarah
L. Eames, Charles F. Murphy and Marvet Abbassi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy M. Aitken                     Chairman of the Board and                 December 29, 2003
--------------------------------          Chief Executive Officer
Timothy M. Aitken                         (Principal Executive Officer)


/s/ Sarah L. Eames                        Director, President and Chief             December 29, 2003
--------------------------------          Operating Officer
Sarah L. Eames


/s/ Charles F. Murphy                     Acting Chief Financial Officer            December 29, 2003
--------------------------------          (Principal Financial and
Charles F. Murphy                         Accounting Officer)



/s/ G. Richard Green                      Director                                  December 29, 2003
--------------------------------
G. Richard Green


 /s/ David J. MacFarlane                  Director                                  December 24, 2003
--------------------------------
David J. MacFarlane


/s/ John W. Matthews                      Director                                  December 24, 2003
--------------------------------
John W. Matthews


/s/ Wayne Palladino                       Director                                  December 23, 2003
--------------------------------
Wayne Palladino


/s/ Jeffrey S. Peris                      Director                                  December 21, 2003
--------------------------------
Jeffrey S. Peris


/s/ Scott A. Shay                         Director                                  December 23, 2003
--------------------------------
Scott A. Shay

ALLIED HEALTHCARE INTERNATIONAL INC.


Index to Consolidated Financial Statements                         Page
------------------------------------------                         ----

Independent Auditors' Report                                       F-1

Report of Independent Auditors                                     F-2

Consolidated Balance Sheets - September 30, 2003
     and 2002                                                      F-3

Consolidated Statements of Operations - for the
     years ended September 30, 2003, 2002 and 2001                 F-4

Consolidated Statements of Changes in
     Stockholders' Equity - for the years ended
     September 30, 2003, 2002 and 2001                             F-5

Consolidated Statements of Cash Flows - for the
     years ended September 30, 2003, 2002 and 2001                 F-6

Notes to Consolidated Financial Statements                         F-8




Index to Consolidated Financial Statements Schedule
---------------------------------------------------


Schedule II - Valuation and Qualifying Accounts                    S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Allied Healthcare International Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2003 listed in the index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended September 30, 2003, when considered in relation to the basic consolidated financial statements for the year ended September 30, 2003 taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Jericho, New York
December 10, 2003
(December 24, 2003 as to Note 16)

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Allied Healthcare International, Inc.


We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. (the "Company") as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended September 30, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. at September 30, 2002, and the consolidated results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective October 1, 2001.


                                            /s/ Ernst & Young LLP


New York, New York
November 8, 2002

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                                2003                        2002
                                                                           -------------                -------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $  21,691                    $  18,278
  Restricted cash                                                               37,693                       19,840
  Accounts receivable, less allowance for doubtful
    accounts of $3,346 and $22,849, respectively                                35,745                       32,113
  Unbilled accounts receivable                                                  11,278                        7,046
  Assets of discontinued operations                                                 --                        8,733
  Inventories                                                                      431                          359
  Prepaid expenses and other assets                                              1,772                        1,642
                                                                           -------------                -------------
      Total current assets                                                     108,610                       88,011

  Property and equipment, net                                                   10,326                        8,098
  Restricted cash                                                                3,008                       43,678
  Intangible assets, net                                                       185,722                      123,514
  Deferred financing costs and other assets                                      4,002                        4,812
                                                                           -------------                -------------
      Total assets                                                           $ 311,668                    $ 268,113
                                                                           =============                =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                              $  37,693                    $  19,840
  Short-term debt                                                                   --                        3,480
  Current portion of long-term debt                                              9,005                        6,249
  Dividends payable                                                              4,464                          941
  Liabilities of discontinued operations                                           690                        1,270
  Accounts payable                                                               2,676                        1,505
  Accrued expenses                                                              24,969                       23,995
  Taxes payable                                                                  4,332                        4,813
                                                                           -------------                -------------
      Total current liabilities                                                 83,829                       62,093

Long-term debt                                                                 118,680                      118,961
Derivative liability                                                               211                           --
Deferred income taxes and other long-term liabilities                              634                          862
                                                                           -------------                -------------
      Total liabilities                                                        203,354                      181,916
                                                                           -------------                -------------

Commitments and contingencies

Redeemable convertible Series A preferred stock,
  $.01 par value; authorized 8,000 shares, 7,774 shares
  issued and outstanding (liquidation value $35,213)                            33,151                       32,254
                                                                           -------------                -------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000 shares,
    issued and outstanding - none                                                   --                           --
Common stock, $.01 par value; authorized
  40,000 shares, issued 22,689 and
  20,945 shares, respectively                                                      227                          209
Additional paid-in capital                                                     142,897                      139,309
Accumulated other comprehensive income (loss)                                    3,140                       (3,112)
Accumulated deficit                                                            (68,814)                     (80,785)
                                                                           -------------                -------------
                                                                                77,450                       55,621
Less notes receivable from officers                                             (1,002)                        (958)
Less cost of treasury stock (408 and 266 shares, respectively)                  (1,285)                        (720)
                                                                           -------------                -------------
      Total stockholders' equity                                                75,163                       53,943
                                                                           -------------                -------------
      Total liabilities and stockholders' equity                             $ 311,668                    $ 268,113
                                                                           =============                =============

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED            YEAR ENDED          YEAR ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,
                                                                      2003                  2002                2001
                                                                  -------------         -------------       -------------
Revenues:
  Net patient services                                             $ 287,964              $ 237,890           $ 130,719
  Net respiratory, medical equipment and supplies                      6,415                  4,938               7,322
                                                                  -------------         -------------       -------------
    Total revenues                                                   294,379                242,828             138,041
                                                                  -------------         -------------       -------------

Cost of revenues:
  Patient services                                                   209,422                173,869              90,614
  Respiratory, medical equipment and supplies                          3,634                  2,880               4,936
                                                                  -------------         -------------       -------------
    Total cost of revenues                                           213,056                176,749              95,550
                                                                  -------------         -------------       -------------
    Gross profit                                                      81,323                 66,079              42,491

Selling, general and administrative expenses                          53,648                 48,847              32,514
General and administrative expenses related to mail-order
  operations                                                              --                     --               3,883
Losses due to sale of subsidiary                                          --                     --                 354
                                                                  -------------         -------------       -------------
    Operating income                                                  27,675                 17,232               5,740

Interest income                                                       (2,032)                (3,024)             (1,587)
Interest expense                                                      13,311                 16,496              10,020
Gain on settlement of PIK interest                                        --                 (5,143)                 --
Foreign exchange loss                                                     18                     19                 400
                                                                  -------------         -------------       -------------

    Income (loss) before income taxes, minority interest
      and discontinued operations                                     16,378                  8,884              (3,093)

Provision for income taxes                                             4,910                  4,971              24,117
                                                                  -------------         -------------       -------------
    Income (loss) before minority interest and
      discontinued operations                                         11,468                  3,913             (27,210)

Minority interest                                                         --                    120                  22
                                                                  -------------         -------------       -------------

    Income (loss) from continuing operations                          11,468                  3,793             (27,232)
                                                                  -------------         -------------       -------------
Discontinued operations:
(Loss) income from discontinued operations                               (16)                 1,001                 620
Gain on disposal of subsidiaries, net of taxes of $775                   519                     --                  --
                                                                  -------------         -------------       -------------
                                                                         503                  1,001                 620
                                                                  -------------         -------------       -------------
    Net income (loss)                                                 11,971                  4,794             (26,612)

Redeemable preferred dividends and accretion                           4,005                  1,016                  --
                                                                  -------------         -------------       -------------
Net income (loss) available to common stockholders                 $   7,966              $   3,778           $ (26,612)
                                                                  =============         =============       =============

Basic and diluted income (loss) per share of common stock from:
    Income (loss) from continuing operations                       $    0.34              $    0.15           $   (1.57)
    Income from discontinued operations                                 0.02                   0.05                0.04
                                                                  -------------         -------------       -------------
    Net income (loss) available to common stockholders             $    0.36              $    0.20           $   (1.53)
                                                                  =============         =============       =============
Weighted average number of common shares outstanding:
    Basic                                                             21,962                 18,565              17,408
                                                                  =============         =============       =============
    Diluted                                                           22,304                 18,932              17,408
                                                                  =============         =============       =============

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                              COMMON STOCK        ADDITIONAL         OTHER
                                                       ------------------------     PAID-IN      COMPREHENSIVE
                                                         SHARES        AMOUNT       CAPITAL      (LOSS) INCOME
                                                       ---------      --------     --------       -----------
Balance, October 1, 2000                                  17,551      $    176     $128,070          $ (6,248)

Comprehensive loss:
  Net loss
  Foreign currency translation adjustment                                                                 648
Comprehensive loss

Issuance of common stock for exercise of stock options         4                          7

Cost of treasury shares
                                                       ---------      --------     --------       -----------

Balance, September 30, 2001                               17,555           176      128,077            (5,600)

Comprehensive income:
  Net income
  Foreign currency translation adjustment                                                               2,488
Comprehensive income

Issuance of common stock for:
  Hyperion shares                                            375             4        1,590
  Triumph shares                                             375             4        1,590
  Non-cash based compensation                              1,171            11        4,205
  Reorganization                                           1,469            14        5,727

Common stock issuance costs                                                            (864)

Accretion of Series A preferred stock issuance costs                                    (75)


Dividends on Series A preferred stock                                                  (941)

Notes issued to officers

Interest on notes to officers
                                                       ---------      --------     --------       -----------

Balance, September 30, 2002                               20,945           209      139,309            (3,112)


Comprehensive income:
  Net income
  Foreign currency translation adjustment                                                               6,252
Comprehensive income

Issuance of common stock for:
  Reorganization                                             890             9        3,471
  Acquisition of Medic-One Group Limited                     670             7        2,873
  Exercise of stock options                                  184             2          666

Common stock issuance costs                                                             (20)

Accretion of Series A preferred stock issuance costs                                   (482)

Dividends on Series A preferred stock                                                (3,523)

Issuance of warrants for professional services                                          603

Cost of treasury shares

Interest on notes to officers
                                                       ---------      --------     --------       -----------

Balance, September 30, 2003                               22,689      $    227     $142,897          $  3,140
                                                       =========      ========     ========       ===========



                                                           RETAINED
                                                          (DEFICIT)     OFFICERS'     TREASURY
                                                           EARNINGS      LOANS         SHARES      TOTAL
                                                           ---------    --------      --------  ----------
Balance, October 1, 2000                                  $ (58,967)         $--           $--    $ 63,031

Comprehensive loss:
  Net loss                                                  (26,612)                               (26,612)
  Foreign currency translation adjustment                                                              648
                                                                                                ----------
Comprehensive loss                                                                                 (25,964)

Issuance of common stock for exercise of stock options                                                   7

Cost of treasury shares                                                                   (720)       (720)
                                                           ---------    --------      --------  ----------

Balance, September 30, 2001                                 (85,579)          --          (720)     36,354

Comprehensive income:
  Net income                                                  4,794                                  4,794
  Foreign currency translation adjustment                                                            2,488
                                                                                                ----------
Comprehensive income                                                                                 7,282

Issuance of common stock for:
  Hyperion shares                                                                                    1,594
  Triumph shares                                                                                     1,594
  Non-cash based compensation                                                                        4,216
  Reorganization                                                                                     5,741

Common stock issuance costs                                                                           (864)

Accretion of Series A preferred stock issuance costs                                                   (75)


Dividends on Series A preferred stock                                                                 (941)

Notes issued to officers                                                    (940)                     (940)

Interest on notes to officers                                                (18)                      (18)
                                                           ---------    --------      --------  ----------

Balance, September 30, 2002                                 (80,785)        (958)         (720)     53,943


Comprehensive income:
  Net income                                                 11,971                                 11,971
  Foreign currency translation adjustment                                                            6,252
                                                                                                ----------
Comprehensive income                                                                                18,223

Issuance of common stock for:
  Reorganization                                                                                     3,480
  Acquisition of Medic-One Group Limited                                                             2,880
  Exercise of stock options                                                                            668

Common stock issuance costs                                                                            (20)

Accretion of Series A preferred stock issuance costs                                                  (482)

Dividends on Series A preferred stock                                                               (3,523)

Issuance of warrants for professional services                                                         603

Cost of treasury shares                                                                   (565)       (565)

Interest on notes to officers                                                (44)                      (44)
                                                           ---------    --------      --------  ----------

Balance, September 30, 2003                                $(68,814)    $ (1,002)     $ (1,285) $   75,163
                                                           =========    ========      ========  ==========





See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                       YEAR ENDED             YEAR ENDED          YEAR ENDED
                                                                      SEPTEMBER 30,          SEPTEMBER 30,       SEPTEMBER 30,
                                                                           2003                  2002                2001
                                                                      -------------          -------------       -------------
Cash flows from operating activities:
  Net income (loss)                                                     $ 11,971               $  4,794            $(26,612)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Income from discontinued operations                                 (503)                (1,001)               (620)
        Depreciation and amortization                                      1,778                  1,337               1,402
        Amortization of goodwill                                              --                     --               3,722
        Amortization of other intangible assets                              207                     --                   3
        Amortization of debt issuance costs and warrants                   1,858                  2,218               1,117
        Provision for doubtful accounts                                    1,205                    985               2,586
        (Gain) loss on sale of fixed assets                                  (48)                   (13)                 33
        Losses due to sale of subsidiary                                      --                     --                 354
        Interest in kind                                                     645                  3,063               3,964
        Minority interest                                                     --                    120                  22
        Stock based compensation - employees                                 587                  5,835                  --
        Interest accrued on loans to officers                                (44)                   (18)                 --
        Write-off of deferred financing fees and debt discount               613                    925                  --
        Gain on settlement of PIK interest                                    --                 (5,143)                 --
        Gain on acquisition of minority interest                              --                   (179)                 --
        Deferred income taxes                                               (906)                   159              21,494
  Changes in assets and liabilities, excluding
     the effect of businesses acquired and sold:
        Increase in accounts receivable                                      (30)                (3,251)             (4,511)
        (Increase) decrease in inventories                                   (45)                     1                (414)
        Increase in prepaid expenses and other assets                     (3,313)                (1,434)             (1,305)
        Increase (decrease) in accounts payable and other liabilities        674                 (1,268)              1,376
                                                                      -------------          -------------       -------------

        Net cash provided by continuing operations                        14,649                  7,130               2,611
        Net cash provided by (used in) discontinued operations               461                  2,936                (259)
                                                                      -------------          -------------       -------------

           Net cash provided by operating activities                      15,110                 10,066               2,352
                                                                      -------------          -------------       -------------

Cash flows from investing activities:
  Capital expenditures                                                    (4,026)                (3,091)             (1,259)
  Proceeds from sale of property and equipment                               175                    105                  12
  Notes issued to officers                                                    --                   (940)                 --
  Proceeds from sale of discontinued operations                            8,195                     --                  --
  Payments for acquisitions - net of cash acquired                        (9,531)                (2,047)            (14,616)
  Proceeds limited to future acquisitions                                 26,053                 11,018             (52,487)
  Proceeds from sale of business                                              --                     --              15,075
  Payments on acquisitions payable                                        (7,031)                (1,038)             (2,163)
                                                                      -------------          -------------       -------------

           Net cash provided by (used in) investing activities            13,835                  4,007             (55,438)
                                                                      -------------          -------------       -------------

                                                                     (Continued)

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                           YEAR ENDED            YEAR ENDED          YEAR ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,
                                                                               2003                 2002                2001
                                                                          -------------         -------------       -------------
Cash flows from financing activities:
  Payments for financing fees and issuance costs                                (20)               (4,053)             (2,004)
  Proceeds from issuance of stock                                                --                 3,188                  --
  Payments on notes payable                                                 (19,363)               (4,575)                 --
  Payments on revolving loan                                                     --                    --              (6,550)
  Proceeds from long-term debt                                                   --                    --              72,115
  Principal payments on long-term debt                                       (6,727)               (5,150)             (4,038)
  Payments for treasury shares acquired                                        (565)                   --                (720)
  Stock options and warrants exercised, net, including tax benefit               80                    --                   7
                                                                           --------              --------            --------

        Net cash (used in) provided by financing activities                 (26,595)              (10,590)             58,810
                                                                           --------              --------            --------

Effect of exchange rate on cash                                               1,063                 1,461                 584
                                                                           --------              --------            --------

Increase in cash                                                              3,413                 4,944               6,308

Cash and cash equivalents,
  beginning of period                                                        18,278                13,334               7,026
                                                                           --------              --------            --------
Cash and cash equivalents,
  end of period                                                            $ 21,691              $ 18,278            $ 13,334
                                                                           ========              ========            ========

Supplemental cash flow information:
Cash paid for interest                                                     $ 10,679              $ 10,728            $  5,669
                                                                           ========              ========            ========

Cash paid for income taxes, net                                            $  6,691              $  5,914            $  2,101
                                                                           ========              ========            ========

Supplemental disclosure of non-cash investing and financing activities:
  Details of business acquired in purchase transactions:
     Fair value of assets acquired                                         $ 12,254              $  2,525            $ 44,395
                                                                           ========              ========            ========

     Liabilities assumed or incurred                                       $  2,408              $    341            $  6,080
                                                                           ========              ========            ========

     Cash paid for acquisitions (including related expenses)               $  9,846              $  2,184            $ 18,297
     Cash acquired                                                              315                   137               3,681
                                                                           --------              --------            --------

     Net cash paid for acquisitions                                        $  9,531              $  2,047            $ 14,616
                                                                           ========              ========            ========

Issuance of notes payable                                                  $ 36,026              $  3,747            $ 20,018
                                                                           ========              ========            ========

Issuance of common stock                                                   $  6,360              $  9,960
                                                                           ========              ========

Issuance of Series A preferred stock                                                             $ 35,051
                                                                                                 ========


See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   BUSINESS AND OPERATIONS:

      Allied Healthcare International Inc. and its subsidiaries (the "Company") is one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. The Company operates a community-based network of over 115 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of Great Britain. The Company provides healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through its U.K. operations, the Company also supplies medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION:

      The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S."). All intercompany accounts and transactions are eliminated in consolidation.

      CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

      RESTRICTED CASH:

      Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under our senior collateralized term and revolving credit facility (the "Senior Credit Facility"), including the payment of contingent consideration for completed transactions, which have been advanced under the Senior Credit Facility.

      The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies. (See Notes 4 and 7.)

      INVENTORIES:

      Inventories, which consist primarily of finished goods, include oxygen for use in respiratory therapy, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      PROPERTY AND EQUIPMENT:

      Property and equipment, including revenue-producing equipment, is carried at cost, net of accumulated depreciation and amortization. Revenue-producing equipment consists of oxygen cylinders, oxygen concentrators and oxygen values. Depreciation for revenue-producing equipment is provided on the straight-line method over their estimated useful lives ranging from seven to twenty years. Buildings are being depreciated over their useful lives of twenty-five to fifty years and leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter.

      INTANGIBLE ASSETS:

      Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization. All goodwill is enterprise goodwill.

      In accordance with Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but will be subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2003 and determined there is no impairment to its recorded goodwill balance.

      Had amortization of goodwill not been recorded during the year ended September 30, 2001, the net loss would have been reduced by $3,722, net of taxes, and basic and diluted net loss per share would have decreased by $0.21.

      The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2003:

                                                            YEAR ENDED SEPTEMBER 30, 2003
                                            ---------------------------------------------------------------
                                                   U.K.                    U.S.
                                                OPERATIONS              CORPORATE               TOTAL
                                            -------------------      -----------------     ----------------
        Balance at September 30, 2002         $       121,214          $        2,300         $    123,514

        Goodwill acquired during year                  51,983                      --               51,983

        Foreign exchange effect                         8,206                      --                8,206
                                             -----------------        ----------------        -------------

        Balance at September 30, 2003         $       181,403          $        2,300         $    183,703
                                             =================        ================        =============

      Of the $51,983 of goodwill acquired during the year ended September 30, 2003, $41,036 related to the Company's fiscal 2001 through fiscal 2003 acquisitions of various flexible staffing agencies that had earned contingent consideration based upon the earnings of the acquired entities. The Company satisfied its obligation to pay under these contingent consideration agreements by cash payments as well as the issuance of notes payable. Accordingly, in the first quarter of fiscal 2003, the Company issued notes payable of $36,026 to satisfy amounts owed under these agreements. The notes predominately relate to the Company's September 27, 2001 acquisition of the issued and

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      outstanding shares of Staffing Enterprise Limited and Staffing Enterprise
      (PSV) Limited (collectively, "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals.

      Intangible assets subject to amortization after the adoption of FAS No. 142 are being amortized on the straight-line method and consist of the following:

                                                                            September 30, 2003
                                                     ------------------------------------------------------------
                                           Range            Gross                                         Net
                                             of           Carrying             Accumulated             Carrying
                                           Lives           Amount              Amortization             Amount
                                      ------------   ---------------    ----------------------    ---------------
       Customer relationships                10            $  1,996                 $     150            $ 1,846
       Trade names                           3                  175                        49                126
       Non-Compete agreements                10                  43                        11                 32
       Favorable leasehold interests       2 - 5                 20                         5                 15
                                                     ---------------    ----------------------    ---------------
       Total                                               $  2,234                  $    215            $ 2,019
                                                     ===============    ======================    ===============

      Amortization expense for other intangible assets still subject to amortization was $207 for the year ended September 30, 2003. At September 30, 2003, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $281, $274, $214, $202 and $200 for the years ended September 30, 2004, 2005, 2006,
      2007 and 2008, respectively.

      DEFERRED FINANCING COSTS:

      Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the interest method. At September 30, 2003 and 2002, other assets included $3,675 and $4,746 of deferred financing costs, net of accumulated amortization of $4,250 and $2,677, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

      INCOME TAXES:

      The Company accounts for income taxes using the liability method in accordance with FAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not.

      Deferred taxes are recorded primarily for bad debts, Federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for Federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      REVENUE RECOGNITION:

      Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which account for over 95% of the Company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services and are billed at fixed rates. Unbilled accounts receivable represents amounts due for services performed but not billed as of the balance sheet date. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis) and approximated $457, $328 and $274 in fiscal 2003, 2002 and 2001, respectively. Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

      The Company receives a majority of its revenue from the National Health Services (the "NHS") and other U.K. governmental payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2003, 2002 and 2001, 65%, 68% and 61%, respectively, of the Company's net revenues were attributable to the NHS and other U.K. governmental payor programs.

      EARNINGS (LOSS) PER SHARE:

      Basic earnings (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the assumed conversion of the 7,774 of redeemable convertible preferred stock could potentially dilute basic EPS. At September 30, 2003, 2002 and 2001, the Company had outstanding stock options and warrants to purchase 2,244, 705 and 579 shares, respectively, of common stock ranging in price from $4.00 to $7.25, $5.41 to $7.25 and $4.31 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

      The weighted average number of shares used in the basic and diluted earnings (loss) per share computations for the years ended September 30, 2003, 2002 and 2001 are as follows:

                                                               2003        2002         2001
                                                             ---------    --------    ---------
      Weighted average number of common shares outstanding     21,962      18,399       17,408
      Weighted average number of common shares
         contingently issuable                                     --         166           --
                                                             ---------    --------    ---------
      Weighted average number of common shares
         outstanding as used in computation of basic earnings
         (loss) per share of common stock                      21,962      18,565       17,408
      Effect of dilutive securities - stock options               342         367           --
                                                             ---------    --------    ---------
      Shares used in computation of diluted earnings (loss)
         per share of common stock                             22,304      18,932       17,408
                                                             =========    ========    =========

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

      STOCK-BASED COMPENSATION:

      The accompanying consolidated financial statements of the Company have been prepared in accordance with the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined.

      The Company adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FAS Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of FAS No. 148 did not have an impact on the Company's financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FAS No. 123, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below for the three years ended September 30:

                                                                                    2003               2002              2001
                                                                                --------------   ----------------- -----------------
      Net income (loss) available to common stockholders, as reported

      Add: Stock-based compensation included in reported net income (loss),            $7,966              $3,778         $(26,612)
        net of related tax effect                                                         587                  --                --

      Less: Total stock-based compensation expense determined under fair
        value based method for all awards, net of related tax effects                   (728)               (173)              (96)
                                                                                --------------   ----------------- -----------------
      Pro forma net income (loss) available to common stockholders                    $ 7,825              $3,605        $ (26,708)
                                                                                ==============   ================= =================
      Net income (loss) per share:

           Basic  - as reported                                                        $ 0.36              $ 0.20          $ (1.53)

           Basic  - pro forma                                                          $ 0.36              $ 0.19          $ (1.53)

      Net income (loss) per share:

           Diluted  - as reported                                                      $ 0.36              $ 0.20          $ (1.53)

           Diluted  - pro forma                                                        $ 0.35              $ 0.19          $ (1.53)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2003              2002             2001

                                                      -------------     -------------    -------------
         Expected life (years)                                9                 9                4
         Risk-free interest rate                           4.1%              5.1%             5.5%
         Volatility                                       66.1%             69.1%            61.4%
         Expected dividend yield                             0%                0%               0%

      The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Cash, restricted cash, accounts receivable, unbilled accounts receivable, dividends payable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The derivative liability is recorded at its estimated fair value. The estimated fair value of the Company's outstanding borrowings was $166,772 and $149,198 at September 2003 and 2002, respectively, compared to $165,378 and $148,530 total debt outstanding.

      CONCENTRATIONS OF CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

      The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2003 and 2002, 78.2% and 77.1% of accounts receivable was due from the NHS and other U.K. governmental payors, respectively, with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

      USE OF MANAGEMENT'S ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contractual allowances, valuation of inventories, accrued expenses, depreciation and amortization.

      RECLASSIFICATIONS:

      Certain prior year balances have been reclassified to conform to the current year presentation.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4 (Reporting Gains and Losses From Extinguishment of Debt), 44 (Accounting for Intangible assets of Motor Carries), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No.13 (Accounting for Leases), and Technical Corrections" ("FAS No. 145"). FAS No. 145 addresses gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted FAS No. 145, effective October 1, 2001, and recorded a charge of $925 in interest expense in the fourth quarter of fiscal 2002.

      In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("FAS No. 146"). This statement is effective for exit and disposal activities initiated after December 15, 2002. The adoption of FAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB approved FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements for the interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations. The Company has disclosed all guarantees in Note 7 to the Notes to Consolidated Financial Statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The Company does not have any variable interest entities and therefore, the adoption of FIN 46 will not have a material impact on its consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149"). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS No. 150"). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

3.    CORPORATE REORGANIZATION:

      On April 24, 2002, the Company entered into a Master Reorganization Agreement ("Reorganization Agreement") with two of its U.K. subsidiaries
      - Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK") - and certain investors in such subsidiaries. Both the Reorganization Agreement and the reorganization (the "Reorganization") were voted upon and approved at the Company's annual meeting of shareholders on June 7, 2002 and the Reorganization subsequently was consummated on July 25, 2002. Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of the Company's common stock and shares of the Company's new Series A preferred stock. The net effect of the Reorganization was that TWUK became an indirect wholly-owned subsidiary of the Company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of the Company's Series A preferred stock. The primary purpose of the Reorganization was the Company's desire to increase shareholder value by having the Company and its subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline the Company's corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing services market and, effectively convert the equity and subordinated debt investments in the Company's U.K. subsidiaries into direct investments in the Company. The Company's management believes that the Reorganization resulted in the Company having a more straight-forward and integrated management and corporate structure.

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

      In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of (pound)22,287 ($35,213) in exchange for all of the equity investments in TWUK not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The holders of the Series A preferred stock and the Company agreed to a fixed exchange rate of $1.58 set forth in an amendment to the Company's certificate of incorporation defining the rights of the Series A preferred stock. The common shares were valued at $3.91 per share which represented the closing price on AMEX of the Company's stock at April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

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

                                                                Year Ended
                                                            September 30, 2002
                                                            -------------------

             Net revenues                                         $242,828
             Gross profit                                           66,079
             Operating income                                       19,536
             Net income                                              4,984
             Net income available for common stockholders              869
             Income per share of common stock -
                  Basic and Diluted                               $   0.04

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

4.   BUSINESS COMBINATIONS AND DISPOSALS:

      COMBINATIONS:

      On July 8, 2003, the Company completed its acquisition of Cynon Health Agency, a supplier of flexible healthcare staffing services primarily to hospitals, nursing homes and prisons in the U.K. The consideration included a payment of $1,237 in cash and additional contingent cash consideration of $1,751 dependent upon future earnings of the acquired entity.

      On June 27, 2003, the Company completed its acquisition of Carewise Nursing Agency, which specializes in supplying qualified critical care nurses to intensive care units across National Health Service (the "NHS") hospitals in the U.K. The consideration included a payment of $91 in cash and additional contingent cash consideration of $1,575 dependent upon future earnings of the acquired entity.

      On April 11, 2003, the Company completed its acquisition of First Force Medical Recruitments Limited, a supplier of flexible healthcare staffing services primarily to military and NHS hospitals in the U.K. The consideration included a payment of $787 in cash and additional contingent cash consideration of $2,084 dependent upon future earnings of the acquired entity.

      On March 17, 2003, the Company completed its acquisitions of Ablecare Oxfordshire and Ablecare Northamptonshire, collectively referred to as "Ablecare", both suppliers of flexible healthcare staffing services primarily to local authority social services departments in the U.K. The consideration included a payment of $809 in cash and additional contingent cash consideration dependent upon future earnings of the acquired entities. In August of 2003, contingent cash consideration of $630 was earned and paid. No additional consideration is required in connection with this acquisition.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      On January 13, 2003, the Company completed its acquisition of Yorkshire Careline, a supplier of nurses and carers to local authority social service departments in the U.K. The consideration included a payment of $965 in cash and additional contingent cash consideration of $642 dependent upon future earnings of the acquired entity. Such contingent consideration was earned and paid in August of 2003. No additional consideration is required in connection with this acquisition.

      On November 28, 2002, the Company completed its acquisition of Medic-One Group Limited, a supplier of temporary staffing to the NHS hospitals and private hospitals in the U.K. The consideration included $4,642 in cash, and the issuance of 670 shares of the Company's common stock and up to approximately $14,270 of additional contingent consideration based on future earnings. At September 30, 2003, the Company is only obligated to issue additional contingent consideration of up to approximately $8,169 dependent upon future earnings of the acquired entity as $6,101 of the previous contingent consideration was unearned and will not be required. The additional contingent consideration, if any, will be satisfied by a combination of cash and shares of the Company's stock.

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

      The Company completed its purchase price allocation of the Medic-One Group Limited acquisition. Accordingly, tangible assets, identifiable intangible assets and liabilities were assigned values of approximately $2,861, $1,410 and $2,157, respectively, with the remaining portion of $6,576 attributable to goodwill.

      The preliminary purchase price allocations for the remaining acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Then, final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at September 30, 2003; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

      As noted above, the transactions related to the acquisitions of Cynon Health Agency, Carewise Nursing Agency, First Force Medical Recruitments Limited and Medic-One Group Limited include provisions to pay additional amounts in contingent consideration dependent upon future earnings of the acquired entities, payable by a combination of cash and shares of the Company's stock, aggregating $13,579 at September 30, 2003.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      In fiscal 2002, the Company acquired a total of 6 flexible staffing agencies for approximately $2,184 in cash. The transactions included provisions to pay additional amounts, payable in cash, of up to $5,606 in contingent consideration dependent upon future earnings of the acquired entities. Of the $5,606 in contingent consideration, $4,450 was earned and paid in fiscal 2003. The remaining amount of contingent consideration of $1,156 was unearned and will not be required. These acquisitions were accounted for as purchase business combinations. The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

      On September 27, 2001, TWUK acquired all of the issued and outstanding shares of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited (collectively "Staffing Enterprise"), a London based provider of flexible staffing of specialist nurses and other healthcare professionals to London NHS Trust and independent hospitals. The consideration included $7,100 in cash, $14,800 in demand notes plus an additional sum of up to approximately $30,800 in contingent consideration dependent upon Pre-Tax Profits (as defined in the agreement for sale and purchase) for the fiscal year ended September 30, 2002. The Company satisfied its obligation to pay under this contingent consideration agreement by the issuance of notes payable, in the first quarter of fiscal 2003.

      The following table displays the unaudited pro forma results of operations and related per share information for the year ended September 30, 2001, as if the acquisition of Staffing Enterprise was completed as of October 1, 1999:


                                                          2001
                                                  ----------------------
                                                       (unaudited)

       Net revenues                                      $191,936

       Net loss                                           (24,181)

       Net loss per share of common stock:

          Basic and Diluted                                 (1.39)

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      In addition to the acquisition of Staffing Enterprise, during fiscal 2001, the Company acquired a total of 11 other flexible staffing agencies for approximately $9,144 in cash and the issuance of $5,720 in demand notes and resulted in the Company recording approximately $13,300 of additional goodwill and other identifiable intangible assets. The transactions included provisions to pay additional amounts, payable in cash, of up to $12,993 in contingent consideration dependent upon future earnings of the acquired entities. Of the $12,993 in contingent consideration, $6,588 was earned and paid in fiscal 2002 and 2003. The remaining amount of contingent consideration of $6,405 was unearned and will not be required. These acquisitions were accounted for as purchase business combinations. The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

      DISPOSITIONS:

      U.S. HOME HEALTHCARE

      On April 16, 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare" for approximately $8,500 in cash. Home Healthcare, which comprised the Company's U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for Home Healthcare as a discontinued operation. The consolidated financial statements reflect the assets and liabilities of the discontinued operations and the operations for the current and prior periods are reported in discontinued operations.

      The following table presents the financial results of the discontinued operations:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                    2003              2002              2001
                                                                 -----------        ---------       --------------
      Revenues:

      Net infusion services                                   $       6,685      $    12,373     $         12,505

      Net respiratory, medical equipment and supplies                 2,479            4,697                4,087
                                                                 -----------        ---------       --------------
         Total revenues                                               9,164           17,070               16,592
                                                                 -----------        ---------       --------------

      Cost of revenues:

      Infusion services                                               5,159            9,068                8,959

      Respiratory, medical equipment and supplies                     1,438            2,292                2,146
                                                                 -----------        ---------       --------------
         Total cost of revenues                                       6,597           11,360               11,105
                                                                 -----------        ---------       --------------

      Selling, general and administrative expenses                    2,583            4,709                4,867
      Gain on sale of subsidiaries, net of tax                          519               --                   --
                                                                 -----------        ---------       --------------
      Income from discontinued operations                     $         503      $     1,001     $            620
                                                                 ===========        =========       ==============
      Diluted income per share from discontinued operations   $        0.02      $      0.05     $           0.04
                                                                 ===========        =========       ==============

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



4.   BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED):

      At September 30, 2003, liabilities of discontinued operations of $690 relate to tax contingencies. At September 30, 2002, assets of discontinued operations consisted primarily of goodwill, accounts receivable, property and equipment, inventory, cash and other assets of $3,884, $1,521, $1,408, $597, $530 and $793, respectively, and liabilities of discontinued operations of $1,270 consisted primarily of accounts payable and accrued payroll and related costs.

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

      As of September 30, 2002, the Company had satisfied its obligations under the restructuring plan and reversed the remaining lease commitments restructuring accrual of $280 into income.

      AMCARE LTD.

      On November 22, 2000, the Company sold its U.K. subsidiary, Amcare Ltd., for approximately $13,826 in cash. The Company recorded a loss of $354 and realized a foreign exchange loss of $391 in fiscal 2001 as a result of the completion of the transaction.

5.   PROPERTY AND EQUIPMENT:

      Major classes of property and equipment, net consist of the following at September 30:

                                                              2003               2002
                                                       -------------------  ----------------
      Revenue producing equipment                                $11,776           $8,962
      Furniture, fixtures and equipment                            9,901            7,300
      Land, buildings and leasehold improvements                     776              745
                                                           --------------      -----------
                                                                  22,453           17,007
      Less, accumulated depreciation and amortization             12,127            8,909
                                                           --------------      -----------
                                                                 $10,326           $8,098
                                                           ==============      ===========

      Depreciation and amortization of property and equipment for the years ended September 30, 2003, 2002 and 2001 was $1,778, $1,337 and $1,402,
      respectively. The net book value of revenue producing equipment was $6,623 and $5,398 at September 30, 2003 and September 30, 2002, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



6.     ACCRUED EXPENSES:

      Accrued expenses consist of the following at September 30:

                                            2003                  2002
                                    ---------------------  --------------------

      Payroll and related expenses      $     17,927          $     13,779

      Other                                    7,042                10,216
                                          -----------           -----------
                                        $     24,969          $     23,995
                                          ===========           ===========

7.   DEBT:

      Outstanding borrowings consist of the following at September 30:

                                                                                                      FINAL
      FACILITY                                           2003          2002      INTEREST RATE       MATURITY
      ---------                                        ----------  ------------ -----------------  -------------
      SENIOR CREDIT FACILITIES:
      Term loan A                                      $  26,840   $    31,697     LIBOR + 2.00%    Dec. 17, 2005
      Term loan C                                         83,355        78,070     LIBOR + 3.50%    Jun. 30, 2007
                                                       ----------  ------------
          Total senior credit facilities                 110,195       109,767
      MEZZANINE TERM LOAN(1)                              17,490        15,443     LIBOR + 7.00%    Dec. 17, 2007
      NOTES WITH WARRANTS                                      -         3,480     9.375%           Dec. 17, 2008
      NOTES PAYABLE(2)                                    37,693        19,840     2.65% to 5.25%   Sept. 27, 2004
                                                       ----------  ------------
      TOTAL DEBT                                         165,378       148,530
          LESS CURRENT MATURITIES                         46,698        29,569
                                                       ----------  ------------
      NET LONG-TERM DEBT                               $ 118,680   $   118,961
                                                       ==========  ============

      -------------------------------
      1) Net of unamortized discount of $1,394 and $1,615 as of September 30, 2003 and 2002, respectively.
      2) Net of unamortized discount of $597 as of September 30, 2002.

      On December 17, 1999, as amended on September 27, 2001, the Company's U.K. subsidiaries obtained new financing denominated in pounds sterling. The new financing consists of a senior collateralized term and revolving credit facility (the "Senior Credit Facility"), mezzanine indebtedness (the "Mezzanine Loan") and the Notes.

      Senior Credit Facility. The Senior Credit Facility consists of a $46,679 term loan A, maturing December 17, 2005, (ii) $20,839 acquisition term loan B, maturing December 17, 2006 which may be drawn upon during the first nine years following closing, (iii) per the September 27, 2001 amendment, $83,355 term loan C, maturing June 30, 2007, and (iv) a $8,335 revolving credit facility, maturing December 17, 2005. Repayment of the loans commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. As of September 30, 2003, the Company had outstanding borrowings of $110,195 under the Senior Credit Facility and $49,013 in available borrowings. As of September 30, 2003 and 2002, borrowings under the senior credit facilities bore interest at a rate of 5.63% to 7.13% and 6.25% to 7.50%, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



7.   DEBT (CONTINUED):

      Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the incurrence of liens, the incurrence of additional indebtedness, certain fundamental corporate changes, dividends (including distributions to the Company), the making of specified investments and certain transactions with affiliates. In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. At September 30, 2003, the Company was in compliance with such covenants.

      The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of TWUK's and its subsidiaries' assets, a pledge of TWUK's ownership interest in its subsidiaries and guaranties by TWUK's subsidiaries.

      Mezzanine Loan. The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. As of September 30, 2003 and 2002, borrowings under the mezzanine term loan bore interest at a rate of 10.63% and 11.00%, respectively.

      Notes with Warrants. In connection with the Reorganization, the notes with warrants were settled with the issuance of 890 shares of the Company's common stock in the first quarter of fiscal 2003.

      Notes Due in Connection with Acquisitions. In fiscal 2003, the Company repaid, through TWUK, notes payable of $19,363 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $613 of related debt discount. In fiscal 2003, the Company also issued notes payable of $36,026 to satisfy amounts owed under agreements to pay additional consideration dependent upon future earning of certain acquired entities. The notes payable are secured by the Company's senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the notes payable. These notes bear interest at rates ranging from 2.65% to 5.25%. In general, the Company may not redeem the notes on or before three years after the date of issuance; however, such notes may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. At September 30, 2003 and 2002, the Company had outstanding notes payable of $37,693 and $19,840, respectively, and related cash restricted to the payment of such notes have been classified as current in the accompanying Consolidated Balance Sheets.

      Guarantees. The Company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under agreements with the senior collateralized term and revolving credit facility, mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At September 30, 2003 and September 30, 2002, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $167,000 and $151,000, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



7.   DEBT (CONTINUED):

      Derivative Instrument. The Company is subject to fluctuating interest rates that may impact its consolidated results of operations or cash flows for its variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, on January 25, 2000, the Company capped its interest rate (LIBOR cap of 9%) on approximately $41,935 of its floating rate debt in a contract which expired on June 30, 2003. On March 20, 2003, the Company entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $83,355 of its floating rate debt in a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be a liability of $211 at September 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

      Annual maturities of long-term debt for each of the next five years are:

                          YEAR ENDING SEPTEMBER 30,
                      -----------------------------------
                                     2004                        $       46,698
                                     2005                                11,670
                                     2006                                30,841
                                     2007                                58,348
                                     2008                                17,821
                                  Thereafter                                 --
                                                                ----------------
                                                                 $      165,378
                                                                ================

8.   SERIES A PREFERRED STOCK:

      In connection with the Reorganization, the Company issued 7,774 shares of its Series A preferred stock with a liquidation preference of (pound)22,287 ($35,213) to certain equity investors in TWUK in exchange for 22,287 TWUK ordinary shares which were issued to the equity investors upon exercise of their TWUK equity warrants that had been issued to them in connection with the 1999 sale of the senior subordinated notes of Allied Healthcare (UK). The Series A preferred stock has been recorded net of issuance costs which are being accreted using the interest rate method through December 17, 2007. The following summary highlights the terms of the Series A preferred stock.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



8.   SERIES A PREFERRED STOCK (CONTINUED):

      Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.867 ($4.53) per year. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a Covenant Breach, (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to the Company's Certificate of Incorporation), which principally relate to the protection of the preferred stockholders rights. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. The Company may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to its common stock or any other class or series of its stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

      Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. Except for the directors to be elected by the holders of the Series A preferred stock, voting as a class, the Series A preferred stock and the common stock will vote as a single class on all matters submitted to a vote of the Company's shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to the Company's board of directors. In addition, the Series A preferred stock and the Company's common stock will vote as a single class in the election of all other directors of its board of directors. In the event of a Covenant Breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to the Company's Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to the Company's board of directors.

      Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company , the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock in respect of their shares, a liquidation preference equal to (pound)2.867 ($4.53) per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which the Company refers to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of the Company , such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



8.   SERIES A PREFERRED STOCK (CONTINUED):

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

      The following table presents the changes in the carrying amount of the Series A preferred stock for the years ended September 30, 2003 and 2002:

                                                        2003           2002
                                                     -----------     ----------

       Balance at October 1 ,                     $      32,254      $       --

       Issuance of Series A preferred stock                  --         35,051

       Issuance costs                                        --        (2,620)

       Accretion of issuance costs                          482             75

       Foreign exchange effect                              415          (252)

                                                     -----------     ----------
       Balance at September 30,                          33,151         32,254
                                                     ===========     ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



9.   STOCKHOLDERS' EQUITY:

      On April 22, 2002, the Company issued 684 shares of common stock to Timothy M. Aitken, Chairman and Chief Executive Officer, and 487 shares of common stock to Sarah L. Eames, President and Chief Operating Officer. Simultaneously with this issuance, the Company entered into agreements with Mr. Aitken and Ms. Eames in which the Company agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, the Company made a cash bonus payment to Mr. Aitken of $1,401 and loaned him $550 and made a cash bonus payment to Ms. Eames of $846 and loaned her $390. The loans, which have been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, TWUK agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000. These executive bonuses and loans have been approved by the Company's Board of Directors. The Company had recognized an aggregate expense of $6,558 related to these transactions in the year ended September 30, 2002.

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

      In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately negotiated transactions. In May 2003, the Company initiated another stock repurchase program, whereby the Company may purchase up to an additional $3,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2003, the Company had acquired 408 shares for an aggregate purchase price of $1,285 which is reflected as treasury stock in the consolidated balance sheet at September 30, 2003.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



10.    INCOME TAXES:

      The provision for income taxes from continuing operations for the years ended September 30 is summarized as follows:

                                                2003                    2002                2001
                                          -----------------      ------------------- --------------------
         Current:
           Federal                           $    (1,806)          $          --          $        --
            Foreign                                7,622                    4,770                2,623
         Deferred:
           Federal                                   --                       --                21,462
           Foreign                                  (906)                     201                   32
                                             -----------           --------------         ------------
         Provision for income taxes          $     4,910            $       4,971          $    24,117
                                             ===========           ==============         ============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30 are as follows:

                                                          2003                  2002
                                                    ------------------   --------------------
Deferred tax assets:
   Provision for doubtful accounts                     $       958         $       6,755
   Accrued expenses                                            233                   265
   Federal net operating loss carryforward                  24,450                19,916
   State net operating loss carryforward                     1,998                 1,666
   Capital loss carryforward                                   768                   768
   Charitable contribution                                       8                    --
   AMT credit                                                   68                    --
   Other, net                                                   83                   592
                                                       ------------        --------------
   Gross deferred tax assets                                28,566                29,962
   Valuation allowance                                     (27,645)              (28,187)
                                                       ------------        --------------
       Net deferred tax assets                                 921                 1,775
                                                       ------------        --------------
Deferred tax liabilities:
   Depreciation                                               (938)               (1,949)
   Intangible assets                                          (510)                  --
   Other, net                                                   --                  (575)
                                                       ------------        --------------
     Deferred tax liabilities                               (1,448)               (2,524)
                                                       ------------        --------------
         Net deferred tax liability                    $      (527)       $         (749)
                                                       ============        ==============

      Management had been previously committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of the Company's ownership interest in its U.K. subsidiary, to generate sufficient taxable income to realize the tax net operating losses prior to their expiration. While the Company believes it will eventually realize the value of its tax losses, current developments, including the continued expansion of the U.K. operations, have increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy which may not align with the Company's current business strategy. These uncertainties have impaired the Company's ability to determine whether it is more likely than not that its deferred tax assets will be realized. Accordingly, a full valuation allowance for all remaining U.S. deferred tax assets has been provided.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



10.   INCOME TAXES (CONTINUED):

      As of September 30, 2003, the Company has a Federal net operating loss carryforward of approximately $73,000 which if unused, will expire in the years 2019 through 2023. The Company has a capital loss carryforward of approximately $2,100 which, if unused, will expire in fiscal 2004.

      Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income (loss) before equity income of and interest income earned from U.K. subsidiaries for the years ended September 30 are as follows:

                                                                     2003                   2002                      2001
                                                               -----------------     --------------------      --------------------
     Income taxes at 34%                                         $     5,569             $     3,021               $    (1,052)

     Tax contingency                                                  (1,874)                    --                        --

     Nondeductible expenses, primarily                                     6                     943
        amortization and write down of intangible assets                                                                 1,305

     Valuation allowance                                               1,304                   1,896                    24,745
     Foreign tax, net                                                   (189)                    --                        --
     Other, net                                                           94                    (889)                     (881)
                                                                 ------------            ------------              ------------
     Provision for income taxes                                  $     4,910             $     4,971               $    24,117
                                                                 ============            ============              ============

      Provision has not been made for U.S. or additional foreign taxes on approximately $109,556 of undistributed earnings of the U.K. foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.

      Income before income taxes generated from the U.K. operations for the years ended September 30, 2003, 2002 and 2001 was $20,307, $14,271 and
      $3,684, respectively.

11.  STOCK OPTION PLAN AND WARRANTS:

      STOCK OPTIONS:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      Following is a summary of transactions under the Option Plan during the year ended September 30, 2003, 2002 and 2001:

                                                 2003                    2002                    2001
                                         ----------------------------------------------------------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                         NUMBER     AVERAGE     NUMBER     AVERAGE      NUMBER     AVERAGE
                                         OF STOCK   EXERCISE    OF STOCK   EXERCISE     OF STOCK   EXERCISE
                                         OPTIONS    PRICE ($)   OPTIONS    PRICE ($)    OPTIONS    PRICE ($)
                                         ----------------------------------------------------------------------

        Outstanding beginning of year         1,530       4.24       1,394        4.22       1,040        5.22

        Granted                               1,415       4.30         205        5.41         400        1.75
        Exercised                              (403)      2.40          --                      (4)       1.75
        Forfeited                              (288)      4.42         (69)       7.25         (42)       5.59
                                         -----------            -----------             -----------

        Outstanding end of year               2,254       4.58       1,530        4.24       1,394        4.22
                                         ===========            ===========             ===========

        Weighted-average fair
        value of options granted
        during the year                                   3.29                    2.93                    0.34
                                                    ===========            ============            ============

        Available for future grants           1,814
                                         ===========

      On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2003, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.

      A summary of the 2,254 options outstanding as of September 30, 2003 is as follows:

            RANGE                         WEIGHTED AVERAGE   WEIGHTED AVERAGE                    WEIGHTED AVERAGE
             OF                            EXERCISE PRICE        REMAINING                        EXERCISE PRICE
          EXERCISE           NUMBER          OF OPTIONS      CONTRACTUAL LIFE       NUMBER          OF OPTIONS
          PRICE ($)       OUTSTANDING     OUTSTANDING ($)        IN YEARS         EXERCISABLE     EXERCISABLE ($)
     ----------------------------------- ---------------------------------------------------------------------------
                 1.75           351            1.75                                      351            1.75
                                                                      2.2
                 3.83             9            3.83                   9.9                  -               -
                 4.00           237            4.00                   9.7                185
                                                                                                        4.00
                 4.00           556            4.00                  11.0                  -               -
                 4.31            10            4.31                   5.2                 10            4.31
                 4.70           501            4.70                   9.1                  -               -
                 5.41            90            5.41                   8.7                 30            5.41
                 7.25           500            7.25                   4.3                500            7.25
                             -------                                                  -------
         1.75 to 7.25         2,254            4.58                   7.5              1,076            4.82
                             =======                                                  =======

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



11.  STOCK OPTION PLAN AND WARRANTS (CONTINUED):

      WARRANTS:

      In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the year ended September 30, 2003, the Company recorded $41 in amortization related to such warrants.

12.   COMMITMENTS AND CONTINGENCIES:

      ACQUISITION AGREEMENTS:

      Related to the Company's acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, of up to $13,579 at September 30, 2003, in contingent consideration dependent upon future earnings of such acquired entities.

      EMPLOYMENT AGREEMENTS:

      The Company has two employment agreements with certain executive officers (the Company's Chief Executive Officer and the Company's Chief Operating Officer) that provided for minimum aggregate annual compensation of $825 in fiscal 2003. Each employment agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of the Company (as defined in such agreements), or a significant change in their responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times their average annual base salary during the preceding 12 months. Each employment agreement expire on September 24, 2004; however, each employment agreement shall be automatically renewed on such date, and on each anniversary of such date, for an additional period of one-year, unless the Company or the executive gives notice to the other of its intents to terminate the employment agreement within 90 days of the then applicable termination date.

      OPERATING LEASES:

      The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2003 are as follows:

                2004                        $1,643
                2005                         1,372
                2006                         1,191
                2007                         1,116
                2008                           789
                Thereafter                   2,438
                                             -----
                                            $8,549
                                            ======

      Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 2003, 2002 and 2001 amounted to $2,749, $2,002 and $1,565, respectively.

      LITIGATION:

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

      CONTINGENCIES:

      Some of the Company's subsidiaries were Medicare Part B suppliers who submit claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Some of the Company's subsidiaries currently have pending such audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

      The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $1,117 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      As disclosed in Note 4, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the years ended September 30, 2003, 2002 and 2001, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

      The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

      The following tables present certain financial information by reportable business segment and geographic area of operations for the years ended September 30, 2003, 2002 and 2001.

                                                                YEAR ENDED SEPTEMBER 30, 2003
                                                         --------------------------------------------
                                                               U.K.
                                                            OPERATIONS                     TOTAL
                                                            ------------                -------------
        Net patient services                                 $ 287,964                   $ 287,964
        Net respiratory, medical equipment and supplies          6,415                       6,415
                                                             ----------                  ----------
        Total revenues to unaffiliated customers             $ 294,379                   $ 294,379
                                                             ==========                  ==========
        Segment operating profit                             $  31,497                   $  31,497
                                                             ==========
        Corporate expenses                                                                  (3,822)
        Interest expense, net                                                              (11,279)
        Foreign exchange loss                                                                  (18)
                                                                                         ----------
        Income before income taxes and discontinued
           operations                                                                    $  16,378
                                                                                         ==========

        Depreciation and amortization                        $   1,976                   $   1,976
                                                             ==========
        Corporate depreciation and amortization                                                  9
                                                                                         ----------
        Total depreciation and amortization                                              $   1,985
                                                                                         ==========

        Identifiable assets, September 30, 2003              $ 302,309                   $ 302,309
                                                             ==========

        Corporate assets                                                                     9,359
                                                                                         ----------
        Total assets, September 30, 2003                                                 $ 311,668
                                                                                         ==========

        Capital expenditures                                 $   4,015                   $   4,015
                                                             ==========
        Corporate capital expenditures                                                          11
                                                                                         ----------
        Total capital expenditures                                                       $   4,026
                                                                                         ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                            YEAR ENDED SEPTEMBER 30, 2002
                                                                     ---------------------------------------------
                                                                         U.K.
                                                                      OPERATIONS                        TOTAL
                                                                     -------------                   -------------
        Net patient services                                           $ 237,890                      $ 237,890
        Net respiratory, medical equipment and supplies                    4,938                          4,938
                                                                       ----------                     ----------
        Total revenues to unaffiliated customers                       $ 242,828                      $ 242,828
                                                                       ==========                     ==========
        Segment operating profit                                       $  27,786                      $  27,786
                                                                       ==========

        Corporate expenses                                                                              (10,554)
        Interest expense, net                                                                           (13,472)
        Gain on settlement of PIK interest                                                                5,143
        Foreign exchange loss                                                                               (19)
                                                                                                      ----------

        Income before income taxes, minority interest and
            discontinued operations                                                                   $   8,884
                                                                                                      ==========

        Depreciation and amortization                                  $   1,321                      $   1,321
                                                                       ==========
        Corporate depreciation and amortization                                                              16
                                                                                                      ----------
        Total depreciation and amortization                                                           $   1,337
                                                                                                      ==========

        Identifiable assets, September 30, 2002                        $ 256,407                      $ 256,407
                                                                       ==========

        Assets of discontinued operations                                                                 8,733
        Corporate assets                                                                                  2,973

                                                                                                      ----------
        Total assets, September 30, 2002                                                              $ 268,113
                                                                                                      ==========

        Capital expenditures                                           $   3,082                      $   3,082
                                                                       ==========
        Corporate capital expenditures                                                                        9
                                                                                                      ----------
        Total capital expenditures                                                                    $   3,091
                                                                                                      ==========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



13.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                                         YEAR ENDED SEPTEMBER 30, 2001
                                                                  ---------------------------------------------
                                                                      U.K.
                                                                   OPERATIONS                        TOTAL
                                                                  -------------                   -------------
        Net patient services                                        $ 130,719                      $ 130,719
        Net respiratory, medical equipment and supplies                 7,322                          7,322
                                                                    ----------                     ----------
        Revenues to unaffiliated customers                          $ 138,041                      $ 138,041
                                                                    ==========                     ==========
        Segment operating profit                                    $  12,676                      $  12,676
                                                                    ==========

        Corporate expenses                                                                            (3,053)
        Mail-order expenses                                                                           (3,883)
        Interest expense, net                                                                         (8,433)
        Foreign exchange loss                                                                           (400)
                                                                                                   ----------
        Loss before income taxes, minority interest and
           discontinued                                                                            $  (3,093)
                                                                                                   ==========
        Depreciation and amortization                               $   5,080                      $   5,080
                                                                    ==========
        Corporate depreciation and amortization                                                           47
                                                                                                   ----------
        Total depreciation and amortization                                                        $   5,127
                                                                                                   ==========

        Identifiable assets, September 30, 2001                     $ 236,472                      $ 236,472
                                                                    ==========

        Assets of discontinued operations                                                             10,899
        Corporate assets                                                                                 702

                                                                                                   ----------
        Total assets, September 30, 2001                                                           $ 248,073
                                                                                                   ==========

        Capital expenditures                                        $   1,244                      $   1,244
                                                                    ==========
        Corporate capital expenditures                                                                    15
                                                                                                   ----------
        Total capital expenditures                                                                 $   1,259
                                                                                                   ==========

      The net assets for the U.K. Operations were $109,556 and $81,377 as of September 30, 2003 and 2002, respectively.

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

      The Company may make additional matching cash contributions at its discretion. The Company's contributions to the plan were approximately $35, $30 and $19 for the years ended September 30, 2003, 2002 and 2001, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



 14.  PROFIT SHARING PLAN (CONTINUED):

      In addition to the U.S. plan described above, certain of the Company's U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $131, $252 and $26 for the years ended September 30, 2003, 2002 and 2001, respectively.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following table presents the comparative unaudited quarterly results for the years ended September 30, 2003 and 2002:

            2003 QUARTER ENDED              DECEMBER 31,        MARCH 31,       JUNE 30,        SEPTEMBER 30,
                                            ---------------    ------------    ------------  ---------------------
      Total revenues                          $   67,998        $   71,686       $   75,274        $    79,421
                                              ===========       ===========      ==========       ============
      Gross profit                            $   18,898        $   19,625       $   20,595        $    22,205
                                              ===========       ===========      ==========       ============
      Discontinued operations                 $      184        $      (62)      $      381        $        --
                                              ===========       ===========      ==========       ============
      Net income                              $    2,303        $    3,526 (a)   $    2,120        $     4,022
                                              ===========       ===========      ==========       ============
      Net income available                                       $
      to common stockholders                  $    1,309             2,552       $    1,117        $     2,988
                                              ===========       ===========      ==========       ============
      Basic and diluted net income per
        share of common stock                 $     0.06        $     0.11       $     0.05        $      0.13
                                              ===========       ===========      ==========       ============

            2002 QUARTER ENDED              DECEMBER 31,        MARCH 31,      JUNE 30,         SEPTEMBER 30,
                                            ---------------    ------------ ---------------  ---------------------
      Total revenues                          $   56,582        $   57,511      $    60,587          $  68,148
                                              ===========       ===========     ===========         ==========
      Gross profit                            $   14,903        $   15,149      $    16,412          $  19,615
                                              ===========       ===========     ===========         ==========
      Discontinued operations                 $      203        $      265      $       234          $     299
                                              ===========       ===========     ===========         ==========
      Net income (loss)                       $    1,457        $    1,626      $    (5,465)  (b)    $   7,176  (c)
                                              ===========       ===========     ===========         ==========
      Net income (loss) available to                             $
        common stockholders                   $    1,457             1,626      $    (5,579)         $   6,274
                                              ===========       ===========     ===========         ==========
      Basic net income (loss) per share of
         common stock                         $     0.08        $     0.09      $     (0.30)         $    0.30
                                              ===========       ===========     ===========         ==========
      Diluted net income (loss) per
         share of common stock                $     0.06        $     0.07      $     (0.30)         $    0.26
                                              ===========       ===========     ===========         ==========

      (a) Includes benefit $1,873 related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities.
      (b) Includes a non-cash charge of $4,216 for the issuance of shares of the Company's common stock to senior management and a charge for $2,341 for tax equalization bonuses paid to senior management for reimbursement of income taxes incurred as a result of the share issuances.
      (c) Includes net charges of $2,410 related to the completion of the Reorganization and $5,143 gain in the settlement of PIK interest.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



16.  SUBSEQUENT EVENT:

      On December 24, 2003, the Company completed its acquisition of Primary Care Agency Limited, a supplier of flexible healthcare staffing services primarily to hospitals, primary care trusts and learning disability homes in the U.K. The consideration included a payment of $2,095 in cash and additional contingent cash consideration of $1,873 dependent upon future earnings of the acquired entity.

      On December 2, 2003, Mr. Aitken and Ms. Eames repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which are estimated to be approximately $83 and $51, respectively.

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
Allowance for Doubtful
Accounts:

   Year ended
     September 30, 2003             $ 22,849             $1,205         $   227(B)     $  20,935(A)          $  3,346

   Year ended
     September 30, 2002             $ 22,737             $  985         $   158(B)     $   1,031(A)          $ 22,849

   Year ended
     September 30, 2001             $ 20,751             $2,586         $   347(B)     $     947(A)          $ 22,737


     (A)  Doubtful accounts written off, net of recoveries and sold.

     (B) Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.