Form 10-Q
period 2003-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2004-02-13
CIK 890634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

             [ ] Transition Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934 From the
                      transition period from _____ to _____

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

                                            YES  X    NO
                                               -----     -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            YES       NO  X
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                   Outstanding at February 9, 2004
Common Stock                                                   22,104,628 Shares

                      ALLIED HEALTHCARE INTERNATIONAL INC.

                        FIRST QUARTER REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I

Item 1.    Financial Statements (Unaudited)............................................................3

           Condensed Consolidated Balance Sheets - December 31, 2003 (Unaudited) and
             September 30, 2003........................................................................4

           Condensed Consolidated Statements of Operations (Unaudited) - For the Three
             Months Ended December 31, 2003 and December 31, 2002......................................5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
             Months Ended December 31, 2003 and December 31, 2002......................................6

           Notes to Condensed Consolidated Financial Statements (Unaudited)............................7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................................19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................33

Item 4.    Controls and Procedures.....................................................................35

                              PART II

Item 6.    Exhibits and Reports on Form 8-K............................................................36

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The condensed consolidated financial statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            DECEMBER 31,  SEPTEMBER 30,
                                                                                2003         2003
                                                                            (UNAUDITED)
                                                                            ------------  -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                   $  19,928    $  21,691
  Restricted cash                                                                 1,779       37,693
  Accounts receivable, less allowance for doubtful
    accounts of $3,820 and $3,346, respectively                                  36,637       35,745
  Unbilled accounts receivable                                                    8,790       11,278
  Inventories                                                                       525          431
  Prepaid expenses and other assets                                               2,651        1,772
                                                                              ---------    ---------
         Total current assets                                                    70,310      108,610

Property and equipment, net                                                      11,474       10,326
Restricted cash                                                                   2,900        3,008
Goodwill                                                                        197,267      183,703
Other intangible assets, net                                                      2,128        2,019
Deferred financing costs and other assets                                         3,848        4,002
Derivative asset                                                                    410         --
                                                                              ---------    ---------
         Total assets                                                         $ 288,337    $ 311,668
                                                                              =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                               $   1,779    $  37,693
  Current portion of long-term debt                                              12,097        9,005
  Dividends payable                                                               5,402        4,464
  Liabilities of discontinued operations                                            690          690
  Accounts payable                                                                2,723        2,676
  Accrued expenses                                                               23,377       24,969
  Taxes payable                                                                   4,305        4,332
                                                                              ---------    ---------
         Total current liabilities                                               50,373       83,829

Long-term debt                                                                  120,652      118,680
Derivative liability                                                               --            211
Deferred income taxes and other long-term liabilities                               831          634
                                                                              ---------    ---------
         Total liabilities                                                      171,856      203,354
                                                                              ---------    ---------

Commitments and contingencies

Redeemable convertible Series A preferred stock, $.01 par value; authorized
  8,000 shares, 7,774 shares
    issued and outstanding (liquidation value $35,213)                           33,270       33,151
                                                                              ---------    ---------

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000 shares,
    issued and outstanding - none                                                  --           --
  Common stock, $.01 par value; authorized 62,000 shares,
    issued 22,689 shares                                                            227          227
  Additional paid-in capital                                                    141,841      142,897
  Accumulated other comprehensive income                                         10,489        3,140
  Accumulated deficit                                                           (67,052)     (68,814)
                                                                              ---------    ---------
                                                                                 85,505       77,450
  Less notes receivable from officers                                              --         (1,002)
  Less cost of treasury stock (585 and 408 shares, respectively)                 (2,294)      (1,285)
                                                                              ---------    ---------
         Total shareholders' equity                                              83,211       75,163
                                                                              ---------    ---------
         Total liabilities and shareholders' equity                           $ 288,337    $ 311,668
                                                                              =========    =========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                 ----------------------------
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     2003           2002
                                                                 ------------    ------------
Revenues:
    Net patient services                                           $ 76,723       $ 66,529
    Net respiratory, medical equipment and supplies                   1,820          1,469
                                                                   --------       --------
          Total revenues                                             78,543         67,998
                                                                   --------       --------

Cost of revenues:
    Patient services                                                 55,188         48,233
    Respiratory, medical equipment and supplies                       1,045            867
                                                                   --------       --------
          Total cost of revenues                                     56,233         49,100
                                                                   --------       --------
          Gross profit                                               22,310         18,898

Selling, general and administrative expenses                         16,706         11,806
                                                                   --------       --------
          Operating income                                            5,604          7,092

Interest income                                                        (224)          (590)
Interest expense                                                      2,426          3,788
Foreign exchange loss                                                    11              8
                                                                   --------       --------
          Income before income taxes and discontinued operations      3,391          3,886

Provision for income taxes                                            1,629          1,767
                                                                   --------       --------
          Income from continuing operations                           1,762          2,119

Income from discontinued operations                                    --              184
                                                                   --------       --------
          Net income                                                  1,762          2,303

Redeemable preferred dividends and accretion                          1,056            994
                                                                   --------       --------
          Net income available to common shareholders              $    706       $  1,309
                                                                   ========       ========

Basic and diluted income per share of common stock from:
          Income from continuing operations                        $   0.03       $   0.05
          Income from discontinued operations                          --             0.01
                                                                   --------       --------
          Net income available to common shareholders              $   0.03       $   0.06
                                                                   ========       ========

Weighted average number of common shares outstanding:
          Basic                                                      22,224         21,171
                                                                   ========       ========
          Diluted                                                    22,651         21,559
                                                                   ========       ========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                -------------------------------
                                                                                DECEMBER 31,       DECEMBER 31,
                                                                                    2003              2002
                                                                                ------------       ------------
Cash flows from operating activities:
    Net income                                                                    $  1,762          $  2,303
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Income from discontinued operations                                       --                (184)
            Depreciation and amortization                                              532               390
            Amortization of intangible assets                                          124              --
            Amortization of debt issuance costs and warrants                           472               560
            Write-off of debt discount                                                --                 601
            Provision for doubtful accounts                                            244               164
            Interest accrued on loans to officers                                       (7)              (11)
            Interest in kind                                                           171               152
            Deferred income taxes                                                      162              --
    Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
            Decrease in accounts receivable                                          1,193             1,253
            (Increase) decrease in inventories                                         (62)               23
            Decrease (increase) in prepaid expenses and other assets                 2,729              (624)
            Decrease in accounts payable and other liabilities                      (4,128)           (2,632)
                                                                                  --------          --------
            Net cash provided by continuing operations                               3,192             1,995
            Net cash provided by discontinued operations                              --                 198
                                                                                  --------          --------
                Net cash provided by operating activities                            3,192             2,193
                                                                                  --------          --------

Cash flows from investing activities:
    Capital expenditures                                                              (973)             (759)
    Payments for acquisitions - net of cash acquired                                (1,772)           (5,280)
    Proceeds limited to future acquisitions                                         37,184            21,683
    Payments on acquisitions payable                                                  --              (3,004)
                                                                                  --------          --------
                Net cash provided by investing activities                           34,439            12,640
                                                                                  --------          --------

Cash flows from financing activities:
    Payments for issuance costs                                                       --                 (15)
    Payments on notes payable                                                      (36,888)          (15,239)
    Principal payments on long-term debt                                            (3,585)           (3,303)
                                                                                  --------          --------
                Net cash used in financing activities                              (40,473)          (18,557)
                                                                                  --------          --------

Effect of exchange rate on cash                                                      1,079               419
                                                                                  --------          --------
Decrease in cash                                                                    (1,763)           (3,305)

Cash and cash equivalents, beginning of period                                      21,691            18,278
                                                                                  --------          --------
Cash and cash equivalents, end of period                                          $ 19,928          $ 14,973
                                                                                  ========          ========
Supplemental cash flow information:
  Cash paid for interest                                                          $  2,639          $  2,627
                                                                                  ========          ========
  Cash paid for income taxes                                                      $  1,769          $  1,598
                                                                                  ========          ========
Supplemental disclosure of non-cash investing and financing activities: Details of business acquired in purchase transactions:
                Fair value of assets acquired                                     $  2,238          $  7,637
                                                                                  ========          ========
                Liabilities assumed or incurred                                   $    119          $  2,209
                                                                                  ========          ========
                Cash paid for acquisitions (including related expenses)           $  2,119          $  5,427
                Cash acquired                                                          347               147
                                                                                  --------          --------
                Net cash paid for acquisitions                                    $  1,772          $  5,280
                                                                                  ========          ========
        Issuance of notes payable                                                                   $ 34,671
                                                                                                    ========
        Issuance of common stock                                                                    $  6,360
                                                                                                    ========

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION:

      Allied Healthcare International Inc. and its subsidiaries (the "Company") is one of the leading providers of healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. The Company operates a community-based network of 119 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States) and specialized medical personnel to locations covering approximately 90% of the population of Great Britain. The Company provides healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through its U.K. operations, the Company also supplies medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

      The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2003. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 2003 are not necessarily indicative of operating results for the full year.

      Certain prior period balances have been reclassified to conform to the current period presentation.

2.    STOCK-BASED COMPENSATION:

      In accordance with FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

2.    STOCK-BASED COMPENSATION (CONTINUED):

      Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income and related per share amounts would have been adjusted to the pro forma amounts indicated below:

                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                  2003                2002
                                                                               -----------        ------------
            Net income available to common shareholders, as reported             $   706            $ 1,309
            Total stock-based compensation expense determined under fair value
               based method for all awards, net of related tax effects            (2,983)              (155)
                                                                                 -------            -------
            Pro forma net (loss) income available to common shareholders         $(2,277)           $ 1,154
                                                                                 =======            =======
            Net (loss) income per share:
               Basic and diluted  - as reported                                  $  0.03            $  0.06
               Basic and diluted - pro forma                                     $ (0.10)           $  0.05

3.    RESTRICTED CASH:

      Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts available for payment of consideration for certain permitted acquisitions under the Company's senior collateralized term and revolving credit facility (the "Senior Credit Facility"), including the payment of contingent consideration for completed transactions, which have been advanced under the Senior Credit Facility. The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies.

4.    INTANGIBLE ASSETS:

      Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization.

      In accordance with Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2003 and determined there is no impairment to its recorded goodwill balance.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

4.    INTANGIBLE ASSETS (CONTINUED):

      The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2003:

                                                                       THREE MONTHS ENDED DECEMBER 31, 2003
                                                                       ------------------------------------
                                                                          U.K.         U.S.
                                                                       OPERATIONS   CORPORATE      TOTAL
                                                                       ----------   ----------   ----------
            Balance at September 30, 2003                              $  181,403   $    2,300   $  183,703

            Goodwill acquired during the period, net                        1,442         --          1,442

            Foreign exchange effect                                        12,122         --         12,122
                                                                       ----------   ----------   ----------
            Balance at December 31, 2003                               $  194,967   $    2,300   $  197,267
                                                                       ==========   ==========   ==========

      Intangible assets subject to amortization after the adoption of FAS No. 142 are being amortized on the straight-line method and consist of the following:

                                                             DECEMBER 31, 2003
                                                 ----------------------------------------
                                                 Range      Gross                       Net
                                                  Of       Carrying    Accumulated   Carrying
                                                 Lives      Amount    Amortization    Amount
                                                 -----     --------   ------------    ------
             Customer relationships              5 - 10     $2,230        $270        $1,960
             Trade names                           3           183          66           117
             Non-Compete agreements              2 - 3          54          17            37
             Favorable leasehold interests       2 - 5          21           7            14
                                                            ------        ----        ------
                   Total                                    $2,488        $360        $2,128
                                                            ======        ====        ======

      Amortization expense for other intangible assets still subject to amortization was $124 for the three months ended December 31, 2003. At December 31, 2003, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $224 for the nine months ending September 30, 2004 and $292, $229, $214 and $212 for the fiscal years ending September 30, 2005, 2006, 2007 and 2008, respectively.

5.    NOTES PAYABLE:

      During the quarter ended December 31, 2003, the Company repaid, through its U.K. subsidiary, notes payable of $36,888 issued in connection with the acquisition of certain U.K. flexible staffing agencies. Of this amount, $34,671 was issued during the quarter ended December 31, 2002. Also during the quarter ended December 31, 2002, the Company repaid, through its U.K. subsidiary, notes payable of $15,239 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $601 of related debt discount.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    NOTES PAYABLE (CONTINUED):

      At December 31, 2003, the Company had one remaining note payable that is secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the note payable. The Company may not redeem the note on or before three years after the date of issuance, September 27, 2004; however, such note may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice.

      At December 31, 2003, the note payable of $1,779, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying condensed consolidated balance sheet.

6.    ACCRUED EXPENSES:

      Accrued expenses consist of the following at:

                                                     DECEMBER 31,      SEPTEMBER 30,
                                                         2003              2003
                                                     ------------      -------------
      Payroll and related expenses                      $17,934          $17,927
      Other                                               5,443            7,042
                                                        -------          -------
                                                        $23,377          $24,969
                                                        =======          =======

7.    SHAREHOLDERS' EQUITY:

      On December 2, 2003, Mr. Aitken, the Company's Chairman, and Ms. Eames, the Company's Chief Executive Officer, repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

8.    WARRANTS:

      In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three months ended December 31, 2003, the Company recorded $75 in amortization related to such warrants.

9.    BUSINESS COMBINATIONS AND DISPOSITIONS:

      COMBINATIONS:

      On December 24, 2003, the Company completed its acquisition of Primary Care Agency Limited, a supplier of flexible healthcare staffing services primarily to hospitals, primary care trusts and learning disability homes in the U.K. The consideration included a payment of $2,095 in cash and additional contingent cash consideration of $1,861 dependent upon future earnings of the acquired entity.

      The acquisition has been accounted for as a purchase business combination and the pro forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

      In the first quarter of fiscal 2004, the Company completed its purchase price allocation of the Dalesway Nursing Services acquisition completed in fiscal 2003. Accordingly, identifiable intangible assets were assigned a value of approximately $116 with the remaining portion of $234 attributable to goodwill.

      The preliminary purchase price allocations for the remaining fiscal 2003 and fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Then, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at December 31, 2003; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

9.    BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED):

      DISPOSITIONS:

      In the third quarter of fiscal 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare" for approximately $8,500 in cash. Home Healthcare, which comprised the Company's U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), the Company has accounted for Home Healthcare as a discontinued operation. The condensed consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

      The following table presents the financial results of the discontinued operations for the three months ended December 31, 2002:

            Revenues:
            Net infusion services                                         $3,202
            Net respiratory, medical equipment and supplies                1,239
                                                                          ------
                 Total revenues                                            4,441
                                                                          ------
            Cost of revenues:
            Infusion services                                              2,414
            Respiratory, medical equipment and supplies                      655
                                                                          ------
                 Total cost of revenues                                    3,069
                                                                          ------
            Selling, general and administrative
            expenses                                                       1,188
                                                                          ------
            Income from discontinued operations                           $  184
                                                                          ======
            Diluted income per share from discontinued operations         $ 0.01
                                                                          ======

      At December 31, 2003 and September 30, 2003, liabilities of discontinued operations of $690 relate to tax contingencies.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

10.  DERIVATIVE INSTRUMENT:

      On March 20, 2003, the Company entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $88,925 of the Company's floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be an asset of $410 at December 31, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as and adjustment to interest expense.

11.  INCOME TAXES:

      The provision for income taxes from continuing operations for the three months ended December 31, 2003 and 2002 was $1,629 and $1,767, respectively. For the three months ended December 31, 2003, the effective tax rate was 48.0% due to the Company recording an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

12.   EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the assumed conversion of the 7,774 of redeemable convertible preferred stock could potentially dilute basic EPS. At December 31, 2003 and 2002, the Company had outstanding stock options and warrants to purchase 1,553 and 1,282 shares, respectively, of common stock ranging in price from $5.41 to $7.25 and $4.70 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for the first quarter of fiscal 2004.

      The weighted average number of shares used in the basic and diluted earnings income per share computations for the three months ended December 31, 2003 and 2002 are as follows:

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                   2003              2002
                                                                              -------------     ------------
                Weighted average number of common shares outstanding
                   as used in computation of basic EPS of common stock             22,224           21,171
                Effect of dilutive securities - stock options and warrants
                   treasury stock method                                              427              388
                                                                                   ------           ------
                Shares used in computation of diluted EPS of common stock          22,651           21,559
                                                                                   ======           ======

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

13.  COMPREHENSIVE INCOME:

      Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three months ended December 31, 2003 and 2002:

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                  2003              2002
                                                                              -------------     ------------
          Net income                                                             $1,762             $2,303
          Change in cumulative translation adjustment, net of income taxes        7,349              2,252
                                                                                 ------             ------
          Comprehensive income, net of income taxes                              $9,111             $4,555
                                                                                 ======             ======

14.  COMMITMENTS AND CONTINGENCIES:

      ACQUISITION AGREEMENTS:

      Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, of up to $16,202 at December 31, 2003 in contingent consideration dependent upon future earnings of such acquired entities.

      GUARANTEES:

      The Company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility, the mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At December 31, 2003 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $136,000 and $167,000, respectively.

      LITIGATION:

      On April 13, 1998, one of the Company's shareholders, purporting to sue derivatively on its behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain of the Company's officers and directors, and Hyperion Partners II L.P., breached fiduciary duties owed to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to Hyperion Partners II

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

      The Company believes that it is substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws, and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. Because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws may have on the Company's consolidated financial position, cash flows or results of operations.

      The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $863 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

15.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

      As disclosed in Note 9, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the three months ended December 31, 2003 and 2002, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

      The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

      The following tables present certain financial information by reportable business segment and geographic area of operations for the three months ended December 31, 2003 and 2002.

                                                           THREE MONTHS ENDED DECEMBER 31, 2003
                                                         ----------------------------------------
                                                           U.K.
                                                         OPERATIONS                     TOTAL
                                                         ------------               --------------
        Net patient services                              $   76,723                  $   76,723
        Net respiratory, medical equipment and
        supplies                                               1,820                       1,820
                                                          -----------                 -----------
        Total revenues to unaffiliated customers          $   78,543                  $   78,543
                                                          ===========                 ===========
        Segment operating profit                          $    7,383                  $    7,383
                                                          ===========
        Corporate expenses                                                                (1,779)
        Interest expense, net                                                             (2,202)
        Foreign exchange loss                                                                (11)
                                                                                      -----------
        Income before income taxes                                                    $    3,391
                                                                                      ===========
        Depreciation and amortization                     $      654                  $      654
                                                          ===========
        Corporate depreciation and amortization                                                2
                                                                                      -----------
        Total depreciation and amortization                                           $      656
                                                                                      ===========
        Identifiable assets, December 31, 2003            $  282,075                  $  282,075
                                                          ===========
        Corporate assets                                                                   6,262
                                                                                      -----------
        Total assets, December 31, 2003                                               $  288,337
                                                                                      ===========
        Total capital expenditures                        $      973                  $      973
                                                          ===========                 ===========

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

15.   OPERATIONS BY BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED):

                                                            THREE MONTHS ENDED DECEMBER 31, 2002
                                                          ----------------------------------------
                                                            U.K.
                                                          OPERATIONS                    TOTAL
                                                          -----------               --------------
        Net patient services                               $   66,529                  $   66,529
        Net respiratory, medical equipment and                  1,469                       1,469
        supplies
                                                           -----------                 -----------
        Total revenues to unaffiliated customers           $   67,998                  $   67,998
                                                           ===========                 ===========
        Segment operating profit                           $    8,021                  $    8,021
                                                           ===========
        Corporate expenses                                                                   (929)
        Interest expense, net                                                              (3,198)
        Foreign exchange loss                                                                  (8)
                                                                                       -----------
        Income before income taxes and discontinued                                    $    3,886
        operations
                                                                                       ===========
        Depreciation                                       $      388                  $      388
                                                           ===========
        Corporate depreciation                                                                  2
                                                                                       -----------
        Total depreciation                                                             $      390
                                                                                       ===========
        Identifiable assets, December 31, 2002             $  282,906                  $  282,906
                                                           ===========
        Assets of discontinued operations                                                   8.978
        Corporate assets                                                                    2,847
                                                                                       -----------
        Total assets, December 31, 2002                                                $  294,731
                                                                                       ===========
        Capital expenditures                               $      757                  $      757
                                                           ===========
        Corporate capital expenditures                                                          2
                                                                                       -----------
        Total capital expenditures                                                     $      759
                                                                                       ===========

16.  IMPACT OF RECENT ACCOUNTING STANDARDS:

      The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in January 2003 and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46R, for those arrangements entered into prior to February 1, 2003, in the second quarter of fiscal 2004. As the Company does not have any variable interest entities, the adoption of FIN 46 did not have a material impact on the consolidated financial position or results of operations and the adoption of FIN 46R will not have a material impact on the Company's consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

16.  IMPACT OF RECENT ACCOUNTING STANDARDS (CONTINUED)

      In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The year-end provisions of FAS No. 132 will be effective for the Company for the year ending September 30, 2004. The interim disclosure requirements of FAS No. 132 will be effective for the Company in the quarter ending March 31, 2004. The Company believes that the adoption of the disclosure requirements of FAS No. 132 will not have a material impact on its consolidated financial position or results of operations.

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

We are one of the leading providers of flexible healthcare staffing services, including nursing and ancillary services, to the United Kingdom ("U.K.") healthcare industry. We operate a community-based network of 119 branches, with the capacity to provide nurses, carers (often referred to as home health aides in the United States ("U.S.")) and specialized medical personnel to locations covering approximately 90% of the population of Great Britain. We provide healthcare staffing services to hospitals, local governmental authorities, nursing homes and private patients in the U.K. Through our U.K. operations, we also supply medical grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

In the third quarter of fiscal 2003, we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc. for approximately $8,500,000 in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), we have accounted for our home healthcare operations as a discontinued operation. Our condensed consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. In addition, goodwill is evaluated annually in the fourth quarter. However, a more frequent evaluation would be performed if indicators of impairment were present.

Deferred Income Taxes

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net loss and operating loss carryforwards.

Contingencies

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our company's stock, in contingent consideration dependent upon future earnings of such acquired entities. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

We receive a majority of our revenue from the National Health Services (the "NHS") and other U.K. governmental payors. Certain revenues are subject to review by third-party payors and adjustments, if any, are recorded when determined.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 vs. Three Months Ended December 31, 2002

Revenues

Total revenues for the three months ended December 31, 2003 and 2002 were $78,543,000 and $67,998,000, respectively, an increase of $10,545,000 or 15.5%.
This increase relates to the growth of our U.K. flexible staffing operations as a result of internal growth ($4,305,000) and the acquisition of Primary Care Agency Limited ($65,000). The remaining increase of $6,175,000 was due to the favorable effects of changes in foreign exchange.

Gross Profit

Total gross profit increased by $3,412,000 to $22,310,000 for the three months ended December 31, 2003 from $18,898,000 for the three months ended December 31, 2002. The favorable effects of changes in foreign exchange accounted for $1,754,000 of the increase. As a percentage of total revenue, gross profit for the three months ended December 31, 2003 increased to 28.4% from 27.8% for the comparable prior period. Gross margins for patient services increased (28.1% for the three months ended December 31, 2003 versus 27.5% for the comparable prior period) mainly as a result of the sales mix. Gross margins for the respiratory, medical equipment and supplies sales increased (42.6% for the three months ended December 31, 2003 versus 41.0% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2003 and 2002 were $ 16,706,000 and $11,806,000, respectively, an increase of $4,900,000 or 41.5%. Changes in foreign exchange accounted for $1,174,000 of this increase. The remaining increase was mainly a result of higher levels of overhead costs in the U.K. operations due principally to increased expenditures on quality assurance programs to ensure compliance with recently introduced changes to legislation, internal growth and acquisitions ($2,876,000) and the compensation payments to key executives to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries' for shares of our common stock and shares of our new Series A preferred stock in fiscal 2002 (the "Reorganization") ($860,000), which was partially offset by lower overhead costs in the U.S. corporate office ($10,000). We do not anticipate incurring further compensation expense related to the Reorganization.

Interest Income

Total interest income for the three months ended December 31, 2003 was $224,000 compared to $590,000 for the three months ended December 31, 2002, which represents a decrease of $366,000. This decrease was principally attributable to lower levels of funds invested and was partially offset by favorable effects of changes in foreign exchange ($17,000).

Interest Expense

Total interest expense for the three months ended December 31, 2003 was $2,426,000 compared to $3,788,000 for the three months ended December 31, 2002, which represents a decrease of $1,362,000. Excluding the $191,000 increase due to the effect of foreign exchange, the actual decrease in interest expense was $1,553,000. This decrease was principally attributable to the recording of a $610,000 benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement and reduced bank debt.

Foreign Exchange Loss

For the three months ended December 31, 2003, we realized a foreign exchange loss of $11,000 compared to $8,000 for the three months ended December 31, 2002.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1,629,000 or 48.0% of income before income taxes for the three months ended December 31, 2003 compared to a provision of $1,767,000 or 45.5% of income before income taxes and discontinued operations for the three months ended December 31, 2002. The difference between the 48.0% effective tax rate for the three months ended December 31, 2003 and the statutory tax rate is mainly due to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Discontinued Operations

Discontinued operations resulted in income of $184,000 for the three months ended December 31, 2002. The following table presents the financial results of the discontinued operations for the three months ended December 31, 2002:

          Revenues:
          Net infusion services                                        $3,202,000
          Net respiratory, medical equipment and supplies               1,239,000
                                                                       ----------
               Total revenues                                           4,441,000
                                                                       ----------
          Cost of revenues:
          Infusion services                                             2,414,000
          Respiratory, medical equipment and supplies                     655,000
                                                                       ----------
               Total cost of revenues                                   3,069,000
                                                                       ----------
          Selling, general and administrative
          expenses                                                      1,188,000
                                                                       ----------
          Income from discontinued operations                          $  184,000
                                                                       ==========
          Diluted income per share from discontinued operations        $     0.01
                                                                       ==========

At December 31, 2003 and September 30, 2003, liabilities of discontinued operations of $690,000 relate to tax contingencies.

Net Income

As a result of the foregoing, we recorded net income of $1,762,000 for the three months ended December 31, 2003 compared to net income of $2,303,000 for the three months ended December 31, 2002.

Series A Preferred Stock

For the three months ended December 31, 2003, we accrued $937,000 of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $119,000 of costs related to the issuance of our Series A preferred stock. For the three months ended December 31, 2002, we accrued $866,000 of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $128,000 of costs related to the issuance of our Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

General

For the three months ended December 31, 2003, we generated cash of $3,192,000 from operating activities. Cash requirements for the three months ended December 31, 2003 for capital expenditures ($973,000), payments for acquisition ($1,772,000), payments on notes payable ($36,888,000) and payments on long-term debt ($3,585,000), were met through operating cash flows, restricted cash and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1,000,000 of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3,000,000 of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of December 31, 2003, we had acquired 584,755 shares of our common stock for an aggregate purchase price of $2,294,000 pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at December 31, 2003. We intend to continue with our stock repurchases during fiscal 2004.

On December 2, 2003, Mr. Aitken, our company's Chairman, and Ms. Eames, our company's Chief Executive Officer, repaid in full the principal and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591,000 and $419,000, respectively. The loans were repaid by delivery to our company of 104,000 and 73,000 shares of our company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by our company as treasury shares. Our company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which were $83,000 and $51,000, respectively.

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

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2003 and September 30, 2003, $36,637,000 (12.7%) and $35,745,000 (11.5%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of recurrence of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Day's sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2003 and September 30, 2003, our average DSOs were 42 and 41, respectively.

Borrowings

General

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), formerly known as Transworld Healthcare (UK) Limited, and its subsidiary obtained new financing denominated in pounds sterling, which aggregates approximately $190,171,000 at December 31, 2003. The financing consists of a $169,847,000 Senior Credit Facility and $20,324,000 in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility

The Senior Credit Facility consists of the following:

     o    $49,798,000 term loan A, maturing December 17, 2005;

     o $22,231,000 acquisition term loan B, maturing December 17, 2006, which may be drawn upon through September 30, 2004;

     o $88,925,000 term loan C, maturing June 30, 2007, per the September 27, 2001 amendment,; and

     o    $8,893,000 revolving facility, maturing December 17, 2005.

Repayment of the loans under the Senior Credit Facility commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. As of December 31, 2003, we had outstanding borrowings of $113,824,000 under the Senior Credit Facility that bore interest at rates ranging from 5.82% to 7.32%.

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

The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of Allied Holding's and its subsidiaries' assets, a pledge of Allied Holding's ownership interest in its subsidiaries and guaranties by Allied Holding's subsidiaries.

Mezzanine Loan

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. As of December 31, 2003, we had outstanding borrowings under the Mezzanine Loan of $18,925,000, which bore interest at a rate of 10.82%.

Notes with Warrants

In connection with the Reorganization, the notes with warrants, issued by one of our U.K. subsidiaries, were settled by the issuance of 890,000 shares of our common stock in the first quarter of fiscal 2003.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2003, we repaid, through Allied Holdings, notes payable of $36,888,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies. Of this amount, $34,671,000 were issued during the quarter ended December 31, 2002. Also during the quarter ended December 31, 2002, we repaid, through Allied Holdings, notes payable of $15,239,000 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $601,000 of related debt discount. At December 31, 2003, we had one remaining note payable that is secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the note payable. In general, we may not redeem the note on or before three years after the date of issuance, September 27, 2004; however, such note may be redeemed by the holder within one year from the first interest payment due date upon giving not less than sixty days written notice. At December 31, 2003, the note payable of $1,779,000, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying Condensed Consolidated Balance Sheet.

GUARANTEES

Our U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility, the Mezzanine Loan and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At December 31, 2003 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $136,000,000 and $167,000,000, respectively.

DERIVATIVE INSTRUMENT

On March 20, 2003, we entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $88,925,000 of our floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $410,000 at December 31, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as an adjustment to interest expense.

SERIES A PREFERRED STOCK

In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of (pound)22,286,869 ($35,213,253 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,286,869 ordinary shares of Allied Holdings. Such ordinary shares were issued to such investors upon exercise of the warrants that had been issued to them in connection with the sale to them in 1999 of Notes of Allied Healthcare Group Limited ("Allied Healthcare (UK)"). The Series A preferred stock has been recorded net of issuance costs, which are being accreted using the interest rate method through December 17, 2007.

The following summary highlights the terms of the Series A preferred stock.

Dividends. Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of (pound)2.867 ($4.53 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock) per year. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), which principally relates to the protection of the rights of the holders of our Series A preferred stock. Any accrued but unpaid dividends will be paid upon the liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

Voting Rights. Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. Each share of Series A preferred stock is currently convertible into one share of common stock. Except with respect to the directors to be elected by the holders of the Series A preferred stock, voting as a class, the Series A preferred stock and the common stock vote as a single class on all matters submitted to a vote of our shareholders. Until Triumph Partners III, L.P. (or any of its affiliates) beneficially owns less than 50% of the shares of Series A preferred stock issued to it in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to our board of directors. In addition, the Series A preferred stock and our common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our board of directors. Thereafter, on each six-month anniversary of the occurrence of such breach, the holders of the Series A preferred stock will be able to elect one more director until the breach has been cured or waived. If, at any time while the holders of Series A preferred stock are entitled to elect a director, such director ceases to be a director of our company, the vacancy can only be filled by the vote of the holders of a majority of the Series A preferred stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock will be entitled to receive anything in respect of their shares, a liquidation preference equal to $4.53 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which we refer to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of our company, such holders will be entitled to receive an amount per share equal to the amount they would have received had they effected such a conversion.

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

The following table presents the changes in the carrying amount of the Series A preferred stock for the three months ended December 31, 2003 and 2002:

                                                            2003              2002
                                                        -----------        -----------
                 Balance at October 1,                  $33,151,000        $32,254,000
                 Accretion of issuance costs                119,000            128,000
                 Foreign exchange effect                       --              415,000
                                                        -----------        -----------
                 Balance at December 31,                $33,270,000        $32,797,000
                                                        ===========        ===========

Commitments

Acquisition Agreements

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and shares of our common stock, of up to $16,202,000, at December 31, 2003, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have two employment agreements with our Chairman and Chief Executive Officer that provide for minimum aggregate annual compensation of $596,000 in fiscal 2004. Each employment agreement contains, among other things, customary confidentiality and termination provisions and provides that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in his or her responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times his or her average annual base salary during the preceding 12 months. Each employment agreement expires on September 24, 2004; however, each employment agreement shall be automatically renewed on such date, and on each anniversary of such date, for an additional period of one-year, unless our company or the executive gives notice to the other of its intent to terminate the employment agreement within 90 days of the then applicable termination date.

Further, the employment arrangement with our Chairman also provides that in the event of a change of control of our company during fiscal 2004, his salary would be reinstated to the amount in effect immediately prior to his resignation, in January 2004, as Chief Executive Officer. If such an event were to occur, the minimum aggregate annual compensation would increase to $908,000.

Operating Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of December 31, 2003:

                      Total Debt       Total Lease      Total Other          Total
         Fiscal      Obligations       Obligations      Obligations       Obligations
         ------      ------------      -----------      ------------      ------------
          2004       $  7,651,000      $ 1,302,000      $  6,043,000      $ 14,996,000
          2005         12,450,000        1,476,000         8,715,000        22,641,000
          2006         32,902,000        1,365,000         1,444,000        35,711,000
          2007         62,248,000        1,223,000                --        63,471,000
          2008         19,277,000          849,000                --        20,126,000
       Thereafter              --        2,535,000                --         2,535,000
                     ------------      -----------      ------------      ------------
                     $134,528,000      $ 8,750,000      $ 16,202,000      $159,480,000
                     ============      ===========      ============      ============

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of December 31, 2003. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at December 31, 2003, have recorded an accrual of $863,000 to cover our estimated exposure related to these matters. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in January 2003 and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all arrangements entered into after January 31, 2003, the company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The company is required to adopt the provisions of FIN 46R, for those arrangements entered into prior to February 1, 2003, in the second quarter of fiscal 2004. As the company does not have any variable interest entities, the adoption of FIN 46 did not have a material impact on the consolidated financial position or results of operations and the adoption of FIN 46R will not have a material impact on our company's consolidated financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The year-end provisions of FAS No. 132 will be effective for the company for the year ending September 30, 2004. The interim disclosure requirements of FAS No. 132 will be effective for our company in the quarter ending March 31, 2004.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 17, 1999 refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for our variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, on January 25, 2000, we hedged the interest rate (LIBOR cap of 9%) on approximately $41,935,000 of our floating rate debt in a contract which expired on June 30, 2003.

On March 20, 2003, we entered into a new Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $88,925,000 of our floating rate debt in a contract, which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $410,000 at December 31, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

As of December 31, 2003, our Series A preferred stock (with an aggregate liquidation preference of $35,213,000) bears dividends at the per share rate of 9.375% of $4.53 per annum. In addition, we had a note payable of $1,779,000, which was issued in connection with the acquisition of a U.K. flexible staffing agency. The note payable is redeemable, at the holder's option, in fiscal 2004 and bears interest at 5.25% per annum at December 31, 2003. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at December 31, 2003.

                                       EXPECTED     WEIGHTED AVERAGE
                   FISCAL              MATURITY         RATE
                   ------              --------         ----
                   2004             $  5,872,000     LIBOR +1.64%
                   2005               12,450,000     LIBOR +2.00%
                   2006               32,902,000     LIBOR +3.22%
                   2007               62,248,000     LIBOR +3.50%
                   2008               19,277,000     LIBOR +7.00%
                   Thereafter                 --
                                    ------------
                                    $132,749,000     LIBOR +3.69%
                                    ============

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $135,926,000 at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our company's management, with the participation of our chief executive officer and our acting chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003.

Under the rules of the Securities and Exchange Commission, "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and acting chief financial officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer.

          32.1      Section 1350 Certification of President and Chief Executive
                    Officer

          32.2      Section 1350 Certification of Acting Chief Financial Officer

      (b) Reports on Form 8-K.

On November 25, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Item 12 of Form 8-K. The Form 8-K disclosed that we had issued a press release on November 25, 2003 announcing our earnings for the quarter and fiscal year ended September 30, 2003. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 2004

                                       ALLIED HEALTHCARE INTERNATIONAL INC.

                                       By: /s/ Charles F. Murphy
                                           ------------------------------------
                                           Charles F. Murphy
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized to Sign on Behalf of
                                           Registrant)