Form 10-K/A
period 2003-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2004-05-17
CIK 890634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File No.: 1-11570

Allied Healthcare International Inc.

(Exact Name of Registrant as Specified in Its Charter)

New York		13-3098275
(State or Other Jurisdiction of Incorporation)		(I.R.S. Employer Identification Number)
555 Madison Avenue New York, New York	(212) 750-0064	10022
(Address of principal executive offices)	(Registrant's telephone number, including area code)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes       No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2003 was approximately $31,717,101 based on the closing sales price of $3.99 per share of common stock of the registrant on such date, as reported by the American Stock Exchange.

The number of shares of common stock of the registrant outstanding on December 26, 2003 was 22,104,628.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Allied Healthcare International Inc. (the "Company") is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 29, 2003. The purpose of filing this Form 10-K/A is to include a financial statement schedule that was not included in the Form 10-K. In addition, note 16 to the consolidated financial statements of the Company has been revised.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and required financial statement schedules of our company are located beginning on page F-1 of this Annual Report on Form 10-K/A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a)    The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Consolidated Financial Statements:	Page
	Independent Auditors' Report	F-1
	Report of Independent Auditors	F-2
	Consolidated Balance Sheets — September 30, 2003 and 2002	F-3
	Consolidated Statements of Operations — For the Years Ended September 30, 2003, 2002 and 2001	F-4
	Consolidated Statements of Changes in Shareholders' Equity — For the Years Ended September 30, 2003, 2002 and 2001	F-5
	Consolidated Statements of Cash Flows — For the Years Ended September 20, 2003, 2002 and 2001	F-6
	Notes to Consolidated Financial Statements	F-8
(2)	Consolidated Financial Statement Schedules:
	Schedule I - Condensed Financial Information	S-1
	Schedule II - Valuation and Qualifying Accounts	S-5
Schedules other than that listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.
(3)	Exhibits:

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of our company filed with the New York Secretary of State on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

Exhibit Number	Title
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of our company filed with the New York Secretary of State on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.5	Certificate of Amendment of the Certificate of Incorporation of our company filed with the New York Secretary of State on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
3.6	Certificate of Amendment to the Certificate of Incorporation of our company filed with the New York Secretary of State on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.7	Restated Bylaws of our company, as amended (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the year ended October 31, 1996).
3.8	Amendment to the Bylaws of our company effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.9	Certificate of Amendment to the Certificate of Incorporation of our company which defines the rights of the Series A Convertible Preferred Stock, filed with the New York Secretary of State on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
3.10	Certificate of Amendment to the provisions of the Certificate of Incorporation of our company that defines the rights of the Series A Convertible Preferred Stock, filed with the New York Secretary of State on February 12, 2003 (incorporated herein by reference toExhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
4.2	Specimen Certificate of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Form of Indemnification Agreement with our company (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended October 31, 1994).

Exhibit Number	Title
10.3	Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A of our Proxy Statement for its Annual Meeting held on May 28, 1997).
10.4	Voting Trust Agreement dated December 17, 1999 by and among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited ("Allied Healthcare (UK)"), Transworld Healthcare (UK) Limited ("TWUK"), our company, Triumph Partners III, L.P. and Richard Green, as trustee (incorporated herein by reference to Exhibit 10.65 of our Annual Report on Form 10-K for the year ended September 30, 1999).
10.5	Securities Purchase Agreement , dated December 17, 1999, among Allied Healthcare (UK), TWUK and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the year ended September 30, 1999).
10.6	Senior Credit Agreement, dated as of December 17, 1999, among Allied Healthcare (UK), TWUK, Paribas as Arranger, Paribas and Barclays Bank PLC as Underwriters, Barclays Bank PLC as Agent and SecurityAgent and Others (incorporated herein by reference to Exhibit 10.67 of our Annual Report on Form 10-K for the year ended September 30, 1999).
10.7	Mezzanine Credit Agreement, dated as of December 17, 1999, among Allied healthcare (UK), TWUK, Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Security Agent and Others (incorporated herein by reference to Exhibit 10.68 of our Annual Report on Form 10-K for the year ended September 30, 1999).
10.8	Warrant Instrument to subscribe for Shares in TWUK in favor of the mezzanine lenders, dated as of December 17, 1999 (incorporated herein by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended September 30, 1999).
10.9	Share Sale and Purchase Agreement of Nightingale Nursing Bureau Limited, dated as of April 6, 2000, between Transworld Healthcare (UK) Limited, W.A. Thompson, D.T. Thompon and others (incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K dated April 20, 2000).
10.10	Asset Purchase Agreement, dated as of September 18, 2000, between MK Diabetic Support Services, Inc., Respiflow, Inc. and Transworld Ostomy, Inc. and Express-Med, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2000).
10.11	Sale and Purchase Agreement of entire share capital of Amcare Limited with its subsidiary Novacare UK Limited dated November 22, 2000 between Omnicare Limited and Bristol-Myers Squibb Holdings Limited (incorporated herein by reference to Exhibit 10.73 of our Annual Report on Form 10-K for the year ended September 30, 2000).
10.12	Agreement for Sale and Purchase of Staffing Enterprise Limited and Staffing Enterprise (PSV) Limited between Allied Healthcare (UK) Limited and David Christopher Pain and Deborah Kay Pain dated September 27, 2001 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 12, 2001).
10.13	Second Amendment Agreement, dated September 27, 2001, relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 12, 2001).

Exhibit Number	Title
10.14	Second Amendment Agreement, dated September 27, 2001, relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited, BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank PLC as Agent and Security Agent and Others (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 12, 2001).
10.15	Employment Agreement, dated September 24, 2001, between our company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended September 30, 2001).
10.16	Employment Agreement, dated September 24, 2001, between our company and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended September 30, 2001).
10.17	Master Reorganization Agreement, dated as of April 24, 2002, among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Annex A-1 to the proxy statement/prospectus forming a part of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.17A	First Amendment to Master Reorganization Agreement, dated as of May 16, 2002, by and among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Exhibit 10.17A of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.17B	Second Amendment to Master Reorganization Agreement, dated as of June 26, 2002, by and among our company, Allied Healthcare (UK), TWUK and the Investors named therein (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.18	Amendment No. 1, dated as of July 25, 2002, among Allied Healthcare (UK), TWUK and the Purchasers identified therein to the Securities Purchase Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.19	Registration Rights Agreement, dated as of July 25, 2002, among our company and the persons named therein (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.20	Amendment No. 1, dated as of July 25, 2002, among TWUK, Allied Healthcare (UK), Richard Green, Triumph Partners III, L.P. and our company to the Voting Trust Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.21A	Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22, 2002, by and among TWUK, our company and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.21 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

Exhibit Number	Title
10.21B	Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22, 2002, by and among TWUK, our company and Sarah L. Eames (incorporated herein by reference to Exhibit 10.22 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.22A	Promissory Note, dated April 30, 2002, executed by Timothy M. Aitken in favor of our company (incorporated herein by reference to Exhibit 10.7A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.22B	Promissory Note, dated April 30, 2002, executed by Sarah L. Eames in favor of our company (incorporated herein by reference to Exhibit 10.7B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.23A	Pledge and Security Agreement, dated as of April 30, 2002, between Timothy M. Aitken and our company (incorporated herein by reference to Exhibit 10.8A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.23B	Pledge and Security Agreement, dated as of April 30, 2002, between Sarah L. Eames and our company (incorporated herein by reference to Exhibit 10.8B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.24	Registration Rights Agreement, dated April 30, 2002, among our company, Timothy M. Aitken and Sarah L. Eames (incorporated herein by reference to Exhibit 10.25 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.25A	Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of TWUK (incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.25B	Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of TWUK (incorporated herein by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.26	Stock Purchase Agreement, dated as of April 22, 2002, among our company, Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.28 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.27	Registration Rights Agreement, dated April 30, 2002, among our company, Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.28	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.29	Stock Purchase Agreement, dated as of April 6, 2002, by and between Promptcare Acquisition Corporation and our company (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003).

Exhibit Number	Title
11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K/A).
14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 of our Annual Report on Form 10-K for the year ended September 30, 2003).
16	Letter, dated April 14, 2003, from Ernst & Young LLP to the Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2003).
21	Subsidiaries of our company (incorporated herein by reference to Exhibit 21 of our Annual Report on Form 10-K for the year ended September 30, 2003).
23.1*	Consent of Deloitte & Touche LLP, independent auditors of our company.
23.2*	Consent of Ernst & Young LLP, former independent auditors of our company.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, President and Chief Operating Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer, President and Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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

Allied Healthcare International Inc.

By:	/s/ Sarah L. Eames
Sarah L. Eames Chief Executive Officer, President and Chief Operating Officer

Dated: May 14, 2004

POWER OF ATTTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy M. Aitken*	Chairman of the Board	May 14, 2004

Timothy M. Aitken

/s/ Sarah L. Eames	Chief Executive Officer, President and Chief Operating Officer	May 14, 2004

Sarah L. Eames

/s/ Charles F. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2004

Charles F. Murphy

/s/ G. Richard Green*	Director	May 14, 2004

G. Richard Green

/s/ David J. MacFarlane*	Director	May 14, 2004

David J. MacFarlane

/s/ Wayne Palladino*	Director	May 14, 2004

Wayne Palladino

/s/ Jeffrey S. Peris*	Director	May 14, 2004

Jeffrey S. Peris

/s/ Scott A. Shay*	Director	May 14, 2004

Scott A. Shay

*	By: /s/ Charles F. Murphy, Attorney-in-Fact

Allied Healthcare International Inc.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules for the year ended September 30, 2003 listed in the index at Item 15. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the year ended September 30, 2003, when considered in relation to the basic consolidated financial statements for the year ended September 30, 2003 taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Jericho, New York
December 10, 2003
(April 8, 2004 as to Note 16)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Allied Healthcare International Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. (the "Company") as of September 30, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2002 and 2001. Our audits also included the financial statement schedules listed in the Index at Item 15 for the years ended September 30, 2002 and 2001. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. at September 30, 2002, and the consolidated results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended September 30, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective October 1, 2001.

/s/ Ernst & Young LLP

New York, New York
November 8, 2002

ALLIED HEALTHCARE INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,691	$18,278
Restricted cash	37,693	19,840
Accounts receivable, less allowance for doubtful accounts of $3,346 and $22,849, respectively	35,745	32,113
Unbilled accounts receivable	11,278	7,046
Assets of discontinued operations	—	8,733
Inventories	431	359
Prepaid expenses and other assets	1,772	1,642
Total current assets	108,610	88,011
Property and equipment, net	10,326	8,098
Restricted cash	3,008	43,678
Intangible assets, net	185,722	123,514
Deferred financing costs and other assets	4,002	4,812
Total assets	$311,668	$268,113
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$37,693	$19,840
Short-term debt	—	3,480
Current portion of long-term debt	9,005	6,249
Dividends payable	4,464	941
Liabilities of discontinued operations	690	1,270
Accounts payable	2,676	1,505
Accrued expenses	24,969	23,995
Taxes payable	4,332	4,813
Total current liabilities	83,829	62,093
Long-term debt	118,680	118,961
Derivative liability	211	—
Deferred income taxes and other long-term liabilities	634	862
Total liabilities	203,354	181,916
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding (liquidation value $35,213)	33,151	32,254
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 62,000 shares, issued 22,689 and 20,945 shares, respectively	227	209
Additional paid-in capital	142,897	139,309
Accumulated other comprehensive income (loss)	3,140	(3,112)
Accumulated deficit	(68,814)	(80,785)
	77,450	55,621
Less notes receivable from officers	(1,002)	(958)
Less cost of treasury stock (408 and 266 shares, respectively)	(1,285)	(720)
Total shareholders' equity	75,163	53,943
Total liabilities and shareholders' equity	$311,668	$268,113

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001
Revenues:
Net patient services	$287,964	$237,890	$130,719
Net respiratory, medical equipment and supplies	6,415	4,938	7,322
Total revenues	294,379	242,828	138,041
Cost of revenues:
Patient services	209,422	173,869	90,614
Respiratory, medical equipment and supplies	3,634	2,880	4,936
Total cost of revenues	213,056	176,749	95,550
Gross profit	81,323	66,079	42,491
Selling, general and administrative expenses	53,648	48,847	32,514
General and administrative expenses related to mail-order operations	—	—	3,883
Losses due to sale of subsidiary	—	—	354
Operating income	27,675	17,232	5,740
Interest income	(2,032)	(3,024)	(1,587)
Interest expense	13,311	16,496	10,020
Gain on settlement of PIK interest	—	(5,143)	—
Foreign exchange loss	18	19	400
Income (loss) before income taxes, minority interest and discontinued operations	16,378	8,884	(3,093)
Provision for income taxes	4,910	4,971	24,117
Income (loss) before minority interest and discontinued operations	11,468	3,913	(27,210)
Minority interest	—	120	22
Income (loss) from continuing operations	11,468	3,793	(27,232)
Discontinued operations:
(Loss) income from discontinued operations	(16)	1,001	620
Gain on disposal of subsidiaries, net of taxes of $775	519	—	—
	503	1,001	620
Net income (loss)	11,971	4,794	(26,612)
Redeemable preferred dividends and accretion	4,005	1,016	—
Net income (loss) available to common shareholders	$7,966	$3,778	$(26,612)
Basic and diluted income (loss) per share of common stock from:
Income (loss) from continuing operations	$0.34	$0.15	$(1.57)
Income from discontinued operations	0.02	0.05	0.04
Net income (loss) available to common shareholders	$0.36	$0.20	$(1.53)
Weighted average number of common shares outstanding:
Basic	21,962	18,565	17,408
Diluted	22,304	18,932	17,408

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands)

				Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-in Capital		Retained (Deficit) Earnings	Officers' Loan	Treasury Shares	Total
	Shares	Amount

Balance, October 1, 2000	17,551	$176	$128,070	$(6,248)	$(58,967)	$—	$—	$63,031
Comprehensive loss:
Net loss					(26,612)			(26,612)
Foreign currency translation adjustment				648				648
Comprehensive loss								(25,964)
Issuance of common stock for exercise of stock options	4		7					7
Cost of treasury shares							(720)	(720)
Balance, September 30, 2001	17,555	176	128,077	(5,600)	(85,579)	—	(720)	36,354
Comprehensive income:
Net income					4,794			4,794
Foreign currency translation adjustment				2,488				2,488
Comprehensive income								7,282
Issuance of common stock for:
Hyperion shares	375	4	1,590					1,594
Triumph shares	375	4	1,590					1,594
Non-cash based compensation	1,171	11	4,205					4,216
Reorganization	1,469	14	5,727					5,741
Common stock issuance costs			(864)					(864)
Accretion of Series A preferred stock issuance costs			(75)					(75)
Dividends on Series A preferred stock			(941)					(941)
Notes issued to officers						(940)		(940)
Interest on notes to officers						(18)		(18)
Balance, September 30, 2002	20,945	209	139,309	(3,112)	(80,785)	(958)	(720)	53,943
Comprehensive income:
Net income					11,971			11,971
Foreign currency translation adjustment				6,252				6,252
Comprehensive income								18,223
Issuance of common stock for:
Reorganization	890	9	3,471					3,480
Acquisition of Medic-One Group Limited	670	7	2,873					2,880
Exercise of stock options	184	2	666					668
Common stock issuance costs			(20)					(20)
Accretion of Series A preferred stock issuance costs			(482)					(482)
Dividends on Series A preferred stock			(3,523)					(3,523)
Issuance of warrants for professional services			603					603
Cost of treasury shares							(565)	(565)
Interest on notes to officers						(44)		(44)
Balance, September 30, 2003	22,689	$227	$142,897	$3,140	$(68,814)	$(1,002)	$(1,285)	$75,163

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$11,971	$4,794	$(26,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(503)	(1,001)	(620)
Depreciation and amortization	1,778	1,337	1,402
Amortization of goodwill	—	—	3,722
Amortization of other intangible assets	207	—	3
Amortization of debt issuance costs and warrants	1,858	2,218	1,117
Provision for doubtful accounts	1,205	985	2,586
(Gain) loss on sale of fixed assets	(48)	(13)	33
Losses due to sale of subsidiary	—	—	354
Interest in kind	645	3,063	3,964
Minority interest	—	120	22
Stock based compensation — employees	587	5,835	—
Interest accrued on loans to officers	(44)	(18)	—
Write-off of deferred financing fees and debt discount	613	925	—
Gain on settlement of PIK interest	—	(5,143)	—
Gain on acquisition of minority interest	—	(179)	—
Deferred income taxes	(906)	159	21,494
Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(30)	(3,251)	(4,511)
(Increase) decrease in inventories	(45)	1	(414)
Increase in prepaid expenses and other assets	(3,313)	(1,434)	(1,305)
Increase (decrease) in accounts payable and other liabilities	674	(1,268)	1,376
Net cash provided by continuing operations	14,649	7,130	2,611
Net cash provided by (used in) discontinued operations	461	2,936	(259)
Net cash provided by operating activities	15,110	10,066	2,352
Cash flows from investing activities:
Capital expenditures	(4,026)	(3,091)	(1,259)
Proceeds from sale of property and equipment	175	105	12
Notes issued to officers	—	(940)	—
Proceeds from sale of discontinued operations	8,195	—	—
Payments for acquisitions — net of cash acquired	(9,531)	(2,047)	(14,616)
Proceeds limited to future acquisitions	26,053	11,018	(52,487)
Proceeds from sale of business	—	—	15,075
Payments on acquisitions payable	(7,031)	(1,038)	(2,163)
Net cash provided by (used in) investing activities	13,835	4,007	(55,438)

(Continued)

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001
Cash flows from financing activities:
Payments for financing fees and issuance costs	(20)	(4,053)	(2,004)
Proceeds from issuance of stock	—	3,188	—
Payments on notes payable	(19,363)	(4,575)	—
Payments on revolving loan	—	—	(6,550)
Proceeds from long-term debt	—	—	72,115
Principal payments on long-term debt	(6,727)	(5,150)	(4,038)
Payments for treasury shares acquired	(565)	—	(720)
Stock options and warrants exercised, net, including tax benefit	80	—	7
Net cash (used in) provided by financing activities	(26,595)	(10,590)	58,810
Effect of exchange rate on cash	1,063	1,461	584
Increase in cash	3,413	4,944	6,308
Cash and cash equivalents, beginning of period	18,278	13,334	7,026
Cash and cash equivalents, end of period	$21,691	$18,278	$13,334
Supplemental cash flow information:
Cash paid for interest	$10,679	$10,728	$5,669
Cash paid for income taxes, net	$6,691	$5,914	$2,101
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$12,254	$2,525	$44,395
Liabilities assumed or incurred	$2,408	$341	$6,080
Cash paid for acquisitions (including related expenses)	$9,846	$2,184	$18,297
Cash acquired	315	137	3,681
Net cash paid for acquisitions	$9,531	$2,047	$14,616
Issuance of notes payable	$36,026	$3,747	$20,018
Issuance of common stock	$6,360	$9,960
Issuance of Series A preferred stock		$35,051

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

The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2003:

	Year Ended September 30, 2003
	U.K. Operations	U.S. Corporate	Total
Balance at September 30, 2002	$121,214	$2,300	$123,514
Goodwill acquired during year	51,983	—	51,983
Foreign exchange effect	8,206	—	8,206
Balance at September 30, 2003	$181,403	$2,300	$183,703

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

Intangible assets subject to amortization after the adoption of FAS No. 142 are being amortized on the straight-line method and consist of the following:

		September 30, 2003
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,996	$150	$1,846
Trade names	3	175	49	126
Non-Compete agreements	10	43	11	32
Favorable leasehold interests	2 – 5	20	5	15
Total		$2,234	$215	$2,019

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

The weighted average number of shares used in the basic and diluted earnings (loss) per share computations for the years ended September 30, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Weighted average number of common shares outstanding	21,962	18,399	17,408
Weighted average number of common shares contingently issuable	—	166	—
Weighted average number of common shares outstanding as used in computation of basic earnings (loss) per share of common stock	21,962	18,565	17,408
Effect of dilutive securities — stock options	342	367	—
Shares used in computation of diluted earnings (loss) per share of common stock	22,304	18,932	17,408

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

The Company adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, "Accounting for Stock-Based Compensation — Transition Disclosure, An Amendment of FAS Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of FAS No. 148 did not have an impact on the Company's financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FAS No. 123, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below for the three years ended September 30:

	2003	2002	2001
Net income (loss) available to common shareholders, as reported
Add: Stock-based compensation included in reported net income (loss), net of related tax effect	$7,966	$3,778	$(26,612)
	587	—	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(728)	(173)	(96)
Pro forma net income (loss) available to common shareholders	$7,825	$3,605	$(26,708)
Net income (loss) per share:
Basic — as reported	$0.36	$0.20	$(1.53)
Basic — pro forma	$0.36	$0.19	$(1.53)
Net income (loss) per share:
Diluted — as reported	$0.36	$0.20	$(1.53)
Diluted — pro forma	$0.35	$0.19	$(1.53)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected life (years)	9	9	4
Risk-free interest rate	4.1%	5.1%	5.5%
Volatility	66.1%	69.1%	61.4%
Expected dividend yield	0%	0%	0%

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

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of shareholders' equity.

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

3.    Corporate Reorganization:

On April 24, 2002, the Company entered into a Master Reorganization Agreement ("Reorganization Agreement") with two of its U.K. subsidiaries — Allied Healthcare Group Limited ("Allied Healthcare (UK)") and Transworld Healthcare (UK) Limited ("TWUK") — and certain investors in such subsidiaries. Both the Reorganization Agreement and the reorganization (the "Reorganization") were voted upon and approved at the Company's annual meeting of shareholders on June 7, 2002 and the Reorganization subsequently was consummated on July 25, 2002. Pursuant to the Reorganization, equity investments in TWUK and subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of the Company's common stock and shares of the Company's new Series A preferred stock. The net effect of the Reorganization was that TWUK

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

became an indirect wholly-owned subsidiary of the Company and the senior subordinated debt investments in Allied Healthcare (UK) were replaced by shares of the Company's Series A preferred stock. The primary purpose of the Reorganization was the Company's desire to increase shareholder value by having the Company and its subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline the Company's corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing services market and, effectively convert the equity and subordinated debt investments in the Company's U.K. subsidiaries into direct investments in the Company. The Company's management believes that the Reorganization resulted in the Company having a more straight-forward and integrated management and corporate structure.

In the Reorganization, accrued and unpaid interest owed to the holders of the senior subordinated promissory notes (the "Notes") issued by Allied Healthcare (UK) in the refinancing of the Company's U.K. operation in 1999, was satisfied by either the exchange for shares of the Company's common stock or the right to receive a funding note (the "Loan Notes"); the Loan Note holders were required to exchange the loan notes for shares of the Company's common stock. The satisfaction of accrued and unpaid interest for shares of the Company's common stock was exchanged at the rate of 0.3488 shares for every £2.00 of Loan Notes. In fiscal 2002, the Company issued 117 shares of common stock in settlement of accrued and unpaid interest and the remaining 890 shares of common stock were issued in the first quarter of fiscal 2003.

In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of £22,287 ($35,213) in exchange for all of the equity investments in TWUK not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The holders of the Series A preferred stock and the Company agreed to a fixed exchange rate of $1.58 set forth in an amendment to the Company's certificate of incorporation defining the rights of the Series A preferred stock. The common shares were valued at $3.91 per share which represented the closing price on AMEX of the Company's stock at April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

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

Year Ended September 30, 2002
Net revenues	$242,828
Gross profit	66,079
Operating income	19,536
Net income	4,984
Net income available for common shareholders	869
Income per share of common stock — Basic and Diluted	$0.04

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

The above pro forma results, exclude the following one time and non-recurring adjustments related to the Reorganization:

•	The Company recognized compensation expense of $1,619 on the exchange of 2,523 management's and employees' redeemable shares of TWUK for 414 shares of the Company's common stock calculated using a net exercise method.

•	The Company recognized a gain of $5,143 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK).

•	The Company recognized a charge of $925 to reflect the write off of deferred costs associated with the Notes of Allied Healthcare (UK) issued in 1999, which were exchanged in the Reorganization.

•	The Company recognized a charge of $686 to reflect the costs associated in completing the Reorganization transaction.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

The following table presents the financial results of the discontinued operations:

	Year Ended September 30,
	2003	2002	2001
Revenues:
Net infusion services	$6,685	$12,373	$12,505
Net respiratory, medical equipment and supplies	2,479	4,697	4,087
Total revenues	9,164	17,070	16,592
Cost of revenues:
Infusion services	5,159	9,068	8,959
Respiratory, medical equipment and supplies	1,438	2,292	2,146
Total cost of revenues	6,597	11,360	11,105
Selling, general and administrative expenses	2,583	4,709	4,867
Gain on sale of subsidiaries, net of tax	519	—	—
Income from discontinued operations	$503	$1,001	$620
Diluted income per share from discontinued operations	$0.02	$0.05	$0.04

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

5.    Property and Equipment:

Major classes of property and equipment, net consist of the following at September 30:

	2003	2002
Revenue producing equipment	$11,776	$8,962
Furniture, fixtures and equipment	9,901	7,300
Land, buildings and leasehold improvements	776	745
	22,453	17,007
Less, accumulated depreciation and amortization	12,127	8,909
	$10,326	$8,098

Depreciation and amortization of property and equipment for the years ended September 30, 2003, 2002 and 2001 was $1,778, $1,337 and $1,402, respectively. The net book value of revenue producing equipment was $6,623 and $5,398 at September 30, 2003 and September 30, 2002, respectively.

6.    Accrued Expenses:

Accrued expenses consist of the following at September 30:

	2003	2002
Payroll and related expenses	$17,927	$13,779
Other	7,042	10,216
	$24,969	$23,995

7.    Debt:

Outstanding borrowings consist of the following at September 30:

Facility	2003	2002	Interest Rate	Final Maturity
Senior Credit Facilities:
Term loan A	$26,840	$31,697	LIBOR + 2.00%	Dec. 17, 2005
Term loan C	83,355	78,070	LIBOR + 3.50%	Jun. 30, 2007
Total senior credit facilities	110,195	109,767
Mezzanine Term Loan(1)	17,490	15,443	LIBOR + 7.00%	Dec. 17, 2007
Notes With Warrants	—	3,480	9.375%	Dec. 17, 2008
Notes Payable(2)	37,693	19,840	2.65% to 5.25%	Sept. 27, 2004
Total Debt	165,378	148,530
Less Current Maturities	46,698	29,569
Net Long-term Debt	$118,680	$118,961

1)	Net of unamortized discount of $1,394 and $1,615 as of September 30, 2003 and 2002, respectively.
2)	Net of unamortized discount of $597 as of September 30, 2002.

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

Annual maturities of long-term debt for each of the next five years are:

Year Ending September 30,
2004	$46,698
2005	11,670
2006	30,841
2007	58,348
2008	17,821
Thereafter	—
$165,378

8.    Series A Preferred Stock:

In connection with the Reorganization, the Company issued 7,774 shares of its Series A preferred stock with a liquidation preference of £22,287 ($35,213) to certain equity investors in TWUK in exchange for 22,287 TWUK ordinary shares which were issued to the equity investors upon exercise of their TWUK equity warrants that had been issued to them in connection with the 1999 sale of the senior subordinated notes of Allied Healthcare (UK). The Series A preferred stock has been recorded net of issuance costs which are being accreted using the interest rate method through December 17, 2007. The following summary highlights the terms of the Series A preferred stock.

Dividends.    Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of £2.867 ($4.53) per year. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a Covenant Breach, (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to the Company's Certificate of Incorporation), which principally relate to the protection of the preferred shareholders rights. Any accrued but unpaid dividends will be paid upon liquidation, redemption or conversion of the Series A preferred stock. The Company may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to its common stock or any other class or series of its stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

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

Liquidation Preference.    In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock will be entitled to receive, before the holders of common stock or any other class or series of stock ranking junior to the Series A preferred stock in respect of their shares, a liquidation preference equal to £2.867 ($4.53) per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions), plus any accrued or declared but unpaid dividends on such shares of Series A preferred stock, which the Company refers to as the "Series A Preference Amount"; provided, however, that in the event that the holders of Series A preferred stock would have received an amount greater than the Series A Preference Amount had they converted their Series A preferred stock into shares of common stock immediately prior to the liquidation, dissolution or winding up of the Company, such holders will be entitled to receive an amount per share equal to the amount they would have received had they effectuated such a conversion.

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

Redemption.    Subject to certain limitations, a majority in interest of the holders of the Series A preferred stock have the right to require the Company to redeem their shares of Series A preferred stock upon the occurrence of a liquidity event (as described in the Certificate of Amendment (relating to the Series A preferred stock) to the Company's Certificate of Incorporation) or at any time after December 17, 2007 if the Company has paid its Senior Credit Facility and the Mezzanine Loan in full on or before such date. The redemption right can be exercised up to three times, but for not less than £5 million on any one occasion (or such lower amount as is necessary to redeem all of the shares of Series A preferred stock then outstanding). Upon such a redemption, the holders of the Series A preferred stock will be entitled to receive an amount equal to the Series A Preference Amount.

The following table presents the changes in the carrying amount of the Series A preferred stock for the years ended September 30, 2003 and 2002:

	2003	2002
Balance at October 1,	$32,254	$—
Issuance of Series A preferred stock	—	35,051
Issuance costs	—	(2,620)
Accretion of issuance costs	482	75
Foreign exchange effect	415	(252)
Balance at September 30,	33,151	32,254

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

9.    Shareholders' Equity:

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

10.    Income Taxes:

The provision for income taxes from continuing operations for the years ended September 30 is summarized as follows:

	2003	2002	2001
Current:
Federal	$(1,806)	$—	$—
Foreign	7,622	4,770	2,623
Deferred:
Federal	—	—	21,462
Foreign	(906)	201	32
Provision for income taxes	$4,910	$4,971	$24,117

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30 are as follows:

	2003	2002
Deferred tax assets:
Provision for doubtful accounts	$958	$6,755
Accrued expenses	233	265
Federal net operating loss carryforward	24,450	19,916
State net operating loss carryforward	1,998	1,666
Capital loss carryforward	768	768
Charitable contribution	8	—
AMT credit	68	—
Other, net	83	592
Gross deferred tax assets	28,566	29,962
Valuation allowance	(27,645)	(28,187)
Net deferred tax assets	921	1,775
Deferred tax liabilities:
Depreciation	(938)	(1,949)
Intangible assets	(510)	—
Other, net	—	(575)
Deferred tax liabilities	(1,448)	(2,524)
Net deferred tax liability	$(527)	$(749)

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income (loss) before equity income of and interest income earned from U.K. subsidiaries for the years ended September 30 are as follows:

	2003	2002	2001
Income taxes at 34%	$5,569	$3,021	$(1,052)
Tax contingency	(1,874)	—	—
Nondeductible expenses, primarily amortization and write down of intangible assets	6	943	1,305
Valuation allowance	1,304	1,896	24,745
Foreign tax, net	(189)	—	—
Other, net	94	(889)	(881)
Provision for income taxes	$4,910	$4,971	$24,117

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

Following is a summary of transactions under the Option Plan during the year ended September 30, 2003, 2002 and 2001:

	2003		2002		2001
	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)
Outstanding beginning of year	1,530	4.24	1,394	4.22	1,040	5.22

Granted	1,415	4.30	205	5.41	400	1.75
Exercised	(403)	2.40	—		(4)	1.75
Forfeited	(288)	4.42	(69)	7.25	(42)	5.59

Outstanding end of year	2,254	4.58	1,530	4.24	1,394	4.22

Weighted-average fair value of options granted during the year		3.29		2.93		0.34

Available for future grants	1,814

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

A summary of the 2,254 options outstanding as of September 30, 2003 is as follows:

Range of Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price of Options Outstanding ($)	Weighted Average Remaining Contractual Life In Years	Number Exercisable	Weighted Average Exercise Price of Options Exercisable ($)
1.75	351	1.75	2.2	351	1.75
3.83	9	3.83	9.9	—	—
4.00	237	4.00	9.7	185	4.00
4.00	556	4.00	11.0	—	—
4.31	10	4.31	5.2	10	4.31
4.70	501	4.70	9.1	—	—
5.41	90	5.41	8.7	30	5.41
7.25	500	7.25	4.3	500	7.25
1.75 to 7.25	2,254	4.58	7.5	1,076	4.82

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
$8,549

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

	Year Ended September 30, 2003
	U.K. Operations	Total
Net patient services	$287,964	$287,964
Net respiratory, medical equipment and supplies	6,415	6,415
Total revenues to unaffiliated customers	$294,379	$294,379
Segment operating profit	$31,497	$31,497

Corporate expenses		(3,822)
Interest expense, net		(11,279)
Foreign exchange loss		(18)
Income before income taxes and discontinued operations		$16,378

Depreciation and amortization	$1,976	$1,976
Corporate depreciation and amortization		9
Total depreciation and amortization		$1,985

Identifiable assets, September 30, 2003	$302,309	$302,309

Corporate assets		9,359
Total assets, September 30, 2003		$311,668

Capital expenditures	$4,015	$4,015
Corporate capital expenditures		11
Total capital expenditures		$4,026

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

	Year Ended September 30, 2002
	U.K. Operations	Total
Net patient services	$237,890	$237,890
Net respiratory, medical equipment and supplies	4,938	4,938
Total revenues to unaffiliated customers	$242,828	$242,828
Segment operating profit	$27,786	$27,786

Corporate expenses		(10,554)
Interest expense, net		(13,472)
Gain on settlement of PIK interest		5,143
Foreign exchange loss		(19)

Income before income taxes, minority interest and discontinued operations		$8,884

Depreciation and amortization	$1,321	$1,321

Corporate depreciation and amortization		16

Total depreciation and amortization		$1,337

Identifiable assets, September 30, 2002	$256,407	$256,407

Assets of discontinued operations		8,733

Corporate assets		2,973

Total assets, September 30, 2002		$268,113

Capital expenditures	$3,082	$3,082

Corporate capital expenditures		9
Total capital expenditures		$3,091

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

	Year Ended September 30, 2001
	U.K. Operations	Total
Net patient services	$130,719	$130,719
Net respiratory, medical equipment and supplies	7,322	7,322
Revenues to unaffiliated customers	$138,041	$138,041
Segment operating profit	$12,676	$12,676

Corporate expenses		(3,053)
Mail-order expenses		(3,883)
Interest expense, net		(8,433)
Foreign exchange loss		(400)

Loss before income taxes, minority interest and discontinued operations		$(3,093)
Depreciation and amortization	$5,080	$5,080

Corporate depreciation and amortization		47
Total depreciation and amortization		$5,127
Identifiable assets, September 30, 2001	$236,472	$236,472

Assets of discontinued operations		10,899
Corporate assets		702
Total assets, September 30, 2001		$248,073

Capital expenditures	$1,244	$1,244
Corporate capital expenditures		15
Total capital expenditures		$1,259

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

15.    Selected Quarterly Financial Data (unaudited):

The following table presents the comparative unaudited quarterly results for the years ended September 30, 2003 and 2002:

2003 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$67,998	$71,686	$75,274	$79,421
Gross profit	$18,898	$19,625	$20,595	$22,205
Discontinued operations	$184	$(62)	$381	$—
Net income	$2,303	$3,526 (a)	$2,120	$4,022
Net income available to common shareholders	$1,309	2,552	$1,117	$2,988
Basic and diluted net income per share of common stock	$0.06	$0.11	$0.05	$0.13
2002 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$56,582	$57,511	$60,587	$68,148
Gross profit	$14,903	$15,149	$16,412	$19,615
Discontinued operations	$203	$265	$234	$299
Net income (loss)	$1,457	$1,626	$(5,465) (b)	$7,176 (c)
Net income (loss) available to common shareholders	$1,457	1,626	$(5,579)	$6,274
Basic net income (loss) per share of common stock	$0.08	$0.09	$(0.30)	$0.30
Diluted net income (loss) per share of common stock	$0.06	$0.07	$(0.30)	$0.26

(a)	Includes benefit $1,873 related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities.
(b)	Includes a non-cash charge of $4,216 for the issuance of shares of the Company's common stock to senior management and a charge for $2,341 for tax equalization bonuses paid to senior management for reimbursement of income taxes incurred as a result of the share issuances.
(c)	Includes net charges of $2,410 related to the completion of the Reorganization and $5,143 gain in the settlement of PIK interest.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Per Share Data)

16.    Subsequent Events:

(a)   On December 2, 2003, Mr. Aitken and Ms. Eames repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which are estimated to be approximately $83 and $51, respectively.

(b)   On December 24, 2003, the Company completed its acquisition of Primary Care Agency Limited, a supplier of flexible healthcare staffing services primarily to hospitals, primary care trusts and learning disability homes in the U.K. The consideration included a payment of $2,095 in cash and additional contingent cash consideration of $1,873 dependent upon future earnings of the acquired entity.

(c)   On April 8, 2004, the Company completed its acquisition of certain assets of the business of Kingston Care & Yorkshire Care, a supplier of home health aides to social service providers in the Yorkshire area of the U.K. The consideration included an initial payment of $1,196 in cash and additional contingent cash consideration of up to a further $2,009 dependent upon future earnings of the acquired business over the next 12 months.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,813	$383
Receivables from subsidiaries	46,242	56,631
Prepaid expenses and other assets	897	202
Total current assets	52,952	57,216
Property and equipment, net	21	23
Investment in subsidiaries	60,699	31,922
Goodwill	2,300	2,300
Other assets	327	66
Total assets	$116,299	$91,527
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable	$4,464	$941
Liabilities of discontinued operations	690	—
Accounts payable	676	434
Accrued expenses	1,983	1,913
Taxes payable	68	1,931
Total current liabilites	7,881	5,219
Long-term liabilities	104	111
Total liabilities	7,985	5,330
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding (liquidation value $35,213)	33,151	32,254
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000 shares, issued and outstanding - none	—	—
Common stock, $.01 par value; authorized 62,000 shares, issued 22,689 and 20,945 shares, respectively	227	209
Additional paid-in capital	142,897	139,309
Accumulated other comprehensive income (loss)	3,140	(3,112)
Accumulated deficit	(68,814)	(80,785)
	77,450	55,621
Less notes receivable from officers	(1,002)	(958)
Less cost of treasury stock (408 and 266 shares, respectively)	(1,285)	(720)
Total shareholders' equity	75,163	53,943
Total liabilities and shareholders' equity	$116,299	$91,527

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30, 2003	Year Ended September 30, 2002	Year Ended September 30, 2001
Revenue	$—	$—	$—
Expenses:
Selling, general and administrative expenses	4,178	10,848	3,054
Forgiveness of intercompany debt	12,106	—	—
Total expenses	16,284	10,848	3,054
Gain on settlement of PIK interest	—	(5,143)	—
Equity in income (loss) of subsidiares	26,043	10,615	(2,195)
Other expense (income)	113	116	(99)
Income (loss) before income taxes and discontinued operations	9,646	4,794	(5,150)
(Benefit from) provision for income taxes	(1,806)	—	21,462
Income (loss) before discontinued operations	11,452	4,794	(26,612)
Discontinued operations —
Gain on disposal of subsidiaries, net of taxes of $775	519	—	—
	519	—	—
Net income (loss)	$11,971	$4,794	$(26,612)

See note to condensed financial information.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2003	Year Ended September 30, 2002	Year Ended September 30, 2001
Cash flows from operating activities:
Net income (loss)	$11,971	$4,794	$(26,612)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity interest in net income (loss) of subsidiaries	(26,043)	(10,615)	2,195
Gain on sale of subsidiaries	(519)	—	—
Depreciation and amortization	9	16	47
Amortization of debt issuance costs and warrants	203	—	—
Forgiveness of intercompany debt	12,106	—	—
Loss on sale of fixed assets	3	—	5
Minority interest	—	120	22
Stock based compensation - employees	587	5,835	—
Interest accrued on loans to officers	(44)	(18)	—
Gain on settlement of PIK interest	—	(5,143)	—
Gain on acquisition of minority interest	—	(179)	—
Deferred income taxes	—	—	21,462
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in receivables from subsidiaries	1,164	4,287	(394)
(Increase) decrease in prepaid expenses and other assets	(394)	(82)	62
Increase (decrease) in accounts payable and other liabilities	(1,641)	305	(110)
Net cash used in continuing operations	(2,598)	(680)	(3,323)
Net cash provided by discontinued operations	463	1,640	1,679
Net cash (used in) provided by operating activities	(2,135)	960	(1,644)
Cash flows from investing activities:
Capital expenditures	(11)	(9)	(15)
Loans to officers	—	(940)	—
Proceeds from sale of discontinued operations	8,195	—	—
Net cash provided by (used in) investing activities	8,184	(949)	(15)
Cash flows from financing activities:
Payments for stock issuance costs	(20)	(4,054)	—
Proceeds from issuance of stock	—	3,188	—
Payments for treasury shares acquired	(565)	—	(720)
Stock options and warrants exercised, net, including tax benefit	80	—	7
Net cash used in financing activities	(505)	(866)	(713)
Effect of exchange rate on cash	(114)	252	1
Increase (decrease) in cash	5,430	(603)	(2,371)
Cash and cash equivalents, beginning of period	383	986	3,357
Cash and cash equivalents, end of period	$5,813	$383	$986

See note to condensed financial information.

ALLLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the "Company") in its 2003 Annual Report on Form 10-K/A.

The investments in the Company's subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company's equity in the subsidiaries' income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

Allied Healthcare International Inc.
(In Thousands)

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to			Deductions		Balance at End of Period
		Cost and Expenses	Other Accounts
Allowance for Doubtful
Accounts:
Year ended September 30, 2003	$22,849	$1,205	$227	(B)	$20,935	(A)	$3,346
Year ended September 30, 2002	$22,737	$985	$158	(B)	$1,031	(A)	$22,849
Year ended September 30, 2001	$20,751	$2,586	$347	(B)	$947	(A)	$22,737

(A)	Doubtful accounts written off, net of recoveries and sold.
(B)	Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.