Form 10-Q
period 2004-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2004-05-17
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2004

OR

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                      to

Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

New York	13-3098275
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No. )

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

YES         NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004
Common Stock	22,191,294 Shares

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

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,770	$21,691
Restricted cash	1,826	37,693
Accounts receivable, less allowance for doubtful accounts of $2,813 and $3,346, respectively	28,664	35,745
Unbilled accounts receivable	9,335	11,278
Inventories	491	431
Prepaid expenses and other assets	2,372	1,772
Total current assets	71,458	108,610
Property and equipment, net	15,165	10,326
Restricted cash	3,020	3,008
Goodwill	202,730	183,703
Other intangible assets, net	2,433	2,019
Deferred financing costs and other assets	3,586	4,002
Derivative asset	392	—
Total assets	$298,784	$311,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,826	$37,693
Current portion of long-term debt	12,422	9,005
Dividends payable	6,351	4,464
Liabilities of discontinued operations	690	690
Accounts payable	3,065	2,676
Accrued expenses	24,533	24,969
Taxes payable	3,072	4,332
Total current liabilities	51,959	83,829
Long-term debt	124,161	118,680
Derivative liability	—	211
Deferred income taxes and other long-term liabilities	932	634
Total liabilities	177,052	203,354
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding (liquidation value $35,213)	33,390	33,151
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 62,000 shares, issued 22,776 and 22,689 shares, respectively	228	227
Additional paid-in capital	141,172	142,897
Accumulated other comprehensive income	13,645	3,140
Accumulated deficit	(64,409)	(68,814)
	90,636	77,450
Less notes receivable from officers	—	(1,002)
Less cost of treasury stock (585 and 408 shares, respectively)	(2,294)	(1,285)
Total shareholders' equity	88,342	75,163
Total liabilities and shareholders' equity	$298,784	$311,668

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues:
Net patient services	$78,274	$70,110	$154,997	$136,639
Net respiratory, medical equipment and supplies	1,893	1,576	3,713	3,045
Total revenues	80,167	71,686	158,710	139,684
Cost of revenues:
Patient services	56,544	51,101	111,732	99,334
Respiratory, medical equipment and supplies	1,090	960	2,135	1,827
Total cost of revenues	57,634	52,061	113,867	101,161
Gross profit	22,533	19,625	44,843	38,523
Selling, general and administrative expenses	15,863	12,581	32,569	24,387
Operating Income	6,670	7,044	12,274	14,136
Interest income	(198)	(494)	(422)	(1,084)
Interest expense	3,199	3,838	5,625	7,626
Foreign exchange loss	18	3	29	11
Income before income taxes and discontinued operations	3,651	3,697	7,042	7,583
Provision for income taxes	1,008	109	2,637	1,876
Income from continuing operations	2,643	3,588	4,405	5,707
(Loss) income from discontinued operations	—	(62)	—	122
Net income	2,643	3,526	4,405	5,829
Redeemable preferred dividends and accretion	1,069	974	2,125	1,968
Net income available to common shareholders	$1,574	$2,552	$2,280	$3,861
Basic income per share of common stock from:
Income from continuing operations	$0.07	$0.11	$0.10	$0.17
Income from discontinued operations	—	—	—	0.01
Net income available to common shareholders	$0.07	$0.11	$0.10	$0.18
Diluted income per share of common stock from:
Income from continuing operations	$0.07	$0.11	$0.10	$0.17
Income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.07	$0.11	$0.10	$0.17
Weighted average number of common shares outstanding:
Basic	22,133	22,256	22,179	21,707
Diluted	23,384	22,630	23,019	22,088

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$4,405	$5,829
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(122)
Depreciation and amortization	1,125	823
Amortization of intangible assets	288	—
Amortization of debt issuance costs and warrants	961	952
Write-off of debt discount	—	607
Provision for doubtful accounts	(442)	433
Interest accrued on loans to officers	(7)	(22)
Interest in kind	354	308
Loss (gain) on sale of fixed assets	3	(63)
Deferred income taxes	95	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	10,984	4,141
(Increase) decrease in inventories	(18)	57
Decrease (increase) in prepaid expenses and other assets	2,528	(2,059)
Decrease in accounts payable and other liabilities	(4,952)	(423)
Net cash provided by continuing operations	15,324	10,461
Net cash provided by discontinued operations	—	464
Net cash provided by operating activities	15,324	10,925
Cash flows from investing activities:
Capital expenditures	(4,864)	(2,202)
Proceeds from sale of property and equipment	11	107
Payments on acquisition payable	—	(4,704)
Payments for acquisitions — net of cash acquired	(2,146)	(7,268)
Proceeds limited to future acquisitions	38,545	21,750
Net cash provided by investing activities	31,546	7,683
Cash flows from financing activities:
Principal payments on long-term debt	(3,720)	(3,335)
Payments on notes payable	(38,277)	(15,389)
Proceeds from exercise of stock options	401	5
Payments for stock issuance costs	—	(20)
Net cash used in financing activities	(41,596)	(18,739)
Effect of exchange rate on cash	1,805	136
Increase in cash	7,079	5
Cash and cash equivalents, beginning of period	21,691	18,278
Cash and cash equivalents, end of period	$28,770	$18,283
Supplemental cash flow information:
Cash paid for interest	$5,419	$5,360
Cash paid for income taxes, net of refunds	$4,312	$2,907
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$2,978	$9,483
Liabilities assumed or incurred	$374	$2,055
Cash paid for acquisitions (including related expenses)	$2,604	$7,428
Cash acquired	458	160
Net cash paid for acquisitions	$2,146	$7,268
Issuance of notes payable		$34,033
Issuance of common stock		$6,360

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.     Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At March 31, 2004, the Company operated an integrated network of 119 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 30,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K/A for the year ended September 30, 2003. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.     Stock-Based Compensation:

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

2.     Stock-Based Compensation: (Continued)

Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income and related per share amounts would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$1,574	$2,552	$2,280	$3,861
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(244)	(230)	(3,227)	(385)
Pro forma net income (loss) available to common shareholders	$1,330	$2,322	$(947)	$3,476
Net income (loss) per share:
Basic — as reported	$0.07	$0.11	$0.10	$0.18
Basic — pro forma	$0.06	$0.10	$(0.04)	$0.16
Net income (loss) per share:
Diluted — as reported	$0.07	$0.11	$0.10	$0.17
Diluted — pro forma	$0.06	$0.10	$(0.04)	$0.16

3.     Restricted Cash:

Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts advanced to the Company under its senior collateralized term and revolving credit facility (the "Senior Credit Facility") that may only be used by the Company to fund acquisitions permitted thereunder, including paying additional contingent consideration.

The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisition of certain U.K. flexible staffing agencies. In general, the Company may not repay these notes on or before three years after the date of issuance. However, such notes may be redeemed by the holders on any interest payment due date falling not less than one year from the date such note was originally issued upon giving not less than sixty days written notice. Any amounts that may be redeemed upon not less than sixty days written notice are included in the current portion of restricted cash.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

4.     Intangible Assets: (Continued)

The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2004:

	Six Months Ended March 31, 2004
	U.K.	U.S.
	Operations	Corporate	Total
Balance at September 30, 2003	$181,403	$2,300	$183,703
Goodwill acquired during the period, net	1,645	—	1,645
Foreign exchange effect	17,382	—	17,382
Balance at March 31, 2004	$200,430	$2,300	$202,730

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		March 31, 2004
	Range	Gross	Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 – 12	$2,707	$421	$2,286
Trade names	3	188	84	104
Non-compete agreements	2 – 3	50	19	31
Favorable leasehold interests	2 – 5	21	9	12
Total		$2,966	$533	$2,433

Amortization expense for other intangible assets still subject to amortization was $164 and $288 for the three and six months ended March 31, 2004, respectively. At March 31, 2004, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $217 for the six months ending September 30, 2004 and $426, $361, $347 and $239 for the fiscal years ending September 30, 2005, 2006, 2007 and 2008, respectively.

5.     Notes Payable:

During the quarter ended December 31, 2003, the Company repaid, through its U.K. subsidiary, notes payable of $38,277 issued in connection with the acquisition of certain staffing agencies. Of this amount, $34,033 was issued during the quarter ended December 31, 2002. During the quarter ended December 31, 2002, the Company repaid, through its U.K. subsidiary, notes payable of $15,389 issued in connection with the acquisition of certain staffing agencies and wrote-off $607 of related debt discount.

At March 31, 2004, the Company has one remaining note payable that is secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the note payable. The Company may not redeem the note on or before three years after the date of issuance, September 27, 2004. However, such note may be redeemed by the holder on any interest payment due date falling not less than one year from the date such note was originally issued upon giving not less than sixty days written notice.

At March 31, 2004, the note payable of $1,826, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying condensed consolidated balance sheet.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

6.     Accrued Expenses:

Accrued expenses consist of the following at:

	March 31,	September 30,
	2004	2003
Payroll and related expenses	$19,523	$17,927
Other	5,010	7,042
	$24,533	$24,969

7.     Shareholders' Equity:

On December 2, 2003, Mr. Aitken, the Company's Executive Chairman, and Ms. Eames, the Company's Chief Executive Officer, repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

8.     Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three and six months ended March 31, 2004, the Company recorded $76 and $151, respectively, in amortization related to such warrants.

9.     Business Combinations and Dispositions:

Combinations:

On December 24, 2003, the Company completed its acquisition of Primary Care Agency Limited, a supplier of nursing staff and home health aides to NHS hospitals and nursing homes and staff for a learning disabilities trust for supported living in the Norwich area of Norfolk in the U.K. The consideration included payments of $2,457 in cash and additional contingent cash consideration of $1,482 dependent upon future earnings of the acquired entity.

The acquisition has been accounted for as a purchase business combination and the pro forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

In the second quarter of fiscal 2004, the Company completed its purchase price allocation of the Ablecare Oxfordshire, Ablecare Northamptonshire and Yorkshire Careline acquisitions completed in fiscal 2003. Accordingly, identifiable intangible assets were assigned a value of approximately $1,001 with the remaining portion of $2,501 attributable to goodwill.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

9.     Business Combinations and Dispositions: (Continued)

In the first quarter of fiscal 2004, the Company completed its purchase price allocation of the Dalesway Nursing Services acquisition completed in fiscal 2003. Accordingly, identifiable intangible assets were assigned a value of approximately $116 with the remaining portion of $234 attributable to goodwill.

The preliminary purchase price allocations for the remaining fiscal 2003 and fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2004; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

The following table presents the financial results of the discontinued operations:

	Three Months Ended March 31,	Six Months Ended March 31,
	2003	2003
Revenues:
Net infusion services	$3,087	$6,289
Net respiratory, medical equipment and supplies	1,119	2,358
Total revenues	4,206	8,647
Cost of revenues:
Infusion services	2,390	4,804
Respiratory, medical equipment and supplies	672	1,327
	3,062	6,131
Selling, general and administrative expenses	1,206	2,394
(Loss) income from discontinued operations	$(62)	$122
Diluted (loss) income per share from discontinued operations	$—	$—

At March 31, 2004 and September 30, 2003, liabilities of discontinued operations of $690 relate to tax contingencies.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

10.    Derivative Instrument:

On March 20, 2003, upon the expiration of the Company's prior Rate Cap and Floor Agreement, the Company entered into a Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $91,310 of the Company's floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be an asset of $392 at March 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

11.    Income Taxes:

The provision for income taxes from continuing operations for the three and six months ended March 31, 2004 was $1,008 and $2,637, respectively. The provision for income taxes from continuing operations for the three and six months ended March 31, 2003 was $109 and $1,876, respectively. In the second quarter of fiscal 2003, the Company recorded a $1,873 benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer had any tax liabilities.

12.    Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the assumed conversion of the 7,774 of redeemable convertible preferred stock could potentially dilute basic EPS. At March 31, 2003, the Company had outstanding stock options to purchase 1,262 shares of common stock ranging in price from $4.31 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for the second quarter of fiscal 2003.

The weighted average number of shares used in the basic and diluted earnings income per share computations for the three and six months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	22,133	22,256	22,179	21,707
Effect of dilutive securities — stock options and warrants	1,251	374	840	381
Shares used in computation of diluted EPS of common stock	23,384	22,630	23,019	22,088

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

13.    Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$2,643	$3,526	$4,405	$5,829
Change in cumulative translation adjustment, net of income taxes	3,156	(1,775)	10,505	477
Comprehensive income, net of income taxes	$5,799	$1,751	$14,910	$6,306

14.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, of up to $12,896 at March 31, 2004 in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The Company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility, the mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At March 31, 2004 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled $139,755 and $166,772, respectively.

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

Contingencies:

Some of the Company's subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time,

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

14.    Commitments and Contingencies: (Continued)

the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. Some of the Company's subsidiaries currently have pending such audits. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

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

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $511 to cover its estimate for exposure related to these matters. Management believes these matters, including the derivative suit, should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

15.    Operations by Business Segments and Geographic Areas:

As disclosed in Note 9, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the three and six months ended March 31, 2004 and 2003, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

15.    Operations by Business Segments and Geographic Areas: (Continued)

The following tables present certain financial information by reportable business segment and geographic area of operations for the three and six months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
	U.K.
	Operations	Total
Net patient services	$78,274
Net respiratory, medical equipment and supplies	1,893
Total revenues to unaffiliated customers	$80,167	$80,167
Segment operating profit	$7,189	$7,189
Corporate expenses		(519)
Interest expense, net		(3,001)
Foreign exchange loss		(18)
Income before income taxes and discontinued operations		$3,651

	Three Months Ended March 31, 2003
	U.K.
	Operations	Total
Net patient services	$70,110
Net respiratory, medical equipment and supplies	1,576
Total revenues to unaffiliated customers	$71,686	$71,686
Segment operating profit	$7,912	$7,912
Corporate expenses		(868)
Interest expense, net		(3,344)
Foreign exchange loss		(3)
Income before income taxes and discontinued operations		$3,697

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

15.    Operations by Business Segments and Geographic Areas: (Continued)

	Six Months Ended March 31, 2004
	U.K.
	Operations	Total
Net patient services	$154,997
Net respiratory, medical equipment and supplies	3,713
Total revenues to unaffiliated customers	$158,710	$158,710
Segment operating profit	$14,572	$14,572
Corporate expenses		(2,298)
Interest expense, net		(5,203)
Foreign exchange loss		(29)
Income before income taxes and discontinued operations		$7,042
Depreciation and amortization	$1,122	$1,122
Corporate depreciation and amortization		3
Total depreciation and amortization		$1,125
Identifiable assets, March 31, 2004	$293,078	$293,078
Corporate assets		5,706
Total assets, March 31, 2004		$298,784
Capital expenditures	$4,864	$4,864
Corporate capital expenditures		—
Total capital expenditures		$4,864

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

15.    Operations by Business Segments and Geographic Areas: (Continued)

	Six Months Ended March 31, 2003
	U.K.
	Operations	Total
Net patient services	$136,639
Net respiratory, medical equipment and supplies	3,045
Total revenues to unaffiliated customers	$139,684	$139,684
Segment operating profit	$15,933	$15,933
Corporate expenses		(1,797)
Interest expense, net		(6,542)
Foreign exchange loss		(11)
Income before income taxes and discontinued operations		$7,583
Depreciation	$819	$819
Corporate depreciation		4
Total depreciation		$823
Identifiable assets, March 31, 2003	$283,707	$283,707
Assets of discontinued operations		8,569
Corporate assets		2,887
Total assets, March 31, 2003		$295,163
Capital expenditures	$2,197	$2,197
Corporate capital expenditures		5
Total capital expenditures		$2,202

16.    Impact of Recent Accounting Standards:

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in January 2003 and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company was required to adopt the provisions of FIN 46R, for those arrangements entered into prior to February 1, 2003, in the second quarter of fiscal 2004. As the Company does not have any variable interest entities, the adoptions of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The year-end provisions of FAS No. 132 will be effective for the Company for the year ending September 30, 2004. In accordance with the interim disclosure requirements of FAS No. 132, the Company maintains a

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

16.    Impact of Recent Accounting Standards: (Continued)

defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $94 to such plans in fiscal 2004. The Company believes that the adoption of the year-end disclosure requirements of FAS No. 132 will not have a material impact on its consolidated financial position or results of operations.

17.    Subsequent Event:

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed on page 2 in this Quarterly Report on Form 10-Q under "Forward-Looking Statements."

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At March 31, 2004, we operated an integrated network of 119 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. We maintain a pool of over 30,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

In the third quarter of fiscal 2003, we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc. for approximately $8.5 million in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), we have accounted for our home healthcare operations as a discontinued operation. Our condensed consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and intangibles resulting from our acquisitions through March 31, 2004. Prior to our adoption of FAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangibles were amortized on a straight-line basis over their estimated useful lives of 3 to 40 years. Upon the adoption of FAS No. 142 on October 1, 2001, we ceased amortizing goodwill and other intangible assets with indefinite lives. In accordance with the transitional provision of FAS No. 142, previously recognized goodwill was tested for impairment. We have also completed the annual impairment test of goodwill during the fourth quarter of 2003 and 2002 and determined there was no impairment to our goodwill balance. A more frequent evaluation will be performed if indicators of impairment are present. The calculation of fair value used in these impairment tests included a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Contingencies

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and/or shares of our company's stock, in contingent consideration dependent upon future earnings of such acquired entities. See Note 14 of the Notes to Condensed Consolidated Financial Statements.

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

Purchase Accounting

We account for our acquisitions as purchase business combinations. At acquisition, preliminary values and useful lives are allocated based upon fair values that have been determined for assets acquired and liabilities assumed and management's best estimates for values that have not yet been finalized. We obtain a third-party valuation in order to complete our purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management's original estimates and could have an adverse impact on our consolidated financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Revenues

Total revenues for the three months ended March 31, 2004 and 2003 were $80.2 million and $71.7 million, respectively, an increase of $8.5 million or 11.8%. This increase was mainly due to the favorable effects of changes in foreign exchange of $10.2 million, the growth of our staffing operations as a result of internal growth and acquisitions and internal growth in our respiratory, medical equipment and supplies operations of $0.1 million. This increase was partially offset by a decrease in revenues of $6.2 million due to recent changes to NHS quality standards, causing fewer of our workers to be available for placement with the NHS while they obtained the necessary training certificates, immunizations and criminal record checks required by these standards, and the expansion of the NHS Professionals to encompass more healthcare workers. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $2.9 million to $22.5 million for the three months ended March 31, 2004 from $19.6 million for the three months ended March 31, 2003. The favorable effects of changes in foreign exchange accounted for the $2.9 million increase. As a percentage of total revenue, gross profit for the three months ended March 31, 2004 increased to 28.1% from 27.4% for the comparable prior period. Gross margins for patient services were relatively consistent (27.8% for the three months ended March 31, 2004 versus 27.1% for the comparable prior period). Gross margins in the respiratory, medical equipment and supplies sales increased (42.4% for the three months ended March 31, 2004 versus 39.1% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 were $15.9 million and $12.6 million, respectively, an increase of $3.3 million or 26.1%. Changes in foreign exchange accounted for $2.0 million of this increase. The remaining increase was mainly a result of higher levels of overhead costs due principally to increased expenditures on U.K. quality assurance audit programs to ensure compliance with recently introduced changes to legislation ($0.6 million), internal growth and acquisition ($0.6 million) and fees associated with migrating the trading of our shares of common stock from the American Stock Exchange to the Nasdaq National Market ($0.1 million).

Interest Income

Total interest income for the three months ended March 31, 2004 was $0.2 million compared to $0.5 million for the three months ended March 31, 2003, which represents a decrease of $0.3 million. This decrease was principally attributable to lower levels of funds invested and was partially offset by favorable effects of changes in foreign exchange.

Interest Expense

Total interest expense for the three months ended March 31, 2004 was $3.2 million compared to $3.8 million for the three months ended March 31, 2003, which represents a decrease of $0.6 million. Excluding the $0.4 million increase due to the change in foreign exchange, the actual decrease in interest expense was $1.0 million. This decrease was principally attributable to reduced bank debt as well as a reduction in interest rates.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.0 million or 27.6% of income before income taxes for the three months ended March 31, 2004 compared to a provision of $0.1 million or 2.9% of income before income taxes and discontinued operations for the three months ended March 31, 2003. Included in the tax provision for the three months ended March 31, 2003 is a $1.9 million benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer had any tax liabilities. Excluding this benefit, the provision for income taxes would have been $2.0 million or 53.6% of income before income taxes and discontinued

operations for the three months ended March 31, 2003. The difference in the effective tax rate from the three months ended March 31, 2003 to the three months ended March 31, 2004 is mainly due to the ratio of U.S. pre-tax losses to consolidated pre-tax income as our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize its net operating losses in the U.S. and permanent differences in the U.K.

Loss From Discontinued Operations

Discontinued operations resulted in a loss of $0.1 million for the three months ended March 31, 2003. The following table presents the financial results of the discontinued operation for the three months ended March 31, 2003 (dollars in thousands):

Revenues:
Net infusion services	$3,087
Net respiratory, medical equipment and supplies	1,119
Total revenues	4,206

Cost of revenues:
Infusion services	2,390
Respiratory, medical equipment and supplies	672
3,062

Selling, general and administrative expenses	1,206

Loss from discontinued operations	$(62)
Diluted loss per share from discontinued operations	$—

Net Income

As a result of the foregoing, we recorded net income of $2.6 million for the three months ended March 31, 2004 compared to net income of $3.5 million for the three months ended March 31, 2003.

Series A Preferred Stock

For the three months ended March 31, 2004 and 2003, we accrued $0.9 million, in each period, of dividends for the Series A preferred stock issued in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries' for shares of our common stock and shares of our new Series A preferred stock in fiscal 2002 (the "Reorganization") and accreted $0.1 million of costs related to the issuance of our Series A preferred stock.

Six Months Ended March 31, 2004 vs. Six Months Ended March 31, 2003

Revenues

Total revenues for the six months ended March 31, 2004 and 2003 were $158.7 million and $139.7 million, respectively, an increase of $19.0 million or 13.6%. This increase was mainly due to the favorable effects of changes in foreign exchange ($16.4 million), the growth of our staffing operations as a result of internal growth and acquisitions ($11.7 million) and internal growth in our respiratory, medical equipment and supplies operations ($0.3 million). This increase was partially offset by a decrease in revenues of $9.4 million due to recent changes to NHS quality standards, causing fewer of our workers to be available for placement with the NHS while the necessary training certificates, immunizations and criminal record checks required by these standards were obtained, and the expansion of the NHS Professionals to encompass more healthcare workers. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $6.3 million to $44.8 million for the six months ended March 31, 2004 from $38.5 million for the six months ended March 31, 2003. The favorable effects of changes in foreign exchange accounted for $4.6 million of the increase. As a percentage of total revenue, gross profit for the six months ended March 31, 2004 increased to 28.3% from 27.6% for the comparable prior period. Gross margins for patient services were relatively consistent (27.9% for the six months ended March 31, 2004 versus 27.3% for the comparable prior period). Gross margins in the respiratory, medical equipment and supplies sales increased (42.5% for the six months ended March 31, 2004 versus 40.0% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended March 31, 2004 and 2003 were $32.6 million and $24.4 million, respectively, an increase of $8.2 million or 33.6%. Changes in foreign exchange accounted for $3.1 million of this increase. The remaining increase was mainly a result of higher levels of overhead costs due principally to increased expenditures on quality assurance audit programs to ensure compliance with recently introduced changes to legislation ($1.0 million), internal growth and acquisitions ($1.1 million), compensation payments to key executives to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the fiscal 2002 Reorganization ($0.9 million) and fees associated with migrating the trading of our shares of common stock from the American Stock Exchange to the Nasdaq National Market ($0.1 million). We do not anticipate incurring further compensation expense related to the Reorganization.

Interest Income

Total interest income for the six months ended March 31, 2004 was $0.4 million compared to $1.1 million for the six months ended March 31, 2003, which represents a decrease of $0.7 million. This decrease was principally attributable to lower levels of funds invested and was partially offset by favorable effects of changes in foreign exchange.

Interest Expense

Total interest expense for the six months ended March 31, 2004 was $5.6 million compared to $7.6 million for the six months ended March 31, 2003, which represents a decrease of $2.0 million. Excluding the $0.6 million increase due to the effect of foreign exchange, the actual decrease in interest expense was $2.6 million. This decrease was principally attributable to the recording of a $0.6 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement, reduced bank debt in the six months ended March 31, 2004 and the write-off of debt discount of $0.6 million associated with the repayment of loan notes in the six months ended March 31, 2003.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.6 million or 37.4% of income before income taxes for the six months ended March 31, 2004 compared to a provision of $1.9 million or 24.7% of income before income taxes and discontinued operations for the six months ended March 31, 2003. Included in the tax provision for the six months ended March 31, 2003 is a benefit related to the reversal of an estimated income tax liability ($1.9 million) for a business that was previously discontinued and no longer had any tax liabilities. Excluding this benefit, the provision for income taxes would have been $3.8 million or 49.4% of income before income taxes and discontinued operations for the six months ended March 31, 2003. The difference in the effective tax rate from the period ended March 31, 2003 to the period ended March 31, 2004 is mainly due to the ratio of U.S.

pre-tax losses to consolidated pre-tax income as our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize its net operating losses in the U.S. and permanent differences in the U.K.

Income From Discontinued Operations

Discontinued operations resulted in income of $0.1 million for the six months ended March 31, 2003. The following table presents the financial results of the discontinued operation for the six months ended March 31, 2003 (dollars in thousands):

Revenues:
Net infusion services	$6,289
Net respiratory, medical equipment and supplies	2,358
Total revenues	8,647

Cost of revenues:
Infusion services	4,804
Respiratory, medical equipment and supplies	1,327
6,131

Selling, general and administrative expenses	2,394

Income from discontinued operations	$122
Diluted income per share from discontinued operations	$—

Net Income

As a result of the foregoing, we recorded net income of $4.4 million for the six months ended March 31, 2004 compared to net income of $5.8 million for the six months ended March 31, 2003.

Series A Preferred Stock

For the six months ended March 31, 2004, we accrued $1.9 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.2 million of costs related to the issuance of our Series A preferred stock. For the six months ended March 31, 2003, we accrued $1.7 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.3 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For the six months ended March 31, 2004, we generated $15.3 million of cash from operating activities. Cash requirements for the six months ended March 31, 2004 for capital expenditures ($4.9 million), payments for acquisitions ($2.1 million), payments on notes payable ($38.3 million) and payments on long-term debt ($3.7 million), were met through operating cash flows, restricted cash and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of March 31, 2004, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2004.

On December 2, 2003, Mr. Aitken, our company's Executive Chairman, and Ms. Eames, our company's Chief Executive Officer, repaid in full the principal and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $0.6 million and $0.4 million, respectively. The loans were repaid by delivery to our company of 103,596 and 73,459 shares of our company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by our company as treasury shares. Our company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which were less than $0.2 million in the aggregate.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts advanced to us under our senior collateralized term and revolving credit facility (the "Senior Credit Facility") that may only be used by us to fund acquisitions permitted thereunder, including paying additional contingent consideration.

The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisitions of certain U.K. flexible staffing agencies. In general, we may not repay these notes on or before three years after the date of issuance; however, such notes may be redeemed by the holders on any interest payment due date falling not less than one year from the date such notes were originally issued upon giving not less than sixty days written notice. Any amounts that may be redeemed upon not less than sixty days written notice are included in the current portion of restricted cash.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2004 and September 30, 2003, $28.7 million (9.6%) and $35.7 million (11.5%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and to improvements in credit controls to ensure cash collections on a timely basis.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2004 and September 30, 2003, our average DSOs were 32 and 41, respectively.

Borrowings

General

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), formerly known as Transworld Healthcare (UK) Limited, and its subsidiary obtained new financing denominated in pounds sterling, which aggregates availability of approximately $195.5 million at March 31, 2004. The financing consists of a $174.4 million Senior Credit Facility and $21.1 million in mezzanine indebtedness (the "Mezzanine Loan").

Senior Credit Facility

The Senior Credit Facility consists of the following:

•	$51.2 million term loan A, maturing December 17, 2005;

•	$22.8 million acquisition term loan B, maturing December 17, 2006, which may be drawn upon through September 30, 2004;

•	$91.3 million term loan C, maturing June 30, 2007; and

•	$9.1 million revolving facility, maturing December 17, 2005.

Repayment of the loans under the Senior Credit Facility commenced on July 30, 2000 and continues until final maturity. The loans bear interest at rates equal to LIBOR plus 2.00% to 3.50% per annum. As of March 31, 2004, we had outstanding borrowings of $116.9 million under the Senior Credit Facility that bore interest at rates ranging from 6.13% to 7.63%.

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following:

•	the incurrence of liens;

•	the incurrence of indebtedness;

•	certain fundamental corporate changes;

•	dividends (including distributions to us);

•	the making of specified investments; and

•	certain transactions with affiliates.

In addition, the Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. As of March 31, 2004, we were in compliance with such covenants.

The loans under the Senior Credit Facility are collateralized by, among other things, a lien on substantially all of Allied Holdings and its subsidiaries' assets, a pledge of Allied Holdings ownership interest in its subsidiaries and guarantees by Allied Holdings' subsidiaries.

Mezzanine Loan

The Mezzanine Loan is a term loan maturing December 17, 2007 and bears interest at the rate of LIBOR plus 7% per annum, where LIBOR plus 3.5% will be payable in cash, with the remaining interest being added to the principal amount of the loan. The Mezzanine Loan contains other terms and conditions substantially similar to those contained in the Senior Credit Facility. As of March 31, 2004, we had outstanding borrowings under the Mezzanine Loan of $19.7 million, which bore interest at a rate of 11.2%.

Notes with Warrants

In connection with the Reorganization, the notes with warrants, issued by one of our U.K. subsidiaries, were settled by the issuance of 890,000 shares of our common stock in the first quarter of fiscal 2003.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2003, we repaid, through our U.K. subsidiary, notes payable of $38.3 million issued in connection with the acquisition of certain U.K. flexible staffing agencies. Of this amount, $34.0 million was issued during the quarter ended December 31, 2002. During the quarter ended December 31, 2002, we repaid, through our U.K. subsidiary, notes payable of $15.4 million issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $0.6 million of related debt discount.

At March 31, 2004, we had one remaining note payable that is secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the note payable. We may not redeem the note on or before three years after the date of issuance, September 27, 2004. However, such note may be redeemed by the holder on any interest payment due date falling not less than one year from the date such note was originally issued upon giving not less than sixty days written notice.

At March 31, 2004, the note payable of $1.8 million, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying Condensed Consolidated Balance Sheet.

Guarantees

Our U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility, the Mezzanine Loan and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At March 31, 2004 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $139.8 million and $166.8 million, respectively.

Derivative Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a new Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $91.3 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.4 million at March 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

Series A Preferred Stock

In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of £22.3 million ($35.2 million at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,286,869 ordinary shares of Allied Holdings. Such ordinary shares were issued to such investors upon exercise of the warrants that had been issued to them in connection with the sale to them in 1999 of Notes of Allied Healthcare Group Limited ("Allied Healthcare (UK)"). The Series A preferred stock has been recorded net of issuance costs, which are being accreted using the interest rate method through December 17, 2007.

The following summary highlights the terms of the Series A preferred stock.

Dividends.    Each share of Series A preferred stock is entitled to receive cumulative, compounding dividends at the per share rate of 9.375% of £2.867 ($4.53 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock) per year. The shares of Series A preferred stock are entitled to receive dividends at a higher rate in the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), which principally relates to the protection of the rights of the holders of our Series A preferred stock. Any accrued but unpaid dividends will be paid upon the liquidation, redemption or conversion of the Series A preferred stock. We may not declare or pay any dividends, make any distributions, or set aside any funds or assets for payment or distribution with regard to our common stock or any other class or series of our stock ranking junior to the Series A preferred stock until all accumulated dividends on the Series A preferred stock have been paid.

Voting Rights.    Each outstanding share of Series A preferred stock is entitled to that number of votes equal to the number of shares of common stock into which such share of Series A preferred stock is convertible. Each share of Series A preferred stock is currently convertible into one share of common stock. Except with respect to the directors to be elected by the holders of the Series A preferred stock, voting as a class, the Series A preferred stock and the common stock vote as a single class on all matters submitted to a vote of our shareholders. Until Triumph Partners III, L.P. (which has changed its name to Washington & Congress Capital Partners, L.P.) and its affiliates beneficially own less than 50% of the shares of Series A preferred stock issued to them in the Reorganization, the holders of Series A preferred stock will be entitled, voting as a separate class, to elect one director to our board of directors. In addition, the Series A preferred stock and our common stock will vote as a single class in the election of all other directors of our board of directors. In the event of a covenant breach (as that term is defined in the Certificate of Amendment (relating to the Series A preferred stock) to our Certificate of Incorporation), the holders of the Series A preferred stock will be entitled to elect one additional director to our board of directors. Thereafter, on each six-month anniversary of the occurrence of such breach, the holders of the Series A preferred stock will be able to elect one more director until the breach has been cured or waived. If, at any time while the holders of Series A preferred stock are entitled to elect a director, such director ceases to be a director of our company, the vacancy can only be filled by the vote of the holders of a majority of the Series A preferred stock.

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

The following table presents the changes in the carrying amount of the Series A preferred stock for the six months ended March 31, 2004 and 2003 (dollars in thousands):

	Six Months Ended March 31,
	2004	2003
Balance at October 1, 2003 and 2002, respectively	$33,151	$32,254
Accretion of issuance costs	239	246
Foreign exchange effect	—	415
Balance at March 31, 2004 and 2003, respectively	$33,390	$32,915

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and/or shares of our company's stock, of up to $12.9 million, as of March 31, 2004, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with our Executive Chairman, Chief Executive Officer and Chief Financial Officer that provide for minimum aggregate annual compensation of $0.9 million in fiscal 2004. Our employment agreements with each of our Executive Chairman and Chief Executive Officer contain, among other things, customary confidentiality and termination provisions and also provides that in the event of the termination of the executive following a "change of control" of our company (as defined in such agreements), or a significant change in his or her responsibilities, such person will be entitled to receive a cash payment of up to 2.9 times his or her average annual base salary during the preceding 12 months. Our Executive Chairman and Chief Executive Officer have agreed not to compete with us for a period of twelve months following termination of employment without our prior written consent. Each employment agreement with our Executive Chairman and Chief Executive Officer expires on September 24, 2004; however, each employment agreement shall be automatically renewed on such date, and on each anniversary of such date, for an additional period of one-year, unless our company or the executive gives notice to the other of its intent to terminate the employment agreement within 90 days of the then applicable termination date.

Further, the employment arrangement with our Executive Chairman also provides that in the event of a change of control of our company during fiscal 2004, his salary would be reinstated to the amount in effect immediately prior to his resignation, in January 2004, as Chief Executive Officer. If such an event were to occur, the minimum aggregate annual compensation would increase to $1.2 million for these three executives.

Our employment agreement with our Chief Financial Officer is terminable by either party on six-month's notice and provides that such officer will not compete against us for a period of twelve months following his termination of employment.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of March 31, 2004 (dollars in thousands):

Fiscal	Total Debt Obligations	Total Lease Obligations	Total Other Obligations	Total Obligations
2004	$7,856	$1,032	$3,926	$12,814
2005	12,783	1,565	10,328	24,676
2006	33,785	1,429	1,482	36,696
2007	63,917	1,288		65,205
2008	20,068	896		20,964
Thereafter	—	2,635		2,635
	$138,409	$8,845	$15,736	$162,990

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of March 31, 2004. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at March 31, 2004, have recorded an accrual of $0.5 million to cover our estimated exposure related to these matters. We believe that these matters, including the derivative suit, should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in January 2003 and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We were required to adopt the provisions of FIN 46R, for those arrangements entered into prior to February 1, 2003, in the second quarter of fiscal 2004. As we do not have any variable interest entities, the adoptions of FIN 46 and FIN 46R did not have a material impact on our company's consolidated financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The year-end provisions of FAS No. 132 will be effective for us for the year ending September 30, 2004. In accordance with the interim disclosure requirements of FAS No. 132, we maintain a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, our U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. We expect to contribute $0.1 million to such plans in fiscal 2004. We believe that the adoption of the year-end disclosure requirements of FAS No. 132 will not have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the U.K. subsidiaries' December 17, 1999 refinancing which includes the Senior Credit Facility and Mezzanine Loan. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for our variable rate Senior Credit Facility, Mezzanine Loan and cash equivalents. In accordance with provisions of the 1999 refinancing, on January 25, 2000, we capped our interest rate (LIBOR cap of 9%) on approximately $41.9 million of our floating rate debt in a contract that expired on June 30, 2003.

On March 20, 2003, we entered into a Rate Cap Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $91.3 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.4 million as of March 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as an adjustment to interest expense.

As of March 31, 2004, our Series A preferred stock (with an aggregate liquidation preference of $35.2 million) bears dividends at the per share rate of 9.375% of $4.53 per annum. In addition, we had a note payable of $1.8 million, which was issued in connection with the acquisition of a U.K. flexible staffing agency. The note payable is redeemable, at the holder's option, in fiscal 2004 and bears interest at 5.25% per annum at March 31, 2004. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at March 31, 2004 (dollars in thousands).

Fiscal	Expected Maturity	Weighted Average Rate
2004	$6,030	LIBOR +1.70%
2005	12,783	LIBOR +2.00%
2006	33,785	LIBOR +3.22%
2007	63,917	LIBOR +3.50%
2008	20,068	LIBOR +7.00%
Thereafter	—	—
	$136,583	LIBOR +3.72%

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $139.8 million as of March 31, 2004.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.    There have not been any changes in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1    Agreement, dated February 17, 2004, among Allied Healthcare (UK) Limited and Atos KPMG Consulting Limited regarding implementation of financial software.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, President and Chief Operating Officer.

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1    Section 1350 Certification of Chief Executive Officer, President and Chief Operating Officer.

32.2    Section 1350 Certification of Chief Financial Officer.

(b)    Reports on Form 8-K.

On February 23, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Items 5 and 7 of Form 8-K. The Form 8-K disclosed that we ceased trading the shares of our common stock on the American Stock Exchange and commenced trading on the Nasdaq National Market under the trading symbol "AHCI." No financial statements were filed.

On February 12, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Item 12 of Form 8-K. The Form 8-K disclosed that we had issued a press release on February 12, 2004 announcing our earnings for the quarter ended December 31, 2003. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

On February 3, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Item 5 of Form 8-K. The Form 8-K disclosed that on the cover page of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on December 29, 2003, we reported that the aggregate market value of the voting and non-voting common equity held by non-affiliates of our company as of December 26, 2003 was approximately $47.0 million. The Form 8-K disclosed that, pursuant to the rules and regulations of the Securities and Exchange Commission, as of March 31, 2003, the end of our company's most recently-completed second fiscal quarter, such aggregate market value, calculated in the same manner, was approximately $31.7 million. No financial statements were filed.

On January 16, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Item 5 of Form 8-K. The Form 8-K disclosed that we had issued a press release on January 15, 2004 announcing that Timothy M. Aitken had retired as Chief Executive Officer of our company, while remaining as Chairman of our company. Sarah L. Eames was promoted to Chief Executive Officer. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004

ALLIED HEALTHCARE INTERNATIONAL INC.
By: /s/ Charles F. Murphy
Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)