Form 10-Q
period 2004-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2004-08-12
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2004

OR

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                  to

Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

New York	13-3098275
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

YES            NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at August 9, 2004 44,464,954 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

THIRD QUARTER REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Quarterly Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Quarterly Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

i

PART I

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

The condensed consolidated financial statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2004 (Unaudited)	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,962	$21,691
Restricted cash	1,807	37,693
Accounts receivable, less allowance for doubtful accounts of $2,049 and $3,346, respectively	32,959	35,745
Unbilled accounts receivable	8,824	11,278
Inventories	431	431
Prepaid expenses and other current assets	2,543	1,772
Total current assets	61,526	108,610
Property and equipment, net	15,640	10,326
Restricted cash	2,996	3,008
Goodwill	205,976	183,703
Other intangible assets, net	2,453	2,019
Deferred financing costs and other assets	3,943	4,002
Derivative asset	837	—
Total assets	$293,371	$311,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,807	$37,693
Current portion of long-term debt	12,294	9,005
Dividends payable	7,322	4,464
Liabilities of discontinued operations	690	690
Accounts payable	1,977	2,676
Accrued expenses	25,673	24,969
Taxes payable	2,912	4,332
Total current liabilities	52,675	83,829
Long-term debt	116,829	118,680
Derivative liability	—	211
Deferred income taxes and other long-term liabilities	1,069	634
Total liabilities	170,573	203,354
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding (liquidation value $35,213)	33,509	33,151
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 62,000 shares, issued 22,776 and 22,689 shares, respectively	228	227
Additional paid-in capital	140,081	142,897
Accumulated other comprehensive income	12,384	3,140
Accumulated deficit	(61,110)	(68,814)
	91,583	77,450
Less notes receivable from officers	—	(1,002)
Less cost of treasury stock (585 and 408 shares, respectively)	(2,294)	(1,285)
Total shareholders' equity	89,289	75,163
Total liabilities and shareholders' equity	$293,371	$311,668

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Net patient services	$79,888	$73,652	$234,885	$210,291
Net respiratory, medical equipment and supplies	2,026	1,622	5,739	4,667
Total revenues	81,914	75,274	240,624	214,958
Cost of revenues:
Patient services	57,202	53,750	168,934	153,084
Respiratory, medical equipment and supplies	1,126	929	3,261	2,756
Total cost of revenues	58,328	54,679	172,195	155,840
Gross profit	23,586	20,595	68,429	59,118
Selling, general and administrative expenses	15,429	13,663	47,998	38,050
Operating Income	8,157	6,932	20,431	21,068
Interest income	(258)	(491)	(680)	(1,575)
Interest expense	2,808	3,853	8,433	11,479
Foreign exchange loss	17	3	46	14
Income before provision for income taxes and discontinued operations	5,590	3,567	12,632	11,150
Provision for income taxes	2,291	1,828	4,928	3,704
Income from continuing operations	3,299	1,739	7,704	7,446
Discontinued operations:
Loss from discontinued operations	—	(138)	—	(16)
Gain on disposal of subsidiaries, net of taxes of $775	—	519	—	519
	—	381	—	503
Net income	3,299	2,120	7,704	7,949
Redeemable preferred dividends and accretion	1,091	1,003	3,216	2,971
Net income available to common shareholders	$2,208	$1,117	$4,488	$4,978
Basic income per share of common stock from:
Income from continuing operations	$0.10	$0.03	$0.20	$0.21
Income from discontinued operations	—	0.02	—	0.02
Net income available to common shareholders	$0.10	$0.05	$0.20	$0.23
Diluted income per share of common stock from:
Income from continuing operations	$0.10	$0.03	$0.20	$0.20
Income from discontinued operations	—	0.02	—	0.02
Net income available to common shareholders	$0.10	$0.05	$0.20	$0.22
Weighted average number of common shares outstanding:
Basic	22,191	22,239	22,183	21,885
Diluted	22,818	22,557	22,953	22,245

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$7,704	$7,949
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(503)
Depreciation and amortization	1,774	1,290
Amortization of intangible assets	443	—
Amortization of debt issuance costs and warrants	1,445	1,443
Write-off of debt discount	—	611
(Reversal of) provision for allowance for doubtful accounts	(1,055)	713
Interest accrued on loans to officers	(7)	(33)
Interest in kind	537	485
Loss (gain) on sale of fixed assets	3	(54)
Deferred income taxes	183	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	7,141	(1,684)
Decrease in inventories	36	64
Decrease (increase) in prepaid expenses and other assets	2,160	(2,452)
(Decrease) increase in accounts payable and other liabilities	(5,407)	202
Net cash provided by continuing operations	14,957	8,031
Net cash provided by discontinued operations	—	546
Net cash provided by operating activities	14,957	8,577
Cash flows from investing activities:
Capital expenditures	(6,180)	(2,983)
Proceeds from sale of property and equipment	29	141
Proceeds from sale of discontinued operations	—	8,355
Payments on acquisition payable	(1,309)	(4,734)
Payments for acquisitions – net of cash acquired	(6,229)	(8,274)
Proceeds limited to future acquisitions	38,807	25,677
Net cash provided by investing activities	25,118	18,182
Cash flows from financing activities:
Principal payments on long-term debt	(9,989)	(6,713)
Payments on notes payable	(38,545)	(19,322)
Payments for treasury shares acquired	—	(572)
Proceeds from exercise of stock options	401	53
Payments for stock issuance costs	—	(20)
Net cash used in financing activities	(48,133)	(26,574)
Effect of exchange rate on cash	1,329	792
(Decrease) increase in cash	(6,729)	977
Cash and cash equivalents, beginning of period	21,691	18,278
Cash and cash equivalents, end of period	$14,962	$19,255
Supplemental cash flow information:
Cash paid for interest	$8,267	$8,051
Cash paid for income taxes, net of refunds	$6,654	$4,914
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$7,067	$10,991
Liabilities assumed or incurred	$377	$2,403
Cash paid for acquisitions (including related expenses)	$6,690	$8,588
Cash acquired	461	314
Net cash paid for acquisitions	$6,229	$8,274
Issuance of notes payable		$35,663
Issuance of common stock		$6,360

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At June 30, 2004, the Company operated an integrated network of 122 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 30,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Form 8-K dated July 15, 2004. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of operating results for the full year.

2.    Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income and related per share amounts would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$2,208	$1,117	$4,488	$4,978
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(336)	(88)	(3,563)	(473)
Pro forma net income available to common shareholders	$1,872	$1,029	$925	$4,505
Net income per share:
Basic – as reported	$0.10	$0.05	$0.20	$0.23
Basic – pro forma	$0.08	$0.05	$0.04	$0.21
Net income per share:
Diluted – as reported	$0.10	$0.05	$0.20	$0.22
Diluted – pro forma	$0.08	$0.05	$0.04	$0.20

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

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

On July 19, 2004, the Company's U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), formerly known as Transworld Healthcare (UK) Limited, obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency new senior credit facility (the "New Senior Credit Facility"). Under the New Senior Credit Facility, there will be no loan proceeds limited to future acquisitions. The proceeds from the New Senior Credit Facility were used to repay the Senior Credit Facility. See Note 17(c).

4.    Intangible Assets:

Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization.

In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2003 and determined there was no impairment to its recorded goodwill balance.

The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2004:

	Nine Months Ended June 30, 2004
	U.K. Operations	U.S. Corporate	Total
Balance at September 30, 2003	$181,403	$2,300	$183,703
Goodwill acquired during the period, net	7,433	—	7,433
Goodwill adjustments during the period	(407)	—	(407)
Foreign exchange effect	15,247	—	15,247
Balance at June 30, 2004	$203,676	$$2,300	$$205,976

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Goodwill adjustments for the nine months ended June 30, 2004 mainly relate to re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with prior year acquisitions. In addition, goodwill is not deductible for tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2004
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$2,831	$521	$2,310
Trade names	3	186	98	88
Non-compete agreements	2 – 3	98	53	45
Favorable leasehold interests	2 – 5	21	11	10
Total		$3,136	$683	$2,453

		September 30, 2003
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,996	$150	$1,846
Trade names	3	175	49	126
Non-compete agreements	2 – 3	43	11	32
Favorable leasehold interests	2 – 5	20	5	15
Total		$2,234	$215	$2,019

Amortization expense for other intangible assets still subject to amortization was $155 and $443 for the three and nine months ended June 30, 2004, respectively. At June 30, 2004, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $114 for the three months ending September 30, 2004 and $450, $375, $358 and $252 for the fiscal years ending September 30, 2005, 2006, 2007 and 2008, respectively.

5.     Notes Payable:

During the quarter ended December 31, 2003, the Company repaid, through its U.K. subsidiary, notes payable of $38,545 issued in connection with the acquisition of certain staffing agencies. Of this amount, $35,663 was issued during the quarter ended December 31, 2002. During the quarter ended December 31, 2002, the Company repaid, through its U.K. subsidiary, notes payable of $19,322 issued in connection with the acquisition of certain staffing agencies and wrote-off $611 of related debt discount.

At June 30, 2004, the Company has one remaining note payable that is secured by the Company's senior credit lender which requires the Company to keep an amount on deposit for the sole purpose of repaying the note payable. The Company may not redeem the note on or before September 27, 2004. However, such note may be redeemed by the holder on any interest payment due date falling not less than one year from the date such note was originally issued upon giving not less than sixty days written notice.

At June 30, 2004, the note payable of $1,807, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying condensed consolidated balance sheet.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

6.     Accrued Expenses:

Accrued expenses consist of the following at:

	June 30, 2004	September 30, 2003
Payroll and related expenses	$20,903	$17,927
Other	4,770	7,042
	$25,673	$24,969

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

8.    Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three and nine months ended June 30, 2004, the Company recorded $75 and $226, respectively, in amortization related to such warrants.

9.    Business Combinations and Dispositions:

Combinations:

On June 30, 2004, the Company completed its acquisition of certain assets of the business of Friends Homecare Services, a supplier of home health aides to social service providers in the Aberdeenshire areas of Scotland. The consideration included an initial payment of $949 in cash and additional contingent cash consideration of up to a further $1,310 dependent upon future earnings of the acquired business over the next 24 months.

On June 1, 2004, the Company completed its acquisition of certain assets of the business of Able Care & Perth Private Nursing, a supplier of health aides to nursing homes and private individuals in Scotland. The consideration included an initial payment of $824 in cash and additional contingent cash consideration of up to a further $1,898 dependent upon future earnings of the acquired business over the next 24 months.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

On May 31, 2004, the Company completed its acquisition of certain assets of the business of A-One Homecare, a supplier of home health aides to social service providers and private individuals in the Sussex area of the U.K. The consideration included an initial payment of $991 in cash and additional contingent cash consideration of up to a further $1,735 dependent upon future earnings of the acquired business over the next 12 months.

On April 8, 2004, the Company completed its acquisition of certain assets of the business of Kingston Care & Yorkshire Care, a supplier of home health aides to social service providers in the Yorkshire area of the U.K. The consideration included an initial payment of $1,196 in cash and additional contingent cash consideration of up to a further $1,988 dependent upon future earnings of the acquired business over the next 12 months.

On December 24, 2003, the Company completed its acquisition of Primary Care Agency Limited, a supplier of nursing staff and home health aides to NHS hospitals and nursing homes and staff for a learning disabilities trust for supported living in the Norwich area of Norfolk in the U.K. The consideration included payments of $2,457 in cash and additional contingent cash consideration of $1,467 dependent upon future earnings of the acquired entity.

The acquisitions have been accounted for as purchase business combinations and the pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

In the third quarter of fiscal 2004, the Company completed its purchase price allocation of the Cynon Health Agency, Carewise Nursing Agency and First Force Medical Recruitments Limited acquisitions completed in fiscal 2003. Accordingly, tangible assets, identifiable intangible assets and liabilities were assigned values of approximately $379, $504 and $369, respectively, with the remaining portion of $3,346 attributable to goodwill.

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

The preliminary purchase price allocations for the remaining fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at June 30, 2004; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

No. 144"), the Company has accounted for Home Healthcare as a discontinued operation. The condensed consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

The following table presents the financial results of the discontinued operations:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003
Revenues:
Net infusion services	$396	$6,685
Net respiratory, medical equipment and supplies	121	2,479
Total revenues	517	9,164
Cost of revenues:
Infusion services	355	5,159
Respiratory, medical equipment and supplies	111	1,438
Total cost of revenues	466	6,597
Selling, general and administrative expenses	189	2,583
Gain on sale of subsidiaries	(1,294)	(1,294)
Tax on gain on sale of subsidiaries	775	775
Income from discontinued operations	$381	$503
Diluted income per share from discontinued operations	$0.02	$0.02

At June 30, 2004 and September 30, 2003, liabilities of discontinued operations of $690 relate to certain tax contingencies.

10.    Derivative Instrument:

On March 20, 2003, upon the expiration of the Company's prior Rate Cap and Floor Agreement, the Company entered into a Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90,370 of the Company's floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be an asset of $837 at June 30, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

11.    Income Taxes:

The provision for income taxes from continuing operations for the three and nine months ended June 30, 2004 was $2,291 and $4,928, respectively. The provision for income taxes from continuing operations for the three and nine months ended June 30, 2003 was $1,828 and $3,704, respectively. In the second quarter of fiscal 2003, the Company recorded a $1,874 benefit related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer had any tax liabilities.

12.    Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options, warrants and

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

redeemable convertible stock only when such effect is dilutive. In future periods, the impact of the conversion of the 7,774 of redeemable convertible preferred stock will dilute basic EPS (See Note 17(a)). At June 30, 2004, the Company had outstanding stock options and warrants to purchase 575 shares of common stock ranging in price from $6.00 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for the third quarter of fiscal 2004. At June 30, 2003, the Company had outstanding stock options to purchase 1,350 shares of common stock ranging in price from $4.00 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for the third quarter of fiscal 2003.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding as used in computation of basic EPS	22,191	22,239	22,183	21,885
Effect of dilutive securities – stock options and warrants	627	318	770	360
Shares used in computation of diluted EPS	22,818	22,557	22,953	22,245

13.    Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,299	$2,120	$7,704	$7,949
Change in cumulative translation adjustment, net of income taxes	(1,261)	4,540	9,244	5,017
Comprehensive income, net of income taxes	$2,038	$6,660	$16,948	$12,966

14.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash and shares of the Company's stock, of up to $17,978 at June 30, 2004 in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The Company's U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility, the mezzanine indebtedness (the

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

"Mezzanine Loan") and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At June 30, 2004 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled $132,172 and $166,772, respectively.

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

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

The Company believes that it is substantially in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws, and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal, state and foreign laws and regulations may have on the Company's consolidated financial position, cash flows or results of operations.

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $494 to cover its estimate for exposure related to these matters. Management believes these matters, including the derivative suit, should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

15.    Operations by Business Segments and Geographic Areas:

As disclosed in Note 9, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the three and nine months ended June 30, 2004 and 2003, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

The following tables present certain financial information by reportable business segment and geographic area of operations for the three and nine months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
	U.K. Operations	Total
Net patient services	$79,888
Net respiratory, medical equipment and supplies	2,026
Total revenues to unaffiliated customers	$81,914	$81,914
Segment operating profit	$9,028	$9,028
Corporate expenses		(871)
Interest expense, net		(2,550)
Foreign exchange loss		(17)
Income before income taxes		$5,590

	Three Months Ended June 30, 2003
	U.K. Operations	Total
Net patient services	$73,652
Net respiratory, medical equipment and supplies	1,622
Total revenues to unaffiliated customers	$75,274	$75,274
Segment operating profit	$7,747	$7,747
Corporate expenses		(815)
Interest expense, net		(3,362)
Foreign exchange loss		(3)
Income before income taxes and discontinued operations		$3,567

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30, 2004
	U.K. Operations	Total
Net patient services	$234,885
Net respiratory, medical equipment and supplies	5,739
Total revenues to unaffiliated customers	$240,624	$240,624
Segment operating profit	$23,600	$23,600
Corporate expenses		(3,169)
Interest expense, net		(7,753)
Foreign exchange loss		(46)
Income before income taxes		$12,632
Depreciation and amortization	$1,769	$1,769
Corporate depreciation and amortization		5
Total depreciation and amortization		$1,774
Identifiable assets, June 30, 2004	$288,069	$288,069
Corporate assets		5,302
Total assets, June 30, 2004		$293,371
Capital expenditures	$6,180	$6,180
Corporate capital expenditures		—
Total capital expenditures		$6,180

	Nine Months Ended June 30, 2003
	U.K. Operations	Total
Net patient services	$210,291
Net respiratory, medical equipment and supplies	4,667
Total revenues to unaffiliated customers	$214,958	$214,958
Segment operating profit	$23,680	$23,680
Corporate expenses		(2,612)
Interest expense, net		(9,904)
Foreign exchange loss		(14)
Income before income taxes and discontinued operations		$11,150
Depreciation	$1,284	$1,284
Corporate depreciation		6
Total depreciation		$1,290
Identifiable assets, June 30, 2003	$294,387	$294,387
Corporate assets		9,318
Total assets, June 30, 2003		$303,705
Capital expenditures	$2,977	$2,977
Corporate capital expenditures		6
Total capital expenditures		$2,983

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
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

In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The year-end provisions of FAS No. 132 will be effective for the Company for the year ending September 30, 2004. In accordance with the interim disclosure requirements of FAS No. 132, the Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $98 to such plans in fiscal 2004. The Company believes that the adoption of the year-end disclosure requirements of FAS No. 132 will not have a material impact on its consolidated financial position or results of operations.

17.    Subsequent Events:

(a) On July 1, 2004, the Securities and Exchange Commission declared a registration statement on Form S-1 filed by the Company effective and, on July 7, 2004, the Company issued 14,500 shares of its common stock pursuant to the registration statement (the "Offering"). Each share was sold to the public at a price of $4.90 per share. The Company realized approximately $65,850 in net proceeds from the sale of its shares of common stock. This amount, together with the initial borrowings available under the New Senior Credit Facility were used (1) to repay the Senior Credit Facility and the Mezzanine Loan; (2) to pay accrued but unpaid dividends on the Series A preferred stock; and (3) to pay a conversion fee to the holders of the Series A preferred stock. Any remaining amounts from the initial borrowings will be used for general corporate purposes and acquisitions.

Prior to the consummation of the Offering, the Company entered into conversion agreements (the "Conversion Agreements") with all of the holders of its Series A preferred stock. Such holders (who collectively owned 7,774 shares of Series A preferred stock) agreed to convert their shares into a like number of shares of common stock upon the consummation of the offering contemplated by the registration statement in return for the payment of accrued but unpaid dividends and a conversion fee in the aggregate amount of $2,034. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement, the shares of the Company's common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to the Company. The portion of the conversion fee to be repaid to the Company shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180. Pursuant to the Conversion Agreements, on July 7, 2004, all 7,774 outstanding shares of Series A preferred stock were converted into a like number of shares of common stock. In addition, upon the completion of the Offering, the Company paid an aggregate of $9,422 for accrued dividends and conversion fees.

On July 20, 2004, the Company filed a certificate of amendment to its certificate of incorporation that eliminated all references in its certificate of incorporation to the Series A preferred stock, of which there were 8 million authorized shares. Pursuant to such certificate of amendment, the Series A preferred stock was returned to the status of authorized but unissued shares of "blank check" preferred stock.

(b) On July 2, 2004, the Company completed its acquisition of the entire share capital of the business of Winsom Nursing & Care Agency Ltd., a supplier of home health aides to social service providers in the Scottish capital. The consideration included an initial payment of $1,365 in cash and additional contingent cash consideration of up to a further $1,365 dependent upon future earnings of the acquired business over the next 13 weeks.

(c) On July 19, 2004, the Company's U.K. subsidiary obtained a New Senior Credit Facility. Additionally, subject to the terms of the New Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The New Senior Credit Facility (together with approximately $65,850 of the net proceeds of the Company's recently completed public offering) refinanced its existing Senior Credit Facility and the Mezzanine Loan which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its Subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30,000 term loan A, maturing June 19, 2009; and

•	£20,000 revolving loan B maturing June 19, 2009 which may be drawn upon until August 18, 2004.

Repayment of the term loan A commences on December 19, 2004 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of July 31, 2004, the Company had outstanding borrowings of $54,642 and $18,214 relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.30%.

The New Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the New Senior Credit Facility prohibits or restricts the following:

•	incurring liens/ granting security;

•	incurring additional indebtedness;

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(In thousands, except per share data)
(Unaudited)

•	making certain fundamental corporate changes;

•	paying dividends (including paying dividends to the Company);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. The Company is also obligated to ensure that the guarantors of the New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of July 31, 2004, the Company was in compliance with such covenants.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At June 30, 2004, we operated an integrated network of 122 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. We maintain a pool of over 30,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

Current Developments

On July 1, 2004, the Securities and Exchange Commission declared a registration statement on Form S-1 filed by the Company effective and, on July 7, 2004, the Company issued 14,500,000 shares of its common stock pursuant to the registration statement (the "Offering"). Each share was sold to the public at a price of $4.90 per share. The Company realized approximately $65.9 million in net proceeds from the sale of its shares of common stock. This amount, together with the initial borrowings available under the new senior credit facility, described below, were used (1) to repay amounts advanced to us under our senior collateralized term and revolving credit facility (the "Senior Credit Facility") and the mezzanine indebtedness (the "Mezzanine Loan"); (2) to pay accrued but unpaid dividends on the Series A preferred stock; and (3) to pay a conversion fee to the holders of the Series A preferred stock. Any remaining amounts from the initial borrowings will be used for general corporate purposes and acquisitions.

Prior to the consummation of the Offering, we entered into conversion agreements (the "Conversion Agreements") with all of the holders of our Series A preferred stock. Such holders (who collectively owned 7,773,660 of Series A preferred stock) agreed to convert their shares into a like number of shares of common stock upon the consummation of the offering contemplated by the registration statement in return for the payment of accrued but unpaid dividends and a conversion fee in the aggregate amount of $2.0 million. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement, the shares of our common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to us. The portion of the conversion fee to be repaid to us shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180. Pursuant to the Conversion Agreements, on July 7, 2004, all 7,773,660 outstanding shares of Series A preferred stock were converted into a like number of shares of common stock. In addition, upon the completion of the Offering, the Company paid an aggregate of $9.4 million for accrued dividends and conversion fees.

On July 19, 2004, our U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), formerly known as Transworld Healthcare (UK) Limited, obtained financing denominated in pounds sterling consisting of a £50 million multicurrency new senior credit facility (the "New Senior Credit Facility"). Additionally, subject to the terms of the New Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

This New Senior Credit Facility (together with approximately $65.9 million of the net proceeds of our recently completed public offering) refinanced our existing Senior Credit Facility and the Mezzanine Loan which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries, as well as our guarantee of the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30 million term loan A, maturing June 19, 2009; and

•	£20 million revolving loan B maturing June 19, 2009 which may be drawn upon until August 18, 2004.

Repayment of the term loan A commences on December 19, 2004 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of July 31, 2004, we have outstanding borrowings of $54.6 million and $18.2 million relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.30%.

The New Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the New Senior Credit Facility prohibits or restricts the following:

•	incurring liens/ granting security;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including paying dividends to us);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of July 31, 2004, we were in compliance with such covenants.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and intangibles resulting from our acquisitions through June 30, 2004. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Revenues

Total revenues for the three months ended June 30, 2004 and 2003 were $81.9 million and $75.3 million, respectively, an increase of $6.6 million or 8.8%. This increase was mainly due to the favorable effects of changes in foreign exchange of $8.6 million, the growth of our staffing operations as a result of acquisitions and internal growth in our respiratory, medical equipment and supplies operations of $2.0 million. This increase was partially offset by a decrease in revenues of $4.0 million due to the expansion of the NHS Professionals to encompass more healthcare workers. NHS Professionals is an internal agency of the NHS that seeks to provide a temporary staffing service for NHS hospitals. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $3.0 million to $23.6 million for the three months ended June 30, 2004 from $20.6 million for the three months ended June 30, 2003. The favorable effects of changes in foreign exchange accounted for $2.5 million of the increase. As a percentage of total revenue, gross profit for the three months ended June 30, 2004 increased to 28.8% from 27.4% for the comparable prior period. Gross margins for patient services increased (28.4% for the three months ended June 30, 2004 versus 27.0% for the comparable prior period) mainly due to managements focus on supplying healthcare staff to our higher margin customers. Gross margins in the respiratory, medical equipment and supplies sales increased (44.4% for the three months ended June 30, 2004 versus 42.7% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 were $15.4 million and $13.7 million, respectively, an increase of $1.7 million or 12.9%. Changes in foreign exchange accounted for $1.5 million of this increase. The remaining increase was mainly a result of acquisitions.

Interest Income

Total interest income for the three months ended June 30, 2004 was $0.3 million compared to $0.5 million for the three months ended June 30, 2003, which represents a decrease of $0.2 million. This decrease was principally attributable to lower levels of funds invested.

Interest Expense

Total interest expense for the three months ended June 30, 2004 was $2.8 million compared to $3.9 million for the three months ended June 30, 2003, which represents a decrease of $1.1 million. This decrease was principally attributable to reduced bank debt and the recording of a $0.4 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement. This decrease was partially offset by the increase of $0.3 million due to changes in foreign exchange.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.3 million or 41.0% of income before income taxes for the three months ended June 30, 2004 compared to a provision of $1.8 million or 51.2% of income before income taxes and discontinued operations for the three months ended June

30, 2003. The difference in the effective tax rate from the three months ended June 30, 2003 to the three months ended June 30, 2004 is mainly due to the ratio of U.S. pre-tax losses to consolidated pre-tax income as our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize its net operating losses in the U.S. and permanent differences in the U.K.

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

Discontinued operations resulted in income of $0.4 million for the three months ended June 30, 2003. The following table presents the financial results of the discontinued operation for the three months ended June 30, 2003 (dollars in thousands):

Revenues:
Net infusion services	$396
Net respiratory, medical equipment and supplies	121
Total revenues	517
Cost of revenues:
Infusion services	355
Respiratory, medical equipment and supplies	111
Total cost of revenues	466
Selling, general and administrative expenses	189
Gain on sale of subsidiaries	(1,294)
Tax on gain on sale of subsidiaries	775
Income from discontinued operations	$381
Diluted income per share from discontinued operations	$0.02

Net Income

As a result of the foregoing, we recorded net income of $3.3 million for the three months ended June 30, 2004 compared to net income of $2.1 million for the three months ended June 30, 2003.

Series A Preferred Stock

For the three months ended June 30, 2004 and 2003, we accrued $1.0 and $0.9 million, respectively, of dividends for the Series A preferred stock issued in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries for shares of our common stock and shares of our Series A preferred stock in fiscal 2002 (the "Reorganization") and accreted $0.1 million, in each period, of costs related to the issuance of our Series A preferred stock.

Nine Months Ended June 30, 2004 vs. Nine Months Ended June 30, 2003

Revenues

Total revenues for the nine months ended June 30, 2004 and 2003 were $240.6 million and $215.0 million, respectively, an increase of $25.6 million or 11.9%. This increase was mainly due to the favorable effects of changes in foreign exchange ($25.0 million), the growth of our staffing operations as a result of internal growth and acquisitions and internal growth in our respiratory, medical equipment and supplies operations ($14.0 million). This increase was partially offset by a decrease in revenues of $13.4 million due to changes to NHS quality standards, causing fewer of our workers to be available for placement with the NHS while the necessary training certificates, immunizations and criminal record checks required by these standards were obtained, and the expansion of the NHS Professionals to encompass more healthcare workers. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $9.3 million to $68.4 million for the nine months ended June 30, 2004 from $59.1 million for the nine months ended June 30, 2003. The favorable effects of changes in foreign exchange accounted for $7.1 million of the increase. As a percentage of total revenue, gross profit for the nine months ended June 30, 2004 increased to 28.4% from 27.5% for the comparable prior period. Gross margins for patient services increased (28.1% for the nine months ended June 30, 2004 versus 27.2% for the comparable prior period) mainly due to managements focus on supplying healthcare staff to our higher margin customers. Gross margins in the respiratory, medical equipment and supplies sales increased (43.2% for the nine months ended June 30, 2004 versus 40.9% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended June 30, 2004 and 2003 were $48.0 million and $38.1 million, respectively, an increase of $9.9 million or 26.1%. Changes in foreign exchange accounted for $4.7 million of this increase. The remaining increase was mainly a result of higher levels of overhead costs due principally to increased expenditures on quality assurance audit programs to ensure compliance with changes to legislation ($1.2 million), internal growth and acquisitions ($3.0 million), compensation payments to key executives to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the fiscal 2002 Reorganization ($0.9 million) and fees associated with migrating the trading of our shares of common stock from the American Stock Exchange to the Nasdaq National Market ($0.1 million). We do not anticipate incurring further compensation expense related to the Reorganization.

Interest Income

Total interest income for the nine months ended June 30, 2004 was $0.7 million compared to $1.6 million for the nine months ended June 30, 2003, which represents a decrease of $0.9 million. This decrease was principally attributable to lower levels of funds invested and was partially offset by favorable effects of changes in foreign exchange.

Interest Expense

Total interest expense for the nine months ended June 30, 2004 was $8.4 million compared to $11.4 million for the nine months ended June 30, 2003, which represents a decrease of $3.0 million. This decrease was principally attributable to the recording of a $1.1 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement and reduced bank debt in the nine months ended June 30, 2004 and the write-off of debt discount of $0.6 million associated with the repayment of loan notes in the nine months ended June 30, 2003. Partially offsetting this decrease is a $0.9 million increase due to the effect of foreign exchange.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $4.9 million or 39.0% of income before income taxes for the nine months ended June 30, 2004 compared to a provision of $3.7 million or 33.2% of income before income taxes and discontinued operations for the nine months ended June 30,

2003. Included in the tax provision for the nine months ended June 30, 2003 is a benefit related to the reversal of an estimated income tax liability ($1.9 million) for a business that was previously discontinued and no longer had any tax liabilities. Excluding this benefit, the provision for income taxes would have been $5.6 million or 50.0% of income before income taxes and discontinued operations for the nine months ended June 30, 2003. The difference in the effective tax rate from the period ended June 30, 2003 to the period ended June 30, 2004 is mainly due to the ratio of U.S. pre-tax losses to consolidated pre-tax income as our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize its net operating losses in the U.S. and permanent differences in the U.K.

Income From Discontinued Operations

Discontinued operations resulted in income of $0.5 million for the nine months ended June 30, 2003. The following table presents the financial results of the discontinued operation for the nine months ended June 30, 2003 (dollars in thousands):

Revenues:
Net infusion services	$6,685
Net respiratory, medical equipment and supplies	2,479
Total revenues	9,164
Cost of revenues:
Infusion services	5,159
Respiratory, medical equipment and supplies	1,438
Total cost of revenues	6,597
Selling, general and administrative expenses	2,583
Gain on sale of subsidiaries	(1,294)
Tax on gain on sale of subsidiaries	775
Income from discontinued operations	$503
Diluted income per share from discontinued operations	$0.02

Net Income

As a result of the foregoing, we recorded net income of $7.7 million for the nine months ended June 30, 2004 compared to net income of $7.9 million for the nine months ended June 30, 2003.

Series A Preferred Stock

For the nine months ended June 30, 2004, we accrued $2.9 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.3 million of costs related to the issuance of our Series A preferred stock. For the nine months ended June 30, 2003, we accrued $2.6 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.4 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For the nine months ended June 30, 2004, we generated $15.0 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2004 for capital expenditures ($6.2 million), payments for acquisitions and acquisitions payable ($7.5 million), payments on notes payable ($38.5 million) and payments on long-term debt ($10.0 million), were met through operating cash flows, restricted cash and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of June 30, 2004, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at June 30, 2004.

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

As further described above under "Current Developments," on July 19, 2004, our company's U.K. subsidiary, Allied Holdings, obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency New Senior Credit Facility.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Restricted Cash

Restricted cash represents proceeds limited to future acquisitions. The proceeds refer to amounts advanced to us under our Senior Credit Facility that may only be used by us to fund acquisitions permitted thereunder, including paying additional contingent consideration.

The current portion of restricted cash represents the amount on deposit, as required by the senior credit lender, for the sole purpose of repaying the notes payable issued in connection with the acquisitions of certain U.K. flexible staffing agencies. In general, we may not repay these notes on or before three years after the date of issuance; however, such notes may be redeemed by the holders on any interest payment due date falling not less than one year from the date such notes were originally issued upon giving not less than sixty days written notice. Any amounts that may be redeemed upon not less than sixty days written notice are included in the current portion of restricted cash. The proceeds from the New Senior Credit Facility were used to repay the Senior Credit Facility.

Under the New Senior Credit Facility, there will be no loan proceeds limited to future acquisitions.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2004 and September 30, 2003, $33.0 million (11.2%) and $35.7 million (11.5%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and to improvements in credit controls to ensure cash collections on a timely basis.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2004 and September 30, 2003, our average DSOs were 36 and 41, respectively.

Borrowings

General

On December 17, 1999, as amended on September 27, 2001, our company's U.K. subsidiary, Allied Holdings, and its subsidiary obtained new financing denominated in pounds sterling, which aggregates availability of approximately $193.6 million at June 30, 2004. The financing consists of a $172.6 million Senior Credit Facility and a $21.0 million Mezzanine Loan. As of June 30, 2004, we had outstanding borrowings of $109.3 million under the Senior Credit Facility that bore interest at rates ranging from 6.73% to 7.98%. As of June 30, 2004, we had outstanding borrowings under the Mezzanine Loan of $19.8 million, which bore interest at a rate of 11.48%.

As further described above under "Current Developments," on July 19, 2004, our company's U.K. subsidiary, Allied Holdings, obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency New Senior Credit Facility.

Notes with Warrants

In connection with the Reorganization, the notes with warrants, issued by one of our U.K. subsidiaries, were settled by the issuance of 890,000 shares of our common stock in the first quarter of fiscal 2003.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2003, we repaid, through our U.K. subsidiary, notes payable of $38.5 million issued in connection with the acquisition of certain U.K. flexible staffing agencies. Of this amount, $35.7 million was issued during the quarter ended December 31, 2002. During the quarter ended December 31, 2002, we repaid, through our U.K. subsidiary, notes payable of $19.3 million issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $0.6 million of related debt discount.

At June 30, 2004, we had one remaining note payable that is secured by our senior credit lender which requires us to keep an amount on deposit for the sole purpose of repaying the note payable. We may not redeem the note on or before three years after the date of issuance, September 27, 2004. However, such note may be redeemed by the holder on any interest payment due date falling not less than one year from the date such note was originally issued upon giving not less than sixty days written notice.

At June 30, 2004, the note payable of $1.8 million, bearing interest at a rate of 5.25%, and the related cash restricted to the payment of such note are classified as current in the accompanying Condensed Consolidated Balance Sheet.

Guarantees

Our U.K. subsidiaries guarantee the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility, the Mezzanine Loan and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At June 30, 2004 and September 30, 2003, the amounts guaranteed, which approximates the amounts outstanding, totaled approximately $132.2 million and $166.8 million, respectively.

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

Derivative Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a new Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of

5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90.4 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.8 million at June 30, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

Series A Preferred Stock

In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of £22.3 million ($35.2 million at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,286,869 ordinary shares of Allied Holdings. Such ordinary shares were issued to such investors upon exercise of the warrants that had been issued to them in connection with the sale to them in 1999 of Notes of Allied Healthcare Group Limited ("Allied Healthcare (UK)"). The Series A preferred stock has been recorded net of issuance costs, which were being accreted using the interest rate method through December 17, 2007.

We have entered into conversion agreements (the "Conversion Agreements") with all of the holders of our Series A preferred stock. Pursuant to the Conversion Agreements, such holders agreed to convert their shares into a like number of shares of common stock upon the consummation of our public offering in return for the payment of accrued but unpaid dividends and a conversion fee in the aggregate amount of $2.0 million. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement, the shares of our common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to us. The portion of the conversion fee to be repaid to us shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180. Pursuant to the Conversion Agreements, on July 7, 2004, all 7,773,660 outstanding shares of Series A preferred stock were converted into a like number of shares of common stock. We paid to the holders of the Series A preferred stock an aggregate of $7.4 million in accrued and unpaid dividends and $2.0 million in conversion fees in connection with the conversion.

The following table presents the changes in the carrying amount of the Series A preferred stock for the nine months ended June 30, 2004 and 2003 (dollars in thousands):

	Nine Months Ended June 30,
	2004	2003
Balance at October 1, 2003 and 2002, respectively	$33,151	$32,254
Accretion of issuance costs	358	364
Foreign exchange effect	—	415
Balance at June 30, 2004 and 2003, respectively	$33,509	$33,033

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash and/or shares of our company's stock, of up to $18.0 million, as of June 30, 2004, in contingent consideration dependent upon future earnings of such acquired entities.

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

Our employment agreement with our Chief Financial Officer is terminable by either party on nine-months notice and provides that such officer will not compete against us for a period of twelve months following his termination of employment.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," "Acquisition Agreements," and "Operating Leases" above, the following table summarizes our contractual cash obligations as of June 30, 2004 (dollars in thousands):

Fiscal	Total Debt Obligations	Total Lease Obligations	Total Other Obligations	Total Obligations
2004	$1,449	$699	$4,203	$6,351
2005	12,652	1,801	16,272	30,725
2006	33,437	1,600	2,348	37,385
2007	63,259	1,370	—	64,629
2008	20,133	944	—	21,077
Thereafter	—	2,799	—	2,799
	$130,930	$9,213	$22,823	$162,966

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of June 30, 2004. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies, third-party fees for the implementation of financial software and the conversion fee related to the Conversion Agreements.

See "Current Developments" above for discussion on the New Senior Credit Facility.

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

We believe that we are substantially in compliance, in all material respects, with all applicable provisions of the Federal statutes, regulations and laws, and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these provisions. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretations of applicable Federal, state and foreign laws and regulations may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at June 30, 2004, have recorded an accrual of $0.5 million to cover our estimated exposure related to these matters. We believe that these matters, including the derivative suit, should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On March 20, 2003, we entered into a Rate Cap Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $91.3 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.8 million as of June 30, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative will be recorded as an adjustment to interest expense.

As of June 30, 2004, our Series A preferred stock (with an aggregate liquidation preference of $35.2 million) bears dividends at the per share rate of 9.375% of $4.53 per annum. In addition, we had a note payable of $1.8 million, which was issued in connection with the acquisition of a U.K. flexible staffing agency. The note payable is redeemable, at the holder's option, in fiscal 2004 and bears interest at 5.25% per annum at June 30, 2004. The table below represents the expected maturity of our variable rate debt and their weighted average interest rates at June 30, 2004 (dollars in thousands).

Fiscal	Expected Maturity	Weighted Average Rate
2004	$—	—
2005	12,294	LIBOR +1.85%
2006	33,437	LIBOR +3.22%
2007	63,259	LIBOR +3.50%
2008	20,133	LIBOR +7.00%
Thereafter	—	—
	$129,123	LIBOR +3.82%

The aggregate fair value of the our debt was estimated based on quoted market prices for the same or similar issues and approximated $132.2 million as of June 30, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004.

Under the rules of the Securities and Exchange Commission, "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.    There have not been any changes in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(b)    On July 7, 2004, pursuant to the Conversion Agreements, the holders of all of our outstanding shares of Series A preferred stock, who held an aggregate of 7,773,660 shares of Series A preferred stock, converted all of their shares of Series A preferred stock into a like number of shares of our common stock. On July 20, 2004, we filed a certificate of amendment to our certificate of incorporation that eliminated all references in our certificate of incorporation to the Series A preferred stock, of which there were 8 million authorized shares. Pursuant to such certificate of amendment, the Series A preferred stock was returned to the status of authorized but unissued shares of "blank check" preferred stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company that eliminates all references to the Series A Convertible Preferred Stock of Allied Healthcare International Inc. (the "Company"), filed on July 20, 2004 with the Department of State of the State of New York (incorporated by reference to Exhibit 9 of the Form 8-A/A of the Company filed with the Securities and Exchange Commission on July 21, 2004).

10.1	Underwriting Agreement, dated July 1, 2004, between Company and the underwriters named therein.

10.2	Form of Conversion Agreement between the Company and the holders of the shares of its Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 of the Registration Statement on Form S-1 of the Company filed with the Securities and Exchange Commission on May 17, 2004).

10.3	Deed of Termination, dated June 30, 2004, among Allied Healthcare Group Limited, Allied Healthcare Holdings Limited, the Company, Washington & Congress Capital Partners, L.P. and Richard Green.

10.4	Facility Agreement, dated July 19, 2004, among Allied Healthcare Group Limited, the Company, Allied Healthcare Holdings Limited, the subsidiaries of the Company named therein as guarantors, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein.

10.5	Floating Security Document, dated July 19, 2004, among Allied Healthcare Group Limited, Allied Healthcare Holdings Limited, the subsidiaries of the Company named therein, and Barclays Bank plc, as security agent.

10.6	Subordination Deed, dated July 19, 2004, among the Company, Barclays Bank plc and Allied Healthcare Group Limited.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, President and Chief Operating Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer, President and Chief Operating Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)    Reports on Form 8-K.

On May 17, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K that included information under Items 5 and 7 of Form 8-K. The Form 8-K disclosed that we had a press release on May 17, 2004 announcing our filing of a registration statement with the Securities and Exchange Commission relating to a proposed public offering of our common stock. No financial statements were filed.

On May 17, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K that included information required by Item 12 of Form 8-K. The Form 8-K disclosed that we had issued a press release on May 17, 2004 announcing our earnings for the quarter ended March 31, 2004. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004

ALLIED HEALTHCARE INTERNATIONAL INC.
By: /s/ Charles F. Murphy

Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)