Form 10-K
period 2004-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2004-12-23
CIK 890634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.: 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

New York		13-3098275
(State or Other Jurisdiction of Incorporation)		(I.R.S. Employer Identification Number)
555 Madison Avenue New York, New York	10022	(212) 750-0064
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes        X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes                    No        X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2004, the last business day of its most-recently completed second fiscal quarter, was approximately $53,632,906 based on the closing sales price of $6.79 per share of common stock of the registrant on such date, as reported by the Nasdaq National Market. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only (i) directors, (ii) executive officers and (iii) shareholders who have filed a Schedule 13D or 13G which reflects ownership of at least 10% of the outstanding common stock.

The number of shares of common stock of the registrant outstanding on December 10, 2004 was 44,468,772.

DOCUMENTS INCORPORATED BY REFERENCE

None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2004

TABLE OF CONTENTS

PART I

Item 1.	Business	2
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	45

i

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

We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:

•	our ability to continue to recruit and retain qualified flexible healthcare staff;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us;

•	the general level of patient occupancy at our clients' hospitals and healthcare facilities;

•	our ability to successfully implement our acquisition and integration strategies;

•	our dependence on the proper functioning of our information systems;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

•	our ability to use our net operating loss carryforward to offset net income;

•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and

•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.

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

Preliminary Notes

As used in this Annual Report on Form 10-K, "our company," "we," "us" and similar terms mean Allied Healthcare International Inc. and its subsidiaries.

Historical financial and other data originally denominated in pounds sterling have been converted to dollars at the then applicable exchange rate. Financial and other data (excluding historical financial and other data) originally denominated in pounds sterling have been converted to dollars using the exchange ratio at September 30, 2004 of £1.00 = $1.7994.

PART I

Item 1.    Business

Our Company

We are a leading provider of flexible, or temporary, healthcare staffing to the U.K. healthcare industry as measured by revenues, market share and number of staff. As of September 30, 2004, we operated an integrated network of 125 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the United Kingdom). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which, unlike nursing homes, do not generally provide medical services to their residents) and private homes. We maintain a pool of over 25,000 nurses, nurses aides and home health aides, over 22,000 of whom we placed during the fiscal year ended September 30, 2004. Our healthcare staffing business accounted for 97.6% of our revenues during the fiscal year ended September 30, 2004. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland. Our medical-grade oxygen business accounted for approximately 2.4% of our revenues during the fiscal year ended September 30, 2004. We disposed of the last of our active U.S. operations during fiscal year 2003.

We focus our operations primarily on the per diem staffing market rather than the long-term staffing market because we believe that per diem staffing has a more favorable pricing structure. Per diem arrangements generally command higher prices than long-term contracts and generally have higher margins. In the per diem market, healthcare facilities retain flexible staffers on a job-to-job basis when needed, without any long-term contractual commitment by the purchaser or provider. In contrast, long-term contracts are negotiated for a number of months or years and guarantee a supply of staff to the purchaser, but generally do not guarantee that staffing services will be purchased.

Our principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and our telephone number at that location is (212) 750-0064. Our Internet address is www.alliedhealthcare.com.

Recent Developments

On July 7, 2004, we consummated a firm commitment follow-on public offering of 14,500,000 shares of our common stock (the "Public Offering"). We sold the shares at a price per share of $4.90. We realized net proceeds of approximately $65.7 million from the Public Offering.

In connection with the Public Offering, we undertook a recapitalization plan designed to (i) refinance our then outstanding bank and institutional indebtedness, which consisted of a senior collateralized term and revolving credit facility (the "Senior Credit Facility") and mezzanine indebtedness (the "Mezzanine Loan"), (ii) to facilitate the conversion of all of our then outstanding shares of Series A preferred stock into shares of our common stock and (iii) to provide funds for the continued expansion of our operations (the "Recapitalization Plan").

Pursuant to our Recapitalization Plan:

•	We used approximately $7.4 million of the net proceeds of the Public Offering to pay accrued and unpaid dividends on our shares of Series A preferred stock and $2.0 million of the net proceeds of the Public Offering to pay the holders of our Series A preferred stock a conversion fee. Upon the receipt of such amounts the holders of all of our shares of Series A preferred stock, who held an aggregate of 7,773,660 shares of our Series A preferred stock, converted all of their shares into a like number of shares of our common stock.

•	We used approximately $55.5 million of the net proceeds of the Public Offering to repay a portion of the amounts outstanding under our Senior Credit Facility and our Mezzanine Loan.

•	We entered into a new senior secured credit facility in the amount of approximately £50 million (approximately $90.0 million) with less restrictive covenants than our Senior Credit Facility and our Mezzanine Loan. The initial borrowings under this new credit facility, which were $72.0 million, were used to repay the remainder of the amounts outstanding under our Senior Credit Facility and our Mezzanine Loan and for general corporate purposes and acquisitions.

The U.K. Flexible Healthcare Staffing Industry

The U.K. flexible healthcare staffing market, according to Laing & Buisson's report, Flexible Staffing Services in U.K. Health & Care Markets (2004), was estimated to be £4.5 billion ($8.1 billion) in 2003. The same Laing & Buisson report indicates that the U.K. healthcare staffing market is highly fragmented with no one company possessing a dominant market share, providing opportunities for growth and consolidation.

The major purchasers of flexible healthcare staff in the United Kingdom are:

•	The government-funded National Health Service (the "NHS"). Through its Primary Care Trusts, the NHS oversees general practitioners, who refer patients to specialists for more complex treatment. The NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals. (There are approximately 275 NHS Trusts in England, 28 in Scotland and 14 in Wales.) The NHS spent £2.1 billion ($3.7 billion) in 2003 on temporary healthcare staff, of which £1.8 billion ($3.2 billion) was spent by NHS Trusts.

•	Local governmental social service departments, which purchased £1.3 billion ($2.3 billion) in 2003 for the provision of homecare services from the private sector.

•	Private individuals, who spent £570 million ($1.0 billion) on homecare services in 2003. An additional £90 million ($161 million) of homecare services was purchased from other sources, including the NHS.

•	Independent hospitals and care homes in the United Kingdom, which purchased £183 million ($328 million) in healthcare staffing.

•	Other sources, who purchased an estimated £260 million ($466 million).

Our Business Strategy

We seek to become the leading provider of healthcare staffing to the U.K. healthcare industry and to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:

•	Further expand our strong presence in the U.K. healthcare staffing industry through acquisitions. We intend to grow our presence in the U.K. healthcare staffing industry through the acquisition of other companies. We have teams of employees dedicated to evaluating acquisition candidates and integrating their operations.

•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches. We intend to foster continued same-store revenue growth by leveraging our nationally recognized and locally recognized brand names, competitive benefits package and leadership in providing temporary healthcare staffing.

•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the severe shortages of nurses and home health aides in the United Kingdom, which we expect to continue in the foreseeable future. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers' needs, maintaining regular contact and promoting opportunities for training and development, such as our CareMilesTM program, which is discussed below.

Utilizing our successes in the United Kingdom, we intend to evaluate opportunities to acquire healthcare staffing businesses in the United States. While we have not in recent years had a significant presence in the U.S. flexible staffing market, we believe that our competitive strengths and the increasing demand for temporary healthcare staff in the United States, together with the fragmented market for flexible healthcare staffing in the United States, may provide an attractive opportunity to us.

Our Operations

We are a leading provider of flexible, or temporary, staffing to the U.K. healthcare industry. We provide flexible staffing, principally nurses, nurses aides and home health aides, to customers throughout most of the United Kingdom. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland. We also provide respiratory therapy products to pharmacies in the United Kingdom and to private patients in Northern Ireland.

During fiscal 2004, our revenues were derived from the following lines of business:

•	97.6% from flexible staffing services; and

•	2.4% from respiratory therapy.

During fiscal 2003, we exited the U.S. market. Our discontinued operations are reflected separately in our consolidated financial statements.

Flexible Staffing

We provide a diverse range of flexible staff, principally consisting of nurses, nurses aides and home health aides, to our customers. A large number of our nurses are recently-licensed nurses, who we generally provide to hospitals and nursing homes. We also provide specialist nurses and specialized nurses aides, primarily through our Staffing Enterprise and Balfor Medical Limited subsidiaries. Home health aides provide personal or basic care in the home. Nurses aides perform many of the functions of home health aides, but in the hospital setting. As of September 2004, our mix of flexible staff was approximately 23% nurses, 34% nurses aides and 43% home health aides.

We operate an integrated branch network, which, as of September 30, 2004, consisted of 125 branches throughout most of the United Kingdom. Our branches serve as our direct contact with our customers and our healthcare staff. We operate our branches through various subsidiaries. Our subsidiaries operate under various trade names. See "Trade Names" below. Our branches are organized by geographic region, each of which is coordinated by a regional director. A typical branch is overseen by one branch manager, who often has prior nursing experience. A branch manager is responsible for developing local customer relations and recruiting staff.

We generally maintain centralized management control in the areas of payroll, accounts receivable, contracts, pricing, regulatory matters, quality control and information technology. Our branches are required to report their revenues, hours worked and certain other data to us on a weekly basis, and their profit and loss on a monthly basis.

Recruitment of Flexible Staff

Many healthcare workers are attracted to flexible staffing positions because of their desire to tailor work schedules to personal and family needs, obtain varied and challenging work experiences and acquire new skills. We believe that our ability to offer quality flexible staffing assignments well-matched to individuals' preferences assists in our attracting a large number of flexible healthcare workers.

Our branch managers are primarily responsible for recruiting staff. Branch managers recruit on a local basis, with referrals from existing staff providing an important source of new staff. From time to time, we may run internal financial promotions to encourage referrals from our staff. We also formally recruit through local and national print advertising and organize recruitment events, including national recruitment days, at the branch level. Our website also advertises national branch vacancies.

We impose a standardized recruitment process on our branches. Before they can place a nurse, nurses aide or home health aide, our branches must obtain, among other things, two references and evidence of proper immunizations, as well as a police background check. Our branches must also confirm that each nurse has been licensed by the appropriate governmental body and that each nurses aide and home health aide has received the training mandated by law for their occupation.

Training and Retention of Flexible Staff

Our retention philosophy is based upon each branch maintaining personal contact with the flexible staff on its register, including a structured campaign whereby current and former staff are contacted periodically by each branch to assess their needs and to attempt to meet their individual working preferences. We also conduct a formal annual review of all charge and pay rates within the business and compare them to prevailing market rates to ensure that our margins are competitive.

In April 2002, we introduced a program called "CareMilesTM" that enables our flexible staff to earn credits based on the number of hours that they work for us. Our staff can use the credits to pay for healthcare training and personal development courses that the individual would otherwise pay for out of his or her pocket. As a healthcare worker becomes more skilled, he or she has greater flexibility in choosing assignments and also may earn a greater hourly wage. We believe that the CareMilesTM program promotes staff loyalty while providing us with the opportunity to earn higher commissions as more highly-trained staff are generally billed out at higher rates. The healthcare training and personnel development courses offered through the CareMilesTM program are in addition to standard training programs that we offer to our staff to ensure compliance with regulatory requirements.

Quality Assurance

We are investing heavily in quality assurance systems to ensure that our flexible healthcare staff meet our internal quality assurance standards, as well as those mandated under the Care Standards Act 2000. Our investment includes a quality assurance center where flexible healthcare staff can update their training requirements, comprehensive toolkits and procedures for our branches and a national training manager.

We have a quality assurance audit team whose primary job responsibility is to visit each of our branches on a periodic basis to assure that the branches adhere to the procedures and policies set by our main office. The quality assurance audit team is independent of our operations management. A member of our quality assurance audit team visits each branch at least once per year. During its visits to our branches, the quality assurance audit team reviews employee files to confirm that staff has proper levels of training for the jobs in which they are being placed by the branch and that the documents required by our standardized recruitment process are in order. The quality assurance audit team also confirms that nurses have been licensed with the appropriate U.K. body. In addition, to minimize injury to our staff, the quality assurance audit team checks customer files to confirm that all health and safety checks for customers' facilities have been made. Reviews of staff and customer files are done on a random sample basis.

Customers

We provide healthcare staff to four types of customers:

•	The NHS. During our fiscal year ended September 30, 2004, we provided nurses and nurses aides to the NHS. We provided staff mainly to NHS hospitals and NHS Primary Care Trusts.

•	Local governmental social service departments. Local governmental social service departments retain us to provide healthcare staff, generally home health aides, to individuals in their homes.

•	Nursing homes, care homes and independent hospitals. We provide nurses and home health aides to nursing homes and home health aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.

•	Private patients. We provide both nurses and home health aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:

•	Per diem purchases. Business provided on a per diem basis arises when a customer requires flexible staff, and there is no formal ongoing contractual commitment with the customer. The work services provided on a per diem basis may be limited to one shift lasting a short period of time or may be an engagement for an indefinite period. We provide most of our nurses, nurses aides and home health aides to customers on a per diem basis.

•	NHS Framework Agreements and Service Level Agreements. The NHS has divided England into eight regions. The NHS has required any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. Only those staffing companies that have executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. We have entered into one or more Framework Agreements in each region of England and are thus an approved supplier of staff to all NHS hospitals in England.

Individual NHS hospitals in England may select from the list of staffing companies qualified under the Framework Agreements and enter into Service Level Agreements. Although the Framework Agreements set the maximum rates to be charged for flexible staff, NHS hospitals may obtain lower rates in the Service Level Agreement by committing to higher volumes of business with a staffing company.

•	Preferred supplier contracts. These contracts involve the designation of a flexible staffing business by a local governmental social services department as a "preferred supplier" of staff. A preferred supplier contract agreement specifies rates to be paid for staff but it is not an exclusive arrangement and does not guarantee that a flexible staffing business will be used by the local governmental social services department. A small proportion of our services are provided under preferred supplier contracts.

•	"Cost-volume" contracts. A "cost-volume" contract specifies the rates for staff and commits the customer to purchase an agreed-upon volume of staffing services over a specified period. A "cost-volume" contract may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business. Local governmental social service departments are the principal users of these contracts. A very small percentage of our business is conducted on a "cost-volume" basis.

•	Long-term contracts. Under a long-term contract a purchaser of staffing services enters into a long-term arrangement (typically three years) with a supplier of staff under which rates for staff, usually discounted, are agreed to. Long-term contracts may be exclusive arrangements, with penalties if the staffing business is not able to satisfy the customer's demand for staff during the term of the contract. Other than preferred supplier contracts and cost-volume contracts, none of our staff are provided to customers under long-term contracts.

We typically provide in our written contracts that we will indemnify our customers against liability that they may incur in the event that the members of our staff cause death, personal injury or property damage in the performance of their services. We maintain liability insurance designed to reimburse us in the event that claims of this type are made. See "Insurance" below. In addition, in some of our written contracts, we agree to indemnify our customers for the costs they incur if we are not able to provide them with the number of staff or hours required during the term of the contract and the customer has to outsource its staffing requirements to another entity.

Marketing Activities

We market our flexible healthcare staffing business to key decision makers in the NHS, local governmental social service departments, nursing homes, care homes and independent hospitals. These decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain staffing assignments is establishing and maintaining a reputation for quality service and responsiveness to the needs of our customers and their patients.

Acquisition and Integration Process

Since October 1, 1998, we have acquired 54 businesses. The average revenue of these businesses in the year prior to their acquisition by us was £2.1 million. In our past four fiscal years, we have completed the following acquisitions of businesses with annual revenues in excess of £4.5 million:

•	Medic-One Group Limited, which was acquired in November 2002, is a supplier of temporary staffing to NHS hospitals and private hospitals in the United Kingdom.

•	Staffing Enterprise, which was acquired in September 2001, is a London-based provider of specialist nurses, specialized nurses aides and specialized operating room staff to London-based NHS hospitals and independent hospitals.

•	Balfor Medical Limited, which was acquired in August 2001, provides nurses, nurses aides and specialized operating room staff to hospitals in the Midlands and Northern England.

•	Crystalglen Limited (operating under the trade name "Nurses Direct"), which was acquired in June 2001, operates a nursing and care staffing business with 17 branches in South East England.

We have designated employees who identify suitable acquisition targets and typically seek to develop a pre-acquisition relationship with the vendors and key management in order to assess business "fit." We structure our acquisitions so as to encourage continuity of management and seek to align our interests with the vendors'/management's interests through performance based earn-out provisions.

We have a separate team responsible for the integration of acquired businesses. The integration process includes the adoption of our policies and procedures and the integration of the acquired business into our IT system. For smaller acquisitions, the process of integrating newly acquired businesses, including integrating them into our IT system, begins prior to the closing of the acquisition and is usually completed within three months. In larger acquisitions, the acquired business generally retains its own IT system, including payroll and invoicing, for a longer period of time. However, as is the case with smaller acquisitions, commencing shortly after their date of acquisition, we require larger acquired businesses to adhere to weekly and monthly financial reporting requirements. In addition, we generally maintain centralized control of contracts and pricing for all acquisitions, commencing shortly after the date of acquisition.

Competition

The U.K. flexible healthcare staffing business is highly fragmented with over 2,100 small operators providing staff locally. The market at the local level is characterized by relatively low barriers to entry. The barriers to entry at a U.K.-wide level are more significant, as the establishment and growth of a flexible healthcare staffing business is largely dependent on access to capital.

The privately-owned competitors of our flexible staffing business are mainly small, locally-based agencies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us in areas of high population such as London. Such companies include Nestor Healthcare Group plc, Match Group and Reed Health Group plc.

The nature of the U.K. marketplace is such that nurses and home health aides often accept placements with more than one flexible staffing business.

Since 2000, the NHS has had its own internal agency, called NHS Professionals, which has attempted to provide NHS hospitals with high volume/low margin contracts for flexible healthcare workers. We work with NHS Professionals to fulfill the per diem demand that it is unable to cover.

Respiratory Therapy

Our respiratory therapy business serves two segments of the oxygen therapy market: (a) oxygen cylinders and (b) oxygen concentrators.

Home oxygen therapy delivered from a cylinder via face-mask is prescribed for a wide array of respiratory diseases ranging from asthma and emphysema to severe bronchitis. We supply filled oxygen cylinders and related equipment solely to pharmacies, both small independent stores and large retail pharmacy chains. Our equipment is intended for patients at home who require less than eight hours of oxygen per day or who may have temporary respiratory conditions. We provide approximately 1,250 cylinders per day to pharmacies in the United Kingdom.

Patients that require more than eight hours of oxygen per day are generally supplied by an on-site oxygen concentrator. We provide oxygen concentrators, which separate room air into its constituent gases to provide 95% oxygen gas, to a total of approximately 1,650 patients at home in Northern Ireland. We charge the NHS on a monthly basis for the period during which the patients have the equipment at home.

Payment for Staffing Services and Respiratory Products

In most cases, we contract directly with the governmental entity or private entity or individual to whom we provide flexible staff or respiratory therapy products. The party with whom we contract for the supply of staff or to whom we provide respiratory therapy products is responsible for paying us directly. In general, reimbursement is received regularly and reliably from all governmental and private customers. We generally collect payments from our customers within two months after services are rendered or products are supplied but we pay accounts payable and employees currently.

For the year ended September 30, 2004, our operations received approximately 64.7% of revenues from customers that were U.K. governmental entities (primarily NHS hospitals and local governmental social service departments) compared to approximately 64.8% for the year ended September 30, 2003. The remaining 35.3% and 35.2% of revenues received for 2004 and 2003, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, pharmacies, independent hospitals and private patients.

Trade Names

We operate our healthcare staffing business under a number of trade names, including the following:

•	Allied Healthcare (UK);

•	Balfor Medical;

•	Nurses Direct;

•	Medic-One Group;

•	Nightingale Nursing Bureau; and

•	Staffing Enterprise.

We operate our respiratory therapy business under the following trade names:

•	Allied Oxycare; and

•	Medigas.

We do not believe that the loss of any of our trade names would materially adversely affect us.

Employees

As of November 2004, we employed approximately 1,000 individuals in our branch network, our U.K. head office and our other offices. None of our employees are represented by a labor union.

In addition, we maintain registers of over 25,000 registered nurses, nurses aides and home health aides available to staff our customer base on a temporary basis. We consider our relationship with the staff to be good.

Government Regulation

General

We are subject to regulation by the government of the United Kingdom via Acts of Parliament related to healthcare provision and by the general health regulations of the Department of Health.

Healthcare Laws and Regulations

Our operations are subject to licensing and approval regulations from both governmental and non-governmental bodies according to terms of service and operating procedures decided by the U.K. government.

We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 (which came into force in April 2003) in relation to England and the Nurses Agencies (Wales) Regulations 2003 (which came into force in October 2003) in relation to Wales to carry on a business for the supply of nurses. This legislation requires that a person who carries on a business for the supply of nurses at any location within the jurisdiction of the registration authority must be the holder of a certificate from that authority certifying that the business is registered to supply to that location. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply home health aides working in individuals' homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 and the Regulation of Care (Scotland) Act 2001.

The Care Standards Act 2000 introduced, among other things, a new registration and regulatory structure for all non-NHS healthcare services in England and Wales. The Health and Social Care (Community Health and Standards) Act 2003 established two new independent registration and regulatory bodies for independent healthcare services and social care in England, including suppliers of nurses, called the Commission for Social Care and Inspection and the Commission for Healthcare Audit and Inspection, the former of which enforces registration of care agencies and establishments. The Care Standards Act 2000 also appointed a similar registration authority for Wales, the National Assembly for Wales. The Care Standards Act 2000 also made provision for a new General Social Care Council in England and a new Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their home health aides and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland and appointed the registration authority for Scotland, the Scottish Commission for the Regulation of Care.

The Care Standards Act 2000 is essentially an enabling act that provides for regulations to be made by secondary legislation. Regulations relating to registration are already in force (the National Care Standards Commission (Registration) Regulations 2001). The Care Standards Act 2000 also provided that regulations can be made imposing any requirements which the appropriate Minister thinks fit for the purposes of the Care Standards Act 2000 relating to establishments and agencies. Specific regulations set out in the Care Standards Act 2000 that may be introduced include provisions relating to the services to be provided by suppliers of healthcare staff, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the suppliers of healthcare staff. The recent regulations (including the Nurses Agency Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) include provisions in these areas.

Contracts between suppliers of healthcare staff and NHS hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, will be reviewed by a new commission, called the Commission for Healthcare Audit and Inspection. We are accredited by various U.K. social services agencies for the supply of home health aides within their jurisdiction. The U.K. Medicines and Healthcare Products Regulatory Agency has granted licenses to us for the production and distribution of medical-grade oxygen to pharmacies throughout the United Kingdom.

We believe that we are in substantial compliance in all material respects with U.K. healthcare laws and regulations applicable to our operations.

Healthcare Reform

Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations related to licensing, conduct of operations, payment for services and referrals, benefits payable to temporary staffers and taxation. Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. A summary of the material existing and proposed regulations follows.

U.K. rules affecting temporary workers.   The benefits and protections with which temporary workers in the United Kingdom must be provided have recently increased, and new and or more stringent laws are likely to be introduced in the future. In particular, the Conduct of Employment Agencies and Employment Business Regulations 2003 (the "2003 Regulations") described below and case law impact us. For example, a ruling by the European Court of Justice stated that the provisions of the European Working Time Directive, which entitle temporary workers to be paid annual leave only when they have been continuously employed for 13 weeks, is unlawful. The U.K. Working Time Regulations have therefore been amended to remove the 13-week qualify period, and workers in the United Kingdom are now entitled to paid leave from the first day of employment.

Care Standards Act and the Health and Social Care (Community Health and Standards) Act 2003.   Under the Health and Social Care (Community Health and Standards) Act 2003 and applicable regulations, providers of flexible healthcare staff have to register with the Commission for Social Care Inspection and must comply with the rules relating to management and staffing, fitness of premises and the conduct of specified services.

Changes in U.K. VAT rules.   We currently act as an agent in supplying healthcare staff, which, under U.K. law, requires us to charge VAT only on the amount of commission charged to the purchaser of flexible staff. The 2003 Regulations, insofar as they relate to VAT, came into effect in the United Kingdom on April 6, 2004 and could place an increased VAT burden on our company. The 2003 Regulations require employment agencies, including those supplying flexible healthcare staff, to enter into contractual relationships with the workers that they supply. Consequently, for VAT purposes, the flexible staff provider acts as principal, rather than agent. For non-medical staff, VAT is due on the total amount of the charges made by the flexible staff provider, including salary costs, rather than merely on its commission. This change may adversely affect our cash flow if we have to pay the increased VAT liability to the government before our customers have paid their fees to us. The law results in the provision of medical staff such as nurses being exempt from VAT. Pursuant to such exemption, we will be limited in the amount of VAT paid by us when we purchase goods and services that we can use to offset the VAT that we owe the government. There is a transition period of at least 18 months, which runs from April 6, 2004, during which businesses will be permitted to continue to act as "agent" in a VAT sense and therefore account for VAT under the existing rules.

NHS Initiatives

Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

In recent years, the NHS has divided England into eight regions. The NHS has required any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. Only those staffing companies that have met the quality standards set by the NHS and executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. We have entered into one or more Framework Agreements in each region of England. While the full impact of the Framework Agreements remains to be seen, it is possible that a long-term effect will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.

Another initiative undertaken by the NHS is its creation of NHS Professionals. NHS Professionals is an internal agency of the NHS that seeks to provide an efficient temporary staffing service for NHS hospitals and to reduce the dependence of the NHS on external agencies. NHS Professionals seeks to coordinate nurse banks operated by NHS hospitals with the intention of maintaining quality standards and controlling cost across all NHS nurse banks.

If the NHS were to significantly reduce its use of our services (by, for example, the greater utilization of NHS Professionals), negotiate lower prices or change its policy on private-sector involvement, it could have a material adverse effect on our business, financial condition and results of operations. However, there is currently a shortage of nurses within the United Kingdom, leading not only to the high use of flexible nurses but also to NHS hospitals seeking to employ nurses from overseas on a permanent and temporary basis.

Insurance

We maintain general liability insurance, professional liability insurance and excess liability coverage that provide coverage in the event that a claim is brought against us alleging negligence, product liability or similar legal theories. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. Our insurance policies must be renewed annually.

Item 2.    Properties

We lease 97 facilities in the United Kingdom, of which 29 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See "Operating Leases" in Note 13 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2004.)

Item 3.    Legal Proceedings

On April 13, 1998, one of our shareholders, purporting to sue derivatively on our behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleges that certain of our officers and directors, and Hyperion Partners II L.P., breached fiduciary duties owed to us and our shareholders, in connection with a transaction, approved by a vote of our shareholders on March 17, 1998, in which we were to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. The action seeks injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. The transaction subsequently closed and the plaintiff has, on numerous occasions, stipulated to extend the defendants' time to respond to this suit.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on September 9, 2004. At the annual meeting, our holders of common stock voted upon the following matters:

(1)    the election of seven directors;

(2)    the approval of an amendment to our certificate of incorporation that increased the numbers of shares of common stock that we are authorized to issue from 62 million shares to 80 million shares; and

(3)    the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ended September 30, 2004.

At the annual meeting of shareholders, all seven directors named in our proxy statement were elected and the other proposals were approved by the shareholders.

The voting results with respect to each proposal are set forth below:

Proposal	For	Against	Authority Withheld	Abstentions and Broker Non-Votes
No. 1 (election of directors)
Timothy M. Aitken	34,859,413	—	5,153,135	—
Sarah L. Eames	34,883,140	—	5,139,408	—
G. Richard Green	39,687,509	—	335,039	—
David J. Macfarlane	34,874,040	—	5,148,508	—
Wayne Palladino	34,841,113	—	5,181,435	—
Jeffrey S. Peris	39,687,509	—	335,039	—
Scott A. Shay	34,890,140	—	5,132,468	—
No. 2 (amendment to certificate of incorporation)	39,791,960	190,453	—	40,135
No. 3. (ratification of Deloitte & Touche LLP)	39,941,268	41,900	—	39,380

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 23, 2004, our common stock has traded on the Nasdaq National Market under the symbol "AHCI." From April 30, 1999 until February 20, 2004, our common stock traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales price of our common stock, as reported by the Nasdaq National Market or the American Stock Exchange, as appropriate:

PERIOD	HIGH	LOW
Year Ended September 30, 2003:
First Quarter	$5.35	$4.00
Second Quarter	4.54	3.47
Third Quarter	4.15	3.15
Fourth Quarter	4.45	3.40

Year Ended September 30, 2004:
First Quarter	$6.46	$3.88
Second Quarter	10.70	6.15
Third Quarter	9.88	4.41
Fourth Quarter	5.90	4.19

Year Ended September 30, 2005:
First Quarter (through December 10, 2004)	$5.97	$4.85

We have neither declared nor paid any dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Any future payment of dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial position, cash flows, capital requirements and other relevant considerations, including the extent of our indebtedness and any contractual restrictions with respect to the payment of dividends.

Under the terms of our new senior credit facility, our U.K. subsidiaries generally are prohibited from paying dividends or making other cash distributions to us. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments."

As of December 10, 2004, there were approximately 195 shareholders of record of our common stock. This number does not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2004, we did not repurchase any of our equity securities.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2004, 2003 and 2002 and as of September 30, 2004 and 2003 is derived from audited financial statements that appear elsewhere in this Form 10-K. The financial information for the years ended September 30, 2001 and 2000 and as of September 30, 2002, 2001 and 2000 is derived from audited financial statements that do not appear in this Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

All data in the following table is in thousands, except for per share data.

Year Ended September 30,
2004	2003	2002	2001	2000
Financial Data:
Total revenues	$325,298	$294,379	$242,828	$138,041	$119,925
Gross profit	93,171	81,323	66,079	42,491	40,654
Selling, general and administrative expenses	63,544	53,648	48,847	(5)	32,514	44,563
Impairment of long-lived assets	—	—	—	—	15,073	(8)
Restructuring charge	—	—	—	—	1,288	(9)
Legal settlements, net	—	—	—	—	5,082	(10)
General and administrative expense related to mail-order operations	—	—	—	3,883	—
Losses due to sale of subsidiary	—	—	—	354	—
Operating income (loss)	29,627	27,675	17,232	5,740	(25,352)
Interest expense, net	13,727	(4)	11,279	13,472	(6)	8,433	9,014	(6)
Gain on settlement of PIK interest	—	—	(5,143	) (7)	—	—
Foreign exchange loss	184	18	19	400	—
Provision for (benefit from) income taxes(1)	5,847	4,910	4,971	24,117	(7,756)
Equity in income of and interest income earned from U.K. subsidiaries(2)	—	—	—	—	1,101
Minority interest	—	—	120	22	(70)
Income (loss) from continuing operations	9,869	11,468	3,793	(27,232)	(25,439)
Income from discontinued operations	—	503	1,001	620	495
Net income (loss)	9,869	11,971	4,794	(26,612)	(24,944)
Redeemable preferred dividend, conversion fees and accretion(3)	7,020	4,005	1,016	—	—
Net income (loss) available to common stockholders	$2,849	$7,966	$3,778	$(26,612)	$(24,944)
Basic and diluted income (loss) per share of common stock from:
Income (loss) from continuing operations	$0.10	$0.34	$0.15	$(1.57)	$(1.45)
Income from discontinued operations	—	0.02	0.05	0.04	0.03
$0.10	$0.36	$0.20	$(1.53)	$(1.42)
Weighted average number of common shares outstanding:
Basic	27,419	21,962	18,565	17,408	17,551
Diluted	28,104	22,304	18,932	17,408	17,551

	September 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$13,468	$24,781	$25,918	$25,178	$31,141
Accounts receivable, net	31,263	35,745	32,113	27,888	19,821
Goodwill	206,110	183,703	123,514	105,542	86,470
Total assets	282,394	311,668	268,113	248,073	183,746
Total debt	64,778	165,378	148,530	180,781	93,483
Total shareholders' equity	186,977	75,163	53,943	36,354	63,031

(1)	Prior to 2001, we had been committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of our ownership interest in our U.K. subsidiaries, to generate sufficient taxable income to realize our U.S tax net operating losses prior to their expiration. While we believed that we would realize the value of our tax losses, developments in 2001, including the continued expansion of our U.K. operations, had increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy that may not align with our current business strategy. These uncertainties impaired our ability to determine whether it was more likely than not that our deferred tax assets would be realized. Accordingly, in fiscal 2001, a full valuation allowance for all remaining U.S. deferred tax assets was provided.

(2)	Simultaneously with the execution of our Senior Credit Facility and Mezzanine Loan in December 1999, our subsidiary, Allied Healthcare Group Limited (f/k/a Transworld Holdings (UK) Limited) ("Allied Healthcare (UK)"), issued promissory notes to certain investors. We granted the holders of these promissory notes significant veto and approval rights with respect to the operations of our U.K. subsidiaries and we entered into a voting trust agreement in which we agreed that we would be allowed to nominate only two of the five directors of another subsidiary, Allied Healthcare Holdings Limited (f/k/a Transworld Healthcare (UK) Limited) ("Allied Holdings"), with one director being a designee of the holders of the promissory notes of Allied Healthcare (UK) and two directors being independent. Since holders of the promissory notes issued by Allied Holdings had significant veto and approval rights and since we no longer controlled a majority of the board of directors of Allied Holdings, we were no longer able to consolidate our U.K. subsidiaries into our financial statements even though we owned, directly or indirectly, 100% of the outstanding shares of their stock. Accordingly, we began accounting for the investment in our U.K. subsidiaries under the equity method, retroactive to October 1, 1999. During the second quarter of fiscal 2000, Allied Holdings amended its articles of association to provide that our designee to the board of directors had the right to resolve any tie votes of the board of directors and certain agreements relating to the promissory notes of Allied Healthcare (UK) were amended to limit the veto and approval rights of the holders thereof. These amendments enabled us to consolidate our U.K. subsidiaries as of January 1, 2000.

(3)	Reflects the accrual of dividends on our Series A preferred stock and accretion costs related to the issuance of our Series A preferred stock in our fiscal 2002 reorganization (the "Reorganization"). In addition, fiscal 2004 includes conversion fees of $2.0 million paid to the holders of our Series A preferred stock in connection with the Public Offering and write-off of $1.7 million of the remaining issuance costs.

(4)	For the year ended September 30, 2004, we recorded a charge of $4.2 million related to the write-off of deferred financing fees and unamortized debt discount associated with the Recapitalization Plan.

(5)	For the year ended September 30, 2002, we recorded a non-cash charge of $4.2 million for the issuance of shares of common stock to senior management (see "Item 11—Executive Compensation—The Bonus Share Issuance and Related Transactions") and $1.6 million related to the exchange of employees' redeemable shares in our U.K subsidiary for shares of our common stock, using the net exercise method, in the Reorganization. We also recorded a net charge of $0.7 million for the year ended September 30, 2002, which mainly related to the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

(6)	Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 145, which addressed gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications and accordingly recorded a charge of $0.9 million in interest expense for the year ended September 30, 2002. We also reclassified $1.2 million to interest expense that had been recorded as an extraordinary item in fiscal 2000. Both charges relate to the write-off of deferred financing costs associated with the early extinguishment of debt.

(7)	In the Reorganization, accrued and unpaid interest owed to the holders of notes issued by one of our U.K. subsidiaries was satisfied by the issuance of shares of our common stock. We recorded a gain of $5.1 million for the year ended September 30, 2002 in connection with this transaction.

(8)	We recorded a charge for impairment of long-lived assets of $15.1 million in the year ended September 30, 2000. The charge related to the write-down of assets, mainly goodwill, to their fair value of $12.4 million for our U.S. mail-order operations and $2.7 million for Amcare Limited, a distributor of specialty pharmaceutical and medical supplies. We have since divested both our U.S. mail-order operations and Amcare Limited.

(9)	We recorded a $1.3 million restructuring charge related to exiting our U.S. mail-order operations in the year ended September 30, 2000.

(10)	We recorded a net charge of $5.1 million related to legal settlements in the year ended September 30, 2000.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the U.K. healthcare industry as measured by revenues, market share and number of staff. As of September 30, 2004, we operated an integrated network of 125 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides. We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 25,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

Recent Developments

On July 7, 2004, we consummated the Public Offering and issued 14,500,000 shares of our common stock. Each share was sold to the public at a price of $4.90 per share. We realized approximately $65.7 million in net proceeds from the Public Offering. This amount, together with the initial borrowings available under the new senior credit facility described below, were used (i) to repay amounts advanced to us under the then outstanding Senior Credit Facility and the Mezzanine Loan; (ii) to pay accrued but unpaid dividends on our then outstanding shares of Series A preferred stock; and (iii) to pay a conversion fee to the holders of the Series A preferred stock. Any remaining amounts from the initial borrowings will be used for general corporate purposes and acquisitions.

Prior to the consummation of the Public Offering, we entered into conversion agreements (the "Conversion Agreements") with all of the holders of our Series A preferred stock. Such holders (who collectively owned 7,773,660 of Series A preferred stock) agreed to convert their shares into a like number of shares of common stock upon the consummation of the Public Offering in return for the payment of accrued but unpaid dividends and conversion fees in the aggregate amount of $9.4 million. Pursuant to the Conversion Agreements, on July 7, 2004, all 7,773,660 then outstanding shares of Series A preferred stock were converted into a like number of shares of common stock and we paid an aggregate of $9.4 million for accrued but unpaid dividends and conversion fees.

On July 19, 2004, our U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), obtained financing denominated in pounds sterling consisting of a £50 million multicurrency new senior credit facility (the "New Senior Credit Facility"). Additionally, subject to the terms of the New Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The New Senior Credit Facility (together with approximately $65.7 million of the net proceeds of the Public Offering) refinanced our existing Senior Credit Facility and the Mezzanine Loan, both of which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of another of our subsidiaries, Allied Healthcare Group Limited, and certain of its subsidiaries, as well as our guarantee of the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	a £30 million term loan A that matures on July 19, 2009; and

•	a £20 million revolving loan B that matures on July 19, 2009.

Repayment of the term loan A commences on January 19, 2005 and continues semi-annually until final maturity. Repayment of revolving loan B shall be on the last day of its interest period. Both the A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2004, we have outstanding borrowings of $54.0 million and $9.0 million relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.66%.

The New Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement, which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the New Senior Credit Facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests in the assets of certain of our U.K subsidiaries;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to our company by our subsidiaries);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2004, we were in compliance with such covenants.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2004. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2004 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Contingencies

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, in cash, in the form of contingent consideration dependent upon future earnings of such acquired entities. See Notes 3 and 13 of the Notes to Consolidated Financial Statements for the year ended September 30, 2004.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for over 97.6% of our company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Year Ended September 30, 2004 vs. Year Ended September 30, 2003

Revenues

Total revenues for the year ended September 30, 2004 were $325.3 million compared to $294.4 million for the year ended September 30, 2003, an increase of $30.9 million or 10.5%. This increase was mainly due to the favorable effects of changes in foreign exchange ($34.7 million), acquisitions in the social service sector ($6.3 million) and internal growth in the social service sector and in our respiratory, medical equipment and supplies operations. This increase was offset by a decrease in revenues due to changes to NHS quality standards, causing fewer of our workers to be available for placement with the NHS while the necessary training certificates, immunizations and criminal record checks required by these standards were obtained, and the expansion of the NHS Professionals to encompass more healthcare workers. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $11.9 million to $93.2 million for the year ended September 30, 2004 from $81.3 million for the year ended September 30, 2003, an increase of 14.6%. The favorable effects of changes in foreign exchange accounted for $9.9 million of the increase. As a percentage of total revenue, gross profit for the year ended September 30, 2004 increased to 28.6% from 27.6% for the comparable prior period. Gross margins for patient services increased (28.2% for the year ended September 30, 2004 versus 27.3% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers. Gross margins in respiratory, medical equipment and supplies sales increased (45.5% for the year ended September 30, 2004 versus 43.4% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $9.9 million to $63.5 million for the year ended September 30, 2004 from $53.6 million for the year ended September 30, 2003, an increase of 18.4%. Changes in foreign exchange accounted for $6.2 million of this increase. The remaining increase was mainly a result of higher levels of overhead costs due principally to increased expenditures on quality assurance audit programs to ensure compliance with changes to legislation ($1.1 million), acquisitions ($0.6 million), compensation charges for key executives to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the fiscal 2002 Reorganization as well as a special compensation charge ($1.9 million) and fees associated with migrating the trading of our shares of common stock from the American Stock Exchange to the Nasdaq National Market ($0.1 million). We do not anticipate incurring further compensation expense related to the Reorganization.

Interest Income

Total interest income for the year ended September 30, 2004 was $0.9 million compared to $2.0 million for the year ended September 30, 2003, which represents a decrease of $1.1 million. The decrease was attributable to a lower level of funds invested and was partially offset by favorable effects of changes in foreign exchange ($0.1 million).

Interest Expense

Total interest expense for the year ended September 30, 2004 was $14.6 million compared to $13.3 million for the year ended September 30, 2003, which represents an increase of $1.3 million. This increase was principally attributable to the write-off of $4.2 million of deferred financing fees and unamortized debt discount associated with the refinancing of the Senior Credit Facility and $1.6 million related to changes in foreign exchange. This increase was partially offset by reduced bank debt in the fiscal year ended September 30, 2004, the recording of a $0.5 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement in the fiscal year ended September 30, 2004 as compared to a $0.2 million benefit recorded in the fiscal year ended September 30, 2003, and the write-off of debt discount of $0.6 million associated with the repayment of loan notes in the year ended September 30, 2003.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $5.8 million or 37.2% of income before income taxes for the year ended September 30, 2004, compared to a provision of $4.9 million or 30.0% of income before income taxes and discontinued operations for the year ended September 30, 2003. Included in the tax provision for the year ended September 30, 2003 is a benefit related to the reversal of an estimated income tax liability ($1.9 million) for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $6.8 million or 41.4% of income before income taxes and discontinued operations for the year ended September 30, 2003. The difference in the effective tax rate from the year ended September 30, 2003 to the year ended September 30, 2004 is mainly due to the ratio of U.S. pre-tax losses to consolidated pre-tax income as our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S. and permanent differences in the U.K.

Discontinued Operations and Gain on Sale of Subsidiaries

Discontinued operations resulted in income of $0.5 million for the year ended September 30, 2003. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8.5 million in cash. Home Healthcare, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," our company has accounted for Home Healthcare as a discontinued operation.

The following table presents the financial results of the discontinued operations during our fiscal year ended September 30, 2003 (dollars in thousands, other than per share data):

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

Net Income

As a result of the foregoing, we recorded net income of $9.9 million for the year ended September 30, 2004 compared to net income of $12.0 million for the year ended September 30, 2003.

Series A Preferred Stock

For the year ended September 30, 2004, we accrued $2.9 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $ 0.4 million of costs related to the issuance of our Series A preferred stock. As further discussed under "Recent Developments" above, on July 7, 2004, all of the Series A preferred stock was converted into a like number of shares of common stock. In connection with the conversion, we paid conversion fees of $2.0 million to the holders of the Series A preferred stock and wrote off $1.7 million of the remaining issuance costs. For the year ended September 30, 2003, we accrued $3.5 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.5 million of costs related to the issuance of our Series A preferred stock.

Year Ended September 30, 2003 vs. Year Ended September 30, 2002

Revenues

Total revenues for the year ended September 30, 2003 were $294.4 million compared to $242.8 million for the year ended September 30, 2002, an increase of $51.6 million or 21.2%. This increase relates primarily to the growth of our flexible staffing operations as a result of internal growth ($11.0 million) and acquisitions ($15.6 million) as well as internal growth in our U.K. respiratory, medical equipment and supplies operations ($1.0 million). Favorable effects of changes in foreign exchange accounted for $24.0 million of the increase.

Gross Profit

Total gross profit increased by $15.2 million to $81.3 million for the year ended September 30, 2003 from $66.1 million for the year ended September 30, 2002, an increase of 23.1%. The favorable effects of changes in foreign exchange accounted for $6.6 million of the increase. As a percentage of total revenue, gross profit for the year ended September 30, 2003 increased to 27.6% from 27.2% for the comparable prior period. Gross margins for patient services increased (27.3% for the year ended September 30, 2003 versus 26.9% for the comparable prior period). Gross margins in respiratory, medical equipment and supplies sales increased (43.4% for the year ended September 30, 2003 versus 41.7% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $4.8 million to $53.6 million for the year ended September 30, 2003 from $48.8 million for the year ended September 30, 2002, an increase of 9.8%. The increase was mainly a result of higher level of overhead costs in our operations due principally to acquisitions and internal growth ($8.3 million), higher level of overhead costs in the U.S. corporate office as well as charges associated with the exercise of employee stock options ($1.3 million), and changes in foreign exchange ($4.0 million). This increase was partially offset by the effects of recording, for the year ended September 30, 2002, a non-cash charge of $5.8 million representing $4.2 million for the issuance of shares of our common stock to senior management and $1.6 million related to the exchange of employees' redeemable shares (options) in Allied Holdings for shares of our common stock, using the net exercise method in the Reorganization, a $2.3 million charge representing certain tax equalization bonuses paid to senior management for the reimbursement of income taxes incurred as a result of share issuances and a net charge of $0.7 million principally reflecting the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our operations.

Interest Income

Total interest income for the year ended September 30, 2003 was $2.0 million compared to $3.0 million for the year ended September 30, 2002, which represents a decrease of $1.0 million. The decrease was attributable to a lower level of funds invested as well as decreases in interest rates and was partially offset by favorable effects of changes in foreign exchange ($0.2 million).

Interest Expense

Total interest expense for the year ended September 30, 2003 was $13.3 million compared to $16.5 million for the year ended September 30, 2002, which represents a decrease of $3.2 million. Excluding the $1.1 million increase due to the effect of foreign exchange, the actual decrease in interest expense was $4.3 million. The decrease was principally attributable to the exchange of accrued and unpaid interest on the Notes of Allied Healthcare Group Limited for shares of our company's common stock as part of the Reorganization ($2.6 million). The decrease was also attributable to reduced bank debt as well as a reduction in interest rates. The decrease was partially offset by the recording of a $0.2 million charge related to a change in the fair value of our interest rate cap and floor collar agreement.

Gain on Settlement of Paid in Kind Interest

We recognized a gain of $5.1 million for the year ended September 30, 2002 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare Group Limited in exchange for new shares of our common stock.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $4.9 million or 30.0% of income before income taxes and discontinued operations for the year ended September 30, 2003 versus a provision of $5.0 million, or 56.0% of income before income taxes, minority interest and discontinued operations for the year ended September 30, 2002. Included in the tax provision for the year ended September

30, 2003 is a benefit related to the reversal of an estimated income tax liability ($1.9 million) for a business that was previously discontinued and no longer has any tax liabilities. Excluding this benefit, the provision for income taxes would have been $6.8 million or 41.4% of income before income taxes and discontinued operations for the year ended September 30, 2003. The difference between the 41.4% effective tax rate for the year ended September 30, 2003 and the statutory tax rate is primarily due to our recording of an additional valuation allowance for the tax benefit associated with the current year's U.S. operating loss.

Minority Interest

We reported a charge for minority interest of $0.1 million in the year ended September 30, 2002. The minority interest represented the 1,050,000 shares of class A1 common stock of Allied Holdings issued as part of the consideration in our acquisition of Nightingale Nursing Bureau Limited. In the Reorganization, we acquired these shares and the U.K. operations became wholly owned by our company.

Discontinued Operations and Gain on sale of Subsidiaries

Discontinued operations resulted in income of $0.5 million for the year ended September 30, 2003 compared to income of $1.0 million for the year ended September 30, 2002. On April 16, 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8.5 million in cash. Our home healthcare operations, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have accounted for our U.S. home healthcare operations as a discontinued operation. The following table presents the financial results of the discontinued operations (dollars in thousands):

	Year Ended September 30,
	2003	2002
Revenues:
Net infusion services	$6,685	$12,373
Net respiratory, medical equipment and supplies	2,479	4,697
Total revenues	9,164	17,070
Cost of revenues:
Infusion services	5,159	9,068
Respiratory, medical equipment and supplies	1,438	2,292
Total cost of revenues	6,597	11,360

Selling, general and administrative expenses	2,583	4,709
Gain on sale of subsidiaries, net of tax	(1,294)	—
Tax on gain on sale of subsidiaries	775	—
Income from discontinued operations	$503	$1,001
Diluted income per share from discontinued operations	$0.02	$0.05

Net Income

As a result of the foregoing, we recorded net income of $12.0 million for the year ended September 30, 2003 compared to net income of $4.8 million for the year ended September 30, 2002.

Series A Preferred Stock

For the year ended September 30, 2003, we accrued $3.5 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.5 million of costs related to the issuance of our Series A preferred stock. For the year ended September 30, 2002, we accrued $1.0 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.1 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For our fiscal year ended September 30, 2004, we generated $23.6 million from operating activities. Cash requirements for our fiscal year ended September 30, 2004 for capital expenditures ($7.8 million), payments for acquisitions and acquisitions payable ($10.7 million), payments for costs associated with the issuance of common stock and financing fees ($6.2 million), payments for accrued dividends and conversion fees ($9.4 million), payments on long-term debt ($148.3 million) and payments on notes payable ($38.7 million) were met through operating cash flows, restricted cash, proceeds from the Public Offering, proceeds from the New Senior Credit Facility and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2004, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2003.

On December 2, 2003, Mr. Aitken, our chairman of the board, and Ms. Eames, who was then serving as our chief executive officer, repaid in full the principal and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $0.6 million and $0.4 million, respectively. The loans were repaid by delivery to our company of 103,596 and 73,459 shares of our company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by our company as treasury shares. Our company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which were less than $0.2 million in the aggregate.

We believe our existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2004 and September 30, 2003, $31.3 million (11.1%) and $35.7 million (11.5%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from 2003 to 2004 is mainly due to improvements in credit controls to ensure cash collections on a timely basis.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2004 and September 30, 2003, our average DSOs were 33 and 41, respectively.

Borrowings

General

As further described above under "Recent Developments," on July 19, 2004, our company's U.K. subsidiary, Allied Holdings, obtained financing denominated in pounds sterling consisting of a £50 million ($90.0 million) multicurrency New Senior Credit Facility. As of September 30, 2004, we had £35.0 million ($63.0 million) of borrowings under the New Senior Credit Facility.

Notes Due in Connection with Acquisitions

In fiscal 2004, we repaid, through Allied Holdings, notes payable of $38.7 million issued in connection with the acquisition of certain U.K. flexible staffing agencies. In fiscal 2003, we repaid, through Allied Holdings, notes payable of $19.4 million issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote off $0.6 million of related debt discount. The notes payable were secured by the lender under our Senior Credit Facility, who required us to keep an amount on deposit for the sole purpose of repaying the notes payable.

At September 30, 2004, we had one outstanding note payable of $1.8 million that bore interest at a rate of 5.25%. At September 30, 2003, we had outstanding notes payable of $37.7 million that bore interest at rates ranging from 2.65% to 5.25%. The related cash restricted to the payment of such notes has been classified as current in the accompanying Consolidated Balance Sheets.

Guarantees

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At September 30, 2004, the amounts guaranteed, which approximates the amounts outstanding, totalled $63.0 million.

Our U.K. subsidiaries guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under our previous Senior Credit Facility, the Mezzanine Loan and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At September 30, 2003, the amounts guaranteed, which approximated the amounts outstanding, totalled $166.8 million.

Derivative Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a new Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90.4 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.3 million at September 30, 2004 and a liability of $0.2 million at September 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

Series A Preferred Stock

In the Reorganization, we issued 7,773,660 shares of our Series A preferred stock with an aggregate liquidation preference of £22.3 million ($35.2 million at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,287,000 ordinary shares of Allied Holdings.

Pursuant to the Conversion Agreements, the holders of all 7,773,660 outstanding shares of Series A preferred stock converted their shares of Series A preferred stock into a like number of shares of our common stock upon the consummation of the Public Offering. We paid to the holders of the Series A preferred stock an aggregate of $7.4 million in accrued and unpaid dividends and $2.0 million in conversion fees in connection with the conversion. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement relating to the Public Offering, the shares of our common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to us. The portion of the conversion fee to be repaid to us shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180.

Commitments

Acquisition Agreements

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $10.5 million as of September 30, 2004, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

See "Item 11—Executive Compensation—Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

Operating Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," "Commitments—Acquisition Agreements," and "Commitments—Operating Leases" above, the following table summarizes our contractual cash obligations as of September 30, 2004 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2005	$12,595	$2,203	$9,522	$24,320
2006	10,796	1,812	2,338	14,946
2007	10,796	1,489	—	12,285
2008	10,796	1,008	—	11,804
2009	19,795	925	—	20,720
Thereafter	—	2,050	—	2,050
	$64,778	$9,487	$11,860	$86,125

(1)	These amounts do not include interest payments.

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of September 30, 2004. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

Miscellaneous

Acquisitions

In fiscal 2004, we acquired a total of 8 flexible staffing agencies for approximately $8.6 million in cash. As of September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10.5 million in contingent consideration dependent upon future earnings of the acquired entities.

The preliminary purchase price allocations for the fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the Consolidated Balance Sheet at September 30, 2004; however, the changes are not expected to have a material effect on our Consolidated Financial Statements.

In fiscal 2003, we acquired a total of 7 flexible staffing agencies for approximately $8.8 million in cash and the issuance of 670,000 shares of our common stock. The transactions included provisions to pay additional amounts, payable by combination of cash and shares of our common stock, of up to $21.0 million in contingent consideration dependent upon future earnings of the acquired entities. Of the $21.0 million in contingent consideration, $6.1 million was unearned and will not be required and $1.3 million was earned and paid in fiscal 2003. As such, at September 30, 2003, an aggregate of $13.6 million was payable dependent upon further earnings of the acquired entities. Of the $13.6 million in contingent consideration, $12.0 million was unearned and will not be required and the remaining balance was earned and paid in fiscal 2004.

Further, in fiscal 2003, we completed the purchase price allocation for one of our fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $2.9 million, $1.4 million and $2.2 million, respectively, with the remaining portion of $6.6 million attributable to goodwill. In fiscal 2004, we completed the purchase price allocation for our remaining fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $0.4 million, $1.2 million and $0.4 million, respectively, with the remaining portion of $5.1 million attributable to goodwill.

In fiscal 2002, we acquired a total of 6 flexible staffing agencies for approximately $2.2 million in cash. The transactions included provisions to pay additional amounts, payable in cash, of up to $5.6 million in contingent consideration dependent upon future earnings of the acquired entities. Of the $5.6 million in contingent consideration, $4.4 million was earned and paid in fiscal 2003. The remaining amount of contingent consideration of $1.2 million was unearned and will not be required.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

Disposition

On April 16, 2003, we disposed of the last of our U.S. operations when we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc., for approximately $8.5 million in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement. For a discussion of the revenues and costs of operations of our discontinued operations, see Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2004.

Litigation

See "Item 3—Legal Proceedings."

Contingencies

Some of our subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may have requested an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of these subsidiaries are currently responding to these audits and pursuing appeal rights in certain circumstances.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at September 30, 2004, have recorded an accrual of $0.7 million to cover our estimated exposure related to these matters. We believe that these matters, including the derivative suit described in "Item 3—Legal Proceedings," should not have a material adverse impact on our financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

See "Recent Accounting Pronouncements" in Note 2 of the Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. dollar denominated sales in the U.K., where the principal currency is pounds sterling, and to pounds sterling debt-denominated obligations. See "Interest Rate Risk" below for debt obligations, principal cash flows and related weighted average interest rates by expected maturity dates. Currently, we do not hedge foreign currency exchange rate exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and our U.K. subsidiaries' July 19, 2004 financing, which includes the New Senior Credit Facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact our consolidated results of operations or cash flows for our variable rate New Senior Credit Facility and cash equivalents.

On March 20, 2003, we entered into a Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90.0 million of our floating rate debt in a contract, which expires March 20, 2008. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.3 million at September 30, 2004 and a liability of $0.2 million at September 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

As of September 30, 2004, we had one note payable in the aggregate principal amount of $1.8 million outstanding. This note was issued in connection with the acquisition of a U.K. flexible staffing agency. The note payable is redeemable, at the holder's option, and bears interest at a rate of 5.25 % per annum at September 30, 2004. The table below represents the expected maturity of our variable rate debt (dollars in thousands). Such debt had a weighted average interest rate at September 30, 2004 of LIBOR plus 0.8%.

Fiscal	Expected Maturity
2005	$10,796
2006	10,796
2007	10,796
2008	10,796
2009	19,795
Thereafter	—
$62,979

The interest rate on our company's bank debt is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at September 30, 2004.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and required financial statement schedules of our company begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004.

Under the rules of the Securities and Exchange Commission, "disclosure controls and procedures" are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.    Under the rules of the Securities and Exchange Commission, "internal control over financial reporting" is defined as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There have not been any changes in our "internal control over financial reporting" during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our Directors and Officers

The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Timothy M. Aitken	60	Chairman of the Board and Chief Executive Officer
Sarah L. Eames	46	Executive Vice President and Director
Charles F. Murphy	51	Chief Financial Officer
Leslie J. Levinson	49	Secretary
G. Richard Green	65	Director
David J. Macfarlane	58	Director
Wayne Palladino	46	Director
Jeffrey S. Peris	58	Director
Scott A. Shay	47	Director

Certain biographical information regarding each director and officer is set forth below:

Timothy M. Aitken has served as chairman of the board of our company since January 1997 and as chief executive officer of our company since November 2004. He also served as chief executive officer of our company from January 1997 until January 2004. Prior to joining our company, Mr. Aitken served as an independent consultant to the healthcare industry from November 1995 until January 1997. From June 1995 until November 1995, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California-based home healthcare company. He also served as chairman of the board of Omnicare plc from September 1993 until its acquisition by our company. From 1990 until June 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

Sarah L. Eames has served as a director of our company since June 2002 and as executive vice president of our company since November 2004. She served as chief executive officer of our company from January 2004 until November 2004, as chief operating officer of our company from June 2001 until November 2004, and as president of our company from May 1998 until November 2004. She was executive vice president of business development and marketing of our company from June 1997 to May 1998. Prior to joining our company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 until November 1995, Ms. Eames served as vice president of marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 until June 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

Charles F. Murphy served as acting chief financial officer of our company from May 2003 until March 2004, at which time he assumed the title of chief financial officer. From October 1999 to May 2003, Mr. Murphy served as chief financial officer of our company's U.K. operations. From 1997 to 1999, Mr. Murphy was a principal of Visual Networks Limited, a technology company. From 1994 to 1997, he was finance director of Exceler Healthcare Group, a nursing home company. From 1987 to 1994, Mr. Murphy was a partner at Pricewaterhouse LLP, an accounting firm.

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

G. Richard Green has been a director of our company since August 1998. Mr. Green has been the chairman since 1987 and a director since 1960 of J.H. & F.W. Green Ltd., a conglomerate based in the

United Kingdom. Since 1960, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries. Mr. Green was also a director of Abbey Healthcare Group, Inc. from 1991 to 1995.

David John Macfarlane has been a director of our company since June 2002. Mr. Macfarlane is of counsel to Ashurst, a law firm in London, where he has worked since 1986. Ashurst has provided legal services to our company, including during the fiscal year ended September 30, 2004. Mr. Macfarlane is also a director of Platinum Investment Trust plc, a U.K.-based investment trust that is listed on the London Stock Exchange.

Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he currently serves as principal and a director of client and portfolio services. From August 2000 until June 2002, he was a senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 to September 1996, senior vice president of our company from September 1996 to August 2000 and chief financial officer of our company from February 1991 to August 2000.

Jeffrey S. Peris has been a director of our company since May 1998. Dr. Peris has been the vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a pharmaceutical company, since May 2001. Dr. Peris was the vice president of business operation of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources and corporate communications, from April 1998 until May 2001. Dr. Peris was a management consultant to various Fortune 100 companies from May 1997 until April 1998. From 1972 until May 1997, Dr. Peris was employed by Merck Co., Inc., a pharmaceutical company, where he served as the executive director of human resources from 1985 until May 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

Scott A. Shay has been a director of our company since January 1996 and served as acting chairman of the board of our company from September 1996 until January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc., a private investment advisor and management company, since its formation in 1988. Mr. Shay currently serves as the chairman of the board of Signature Bank, a subsidiary of Bank Hapoalim, and is currently a director of Bank Hapoalim B.M., in Tel Aviv, Israel, and Super Derivatives, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners II L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc., where he was employed from 1980 to 1988.

All directors of our company are elected by the shareholders for a one-year term and hold office until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are chosen by and serve at the discretion of the board of directors, subject to any applicable employment contracts. There are no family relationships among our directors and officers.

All directors who are not employees of our company are entitled to receive a fee of $10,000 per annum, plus reimbursement of expenses incurred as a result of acting as a director or as a member of any committee of our board of directors. In addition, Mr. Palladino is entitled to receive, for serving as chairman of the Audit Committee, an additional $6,000 per annum and $1,000 per Audit Committee meeting attended in person or by telephone conference call and Mr. Macfarlane is entitled to an additional director's fee of $10,000 per year for advising on U.K. governance and related matters.

Our board of directors has determined that G. Richard Green, David J. Macfarlane, Wayne Palladino and Jeffrey A. Peris are "independent directors," as such term is defined in the rules of the Nasdaq Stock Market.

Other than Timothy M. Aitken, Sarah L. Eames and Charles F. Murphy, none of our company's executive officers have employment agreements. For more information, see "Item 11—Executive Compensation—Employment Agreements; Termination of Employment and Change-in-Control Arrangements."

Meetings of the Board of Directors

The business of our company is managed under the direction of our board of directors. Members of the board of directors are informed about our company's affairs through various reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the board of directors and committee meetings by the chairman and other officers, and through other means. In addition, directors of our company discharge their duties throughout the year not only by attending board of directors' meetings, but also through personal meetings and other communications, including telephone contact with the chairman of the board and others regarding matters of interest and concern to our company.

During our fiscal year ended September 30, 2004, our company's board of directors held six formal meetings and acted by unanimous written consent in lieu of a meeting on five separate occasions. During our fiscal year ended September 30, 2004, no director attended fewer than 75% of the aggregate of the total number of meetings of the board and any committees on which he served.

Board Committees

The board of directors has an Audit Committee and a Compensation Committee but it does not have a nominating committee. The members of each committee are appointed by the board of directors.

Audit Committee.    The Audit Committee assists our board of directors in monitoring (1) the integrity of our financial statements, (2) the independence and qualifications of our independent auditors, and (3) the performance of our independent auditors and our internal audit functions. The current written charter for the Audit Committee was adopted by our board of directors on February 12, 2004 and is attached as an exhibit to the proxy statement relating to our 2004 annual meeting of shareholders.

The Audit Committee consists of Messrs. Macfarlane, Palladino and Peris. Mr. Palladino serves as chairman of the Audit Committee. All of the members of the Audit Committee are "independent directors," as such term is defined in the rules of the Nasdaq Stock Market. The board of directors has determined that Wayne Palladino is an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.

The Audit Committee was in session during each of the six formal meetings of our company's board of directors during our fiscal year ended September 30, 2004. The Audit Committee also held four formal meetings and acted by unanimous written consent on one occasion during that period.

Compensation Committee.    The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation Committee consists of Messrs. Green, Macfarlane and Peris. All of the members of the Compensation Committee are "independent directors," as such term is defined in the rules of the Nasdaq Stock Market.

The Compensation Committee was in session during each of the six formal meetings of our company's board of directors during our fiscal year ended September 30, 2004. The Compensation Committee also held one formal meeting during that period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the "Reporting Persons"). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based solely on a review of these reports received by us from the Reporting Persons and written representations from our directors and officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2004, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2004.

Code of Conduct

In September 2003, our board of directors adopted a Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer and our chief financial officer. As required by the regulations of the Securities and Exchange Commission, the Code of Conduct is designed to deter wrongdoing and to promote:

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

Item 11.    Executive Compensation.

The following table summarizes all compensation earned by or paid to our chief executive officer and each of the other most highly compensated executive officers of our company whose total annual salary and bonus compensation exceeded $100,000 in fiscal 2004 (the "Named Executive Officers") for services rendered in all capacities to our company in respect of our fiscal years ended September 30, 2004, 2003 and 2002. The titles given below the individuals' names in the chart below were the titles held by such individuals at the end of our 2004 fiscal year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
					Restricted Stock Awards($)	Securities Underlying Options (#)

Name and Principal Position	Fiscal Year	Salary	Bonus				All Other Compensation
Sarah L. Eames(1)	2004	$445,189	$300,000	(4)	—	300,000	$1,058,570	(10)
Chief Executive Officer,	2003	405,000	270,000	(5)	—	334,000	101,431	(11)
President and Chief Operating Officer	2002	365,000	3,049,793	(6)	—	—	7,800	(12)
Timothy M. Aitken(2)	2004	$253,369	$450,000	(7)	—	350,000	$91,645	(13)
Chairman of the Board	2003	420,000	230,000	(5)	—	384,000	170,063	(14)
	2002	380,000	4,214,592	(8)	—	—	9,000	(12)
Charles F. Murphy(3)	2004	$289,073	$53,781	(9)	—	—	$18,286	(12)
Chief Financial Officer	2003	90,096	80,085	(5)	—	99,000	6,127	(12)

(1)	Ms. Eames became chief executive officer of our company in January 2004, chief operating officer of our company in June 2001 and president of our company in May 1998. She stepped down from all such positions, and assumed the office of executive vice president of our company, in November 2004.

(2)	Mr. Aitken has served as chairman of the board of our company since January 1997 and as chief executive officer of our company since November 2004. He also served as chief executive officer of our company from January 1997 until January 2004.

(3)	Mr. Murphy became acting chief financial officer of our company in May 2003 and, in March 2004, assumed the title of chief financial officer of our company.

(4)	Paid in fiscal 2004 as a bonus for fiscal 2004. See "Item 13—Certain Relationships and Related Transactions—Other Transactions with Directors and Executive Officers."

(5)	Paid in fiscal 2004 as a bonus for fiscal 2003.

(6)	Consists of (a) $200,000 cash paid in fiscal 2002 as a bonus for fiscal 2001, (b) $250,000 cash paid in fiscal 2003 as a bonus for fiscal 2002, and (c) the value of shares of our common stock issued in the bonus share issuance described below and the related cash payment made to Ms. Eames to enable her to pay the income taxes arising from such issuance.

(7)	Consists of (a) $400,000 cash paid in fiscal 2004 as a bonus for fiscal 2004 and (b) $50,000 cash paid in fiscal 2005 as a bonus for fiscal 2004. See "Item 13—Certain Relationships and Related Transactions—Other Transactions with Directors and Executive Officers."

(8)	Consists of (a) $150,000 cash paid in fiscal 2002 as a bonus for fiscal 2001, (b) $200,000 cash paid in fiscal 2003 as a bonus for fiscal 2002, and (c) the value of shares of our common stock issued in the bonus share issuance described below and the related cash payment made to Mr. Aitken to enable him to pay the income taxes arising from such issuance.

(9)	Paid in fiscal 2005 as a bonus for fiscal 2004.

(10)	Of such amount, (a) $1,000,000 consists of special compensation paid to Ms. Eames for past services (see "Item 13—Certain Relationships and Related Transactions—Other Transactions with Directors and Executive Officers") and (b) the remainder consists of payment for a car allowance and the reimbursement of taxes incurred by Ms. Eames in December 2003 (see "The Bonus Share Issuance and Related Transactions" below).

(11)	Reflects payment for a car allowance of $8,450 and the reimbursement by the Company in fiscal 2004 of taxes of $92,981 incurred by Ms. Eames in connection with her exercise of 100,000 options in fiscal 2003.

(12)	Reflects payment for a car allowance.

(13)	Reflects payment for a car allowance and the reimbursement of taxes incurred by Mr. Aitken in December 2003 (see "The Bonus Share Issuance and Related Transactions" below).

(14)	Reflects payment of a car allowance of $9,750 and the reimbursement by the Company in fiscal 2004 of taxes of $160,313 incurred by Mr. Aitken in connection with his exercise of 150,000 options in fiscal 2003.

The Bonus Share Issuance and Related Transactions

Prior to our corporate reorganization (the "Reorganization") in July 2002, Mr. Aitken, Ms. Eames and others held redeemable shares in one of our U.K. subsidiaries. The holders of the redeemable shares other than Mr. Aitken and Ms. Eames exchanged their redeemable shares for shares of our common stock in the Reorganization on a tax-free basis. Had Mr. Aitken and Ms. Eames exchanged their redeemable shares for shares of our common stock in the Reorganization, they would have received 684,258 and 487,099 shares of our common stock, respectively, based on the number of redeemable shares held by them. However, just prior to the execution of the reorganization agreement, we learned that these officers would in fact, unlike the other holders of the redeemable shares, be liable for U.S. taxes if they exchanged their redeemable shares for shares of common stock in the reorganization.

In order to address this matter, Mr. Aitken and Ms. Eames surrendered their redeemable shares for nominal value and we issued to Mr. Aitken and Ms. Eames 684,258 shares of common stock

(valued at $2,463,329) and 487,099 shares of common stock (value at $1,753,556), respectively, as bonus shares, together with cash bonuses and loans in an amount roughly equal to the income taxes payable by them in respect of such share issuances (grossed-up to reflect the related cash bonuses). Accordingly, in fiscal 2002 we made cash bonus payments to Mr. Aitken and Ms. Eames in the amount of $1,401,263 and $846,237, respectively, and loaned Mr. Aitken and Ms. Eames the amount of $550,000 and $390,000, respectively. The cash bonus payments and loans from us to Mr. Aitken and Ms. Eames were used by them to pay their income taxes arising from the bonus share issuance. The payment of their respective promissory notes was secured by a pledge by each of Mr. Aitken and Ms. Eames of certain of their securities in our company.

On December 2, 2003, Mr. Aitken and Ms. Eames repaid in full the principal amount of and accrued interest on the promissory notes issued by them to our company in fiscal 2002. The principal and accrued interest repaid aggregated $590,500 and $418,718, respectively. The loans were repaid by delivery to us of 103,596 and 73,459 shares of our common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. We agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which were $83,395 and $51,421, respectively.

The following table sets forth certain information regarding options granted during fiscal 2004 to our Named Executive Officers pursuant to our 2002 Stock Option Plan. During fiscal 2004 we did not grant stock appreciation rights to any of our Named Executive Officers or any other employee. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

Option Grants in Fiscal 2004

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Sarah L. Eames	300,000	42.1%	$5.70	12/2/13	$1,075,410	$2,725,300
Timothy M. Aitken	350,000	49.1%	$5.70	12/2/13	$1,254,645	$3,179,516
Charles F. Murphy	—	—	—	—	—	—

(1)	Options were granted at an exercise price equal to the closing price of a share of our common stock on the Nasdaq National Market on the date of grant.

(2)	The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent our company's estimate or projection of future common stock prices.

The following table sets forth certain information with respect to our Named Executive Officers concerning the exercise of options by them during our fiscal year ended September 30, 2004 and unexercised options held by them as of September 30, 2004. We have never granted stock appreciation rights to any of our Named Executive Officers or any other employee.

Aggregate Option Exercises in Fiscal 2004
and 2004 Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) Exercisable/Unexercisable
Sarah L. Eames	—	—	644,666/139,334	$850,839/$185,181
Timothy M. Aitken	—	—	1,273,000/156,000	$1,071,940/$210,680
Charles F. Murphy	—	—	33,000/66,000	$32,990/$65,980

(1)	Calculated on the basis of $5.53 per share, the closing sale price of our common stock, as reported on the Nasdaq Stock Market on September 30, 2004, minus the exercise price.

Compensation of Directors

See "Item 10—Directors and Executive Officers of the Registrant—Our Directors and Executive Officers" with respect to compensation of non-employee directors.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

In September 2001, we entered into an employment agreement with Mr. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that our company will negotiate in good faith, commencing not less than 90 days prior to each anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken for fiscal 2005 is £250,000. Mr. Aitken's employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreement) of our company, Mr. Aitken or our company terminates his employment, then (1) all stock options in our company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001 we entered into an employment agreement with Ms. Eames, which was modified in November 2004. Pursuant to her employment agreement, as modified, Ms. Eames has agreed to serve as executive vice president of the Company until May 2006 at an annual salary of $200,000. Ms. Eames' employment agreement, as modified, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in our company held by Mr. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through May 2006.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

We have also entered into an employment agreement with Mr. Murphy. Our employment agreement with Mr. Murphy is terminable by either party on six month's notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy's salary is currently £165,000 (approximately $297,000).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Green, Macfarlane and Peris. None of such individuals has ever served as an officer or employee of our company or any of our subsidiaries nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2004 that requires disclosure under the rules of the Securities and Exchange Commission.

During the first part of fiscal 2004, our Compensation Committee consisted of Mr. Green, Frederick S. Moseley IV (who resigned from our board of directors on December 24, 2003) and Mr. Shay (who ceased to be a member of the Compensation Committee effective March 31, 2004). Mr. Shay, among others, is a control person of Hyperion Partners II, L.P., Hyperion TW Fund L.P., Hyperion TWH Fund LLC and Hyperion TWH Fund II LLC, each of which are principal shareholders of our company. Prior to January 1, 2004, Mr. Moseley held certain positions with and/or interests in Triumph Capital Group, Inc. and certain of its affiliates, including Triumph Partners III, L.P. (which has changed its name to Washington & Congress Capital Partners, L.P.) and Triumph III Investors, L.P. See "Item 13—Certain Relationships and Related Transactions" for a description of certain transactions between our company and Triumph Partners III, L.P. (which has changed its name to Washington & Congress Capital Partners, L.P.).

Stock Option Plans

1992 and 2002 Stock Option Plans

In July 1992, our board of directors and shareholders approved our 1992 Stock Option Plan. The 1992 Stock Option Plan, which is substantially similar to our 2002 Stock Option Plan discussed below, provided for the grant of options to key employees, officers, directors and non-employee independent contractors of our company. Effective with the adoption by our shareholders of our 2002 Stock Option Plan in June 2002, no further options may be granted under the 1992 Stock Option Plan. Outstanding options granted under the 1992 Stock Option Plan may be exercised in accordance with the terms of the 1992 Stock Option Plan.

In March 2002, our board of directors adopted, and in June 2002 our shareholders approved, our 2002 Stock Option Plan. Options granted under the 2002 Stock Option Plan may be either incentive stock options ("Incentive Options"), which are intended to meet the requirements of section 422 of the Internal Revenue Code of 1986, or options that do not qualify as Incentive Options (which we refer to as "Non-Qualified Options"). Under the 2002 Stock Option Plan, the Compensation Committee may grant (1) Incentive Options at an exercise price per share which is not less than the fair market value of a share of our common stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company) and (2) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of our common stock on the date on which such Non-Qualified Options are granted). The 2002 Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company). Under the 2002 Stock Option Plan, if an optionee's employment is terminated, the unexercised Incentive Options generally must be exercised within three months after termination. However, if the termination is due to the optionee's death or permanent disability, the option must be exercised within one year of the termination of employment. If we terminate the optionee's employment for cause, or if the optionee voluntarily terminates his employment, his options generally will expire as of the termination date. Any option granted under the 2002 Option Stock Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price.

Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by our company. Shares of common stock that are subject to options under the 2002 Stock Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 2002 Stock Option Plan.

As of September 30, 2004, an aggregate of 1,791,334 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 2002 Stock Option Plan and options to purchase an aggregate of 1,555,837 shares of our common stock were available for grant under such Plan. As of September 30, 2004, an aggregate of 855,000 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 1992 Stock Option Plan. No further options may be granted under our 1992 Stock Option Plan.

1997 Non-Employee Director Plan

In May 1997, our board of directors adopted the 1997 Option Plan for Non-Employee Directors (the "Director Plan"), pursuant to which 100,000 shares of our common stock were reserved for issuance upon the exercise of options granted to non-employee directors. The purpose of the Director Plan is to encourage ownership of common stock by non-employee directors of our company whose continued services are considered essential to our company's future progress and to provide them with a further incentive to remain as directors of our company. The Director Plan is administered by the board of directors. Directors of our company who are not employees of our company or any subsidiary or affiliate of our company are eligible to participate in the Director Plan. The Director Plan will terminate in May 2007; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The board of directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

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

Recent Developments

The American Jobs Creation Act of 2004 (the "Act") became law on October 22, 2004 and contains provisions relating to nonqualified deferred compensation plans. The definition of a "nonqualified deferred compensation plan" is broad enough to include stock options, including stock options granted under our stock option plans. The Act gives the Treasury Department the authority to issue Treasury Regulations to define terms, provide exceptions, and create a window of time during which existing plans may be altered or amended in order to comply with the Act. The Act provides that all compensation deferred after December 31, 2004 under a "non-qualified deferred compensation plan" will, under certain circumstances, be includible in gross income for the tax year. The Act is not intended to change the tax treatment of incentive stock options or options granted under employee stock purchase plans. Furthermore, the Act is not intended to apply to non-qualified stock options under certain circumstances.

On December 20, 2004, the Internal Revenue Service issued Notice 2005-1 (the "Notice"), in which it provides the first part of what is expected to be a series of guidelines with respect to the application of the Act. The Notice states that the grant of an incentive stock option does not constitute a deferral of compensation. Additionally, the Notice provides that a nonqualified stock option will not provide for a deferral of compensation if: (1) the amount required to purchase stock under the option (the exercise price) may never be less than the fair market value of the underlying stock on the date the option is granted, (2) the receipt, transfer or exercise of the option is subject to taxation under Section 83 of the Internal Revenue Code of 1986, and (3) the option does not include any feature for the deferral of recognition of income until the later of exercise or disposition of the option. The Company believes that any non-qualified options that it has previously issued would satisfy the above requirements.

Except for matters requiring stockholder approval under applicable law or Nasdaq rules, our board of directors will have the right, without further shareholder approval, to amend our stock option plans, if necessary, so that they comply with the Act, including the guidance issued pursuant thereto.

Indemnification

As permitted under the Business Corporation Law of the State of New York, our certificate of incorporation provides that a director of our company will not be personally liable to our company or our shareholders for monetary damages for breach of a fiduciary duty owed to our company or our shareholders. By its terms and in accordance with the law of the State of New York, however, this provision does not eliminate or otherwise limit the liability of a director of our company for any breach of duty based upon (1) an act or omission (a) resulting from acts committed in bad faith or involving intentional misconduct or involving a knowing violation of law or (b) from which the director personally derived a financial benefit to which he was not legally entitled, or (2) an improper declaration of dividends, purchase of our securities or other violation of section 719 of the Business Corporation Law of the State of New York.

Our certificate of incorporation and bylaws provide that our company shall indemnify our directors and officers to the fullest extent permitted by New York law. In addition, we have entered into indemnification agreements with each of our directors and executive officers and we maintain directors' and officers' liability insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of December 10, 2004 by (1) each director of our company, (2) each Named Executive Officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Timothy M. Aitken	2,083,573	(2)	4.6%
Sarah L. Eames	1,141,884	(3)	2.5%
Charles F. Murphy	143,539	(4)	*
G. Richard Green	87,854	(5)	*
David J. Macfarlane	12,000	(6)	*
Wayne Palladino	8,914	(7)	*
Jeffrey S. Peris	11,666	(8)	*
Lewis S. Ranieri	11,920,810	(9)	26.8%
Scott A. Shay	11,860,610	(10)	26.7%
Hyperion Partners II L.P. ..	11,860,610	(11)	26.7%
Hyperion TW Fund L.P. ..	11,860,610	(12)	26.7%
Hyperion TWH Fund LLC.	11,860,610	(13)	26.7%
Hyperion TWH Fund II LLC	11,860,610	(14)	26.7%
Washington & Congress Capital Partners, L.P.	7,697,578	(15)	17.3%
All current executive officers and directors as a group (8 persons).	15,350,040	(16)	33.0%

*	Less than 1%.

(1)	As of December 10, 2004, there were 44,468,772 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of December 10, 2004, but that no other shareholders have exercised the options held by them.

(2)	Consists of 672,007 shares of common stock held by Mr. Aitken, 98,566 shares of common stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken, 20,000 shares held by the Aitken Living Trust, a trust of which Mr. Aitken is the sole beneficiary and the sole trustee, and 1,293,000 shares subject to options held by Mr. Aitken that are exercisable within 60 days of December 10, 2004. Does not include an additional 136,000 shares subject to options held by Mr. Aitken that are not exercisable within 60 days of December 10, 2004.

(3)	Consists of 473,218 shares of common stock held by Ms. Eames, 4,000 shares of common stock held jointly by Ms. Eames and her husband and 664,666 shares subject to options held by Ms. Eames that are exercisable within 60 days of December 10, 2004. Does not include an additional 119,334 shares subject to options held by Ms. Eames that are not exercisable within 60 days of December 10, 2004.

(4)	Consists of 85,539 shares of common stock held by Mr. Murphy and 58,000 shares subject to options held by Mr. Murphy that are exercisable within 60 days of December 10, 2004. Does not include an additional 41,000 shares subject to options held by Mr. Murphy that are not exercisable within 60 days of December 10, 2004.

(5)	Consists of 60,995 shares of common stock held by Mr. Green, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 5,000 shares subject to options held by Mr. Green that are exercisable within 60 days of December 10, 2004 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of our common stock held by Orion Nominees Limited.

(6)	Consists of 12,000 shares subject to options held by Mr. Macfarlane that are exercisable within 60 days of December 10, 2004. Does not include an additional 6,000 shares subject to options held by Mr. Macfarlane that are not exercisable within 60 days of December 10, 2004.

(7)	Consists of 5,914 shares of common stock held by Mr. Palladino and 3,000 shares subject to options that are exercisable within 60 days of December 10, 2004. Does not include an additional 6,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of December 10, 2004.

(8)	Consists of 2,000 shares of common stock held by Mr. Peris and 9,666 shares subject to options held by Mr. Peris that are exercisable within 60 days of December 10, 2004. Does not include an additional 2,334 shares subject to options held by Mr. Peris that are not exercisable within 60 days of December 10, 2004.

(9)	Consists of 60,200 shares of common stock owned by Mr. Ranieri, 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Ranieri. Mr. Ranieri disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Ranieri shares voting and dispositive power over the shares of common stock held by such entities.

(10)	Consists of 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Shay. Mr. Shay disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Shay shares voting and dispositive power over the shares of common stock held by such entities.

(11)	Consists of (a) 6,854,454 shares of common stock held by Hyperion Partners II L.P. and (b) 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion Partners II L.P. and as to which Hyperion Partners II L.P. disclaims beneficial ownership except to the extent of its pecuniary interest therein. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(12)	Consists of (a) 4,148,456 shares of common stock held by Hyperion TW Fund L.P. and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TW Fund L.P. and as to which Hyperion TW Fund L.P. disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(13)	Consists of (a) 482,700 shares of common stock held by Hyperion TWH Fund LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 375,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TWH Fund LLC and as to which Hyperion TWH Fund LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(14)	Consists of (a) 375,000 shares of common stock held by Hyperion TWH Fund II LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 482,700 shares of common stock owned by Hyperion TWH Fund LLC, each of which are affiliates of Hyperion TWH Fund II LLC and as to which Hyperion TWH Fund II LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(15)	Excludes 93,492 shares of common stock held by Triumph III Investors, L.P. Washington & Congress Capital Partners, L.P. may be deemed to be a member of a group that includes Triumph III Investors, L.P.

(16)	Includes an aggregate of 2,045,332 shares subject to options held by our executive officers and directors that are exercisable within 60 days of December 10, 2004 and 2,600 shares owned of record by Mr. Green's wife, as to which Mr. Green disclaims beneficial ownership.

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2004 regarding compensation plans under which equity securities of our company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	2,996,334	$4.93	1,555,837
Equity compensation plans not approved by shareholders	—	—	—
Total	2,996,334	$4.93	1,555,837

Item 13.    Certain Relationships and Related Transactions.

Conversion of Series A Preferred Stock

In July 2004, upon the consummation of our public offering of shares of our common stock, all of the holders of our Series A preferred stock converted their shares into shares of our common stock, on a one-for-one basis. We paid to such holders, in addition to the accrued and unpaid dividends on their shares of Series A preferred stock, a conversion fee of $0.26165 per share. The holders of Series A preferred stock who are affiliates of our company and who converted their shares of Series A preferred stock into shares of our common stock, together with their holdings of Series A preferred stock, the amount of the accrued and unpaid dividends that we paid them and the amount of the conversion fee that we paid them, are set forth below.

Name	Number of Shares of Series A Preferred Stock Held	Accrued and Unpaid Dividends	Conversion Fee
Aitken (English) Company Limited(1)	87,200	$82,874	$22,816
Timothy M. Aitken	87,200	$82,874	$22,816
Sarah L. Eames	21,580	$20,509	$5,647
Charles F. Murphy	17,440	$16,575	$4,563
Orion Nominees Limited(2)	17,440	$16,575	$4,563
Wayne Palladino	5,232	$4,972	$1,369
Washington & Congress Capital Partners, L.P.(3)	6,547,674	$6,222,821	$1,713,217

(1)	Aitken (English) Company Limited is an affiliate of Timothy M. Aitken.

(2)	Orion Nominees Limited is an affiliate of G. Richard Green.

(3)	Does not include 79,526 shares of Series A preferred stock held by Triumph III Investors, L.P. or the conversion fee paid to Triumph III Investors, L.P.

Other Transactions with Directors and Executive Officers

On December 2, 2003, Mr. Aitken and Ms. Eames repaid in full the principal amount of and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in 2002. The principal and accrued interest repaid aggregated $590,500 and $418,718, respectively. The loans were repaid by delivery to us of 103,596 and 73,459 shares of common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. We agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to our company, which were $83,395 and $51,421, respectively. See "Item 11—Executive Compensation—The Bonus Share Issuance and Related Transactions."

Our board of directors, upon the recommendation of our Compensation Committee, awarded Mr. Aitken, effective December 2, 2003, 350,000 options to acquire common stock, vesting immediately and exercisable at a price of $5.70 per share, and, on November 25, 2003, a cash bonus of $400,000. Our board of directors, also upon the recommendation of our Compensation Committee, awarded Ms. Eames, effective December 2, 2003, 300,000 options to acquire common stock, vesting immediately and exercisable at a price of $5.70 per share, and, on November 25, 2003, a cash bonus of $300,000. See "Item 11—Executive Compensation."

In November 2004, Ms. Eames stepped down as chief executive officer, president and chief operating officer of our company and assumed the office of executive vice president. In connection therewith, Ms. Eames and our company modified her employment agreement, as described elsewhere herein (see "Item 11—Executive Compensation— Employment Agreements; Termination of Employment and Change-in-Control Arrangements"), and our board of directors, upon the recommendation of the compensation committee, granted her special compensation of $1 million for past services rendered to our company.

In November 2004, Mr. Aitken assumed the office of chief executive officer of our company. At such time, our board of directors, upon the recommendation of the compensation committee, awarded Mr. Aitken a bonus of $50,000 for past services to our company.

Item 14.    Principal Accountant Fees and Services.

Audit and Other Fees During Fiscal 2003 and Fiscal 2004

The following table sets forth the fees we were billed in respect of our fiscal years ended September 30, 2003 and September 30, 2004 for various audit and other services provided to us by our auditors, Deloitte & Touche LLP.

	Fiscal 2003	Fiscal 2004
Audit fees	$650,497	$1,170,519
Audit-related fees	60,022	111,137
Tax fees	439,294	442,966
All other fees	—	—

Audit services included the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. Audit services also included services that were provided in connection with regulatory filings, including the issuance of comfort letters and consents related to SEC filings and securities offerings.

Audit-related services are assurance and related services that are related to the performance of the audit or review of our financial statements. These services principally consisted of work performed in connection with audits of our 401(k) plan and fees associated with compliance matters related to acquisitions.

Tax services consisted of the preparation and/or review of, and consultations with respect to, federal, state, local and international tax returns.

Pre-Approval Policy

The charter of the Audit Committee was revised and restated by the board of directors on February 12, 2004. At such time, the charter of the Audit Committee was revised to implement a pre-approval policy for the provision of audit and non-audit services. Pursuant to the provisions of its charter, the Audit Committee pre-approves all auditing services and permitted audit-related services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the "de minimus exception") for non-audit services that are permitted by the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that a decision of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

None of the audit-related services, tax services or other services described above under "Audit and Other Fees During Fiscal 2003 and Fiscal 2004" were approved by the Audit Committee after the fact in reliance upon the de minimus exception.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets – September 30, 2004 and 2003	F-3

	Consolidated Statements of Operations – For the Years Ended September 30, 2004, 2003 and 2002	F-4

	Consolidated Statements of Changes in Stockholders' Equity – For the Years Ended September 30, 2004, 2003 and 2002	F-5
	Consolidated Statements of Cash Flows – For the Years Ended September 20, 2004, 2003 and 2002	F-6

	Notes to Consolidated Financial Statements	F-8

(2)	Consolidated Financial Statement Schedules:

	Schedule I – Condensed Financial Information	S-1

	Schedule II – Valuation and Qualifying Accounts	S-5

Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

(3)	Exhibits:

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld HealthCare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
3.6	Certificate of Amendment to the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.7	Certificate of Amendment to the Certificate of Incorporation of Allied Healthcare International Inc. which defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
3.8	Certificate of Amendment to the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit Number	Title
3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International, Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the New York Secretary of State on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004).
3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International, Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004).
3.11	Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
3.12	Amendment to the Bylaws of Allied Healthcare International Inc. effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Form of Indemnification Agreement for officers and directors (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1994).
10.3	Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A of our Proxy Statement for our annual meeting of shareholders held on May 28, 1997).
10.4A	Voting Trust Agreement dated December 17, 1999 by and among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Richard Green, as trustee (incorporated herein by reference to Exhibit 10.65 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.4B	Amendment No. 1, dated as of July 25, 2002, among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Richard Green to the Voting Trust Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).

Exhibit Number	Title
10.4C	Deed of Termination, dated June 30, 2004, among Allied Healthcare Group Limited, Allied Healthcare Holdings Limited, Allied Healthcare International Inc., Washington & Congress Capital Partners, L.P. and Richard Green (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.5A	Securities Purchase Agreement, dated December 17, 1999, among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.5B	Amendment No. 1, dated as of July 25, 2002, among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) and the Purchasers identified therein to the Securities Purchase Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.6A	Senior Credit Agreement, dated as of December 17, 1999, among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Paribas as Arranger, Paribas and Barclays Bank plc as Underwriters, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.67 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.6B	Second Amendment Agreement, dated September 27, 2001, relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2001).
10.6C	Letter, dated October 1, 2003, from Barclays Bank plc to Allied Healthcare Group Limited amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.30 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.6D	Letter, dated February 4, 2004, from Barclays Bank plc to Allied Healthcare Group Limited amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.32 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.6E	Letter, dated March 8, 2004, from Barclays Bank plc to Allied Healthcare Group Limited amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.34 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.7A	Mezzanine Credit Agreement, dated as of December 17, 1999, among Transworld Holdings (UK) Limited (now known as Allied Healthcare Group Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Security Agent and others (incorporated herein by reference to Exhibit 10.68 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

Exhibit Number	Title
10.7B	Second Amendment Agreement, dated September 27, 2001, relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2001).
10.7C	Letter, dated October 1, 2003, from BNP Paribas to Allied Healthcare Group Limited amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.31 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.7D	Letter, dated February 4, 2004, from BNP Paribas to Allied Healthcare Group Limited amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.33 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.7E	Letter, dated March 8, 2004, from BNP Paribas to Allied Healthcare Group Limited amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.35 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.8	Warrant Instrument to subscribe for shares in Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) in favor of the mezzanine lenders, dated as of December 17, 1999 (incorporated herein by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.9A	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.9B	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.9C	Amendment No. 1, dated November 17, 2004, to the Employment Agreement , dated September 24, 2001, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).
10.10A	Master Reorganization Agreement, dated as of April 24, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) and the Investors named therein (incorporated herein by reference to Annex A-1 to the proxy statement/prospectus forming a part of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

Exhibit Number	Title
10.10B	First Amendment to Master Reorganization Agreement, dated as of May 16, 2002, by and among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) and the Investors named therein (incorporated herein by reference to Exhibit 10.17A of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.10C	Second Amendment to Master Reorganization Agreement, dated as of June 26, 2002, by and among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Allied Healthcare Group Limited, Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) and the Investors named therein (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.11	Registration Rights Agreement, dated as of July 25, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and the persons named therein (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.12A	Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22, 2002, by and among Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.21 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.12B	Tax Bonus, Tax Loan and Tax Indemnification Agreement, dated as of April 22, 2002, by and among Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Sarah L. Eames (incorporated herein by reference to Exhibit 10.22 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.13A	Promissory Note, dated April 30, 2002, executed by Timothy M. Aitken in favor of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 10.7A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.13B	Promissory Note, dated April 30, 2002, executed by Sarah L. Eames in favor of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 10.7B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.14A	Pledge and Security Agreement, dated as of April 30, 2002, between Timothy M. Aitken and Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 10.8A of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).
10.14B	Pledge and Security Agreement, dated as of April 30, 2002, between Sarah L. Eames and Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 10.8B of our Quarterly Report on Form 10-Q for the quarterly period ended June 10, 2002).

Exhibit Number	Title
10.15	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Timothy M. Aitken and Sarah L. Eames (incorporated herein by reference to Exhibit 10.25 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.16A	Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.16B	Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.17	Stock Purchase Agreement, dated as of April 22, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Hyperion TWH Fund II LLC, Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.28 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.18	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.19	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.20	Stock Purchase Agreement, dated as of April 6, 2002, by and between Promptcare Acquisition Corporation and Allied Healthcare International Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003).
10.21A	Letter agreement, dated December 2, 2003, between Timothy M. Aitken and Allied Healthcare International Inc. relating to loan repayment (incorporated herein by reference to Exhibit 10.36A to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.21B	Letter agreement, dated December 2, 2003, between Sarah L. Eames and Allied Healthcare International Inc. relating to loan repayment (incorporated herein by reference to Exhibit 10.36B to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.22	Employment Agreement, dated March 29, 2000, between Allied Medicare Limited and Charles Murphy (incorporated herein by reference to Exhibit 10.37 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).

Exhibit Number	Title
10.23	Form of Conversion Agreement between Allied Healthcare International Inc. and the holders of the shares of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.24	Agreement, dated February 17, 2004, among Allied Healthcare (UK) Limited and Atos KPMG Consulting Limited (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.25	Underwriting Agreement, dated July 1, 2004, between the Company and the underwriters named therein (incorporated herein by referenced to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.26	Facility Agreement, dated July 19, 2004, among Allied Healthcare Group Limited, Allied Healthcare International, Inc., Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein as guarantors, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by referenced to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.27	Floating Security Document, dated July 19, 2004, among Allied Healthcare Group Limited, Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein, and Barclays Bank plc, as security agent (incorporated herein by referenced to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.28	Subordination Deed, dated July 19, 2004, among Allied Healthcare International Inc., Barclays Bank plc and Allied Healthcare Group Limited (incorporated herein by referenced to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).
14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003).
21*	Subsidiaries of Allied Healthcare International Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Allied Healthcare International Inc.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm of Allied Healthcare International Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Timothy M. Aitken
Name: Timothy M. Aitken Title: Chairman of the Board and Chief Executive Officer

Dated:    December 22, 2004

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

/s/ Timothy M. Aitken	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 22, 2004

Timothy M. Aitken

/s/ Sarah L. Eames	Executive Vice President and Director	December 22, 2004

Sarah L. Eames

/s/ Charles F. Murphy	Chief Financial Officer (principal financial and accounting officer)	December 22, 2004

Charles F. Murphy

/s/ G. Richard Green	Director	December 22, 2004

G. Richard Green

/s/ David J. Macfarlane	Director	December 22, 2004

David J. Macfarlane

/s/ Wayne Palladino	Director	December 22, 2004

Wayne Palladino

/s/ Jeffrey S. Peris	Director	December 20, 2004

Jeffrey S. Peris

/s/ Scott A. Shay	Director	December 22, 2004

Scott A. Shay

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for each of the two years in the period ended September 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
December 21, 2004

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Allied Healthcare International Inc.

We have audited the accompanying consolidated statement of operations, shareholders' equity, and cash flow of Allied Healthcare International Inc. (the "Company") for the year ended September 30, 2002. Our audit also included the financial statement schedules listed in the Index at Item 15 for the year ended September 30, 2002. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated result of operations and cash flow of Allied Healthcare International Inc. for the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the year ended September 30, 2002, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangibles effective October 1, 2001.

Ernst & Young LLP

New York, New York
November 8, 2002

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	September 30, 2004	September 30, 2003
Current assets:
Cash and cash equivalents	$9,299	$21,691
Restricted cash	1,799	37,693
Accounts receivable, less allowance for doubtful accounts of $1,269 and $3,346, respectively	31,263	35,745
Unbilled accounts receivable	9,325	11,278
Inventories	403	431
Prepaid expenses and other assets	2,080	1,772
Total current assets	54,169	108,610
Property and equipment, net	16,584	10,326
Restricted cash	—	3,008
Intangible assets, net	210,416	185,722
Derivative asset	312	—
Deferred financing costs and other assets	913	4,002
Total assets	$282,394	$311,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,799	$37,693
Current portion of long-term debt	10,796	9,005
Dividends payable	—	4,464
Liabilities of discontinued operations	690	690
Accounts payable	1,700	2,676
Accrued expenses	24,950	24,969
Taxes payable	766	4,332
Total current liabilities	40,701	83,829
Long-term debt	52,183	118,680
Derivative liability	—	211
Deferred income taxes and other long-term liabilities	2,533	634
Total liabilities	95,417	203,354
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding at September 30, 2003 (liquidation value $35,213)	—	33,151
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, no shares issued and outstanding at September 30, 2004	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,050 and 22,689 shares, respectively	450	227
Additional paid-in capital	236,988	142,897
Accumulated other comprehensive income	10,778	3,140
Accumulated deficit	(58,945)	(68,814)
	189,271	77,450
Less notes receivable from officers	—	(1,002)
Less cost of treasury stock (585 and 408 shares, respectively)	(2,294)	(1,285)
Total shareholders' equity	186,977	75,163
Total liabilities and shareholders' equity	$282,394	$311,668

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Revenues:
Net patient services	$317,393	$287,964	$237,890
Net respiratory, medical equipment and supplies	7,905	6,415	4,938
Total revenues	325,298	294,379	242,828
Cost of revenues:
Patient services	227,816	209,422	173,869
Respiratory, medical equipment and supplies	4,311	3,634	2,880
Total cost of revenues	232,127	213,056	176,749
Gross profit	93,171	81,323	66,079
Selling, general and administrative expenses	63,544	53,648	48,847
Operating income	29,627	27,675	17,232
Interest income	(852)	(2,032)	(3,024)
Interest expense	14,579	13,311	16,496
Gain on settlement of PIK interest	—	—	(5,143)
Foreign exchange loss	184	18	19
Income before income taxes, minority interest and discontinued operations	15,716	16,378	8,884
Provision for income taxes	5,847	4,910	4,971
Income before minority interest and discontinued operations	9,869	11,468	3,913
Minority interest	—	—	120
Income from continuing operations	9,869	11,468	3,793
Discontinued operations:
(Loss) income from discontinued operations	—	(16)	1,001
Gain on disposal of subsidiaries, net of taxes of $775	—	519	—
	—	503	1,001
Net income	9,869	11,971	4,794
Redeemable preferred dividends, conversion fees and accretion	7,020	4,005	1,016
Net income available to common shareholders	$2,849	$7,966	$3,778
Basic and diluted income per share of common stock from:
Income from continuing operations	$0.10	$0.34	$0.15
Income from discontinued operations	—	0.02	0.05
Net income available to common shareholders	$0.10	$0.36	$0.20
Weighted average number of common shares outstanding:
Basic	27,419	21,962	18,565
Diluted	28,104	22,304	18,932

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Officers' Loans	Treasury Shares	Total
	Shares	Amount
Balance, October 1, 2001	17,555	$176	$128,077	$(5,600)	$(85,579)	$—	$(720)	$36,354
Comprehensive income:
Net income					4,794			4,794
Foreign currency translation adjustment				2,488				2,488
Comprehensive income								7,282
Issuance of common stock for:
Hyperion shares	375	4	1,590					1,594
Triumph shares	375	4	1,590					1,594
Non-cash based compensation	1,171	11	4,205					4,216
Reorganization	1,469	14	5,727					5,741
Common stock issuance costs			(864)					(864)
Accretion of Series A preferred stock issuance costs			(75)					(75)
Dividends on Series A preferred stock			(941)					(941)
Notes issued to officers						(940)		(940)
Interest on notes to officers						(18)		(18)
Balance, September 30, 2002	20,945	209	139,309	(3,112)	(80,785)	(958)	(720)	53,943
Comprehensive income:
Net income					11,971			11,971
Foreign currency translation adjustment				6,252				6,252
Comprehensive income								18,223
Issuance of common stock for:
Reorganization	890	9	3,471					3,480
Acquisition of Medic-One Group Limited	670	7	2,873					2,880
Exercise of stock options	184	2	666					668
Common stock issuance costs			(20)					(20)
Accretion of Series A preferred stock issuance costs			(482)					(482)
Dividends on Series A preferred stock			(3,523)					(3,523)
Issuance of warrants for professional services			603					603
Cost of treasury shares							(565)	(565)
Interest on notes to officers						(44)		(44)
Balance, September 30, 2003	22,689	227	142,897	3,140	(68,814)	(1,002)	(1,285)	75,163
Comprehensive income:
Net income					9,869			9,869
Foreign currency translation adjustment				7,638				7,638
Comprehensive income								17,507
Issuance of common stock for:
Offering	14,500	145	70,905					71,050
Conversion of Series A preferred stock	7,774	77	35,136					35,213
Exercise of stock options	87	1	400					401
Common stock issuance costs			(5,335)					(5,335)
Conversion fees paid to Series A preferred shareholders, net of conversion agreements claw back feature			(2,029)					(2,029)
Write-off of remaining Series A preferred stock issuance costs			(1,696)					(1,696)
Accretion of Series A preferred stock issuance costs			(366)					(366)
Dividends on Series A preferred stock			(2,924)					(2,924)
Interest on notes to officers						(7)		(7)
Repayment of notes issued to officers						1,009	(1,009)	(—)
Balance, September 30, 2004	45,050	$450	$236,988	$10,778	$(58,945)	$—	$(2,294)	$186,977

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Cash flows from operating activities:
Net income	$9,869	$11,971	$4,794
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(503)	(1,001)
Depreciation and amortization	2,419	1,778	1,337
Amortization of other intangible assets	644	207	—
Amortization of debt issuance costs and warrants	1,645	1,858	2,218
(Reversal of) provision for allowance for doubtful accounts	(1,653)	1,205	985
Loss (gain) on sale of fixed assets	3	(48)	(13)
Interest in kind	540	645	3,063
Minority interest	—	—	120
Stock based compensation - employees	—	587	5,835
Interest accrued on loans to officers	(7)	(44)	(18)
Write-off of deferred financing fees and debt discount	4,152	613	925
Gain on settlement of PIK interest	—	—	(5,143)
Gain on acquisition of minority interest	—	—	(179)
Deferred income taxes	1,030	(906)	159
Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	9,479	(30)	(3,251)
Decrease (increase) in inventories	61	(45)	1
Decrease (increase) in prepaid expenses and other assets	2,861	(3,313)	(1,434)
(Decrease) increase in accounts payable and other liabilities	(7,489)	674	(1,268)
Net cash provided by continuing operations	23,554	14,649	7,130
Net cash provided by discontinued operations	—	461	2,936
Net cash provided by operating activities	23,554	15,110	10,066
Cash flows from investing activities:
Capital expenditures	(7,829)	(4,026)	(3,091)
Proceeds from sale of property and equipment	29	175	105
Notes issued to officers	—	—	(940)
Proceeds from sale of discontinued operations	—	8,195	—
Payments for acquisitions - net of cash acquired	(8,976)	(9,531)	(2,047)
Proceeds limited to future acquisitions	41,974	26,053	11,018
Payments on acquisitions payable	(1,681)	(7,031)	(1,038)
Net cash provided by investing activities	23,517	13,835	4,007

(Continued)

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Cash flows from financing activities:
Payments for financing fees and stock issuance costs	(6,223)	(20)	(4,053)
Payments on preferred dividends and conversion fees	(9,422)	—	—
Proceeds from issuance of stock	71,050	—	3,188
Payments on notes payable	(38,740)	(19,363)	(4,575)
Proceeds from long-term debt	71,708	—	—
Payments on long-term debt	(148,307)	(6,727)	(5,150)
Payments for treasury shares acquired	—	(565)	—
Stock options and warrants exercised	401	80	—
Net cash used in financing activities	(59,533)	(26,595)	(10,590)
Effect of exchange rate on cash	70	1,063	1,461
(Decrease) increase in cash	(12,392)	3,413	4,944
Cash and cash equivalents, beginning of period	21,691	18,278	13,334
Cash and cash equivalents, end of period	$9,299	$21,691	$18,278
Supplemental cash flow information:
Cash paid for interest	$10,444	$10,679	$10,728
Cash paid for income taxes, net	$8,528	$6,691	$5,914
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$9,975	$12,254	$2,525
Liabilities assumed or incurred	$628	$2,408	$341
Cash paid for acquisitions (including related expenses)	$9,347	$9,846	$2,184
Cash acquired	371	315	137
Net cash paid for acquisitions	$8,976	$9,531	$2,047
Issuance of notes payable		$36,026	$3,747
Issuance of common stock		$6,360	$9,960
Issuance of Series A preferred stock			$35,051

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.    Business and Operations:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At September 30, 2004, the Company operated an integrated network of 125 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 25,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

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

Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income and related per share amounts would have been adjusted to the pro forma amounts indicated below for the three years ended September 30:

	2004	2003	2002
Net income available to common shareholders, as reported	$2,849	$7,966	$3,778
Add: Stock-based compensation included in reported net income, net of related tax effect	—	587	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,876)	(736)	(173)
Pro forma net (loss) income attributable to common shareholders	$(1,027)	$7,817	$3,605
Net income (loss) per share:
Basic – as reported	$0.10	$0.36	$0.20
Basic – pro forma	$(0.04)	$0.36	$0.19
Net income (loss) per share:
Diluted – as reported	$0.10	$0.36	$0.20
Diluted – pro forma	$(0.04)	$0.35	$0.19

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	9	9	9
Risk-free interest rate	2.6%	4.1%	5.1%
Volatility	66.0%	66.1%	69.1%
Expected dividend yield	0%	0%	0%

The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

Restricted Cash:

Restricted cash represented proceeds limited to future acquisitions. The proceeds referred to amounts advanced to the Company under its previous senior collateralized term and revolving credit facility (the "Old Senior Credit Facility") that could have only been used by the Company to fund acquisitions permitted thereunder, including paying additional contingent consideration. The current portion of restricted cash represents the amount on deposit, as was required by the previous senior credit lender, for the sole purpose of repaying the note payable issued in connection with the acquisition of a certain U.K. flexible staffing agency.

On July 19, 2004, the Company's U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), formerly known as Transworld Healthcare (UK) Limited, obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency new senior credit facility (the "New Senior Credit Facility"). Under the New Senior Credit Facility, there are no loan proceeds limited to future acquisitions. The proceeds from the New Senior Credit Facility were used to repay the Old Senior Credit Facility. See Note 6.

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

Purchase Accounting:

At the time the Company completes an acquisition, preliminary values and useful lives are allocated based upon fair values that have been determined for assets acquired and liabilities assumed and management's best estimates for values that have not yet been finalized. The Company obtains a third-party valuation in order to complete its purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management's original estimates and could have an adverse impact on the Company's consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Intangible Assets:

Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization.

In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2004 and determined there was no impairment to its recorded goodwill balance.

The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2004:

Balance at September 30, 2002	$123,514
Goodwill acquired during the period	51,983
Foreign exchange effect	8,206
Balance at September 30, 2003	183,703
Goodwill acquired during the period	8,073
Foreign exchange effect	14,334
Balance at September 30, 2004	$206,110

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the year ended September 30, 2004 of $8,073 are the re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with prior year acquisitions of $215. In addition, goodwill is not deductible for tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		September 30, 2004
	Range Of Lives	Gross Carrying Amount	Accumulated Amortication	Net Carrying Amount
Customer relationships	5 – 12	$4,844	$689	$4,155
Trade names	3	185	113	72
Non-compete agreements	2 – 5	135	65	70
Favorable leasehold interests	2 – 5	21	12	9
Total		$5,185	$879	$4,306

		September 30, 2003
	Range Of Lives	Gross Carrying Amount	Accumulated Amortication	Net Carrying Amount
Customer relationships	10	$1,996	$150	$1,846
Trade names	3	175	49	126
Non-compete agreements	2 – 3	43	11	32
Favorable leasehold interests	2 – 5	20	5	15
Total		$2,234	$215	$2,019

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Amortization expense for other intangible assets still subject to amortization was $644 and $207 for the years ended September 30, 2004 and 2003, respectively. At September 30, 2004, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $799, $725, $708, $629 and $535 for the fiscal years ending September 30, 2005, 2006, 2007, 2008 and 2009, respectively.

Deferred Financing Costs:

Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the straight-line method. At September 30, 2004 and 2003, other assets included $846 and $3,675 of deferred financing costs, net of accumulated amortization of $45 and $4,250, respectively. During the fourth quarter of fiscal 2004, the Company wrote-off $2,937 of deferred refinancing costs related to the refinancing of its Old Senior Credit Facility. See Note 6. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

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

Revenue Recognition:

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which account for over 95% of the Company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis) and approximated $482, $457 and $328 in fiscal 2004, 2003 and 2002, respectively. Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

The Company receives a majority of its revenue from the National Health Services (the "NHS") and other U.K. governmental payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2004, 2003 and 2002, 65%, 65% and 68%, respectively, of the Company's net revenues were attributable to the NHS and other U.K. governmental payor programs.

Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At September 30, 2004, 2003 and 2002, the Company had outstanding

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

stock options and warrants to purchase 1,493, 2,244 and 705 shares, respectively, of common stock ranging in price from $5.41 to $7.25, $4.00 to $7.25 and $5.41 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Weighted average number of common shares outstanding	27,419	21,962	18,399
Weighted average number of common shares contingently issuable	—	—	166
Weighted average number of common shares outstanding as used in computation of basic earnings per share of common stock	27,419	21,962	18,565
Effect of dilutive securities - stock options	685	342	367
Shares used in computation of diluted earnings per share of common stock	28,104	22,304	18,932

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

Fair Value of Financial Instruments:

Cash, restricted cash, accounts receivable, unbilled accounts receivable, dividends payable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The derivative asset (liability) is recorded at its estimated fair value. The estimated fair value of the Company's outstanding borrowings was $64,778 and $166,772 at September 30, 2004 and 2003, respectively, compared to $64,778 and $165,378 total debt outstanding.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with high credit

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2004 and 2003, 65.0% and 78.2% of accounts receivable was due from the NHS and other U.K. governmental payors, respectively, with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

Use of Management's Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contractual allowances, valuation of inventories, accrued expenses, depreciation and amortization.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in January 2003 and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company was required to adopt the provisions of FIN 46R, for those arrangements entered into prior to February 1, 2003, in the second quarter of fiscal 2004. As the Company does not have any variable interest entities, the adoptions of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), to require additional disclosures to those in the original FAS No. 132 about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company's contribution to such plans was $92 and $166 in fiscal 2004 and 2003, respectively. See Note 15. The adoption of FAS No. 132 did not have a material impact on the Company's consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

3.    Business Combinations and Disposals:

Combinations:

In fiscal 2004, the Company acquired a total of 8 flexible staffing agencies for approximately $8,610 in cash. As of September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10,501 in contingent consideration dependent upon future earnings of the acquired entities.

The preliminary purchase price allocations for the fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying consolidated balance sheet at September 30, 2004; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In fiscal 2003, the Company acquired a total of 7 flexible staffing agencies for approximately $8,837 in cash and the issuance of 670 shares of the Company's common stock. The transactions included provisions to pay additional amounts, payable by combination of cash and shares of the Company's stock, of up to $20,952 in contingent consideration dependent upon future earnings of the acquired entities. Of the $20,952 in contingent consideration, $6,101 was unearned and will not be required and $1,272 was earned and paid in fiscal 2003. As such, at September 30, 2003, an aggregate of $13,579 was payable dependent upon further earnings of the acquired entities. Of the $13,579 in contingent consideration, $12,015 was unearned and will not be required and the remaining balance was earned and paid in fiscal 2004.

Further, in fiscal 2003, the Company completed its purchase price allocation for one of its fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $2,861, $1,410 and $2,157, respectively, with the remaining portion of $6,576 attributable to goodwill. In fiscal 2004, the Company completed its purchase price allocation for its remaining fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $377, $1,209 and $368, respectively, with the remaining portion of $5,109 attributable to goodwill.

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

Dispositions:

U.S. Home Healthcare

In the third quarter of fiscal 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as "Home Healthcare," for approximately $8,500 in cash. Home Healthcare, which comprised the Company's U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), the Company has accounted for Home Healthcare as a discontinued operation. The

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

The following table presents the financial results of the discontinued operations:

	Year Ended September 30,
	2003	2002
Revenues:
Net infusion services	$6,685	$12,373
Net respiratory, medical equipment and supplies	2,479	4,697
Total revenues	9,164	17,070
Cost of revenues:
Infusion services	5,159	9,068
Respiratory, medical equipment and supplies	1,438	2,292
Total cost of revenues	6,597	11,360
Selling, general and administrative expenses	2,583	4,709
Gain on sale of subsidiaries	(1,294)	—
Tax on gain on sale of subsidiaries	775	—
Income from discontinued operations	$503	$1,001
Diluted income per share from discontinued operations	$0.02	$0.05

At September 30, 2004, liabilities of discontinued operations of $690 relate to certain tax contingencies.

4.    Property and Equipment:

Major classes of property and equipment, net, consist of the following at September 30:

	2004	2003
Revenue producing equipment	$14,108	$11,776
Furniture, fixtures and equipment	16,971	9,901
Land, buildings and leasehold improvements	879	776
	31,958	22,453
Less, accumulated depreciation and amortization	15,374	12,127
	$16,584	$10,326

Depreciation and amortization of property and equipment for the years ended September 30, 2004, 2003 and 2002 were $2,419, $1,778 and $1,337, respectively. The net book value of revenue producing equipment was $7,690 and $6,623 at September 30, 2004 and September 30, 2003, respectively.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

5.    Accrued Expenses:

Accrued expenses consist of the following at September 30:

	2004	2003
Payroll and related expenses	$20,500	$17,927
Other	4,450	7,042
	$24,950	$24,969

6.    Debt:

On July 19, 2004, the Company's U.K. subsidiary obtained a New Senior Credit Facility. Additionally, subject to the terms of the New Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including an interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The New Senior Credit Facility (together with approximately $65,715 of the net proceeds of the Company's recently completed public offering – See Note 9) refinanced the Company's Old Senior Credit Facility and mezzanine indebtedness (the "Mezzanine Loan"), both of which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30,000 term loan A, maturing July 19, 2009; and

•	£20,000 revolving loan B maturing July 19, 2009 which may be drawn upon until August 18, 2004.

Repayment of the term loan A commences on January 19, 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2004, the Company had outstanding borrowings of $53,982 and $8,997 relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.66%.

The New Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the New Senior Credit Facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to the Company by its subsidiaries);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. The Company is also obligated to ensure that the guarantors of the New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2004, the Company was in compliance with such covenants.

At September 30, 2003, outstanding borrowings under the Old Senior Credit Facility and Mezzanine Loan consisted of the following:

Facility	2003	Interest Rate	Final Maturity
Senior credit facilities:
Term loan A	$26,840	LIBOR + 2.00%	Dec. 17, 2005
Term loan C	83,355	LIBOR + 3.50%	Jun. 30, 2007
Total senior credit facilities	110,195
Mezzanine term loan(1)	17,490	LIBOR + 7.00%	Dec. 17, 2007
Notes payable	37,693	2.65% to 5.25%	Sept. 27, 2004
Total debt	165,378
Less current maturities	46,698
Net long-term debt	$118,680

(1)	Net of unamortized discount of $1,394 as of September 30, 2003.

As of September 30, 2003, the Company had outstanding borrowings of $110,195 under the Old Senior Credit Facility that bore interest at a rate of 5.63% to 7.13%.

Subject to certain exceptions, the Old Senior Credit Facility prohibited or restricted the incurrence of liens, the incurrence of additional indebtedness, certain fundamental corporate changes, dividends (including distributions to the Company), the making of specified investments and certain transactions with affiliates. In addition, the Senior Credit Facility contained affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as senior interest coverage, debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage and minimum net worth. At September 30, 2003, the Company was in compliance with such covenants.

The loans under the Old Senior Credit Facility were collateralized by, among other things, a lien on substantially all of Allied Holding's and its subsidiaries' assets, a pledge of Allied Holding's ownership interest in its subsidiaries and guaranties by Allied Holding's subsidiaries.

The Mezzanine Loan contained other terms and conditions substantially similar to those contained in the Old Senior Credit Facility. As of September 30, 2003, borrowings under the Mezzanine Loan bore interest at a rate of 10.63%.

Notes Due in Connection with Acquisitions.    In fiscal 2004, the Company repaid, through Allied Holding, notes payable of $38,740 issued in connection with the acquisition of certain U.K. flexible staffing agencies. In fiscal 2003, the Company repaid, through Allied Holding, notes payable of $19,363 issued in connection with the acquisition of certain U.K. flexible staffing agencies and wrote-off $613 of related debt discount. The notes payable were secured by the Company's previous senior credit lender which required the Company to keep an amount on deposit for the sole purpose of repaying

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

the notes payable. At September 30, 2004, the Company had one outstanding note payable of $1,799 that bore interest at a rate of 5.25%. At September 30, 2003, the Company had outstanding notes payable of $37,693 that bore interest at rates ranging from 2.65% to 5.25%. The related cash restricted to the payment of such notes has been classified as current in the accompanying Consolidated Balance Sheets.

Guarantees.    The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At September 30, 2004, the amounts guaranteed, which approximate the amounts outstanding, totalled $62,979. The Company's U.K. subsidiaries guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Company's previous agreements with the senior collateralized term and revolving credit facility, mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At September 30, 2003, the amounts guaranteed, which approximated the amounts outstanding, totalled $166,772.

Derivative Instrument.    On March 20, 2003, upon the expiration of the Company's prior Rate Cap and Floor Agreement, the Company entered into a Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $89,970 of the Company's floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be an asset of $312 at September 30, 2004 and a liability of $211 at September 30, 2003. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as an adjustment to interest expense.

Annual maturities of long-term debt for each of the next five years are:

Year ending September 30,
2005	$12,595
2006	10,796
2007	10,796
2008	10,796
2009	19,795
Thereafter	—
$64,778

7.    Corporate Reorganization:

On July 25, 2002, the Company consummated a reorganization (the "Reorganization"). Pursuant to the Reorganization, equity investments in one subsidiary, Allied Holdings and subordinated debt investments in a second subsidiary, Allied Healthcare Group Limited ("Allied Healthcare (UK)"), were exchanged for shares of the Company's common stock and shares of the Company's new Series A preferred stock. The net effect of the Reorganization was that Allied Holdings became an indirect wholly-owned subsidiary of the Company and the senior subordinated debt investments in Allied Healthcare (UK) were exchanged for shares of the Company's Series A preferred stock. The primary purpose of the Reorganization was the Company's desire to increase shareholder value by having the Company and its subsidiaries be viewed as "one company" by the marketplace. Other objectives of the Reorganization were to streamline the Company's corporate structure, improve the potential for equity financings in order to take advantage of attractive opportunities in the U.S. healthcare staffing

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

services market and, effectively convert the equity and subordinated debt investments in the Company's U.K. subsidiaries into direct investments in the Company. The Company's management believes that the Reorganization resulted in the Company having a more straight-forward and integrated management and corporate structure.

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

In the Reorganization, the Company issued an aggregate of 2,359 shares of its common stock and 7,774 shares of its Series A preferred stock with a liquidation preference of £22,287 ($35,213) in exchange for all of the equity investments in Allied Holdings not already held by the Company and all of the senior subordinated debt investments in Allied Healthcare (UK). The holders of the Series A preferred stock and the Company agreed to a fixed exchange rate of $1.58 set forth in an amendment to the Company's certificate of incorporation defining the rights of the Series A preferred stock. The common shares were valued at $3.91 per share which represented the closing price on AMEX of the Company's stock at April 24, 2002, the date of the Reorganization Agreement. The redeemable convertible preferred stock issued in connection with the Reorganization was valued based on the exchange ratio determined pursuant to the Reorganization Agreement. At issuance, as the value of the common stock into which the preferred shares would convert was less than the fair value of the redeemable preferred stock, there was no beneficial conversion feature.

The Company has registered, at its expense, the resale of all of the shares of common stock issued in the Reorganization and the shares of common stock issueable upon conversion of the Series A preferred stock.

The following table displays the unaudited pro forma results of operations and related per share information as if the Reorganization was completed as of October 1, 2001. The unaudited pro forma results principally reflect the reversal of interest expense, net of tax, related to the Notes of Allied Healthcare (UK) to reflect the exercise of equity warrants and the related exchange of Allied Holdings shares for the Company's new Series A preferred stock.

Year Ended September 30, 2002
Net revenues	$242,828
Gross profit	66,079
Operating income	19,536
Net income	4,984
Net income available for common shareholders	869
Income per share of common stock -Basic and Diluted	$0.04

The above pro forma results, exclude the following one time and non-recurring adjustments related to the Reorganization:

•	The Company recognized compensation expense of $1,619 on the exchange of 2,523 management's and employees' redeemable shares of Allied Holding for 414 shares of the Company's common stock calculated using a net exercise method.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

•	The Company recognized a gain of $5,143 on the settlement of accrued and unpaid interest owed to the holders of the Notes of Allied Healthcare (UK).

•	The Company recognized a charge of $925 to reflect the write off of deferred costs associated with the Notes of Allied Healthcare (UK) issued in 1999, which were exchanged in the Reorganization.

•	The Company recognized a charge of $686 to reflect the costs associated in completing the Reorganization transaction.

8.    Series A Preferred Stock:

In the Reorganization, the Company issued 7,774 shares of its Series A preferred stock with an aggregate liquidation preference of £22,287 ($35,213 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,287 ordinary shares of Allied Holdings.

During March through May of 2004, the Company entered into conversion agreements (the "Conversion Agreements") with all of the holders of our Series A preferred stock. Pursuant to the Conversion Agreements, such holders agreed to convert their shares into a like number of shares of common stock upon the consummation of the Company's public offering in return for the payment of accrued but unpaid dividends and a conversion fee in the aggregate amount of $2,034. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement, the shares of the Company's common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to the Company. The portion of the conversion fee to be repaid to the Company shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180. Pursuant to the Conversion Agreements, on July 7, 2004, all 7,774 outstanding shares of Series A preferred stock were converted into a like number of shares of common stock. The Company paid to the holders of the Series A preferred stock an aggregate of $7,388 in accrued and unpaid dividends and $2,034 in conversion fees in connection with the conversion.

On July 20, 2004, the Company filed a certificate of amendment to its certificate of incorporation that eliminated all references in its certificate of incorporation to the Series A preferred stock, of which there were 8,000 authorized shares. Pursuant to such certificate of amendment, the Series A preferred stock was returned to the status of authorized but unissued shares of "blank check" preferred stock.

The following table presents the changes in the carrying amount of the Series A preferred stock for the years ended September 30, 2004 and 2003:

	2004	2003
Balance at October 1, 2003 and 2002, respectively, net of issuance costs	$33,151	$32,254
Accretion of issuance costs, based on interest rate method	366	482
Foreign exchange effect	—	415
Write-off of remaining issuance costs	1,696	—
Conversion into common shares	(35,213)	—
Balance at September 30, 2004 and 2003, respectively	—	33,151

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

9.    Common Stock Offering:

On July 1, 2004, the Securities and Exchange Commission declared a registration statement on Form S-1 filed by the Company effective and, on July 7, 2004, the Company issued 14,500 shares of its common stock pursuant to the registration statement (the "Offering"). Each share was sold to the public at a price of $4.90 per share. The Company realized approximately $65,715 in net proceeds from the sale of its shares of common stock. This amount, together with the initial borrowings available under the New Senior Credit Facility were used (1) to repay the Old Senior Credit Facility and Mezzanine Loan; (2) to pay accrued but unpaid dividends on the Series A preferred stock; and (3) to pay a conversion fee to the holders of the Series A preferred stock. Any remaining amounts from the initial borrowings will be used for general corporate purposes and acquisitions.

10. Shareholders' Equity:

On April 22, 2002, the Company issued 684 shares of common stock to Mr. Aitken and 487 shares of common stock to Ms. Eames. Simultaneously with this issuance, the Company entered into agreements with Mr. Aitken and Ms. Eames in which the Company agreed to provide them (through cash bonuses and loans) with substantially all of the cash necessary for them to pay the income taxes that they are expected to incur as a result of the issuances. Pursuant to these agreements, the Company made a cash bonus payment to Mr. Aitken of $1,401 and loaned him $550 and made a cash bonus payment to Ms. Eames of $846 and loaned her $390. The loans, which had been issued on a recourse basis, provide for interest at the rate of 4.65% compounded annually. All outstanding principal and accrued interest will be due on the earlier of April 30, 2007 or the date on which the employee disposes of the common shares received in accordance with the agreements. As collateral for the loans the employees have pledged an aggregate of 1,155 fully vested non-qualified stock options held by the employees and any proceeds received from the sale of the underlying securities. In addition, pursuant to these agreements, Allied Holdings agreed to indemnify Mr. Aitken and Ms. Eames for certain income tax liabilities that they may incur as a result of these share issuances, subject to a maximum aggregate amount of $1,000. These executive bonuses and loans have been approved by the Company's Board of Directors. The Company had recognized an aggregate expense of $6,558 related to these transactions in the year ended September 30, 2002.

The Company registered, at its expense, the resale of the shares issued to Mr. Aitken and Ms. Eames.

On December 2, 2003, Mr. Aitken, the Company's Chairman of the Board, and Ms. Eames, who was then serving as the Company's Chief Executive Officer, repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

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

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

negotiated transactions. In May 2003, the Company initiated another stock repurchase program, whereby the Company may purchase up to an additional $3,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2004, the Company had acquired 408 shares for an aggregate purchase price of $1,285 pursuant to its stock repurchase programs, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2004.

11.    Income Taxes:

The provision for income taxes from continuing operations for the years ended September 30, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Current:
Federal	$(68)	$(1,806)	$—
Foreign	4,885	7,622	4,770
Deferred:
Federal	—	—	—
Foreign	1,030	(906)	201
Provision for income taxes	$5,847	$4,910	$4,971

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Provision for doubtful accounts	$—	$958
Accrued expenses	260	233
Federal net operating loss carryforward	26,402	24,450
State net operating loss carryforward	9,046	1,998
Depreciation	6	7
Intangible assets	104	96
Capital loss carryforward	—	768
Charitable contribution	—	8
AMT credit	—	68
Other, net	14	83
Gross deferred tax assets	35,832	28,669
Valuation allowance	(35,832)	(27,645)
Net deferred tax assets	—	1,024
Deferred tax liabilities:
Depreciation	(1,054)	(945)
Intangible assets	(1,292)	(606)
Other, net	(94)	—
Deferred tax liabilities	(2,440)	(1,551)
Net deferred tax liability	$(2,440)	$(527)

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The Company has recorded a full valuation allowance against it U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

As of September 30, 2004, the Company has a Federal net operating loss carryforward of approximately $77,652 which if unused, will expire in the years 2018 through 2023.

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Income taxes at 34%	$5,343	$5,569	$3,021
Tax contingency	—	(1,874)	—
Nondeductible expenses, primarily amortization and write down of intangible assets	5	6	943
Nondeductible compensation	304	94	—
Valuation allowance	1,071	1,304	1,896
Foreign tax, net	(876)	(189)	—
Other, net	—	—	(889)
Provision for income taxes	$5,847	$4,910	$4,971

Provision has not been made for U.S. or additional foreign taxes on approximately $47,365 of undistributed earnings of the U.K. foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.

Income before income taxes generated from the U.K. operations for the years ended September 30, 2004, 2003 and 2002 was $19,970, $20,307 and $14,271, respectively.

12.    Stock Option Plan and Warrants:

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

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Following is a summary of transactions under the Option Plan during the year ended September 30, 2004, 2003 and 2002:

	2004		2003		2002
	Number Of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exericse Price ($)
Outstanding beginning of year	2,254	4.58	1,530	4.24	1,394	4.22
Granted	713	5.70	1,415	4.30	205	5.41
Exercised	(87)	4.63	(403)	2.40	—
Forfeited	(234)	4.68	(288)	4.42	(69)	7.25
Outstanding end of year	2,646	4.87	2,254	4.58	1,530	4.24
Weighted-average fair value of options granted during the year		5.70		3.29		2.93
Available for future grants	1,556

On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the "Directors Plan") which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2004, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.

A summary of the 2,646 options outstanding as of September 30, 2004 is as follows:

Range Of Exericse Price ($)	Number Outstanding	Weighted Average Exercise Price of Options Outstanding ($)	Weighted Average Remaining Contractual Life In Years	Number Exercisable	Weighted Average Exercise Price of Options Exercisable ($)
1.75	345	1.75	1.2	345	1.75
3.83 – 5.70	1,801	4.81	8.8	1,211	5.00
7.25	500	7.25	3.3	500	7.25
	2,646	4.87	6.7	2,056	5.00

Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the years ended September 30, 2004 and 2003, the Company recorded $302 and $41, respectively, in amortization related to such warrants.

13.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, in cash, of up to $10,501 at September 30, 2004, in contingent consideration dependent upon future earnings of such acquired entities.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Employment Agreements:

The Company has three employment agreements that provided for minimum aggregate annual compensation of $988 in fiscal 2004.

In September 2001, the Company entered into an employment agreement with Mr. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that the Company will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken for fiscal 2005 is £250,000. Mr. Aitken's employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreement) of the Company, Mr. Aitken or the Company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, the Company entered into an employment agreement with Ms. Eames, which was modified in November 2004. Pursuant to her employment agreement, as modified, Ms. Eames will serve as Executive Vice President of the Company until May 2006 at an annual salary of $200,000. Ms. Eames' employment agreement, as amended, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in the Company held by Mr. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through May 2006.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with the Company or its subsidiaries for twelve months following termination of employment without the Company's prior written consent.

The Company has also entered into an employment agreement with Mr. Murphy, its Chief Financial Officer. The employment agreement with Mr. Murphy is terminable by either party on six months' notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy's salary is currently £165,000.

Operating Leases:

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Future minimum rental commitments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2004 are as follows:

2005	2,203
2006	1,812
2007	1,489
2008	1,008
2009	925
Thereafter	2,050
$9,487

Rent expense under non-capitalized, non-cancelable lease agreements for the years ended September 30, 2004, 2003 and 2002 amounted to $3,493, $2,749 and $2,002, respectively.

ALLIED HEALTHCARE INTERNATIONAL, INC.
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

Contingencies:

Some of the Company's subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government's claims processing administrator. From time to time, the carrier may have requested an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier. Some of the subsidiaries currently are responding to these audits and pursuing appeal rights in certain circumstances.

The Company believes that it is in compliance, in all material respects, with the applicable provisions of the Federal statutes, regulations and laws and applicable state laws together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state laws and those of other countries may have on the Company's consolidated financial position, cash flows or results of operations.

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and, at September 30, 2004, has recorded an accrual of approximately $694 to cover its estimate for exposure related to these matters. Management believes these matters, including the derivative suit, should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

14.    Operations by Business Segments and Geographic Areas:

As disclosed in Note 3, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations on April 16, 2003 and the Home Healthcare results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, during the years ended September 30, 2004, 2003 and 2002, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

The following tables present certain financial information by reportable business segment and geographic area of operations for the years ended September 30, 2004, 2003 and 2002.

	Year Ended September 30, 2004
	U.K. Operations	Total
Net patient services	$317,393	$317,393
Net respiratory, medical equipment and supplies	7,905	7,905
Total revenues to unaffiliated customers	$325,298	$325,298
Segment operating profit	$34,553	$34,553
Corporate expenses		(4,926)
Interest expense, net		(13,727)
Foreign exchange loss		(184)
Income before income taxes		$15,716
Depreciation and amortization	$2,412	$2,412
Corporate depreciation and amortization		7
Total depreciation and amortization		$2,419
Identifiable assets, September 30, 2004	$277,675	$277,675
Corporate assets		4,719
Total assets, September 30, 2004		$282,394
Capital expenditures	$7,829	$7,829
Corporate capital expenditures		—
Total capital expenditures		$7,829

	Year Ended September 30, 2003
	U.K. Operations	Total
Net patient services	$287,964	$287,964
Net respiratory, medical equipment and supplies	6,415	6,415
Total revenues to unaffiliated customers	$294,379	$294,379
Segment operating profit	$31,497	$31,497
Corporate expenses		(3,822)
Interest expense, net		(11,279)
Foreign exchange loss		(18)
Income before income taxes and discontinued operations		$16,378
Depreciation and amortization	$1,976	$1,976
Corporate depreciation and amortization		9
Total depreciation and amortization		$1,985
Identifiable assets, September 30, 2003	$302,309	$302,309
Corporate assets		9,359
Total assets, September 30, 2003		$311,668
Capital expenditures	$4,015	$4,015
Corporate capital expenditures		11
Total capital expenditures		$4,026

ALLIED HEALTHCARE INTERNATIONAL, INC.
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

The net assets for the U.K. Operations were $131,216 and $109,556 as of September 30, 2004 and 2003, respectively.

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

The Company may make additional matching cash contributions at its discretion. The Company's contributions to the plan were approximately $3, $35 and $30 for the years ended September 30, 2004, 2003 and 2002, respectively.

In addition to the U.S. plan described above, certain of the Company's U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company's contributions to the U.K. plans were $89, $131 and $252 for the years ended September 30, 2004, 2003 and 2002, respectively.

ALLIED HEALTHCARE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited):

The following table presents the comparative unaudited quarterly results for the years ended September 30, 2004 and 2003:

2004 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$78,543	$80,167	$81,914	$84,674
Gross profit	$22,310	$22,533	$23,586	$24,742
Net income	$1,762	$2,643	$3,299	$2,165	(a)
Net income (loss) available to common shareholders	$706	$1,574	$2,208	$(1,639)	(b)
Basic and diluted net income (loss) per share of common stock	$0.03	$0.07	$0.10	$(0.04)

(a)	Includes charges of $2,906, net of tax, related to write-offs associated with refinancing the Old Senior Credit Facility.

(b)	Includes charges of $3,730 related to the conversion of the Series A preferred stock.

2003 Quarter Ended	December 31,	March 31,		June 30,	September 30,
Total revenues	$67,998	$71,686		$75,274	$79,421
Gross profit	$18,898	$19,625		$20,595	$22,205
Discontinued operations	$184	$(62)		$381	$—
Net income	$2,303	$3,526	(c)	$2,120	$4,022
Net income available to common shareholders	$1,309	$2,552		$1,117	$2,988
Basic and diluted net income per share of common stock	$0.06	$0.11		$0.05	$0.13

(c)	Includes benefit of $1,874 related to the reversal of an estimated income tax liability for a business that was previously discontinued and no longer has any tax liabilities.

17.    Subsequent Events:

In November 2004, the Company acquired two flexible staffing agencies for approximately $3,289 in cash and additional contingent cash consideration of up to $3,142 dependent upon future earnings of the acquired entities.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,906	$5,813
Receivables from subsidiaries	103,013	46,242
Prepaid expenses and other assets	431	897
Total current assets	105,350	52,952

Property and equipment, net	15	21
Investment in subsidiaries	82,317	60,699
Goodwill	2,300	2,300
Other assets	66	327
Total assets	$190,048	$116,299

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Dividends payable	$—	$4,464
Liabilities of discontinued operations	690	690
Accounts payable	246	676
Accrued expenses	2,042	1,983
Taxes payable	—	68
Total current liabilities	2,978	7,881

Long-term liabilities	93	104
Total liabilities	3,071	7,985

Commitments and contingencies

Redeemable convertible Series A preferred stock, $.01 par value; authorized 8,000 shares, 7,774 shares issued and outstanding at September 30, 2003 (liquidation value $35,213)	—	33,151

Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, no shares issued and outstanding at September 30, 2004	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,050 and 22,689 shares, respectively	450	227
Additional paid-in capital	236,988	142,897
Accumulated other comprehensive income	10,778	3,140
Accumulated deficit	(58,945)	(68,814)
	189,271	77,450
Less notes receivable from officers	—	(1,002)
Less cost of treasury stock (585 and 408 shares, respectively)	(2,294)	(1,285)
Total shareholders' equity	186,977	75,163
Total liabilities and shareholders' equity	$190,048	$116,299

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002

Revenue	$—	$—	$—

Expenses:
Selling, general and administrative expenses	4,884	4,178	10,848
Forgiveness of intercompany debt	—	12,106	—
Total expenses	4,884	16,284	10,848

Gain on settlement of PIK interest	—	—	(5,143)
Equity in income of subsidiaries	14,013	26,043	10,615
Interest income	(856)	(68)	(24)
Other expense	184	181	140
Income before income taxes and discontinued operations	9,801	9,646	4,794

Benefit from income taxes	(68)	(1,806)	—

Income before discontinued operations	9,869	11,452	4,794

Discontinued operations—Gain on disposal of subsidiaries, net of taxes of $775	—	519	—
	—	519	—

Net income	$9,869	$11,971	$4,794

See note to condensed financial information.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Cash flows from operating activities:
Net income	$9,869	$11,971	$4,794
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity interest in net income of subsidiaries	(14,013)	(26,043)	(10,615)
Gain on sale of subsidiaries	—	(519)	—
Depreciation and amortization	7	9	16
Amortization of debt issuance costs and warrants	302	203	—
Forgiveness of intercompany debt	—	12,106	—
Loss on sale of fixed assets	—	3	—
Minority interest	—	—	120
Stock based compensation - employees	—	587	5,835
Interest accrued on loans to officers	(7)	(44)	(18)
Gain on settlement of PIK interest	—	—	(5,143)
Gain on acquisition of minority interest	—	—	(179)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in receivables from subsidiaries	(56,771)	1,164	4,287
Decrease (increase) in prepaid expenses and other assets	431	(394)	(82)
(Decrease) increase in accounts payable and other liabilities	(451)	(1,641)	305
Net cash used in continuing operations	(60,633)	(2,598)	(680)
Net cash provided by discontinued operations	—	463	1,640
Net cash (used in) provided by operating activities	(60,633)	(2,135)	960
Cash flows from investing activities:
Capital expenditures	—	(11)	(9)
Loans to officers	—	—	(940)
Proceeds from sale of discontinued operations	—	8,195	—
Net cash provided by (used in) investing activities	—	8,184	(949)
Cash flows from financing activities:
Payments for stock issuance costs	(5,335)	(20)	(4,054)
Payments for preferred dividends	(9,422)	—	—
Proceeds from issuance of stock	71,050	—	3,188
Payments for treasury shares acquired	—	(565)	—
Stock options and warrants exercised, net, including tax benefit	401	80	—
Net cash provided by (used in) financing activities	56,694	(505)	(866)
Effect of exchange rate on cash	32	(114)	252
(Decrease) increase in cash	(3,907)	5,430	(603)
Cash and cash equivalents, beginning of period	5,813	383	986
Cash and cash equivalents, end of period	$1,906	$5,813	$383

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the "Company") in its 2004 Annual Report on Form 10-K.

The investments in the Company's subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company's equity in the subsidiaries' income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts		Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2004	$3,346	$(1,653)	$259	(B)	$683	(A)	$1,269
Year ended September 30, 2003	$22,849	$1,205	$227	(B)	$20,935	(A)	$3,346
Year ended September 30, 2002	$22,737	$985	$158	(B)	$1,031	(A)	$22,849

(A) Doubtful accounts written off, net of recoveries and sold.

(B)	Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.