Form 10-Q
period 2004-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2005-02-11
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2004

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                  to

Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

New York	13-3098275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES             NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at February 7, 2005 44,468,772 Shares

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

Part I

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2004 (Unaudited)	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,880	$9,299
Restricted cash	—	1,799
Accounts receivable, less allowance for doubtful accounts of $1,422 and $1,269, respectively	34,546	31,263
Unbilled accounts receivable	11,146	9,325
Inventories	352	403
Prepaid expenses and other assets	2,355	2,080
Total current assets	53,279	54,169
Property and equipment, net	18,622	16,584
Goodwill	226,613	206,110
Other intangible assets, net	4,133	4,306
Derivative asset	46	312
Deferred financing costs and other assets	933	913
Total assets	$303,626	$282,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,799
Current portion of long-term debt	11,560	10,796
Liabilities of discontinued operations	690	690
Accounts payable	1,363	1,700
Accrued expenses	24,431	24,950
Taxes payable	3,367	766
Total current liabilities	41,411	40,701
Long-term debt	55,871	52,183
Deferred income taxes and other long-term liabilities	2,433	2,533
Total liabilities	99,715	95,417
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding − none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,054 shares and 45,050 shares, respectively	451	450
Additional paid-in capital	237,008	236,988
Accumulated other comprehensive income	22,864	10,778
Accumulated deficit	(54,118)	(58,945)
	206,205	189,271
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	203,911	186,977
Total liabilities and shareholders' equity	$303,626	$282,394

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
Revenues:
Net patient services	$84,228	$76,723
Net respiratory, medical equipment and supplies	2,335	1,820
Total revenues	86,563	78,543
Cost of revenues:
Patient services	60,133	55,188
Respiratory, medical equipment and supplies	1,216	1,045
Total cost of revenues	61,349	56,233
Gross profit	25,214	22,310
Selling, general and administrative expenses	17,227	16,706
Operating income	7,987	5,604
Interest income	67	224
Interest expense	(1,276)	(2,426)
Foreign exchange gain (loss)	7	(11)

Income before income taxes	6,785	3,391
Provision for income taxes	1,958	1,629
Net income	4,827	1,762
Redeemable preferred dividends and accretion	—	1,056

Net income available to common shareholders	$4,827	$706
Basic and diluted net income available to common shareholders per share of common stock	$0.11	$0.03
Weighted average number of common shares outstanding:
Basic	44,466	22,224
Diluted	44,942	22,651

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$4,827	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	532
Amortization of intangible assets	172	124
Amortization of debt issuance costs and warrants	122	472
Provision for allowance for doubtful accounts	67	244
Interest accrued on loans to officers	—	(7)
Interest in kind	—	171
Deferred income taxes	(135)	162
Changes in assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(735)	1,193
Decrease (increase) in inventories	77	(62)
(Increase) decrease in prepaid expenses and other assets	(1,024)	2,729
Decrease in accounts payable and other liabilities	(2,356)	(4,128)
Net cash provided by operating activities	1,634	3,192
Cash flows from investing activities:
Capital expenditures	(1,444)	(973)
Payments for acquisitions − net of cash acquired	(2,684)	(1,772)
Proceeds limited to future acquisitions	1,866	37,184
Payments on acquisitions payable	(1,168)	—
Net cash (used in) provided by investing activities	(3,430)	34,439
Cash flows from financing activities:
Payments on notes payable	(1,866)	(36,888)
Proceeds from long-term debt	1,866
Payments on long-term debt	(1,866)	(3,585)
Payments for financing fees	(8)	—
Stock options exercised	21	—
Net cash used in financing activities	(1,853)	(40,473)
Effect of exchange rate on cash	(770)	1,079
Decrease in cash	(4,419)	(1,763)
Cash and cash equivalents, beginning of period	9,299	21,691
Cash and cash equivalents, end of period	$4,880	$19,928
Supplemental cash flow information:
Cash paid for interest	$1,886	$2,639
Cash paid for income taxes	$1,023	$1,769
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$5,051	$2,238
Liabilities assumed or incurred	1,485	119
Cash paid for acquisitions (including related expenses)	3,566	2,119
Cash acquired	882	347
Net cash paid for acquisitions	$2,684	$1,772

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At December 31, 2004, the Company operated an integrated network of over 125 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 25,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2004. Although the Company's operations are not highly seasonal, the results of operations for the three months ended December 31, 2004 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.    Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-Based Compensation ("FAS No. 123") issued by the Financial Accounting Standards Board (the "FASB"), the Company continues to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company's net income and related per share amounts would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	December 31,
	2004	2003
Net income available to common shareholders, as reported	$4,827	$706
Add: Stock-based compensation included in reported net income, net of related tax effect	21	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(274)	(2,983)
Pro forma net income (loss) available to common shareholders	$4,574	$(2,227)
Basic and diluted net income (loss) per share:
As reported	$0.11	$0.03
Pro forma	$0.10	$(0.10)

3.    Restricted Cash:

At September 30, 2004, restricted cash represented proceeds limited to future acquisitions. The proceeds referred to amounts advanced to the Company under its previous senior collateralized term and revolving credit facility (the "Old Senior Credit Facility") that could have only been used by the Company to fund acquisitions permitted thereunder, including payments of additional contingent consideration.

On July 19, 2004, the Company's U.K. subsidiary, Allied Healthcare Holdings Limited ("Allied Holdings"), obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency new senior credit facility (the "New Senior Credit Facility"). Under the New Senior Credit Facility, there are no loan proceeds limited to future acquisitions. The proceeds from the New Senior Credit Facility were used, in part, to repay the Old Senior Credit Facility.

4.    Intangible Assets:

Intangible assets, consisting principally of goodwill, are carried at cost, net of accumulated amortization.

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2004 and determined there was no impairment to its recorded goodwill balance.

The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2004:

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

Balance at September 30, 2004	$206,110
Goodwill acquired during the period	5,885
Foreign exchange effect	14,618
Balance at December 31, 2004	$226,613

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the period ended December 31, 2004 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $210. In addition, goodwill is not deductible for tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		December 31, 2004
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 – 12	$4,886	$888	$3,998
Trade names	3	198	138	60
Non-compete agreements	2 – 5	145	78	67
Favorable leasehold interests	2 – 5	23	15	8
Total		$5,252	$1,119	$4,133

		September 30, 2004
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 – 12	$4,844	$689	$4,155
Trade names	3	185	113	72
Non-compete agreements	2 – 5	135	65	70
Favorable leasehold interests	2 – 5	21	12	9
Total		$5,185	$879	$4,306

Amortization expense for other intangible assets still subject to amortization was $172 for the three months ended December 31, 2004. At December 31, 2004, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $609 for the nine months ending September 30, 2005 and $737, $720, $635 and $534 for the fiscal years ending September 30, 2006, 2007, 2008 and 2009, respectively.

5.    Notes Payable:

During the quarters ended December 31, 2004 and 2003, the Company repaid, through its U.K. subsidiary, notes payable of $1,866 and $36,888, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

6.    Accrued Expenses:

Accrued expenses consist of the following at December 31, 2004 and September 30, 2004:

	December 31,	September 30,
	2004	2004
Payroll and related expenses	$17,591	$20,500
Acquisitions payable	2,139	—
Other	4,701	4,450
	$24,431	$24,950

7.    Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three months ended December 31, 2004, the Company recorded $75 in amortization related to such warrants.

8.    Shareholders' Equity:

In the first quarter of fiscal 2004, Mr. Aitken, the Company's Chairman and Chief Executive Officer, and Ms. Eames, the Company's Executive Vice President, repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 103,596 and 73,459 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares. The Company also reimbursed Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

9.    Business Combinations and Dispositions:

Combinations:

In November 2004, the Company completed two acquisitions of Social Services agencies for approximately $3,289 in cash, $1,019 in acquisition payable and additional contingent cash consideration of up to $3,362 dependent upon future earnings of the acquired entities. The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

During the three months ended December 31, 2004, the Company completed its purchase price allocation for one of its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,047, $960 and $407, respectively, with the remaining portion of $1,323 attributable to goodwill.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

The preliminary purchase price allocations for the remaining fiscal 2004 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at December 31, 2004; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

10.    Derivative Instrument:

On March 20, 2003, the Company entered into a Rate Cap and Floor Collar Agreement that caps its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $96,330 of the Company's floating rate debt under a contract which expires March 20, 2008. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance, the Company has calculated the fair value of the interest cap and floor derivative to be an asset of $46 at December 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

11.    Income Taxes:

The Company recorded a provision for income taxes amounting to $1,958 or 28.9% of income before income taxes for the three months ended December 31, 2004, compared to a provision of $1,629 or 48.0% of income before income taxes for the three months ended December 31, 2003. The difference in the effective tax rate between the three months ended December 31, 2004 and the three months ended December 31, 2003 is mainly due to the U.S. pre-tax loss recorded in the first quarter of fiscal 2003 for which no benefit was provided and permanent differences in the U.K. The Company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that it will not utilize its net operating losses in the U.S.

12.    Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At December 31, 2004 and 2003, the Company had outstanding stock options and warrants to purchase 1,466 and 1,553 shares, respectively, of common stock ranging in price from $5.41 to $7.25 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for each respective quarter.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2004 are as follows:

	Three Months Ended
	December 31,
	2004	2003
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,466	22,224
Effect of dilutive securities – stock options and warrants	476	427
Shares used in computation of diluted EPS of common stock	44,942	22,651

13.    Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

comprehensive income impacting the Company. The following table displays comprehensive income for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003
Net income	$4,827	1,762
Change in cumulative translation adjustment, net of income taxes	12,086	7,349
Comprehensive income, net of income taxes	$16,913	$9,111

14.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $12,280 at December 31, 2004 in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At December 31, 2004, the amounts guaranteed, which approximate the amounts outstanding, totalled $67,431. The Company's U.K. subsidiaries guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Company's previous senior collateralized term and revolving credit facility, mezzanine indebtedness and various notes issued in connection with the acquisition of certain U.K. flexible staffing agencies. At December 31, 2003, the amounts guaranteed, which approximated the amounts outstanding, totaled $136,000.

Litigation:

On April 13, 1998, one of the Company's shareholders, purporting to sue derivatively on its behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleged that certain of the Company's officers and directors, and Hyperion Partners II L.P., breached fiduciary duties owed to the Company and its shareholders, in connection with a transaction, approved by a vote of the Company's shareholders on March 17, 1998, in which the Company was to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action sought injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. On January 24, 2005, the plaintiff filed a Stipulation of Discontinuance without costs to any party against any other.

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

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $596 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

Revenue related to the Company's supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises less than 3% of the Company's revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with home care providers. The revisions would permit homecare providers to supply cylindered gas and liquid oxygen as well as oxygen concentrators. The Company has submitted a re-tender offer for such businesses. If the Company is unsuccessful in obtaining such contracts, it will be unable to supply oxygen for use in respiratory therapy, which may have a material impact on its consolidated financial position and results of operations. Currently, the outcome of the resulting competitive tendering exercise cannot be predicted. The Company's supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

15.    Operations by Business Segments and Geographic Areas:

During the three months ended December 31, 2004 and 2003, the Company's continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

The following tables present certain financial information by reportable business segment and geographic area of operations for the three months ended December 31, 2004 and 2003.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31, 2004
	U.K.
	Operations	Total
Net patient services	$84,228
Net respiratory, medical equipment and supplies	2,335
Total revenues to unaffiliated customers	$86,563	$86,563
Segment operating profit	$8,670	$8,670
Corporate expenses		(683)
Interest expense, net		(1,209)
Foreign exchange gain		7
Income before income taxes		$6,785
Depreciation and amortization	$790	$790
Corporate depreciation and amortization		1
Total depreciation and amortization		$791
Identifiable assets, December 31, 2004	$300,130	$300,130
Corporate assets		3,496
Total assets, December 31, 2004		$303,626
Capital expenditures	$1,444	$1,444
Corporate capital expenditures		—
Total capital expenditures		$1,444

	Three Months Ended December 31, 2003
	U.K.
	Operations	Total
Net patient services	$76,723
Net respiratory, medical equipment and supplies	1,820
Total revenues to unaffiliated customers	$78,543	$78,543
Segment operating profit	$7,383	$7,383
Corporate expenses		(1,779)
Interest expense, net		(2,202)
Foreign exchange loss		(11)
Income before income taxes		$3,391
Depreciation and amortization	$654	$654
Corporate depreciation and amortization		2
Total depreciation and amortization		$656
Identifiable assets, December 31, 2003	$282,075	$282,075
Corporate assets		6,262
Total assets, December 31, 2003		$288,337
Total capital expenditures	$973	$973

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)
(Unaudited)

16.    Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $79 to such plans in fiscal 2005.

17.    Impact of Recent Accounting Standards:

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment ("FAS No. 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. FAS No. 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the fourth quarter of fiscal 2005. Retroactive application of the provisions of FAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of FAS No. 123R on its consolidated financial position and results of operations.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. FAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of FAS No. 153. The Company does not expect the adoption of FAS No. 153 to have a material impact on its consolidated financial position or results of operations.

18.    Subsequent Events:

On February 8, 2005, the Company entered into an Interest Rate Swap Agreement that caps its interest rate at LIBOR of 4.935%, on approximately $57,798 of the Company's debt under a contract which expires July 19, 2009. In addition, the Company sold its Interest Rate Cap and Floor Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47% on approximately $96,330 of the Company's floating rate debt, for $99.

On February 10, 2005, the Company completed an acquisition of a Social Services agency for approximately $788 in cash and additional contingent cash consideration of up to $1,071 dependent upon future earnings of the acquired entity over the next 26 weeks.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At December 31, 2004, we operated an integrated network of over 125 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. We maintain a pool of over 25,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2004. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2004 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately 97% of our company's business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment (including respiratory equipment) are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Three Months Ended December 31, 2004 vs. Three Months Ended December 31, 2003

Revenues

Total revenues for the three months ended December 31, 2004 were $86.6 million compared to $78.5 million for the three months ended December 31, 2003, an increase of $8.1 million or 10.2%. This increase was mainly due to the favorable effects of changes in foreign exchange ($7.4 million), acquisitions in the social service sector ($4.6 million) and internal growth in our respiratory, medical equipment and supplies operations ($0.3 million). This increase was offset by decreases in our NHS business as a result of the NHS quality standards that were introduced in early fiscal 2004 which resulted in fewer workers being available for placement with the NHS and additional competition from NHS Professionals, the internal NHS agency.

Gross Profit

Total gross profit increased by $2.9 million to $25.2 million for the three months ended December 31, 2004 from $22.3 million for the three months ended December 31, 2003, an increase of 13.0%. The favorable effects of changes in foreign exchange accounted for $2.2 million of the increase. As a percentage of total revenue, gross profit for the three months ended December 31, 2004 increased to 29.1% from 28.4% for the comparable prior period. Gross margins for patient services increased (28.6% for the three months ended December 31, 2004 versus 28.1% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers.

Gross margins in respiratory, medical equipment and supplies sales increased (47.9% for the three months ended December 31, 2004 versus 42.6% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $0.5 million to $17.2 million for the three months ended December 31, 2004 from $16.7 million for the three months ended December 31, 2003, an increase of 3.1%. This increase was mainly due to changes in foreign exchange of $1.4 million. This increase was partially offset by the compensation payments of $0.9 million to key executives, made in the quarter ended December 31, 2003, to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries' for shares of our common stock and shares of our new Series A preferred stock in fiscal 2002 (the "Reorganization") and lower level of overhead costs.

Interest Income

Total interest income for the three months ended December 31, 2004 was $0.1 million compared to $0.2 million for the three months ended December 31, 2003, which represents a decrease of $0.1 million. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the three months ended December 31, 2004 was $1.3 million compared to $2.4 million for the three months ended December 31, 2003, which represents a decrease of $1.1 million. This decrease was principally due to reduced bank debt in the three months ended December 31, 2004. This decrease was partially offset by the recording of a $0.3 million charge related to the change in the fair value of our company's interest rate cap and floor collar agreement in the three months ended December 31, 2004 as compared to a $0.6 million benefit recorded in the three months ended December 31, 2003 as well as changes in foreign exchange of $0.2 million.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.0 million or 28.9% of income before income taxes for the three months ended December 31, 2004, compared to a provision of $1.6 million or 48.0% of income before income taxes for the three months ended December 31, 2003. The difference in the effective tax rate between the three months ended December 31, 2004 and the three months ended December 31, 2003 is mainly due to the U.S. pre-tax loss recorded in the first quarter of fiscal 2003 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $4.8 million for the three months ended December 31, 2004 compared to net income of $1.8 million for the three months ended December 31, 2003.

Series A Preferred Stock

On July 7, 2004, all of our Series A preferred stock was converted into a like number of shares of common stock. For the three months ended December 31, 2003, we accrued $1.0 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.1 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For the three months ended December 31, 2004, we generated $1.6 million of cash from operating activities. Cash requirements for the three months ended December 31, 2004 for capital expenditures ($1.4 million), payments for acquisitions and acquisitions payable ($3.9 million), payments on notes payable ($1.9 million) and payments on long-term debt ($1.9 million), were met through operating cash flows, restricted cash, proceeds from long-term debt and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of December 31, 2004, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at December 31, 2004.

In fiscal 2004, Mr. Aitken, our company's Chairman and Chief Executive Officer, and Ms. Eames, our company's Executive Vice President, repaid in full the principal and accrued interest on the promissory notes issued by them to our company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $0.6 million and $0.4 million, respectively. The loans were repaid by delivery to our company of 103,596 and 73,459 shares of our company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by our company as treasury shares.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2004 and September 30, 2004, $34.5 million (11.4%) and $31.3 million (11.1%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections and changes in foreign exchange.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2004 and September 30, 2004, our average DSOs were 36 and 33, respectively.

Borrowings

General

In the fourth quarter of fiscal 2004, our U.K. subsidiary obtained a New Senior Credit Facility. Additionally, subject to the terms of the New Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including an interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The New Senior Credit Facility (together with approximately $65.7 million of the net proceeds of our July 7, 2004 public offering) refinanced our company's Old Senior Credit Facility and mezzanine indebtedness (the "Mezzanine Loan"), both of which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Limited ("Allied Holdings") and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30 million term loan A, maturing July 19, 2009; and

•	£20 million revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commences on January 19, 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of December 31, 2004, we had outstanding borrowings of $57.8 million and $9.6 million relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.66%.

The New Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the New Senior Credit Facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to us by our subsidiaries);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of December 31, 2004, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

During the quarters ended December 31, 2004 and 2003, we repaid, through our U.K. subsidiary, notes payable of $1.9 million and $36.9 million, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

Guarantees

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At December 31, 2004 and September 30, 2004, the amounts guaranteed, which approximates the amounts outstanding, totaled $67.4 million and $63.0 million, respectively.

Derivative Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $96.3 million of our floating rate debt under a contract that expires March 20, 2008. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest cap and floor derivative to be an asset of $0.05 million at December 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

On February 8, 2005, our company entered into an Interest Rate Swap Agreement that caps our interest rate at LIBOR of 4.935%, on approximately $57.8 million of our company's debt under a contract which expires July 19, 2009. In addition, our company sold its Interest Rate Cap and Floor Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47% on approximately $96.3 million of our company's floating rate debt, for $0.1 million.

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

During March through May of 2004, we entered into conversion agreements (the "Conversion Agreements") with all of the holders of our Series A preferred stock. Pursuant to the Conversion Agreements, the holders of all 7,773,660 outstanding shares of Series A preferred stock converted their shares of Series A preferred stock into a like number of shares of our common stock upon the consummation of our July 7, 2004 issuance of 14,500,000 shares of our common stock pursuant to the registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 1, 2004 ("Public Offering"). We paid to the holders of the Series A preferred stock an aggregate of $7.4 million in accrued and unpaid dividends and $2.0 million in conversion fees in connection with the conversion. The Conversion Agreements provide that if, at any time during the six-month period beginning on the effective date of the registration statement relating to the Public Offering, the shares of our common stock trade at $11.32 for ten days during any period of thirty consecutive trading days (such tenth day being the "Threshold Date"), then the holders shall repay a portion of their conversion fee to us. The portion of the conversion fee to be repaid to us shall be equal to the product of the conversion fee and a fraction, the numerator of which shall be the number of days remaining in the six-month period after the Threshold Date and the denominator of which shall be 180.

The following table presents the changes in the carrying amount of the Series A preferred stock for the three months ended December 31, 2003 (dollars in thousands):

Balance at October 1, 2003, net of issuance costs	$33,151
Accretion of issuance costs, based on interest rate method	119
Balance at December 31, 2003, net of issuance costs	$33,270

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $12.3 million, as of December 31, 2004, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements that provide for minimum aggregate annual compensation of $1.0 million in fiscal 2005.

In September 2001, we entered into an employment agreement with Timothy M. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that we will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken for is currently £250,000. Mr. Aitken's employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreement) of our company, Mr. Aitken or the company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004. Pursuant to her employment agreement, as modified, Ms. Eames will serve as Executive Vice President of our company until May 2006 at an annual salary of $200,000. Ms. Eames' employment agreement, as amended, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in our company held by Mr. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through May 2006.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

We have also entered into an employment agreement with Charles F. Murphy, our Chief Financial Officer. The employment agreement with Mr. Murphy is terminable by either party on six months' notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy's salary is currently £180,000.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," and "Commitments" above, the following table summarizes our contractual cash obligations as of December 31, 2004 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2005	$11,560	$1,953	$11,425	$24,938
2006	11,560	2,061	4,914	18,535
2007	11,560	1,685	1,301	14,546
2008	11,560	1,135	—	12,695
2009	21,191	1,014	—	22,205
Thereafter	—	1,799	—	1,799
	$67,431	$9,647	$17,640	$94,718

(1)	These amounts do not include interest payments

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of December 31, 2004. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

Litigation

On April 13, 1998, one of our shareholders, purporting to sue derivatively on our behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleged that certain of our officers and directors, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties owed to us and our shareholders, in connection with a transaction, approved by a vote of our shareholders on March 17, 1998, in which we were to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action sought injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. On January 24, the plaintiff filed a Stipulation of Discontinuance without costs to any party against any other.

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

We believe that we are in compliance, in all material respects, with all applicable provisions of the Federal statutes, regulations and laws, and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these provisions. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretations of applicable Federal, state and foreign laws and regulations may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at December 31, 2004, have recorded an accrual of $0.6 million to cover our estimated exposure related to these matters. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Revenue related to our supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises than 3% of our revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with home care providers. The revisions would permit homecare providers to supply cylindered gas and liquid oxygen as well as oxygen concentrators. We have submitted a re-tender offer for such businesses. If we are unsuccessful in obtaining such contracts, we will be unable to supply oxygen for use in respiratory therapy, which may have a material impact on our consolidated financial position and results of operations. Currently, the outcome of the resulting competitive tendering exercise cannot be predicted. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is our contract to supply oxygen concentrator services in Northern Ireland.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2004.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the New Senior Credit Facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our consolidated results of operations or cash flows for our variable rate New Senior Credit Facility and cash equivalents.

On March 20, 2003, we entered into a Rate Cap and Floor Collar Agreement that caps our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $96.3 million of our floating rate debt under a contract that expires March 20, 2008. We have calculated the fair value of the interest cap and floor derivative to be an asset of $0.05 million at December 31, 2004. In addition, changes in the value from period to period of the interest cap and floor derivative are recorded as interest expense or income, as appropriate.

The table below represents the expected maturity of our variable rate debt (dollars in thousands). Such debt had a weighted average interest rate of LIBOR plus 0.8% at December 31, 2004.

Fiscal	Expected Maturity
2005	$11,560
2006	11,560
2007	11,560
2008	11,560
2009	21,191
Thereafter	—
$67,431

The interest rate on our company's bank debt is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at December 31, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our "internal control over financial reporting" during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K.

On November 17, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K that included information under Items 1.01, 2.02 and 5.02 of Form 8-K. The Form 8-K disclosed the following:

1.	On November 17, 2004, we modified the employment agreement of Sarah L. Eames, who agreed to serve as Executive Vice President of our company.

2.	We issued a press release on November 17, 2004 announcing our earnings for the quarter and year ended September 30, 2004. No financial statements were filed. However, the press release attached to the Form 8-K included a table containing statement of operations data.

3.	Effective November 17, 2004, Ms. Eames stepped down as Chief Executive Officer, President and Chief Operating Officer of our company and Timothy M. Aitken assumed the office of Chief Executive Officer of our company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ Charles F. Murphy Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)