Form 10-Q
period 2005-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2005-05-13
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2005

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

YES                 NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005
Common Stock	44,829,772 Shares

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

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Condolidated Financial Statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,657	$9,299
Restricted cash	—	1,799
Accounts receivable, less allowance for doubtful accounts of $1,599 and $1,269, respectively	39,668	31,263
Unbilled accounts receivable	12,632	9,325
Inventories	367	403
Prepaid expenses and other assets	2,085	2,080
Total current assets	61,409	54,169
Property and equipment, net	18,512	16,584
Goodwill	225,762	206,110
Other intangible assets, net	3,834	4,306
Derivative asset	160	312
Deferred financing costs and other assets	864	913
Total assets	$310,541	$282,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	1,799
Current portion of long-term debt	11,274	10,796
Liabilities of discontinued operations	690	690
Accounts payable	1,939	1,700
Accrued expenses	29,547	24,950
Taxes payable	5,236	766
Total current liabilities	48,686	40,701
Long-term debt	54,491	52,183
Deferred income taxes and other long-term liabilities	2,329	2,533
Total liabilities	105,506	95,417
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding - none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,415 shares and 45,050 shares, respectively	454	450
Additional paid-in capital	237,685	236,988
Accumulated other comprehensive income	18,253	10,778
Accumulated deficit	(49,063)	(58,945)
	207,329	189,271
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	205,035	186,977
Total liabilities and shareholders' equity	$310,541	$282,394

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues:
Net patient services	$88,624	$78,274	$172,852	$154,997
Net respiratory, medical equipment and supplies	2,191	1,893	4,526	3,713
Total revenues	90,815	80,167	177,378	158,710
Cost of revenues:
Patient services	63,706	56,544	123,839	111,732
Respiratory, medical equipment and supplies	913	1,090	2,129	2,135
Total cost of revenues	64,619	57,634	125,968	113,867
Gross profit	26,196	22,533	51,410	44,843
Selling, general and administrative expenses	18,023	15,863	35,250	32,569
Operating income	8,173	6,670	16,160	12,274
Interest income	58	198	125	422
Interest expense	(952)	(3,199)	(2,228)	(5,625)
Foreign exchange loss	(18)	(18)	(11)	(29)
Other income	160	—	160	—
Income before income taxes	7,421	3,651	14,206	7,042
Provision for income taxes	2,366	1,008	4,324	2,637
Net income	5,055	2,643	9,882	4,405
Redeemable preferred dividends and accretion	—	1,069	—	2,125
Net income available to common shareholders	$5,055	$1,574	$9,882	$2,280
Basic and diluted net income available to common shareholders per share of common stock	$0.11	$0.07	$0.22	$0.10
Weighted average number of common shares outstanding:
Basic	44,593	22,133	44,529	22,179
Diluted	45,172	23,384	45,056	23,019

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$9,882	$4,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,125
Amortization of intangible assets	370	288
Amortization of debt issuance costs and warrants	245	961
Provision for (reversal of) allowance for doubtful accounts	271	(442)
Stock based compensation - employees	21	—
Interest accrued on loans to officers	—	(7)
Interest in kind	—	354
Loss on sale of fixed assets	11	3
Deferred income taxes	(161)	95
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(6,919)	10,984
Decrease (increase) in inventories	55	(18)
(Increase) decrease in prepaid expenses and other assets	(2,637)	2,528
Increase (decrease) in accounts payable and other liabilities	6,558	(4,952)
Net cash provided by operating activities	9,210	15,324
Cash flows from investing activities:
Capital expenditures	(2,705)	(4,864)
Proceeds from sale of property and equipment	1	11
Payments for acquisitions - net of cash acquired	(7,382)	(2,146)
Proceeds limited to future acquisitions	1,879	38,545
Payments on acquisitions payable	(2,117)	—
Net cash (used in) provided by investing activities	(10,324)	31,546
Cash flows from financing activities:
Payments on notes payable	(1,879)	(38,277)
Proceeds from long-term debt	13,153	—
Payments on long-term debt	(13,153)	(3,720)
Proceeds from sale of interest rate cap and floor agreement	100	—
Payments for financing fees	(8)	—
Stock options exercised	680	401
Net cash used in financing activities	(1,107)	(41,596)
Effect of exchange rate on cash	(421)	1,805
(Decrease) increase in cash	(2,642)	7,079
Cash and cash equivalents, beginning of period	9,299	21,691
Cash and cash equivalents, end of period	$6,657	$28,770
Supplemental cash flow information:
Cash paid for interest	$3,780	$5,419
Cash paid for income taxes, net	$1,030	$4,312
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$8,767	$2,978
Liabilities assumed or incurred	497	374
Cash paid for acquisitions (including related expenses)	8,270	2,604
Cash acquired	888	458
Net cash paid for acquisitions	$7,382	$2,146

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At March 31, 2005, the Company operated an integrated network of approximately 125 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 25,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2004. Although the Company's operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to confirm to the current period presentation.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$5,055	$1,574	$9,882	$2,280
Add: Stock-based compensation included in reported net income, net of tax effect	—	—	21	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(263)	(244)	(537)	(3,227)
Pro forma net income (loss) available to common shareholders	$4,792	$1,330	$(9,366)	$(947)

Net income (loss) per share:
Basic – as reported	$0.11	$0.07	$0.22	$0.10
Basic – pro forma	$0.11	$0.06	$0.21	$(0.04)

Net income (loss) per share:
Diluted – as reported	$0.11	$0.07	$0.22	$0.10
Diluted – pro forma	$0.11	$0.06	$0.21	$(0.04)

3.	Restricted Cash:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2005:

Balance at September 30, 2004	$206,110
Goodwill acquired during the period	10,562
Foreign exchange effect	9,090
Balance at March 31, 2005	$225,762

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the period ended March 31, 2005 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $196. In addition, goodwill is not deductible for tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		March 31, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$4,765	$1,036	$3,729
Trade names	3	194	150	44
Non-compete agreements	2 – 5	141	87	54
Favorable leasehold interests	2 – 5	22	15	7
Total		$5,122	$1,288	$3,834

		September 30, 2004
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$4,844	$689	$4,155
Trade names	3	185	113	72
Non-compete agreements	2 – 5	135	65	70
Favorable leasehold interests	2 – 5	21	12	9
Total		$5,185	$879	$4,306

Amortization expense for other intangible assets still subject to amortization was $198 and $370 for the three and six months ended March 31, 2005, respectively. At March 31, 2005, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $396 for the six months ending September 30, 2005 and $719, $702, $619 and $521 for the fiscal years ending September 30, 2006, 2007, 2008 and 2009, respectively.

5.	Notes Payable:

During the quarters ended December 31, 2004 and 2003, the Company repaid, through its U.K. subsidiary, notes payable of $1,879 and $38,277, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

6.	Accrued Expenses:

Accrued expenses consist of the following at March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
Payroll and related expenses	$22,911	$20,500
Acquisitions payable	1,247	—
Other	5,389	4,450
	$29,547	$24,950

7.	Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three and six months ended March 31, 2005, the Company recorded $76 and $151, respectively, in amortization related to such warrants.

8.	Shareholders' Equity:

In the first quarter of fiscal 2004, Timothy M. Aitken, the Company's Chairman and Chief Executive Officer, and Sarah Eames, the Company's Executive Vice President, repaid in full the principal and accrued interest on the promissory notes issued by them to the Company in connection with the reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 103,596 and 73,459 shares of the Company's common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares. The Company also reimbursed Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

9.	Business Combinations and Dispositions:

Combinations:

During the three months ended March 31, 2005, the Company completed four acquisitions of Social Services agencies for approximately $3,863 in cash and additional contingent cash consideration of up to $3,475 dependent upon future earnings of the acquired entities. The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

In November 2004, the Company completed two acquisitions of Social Services agencies for approximately $4,200 in cash, $74 in acquisition payable and additional contingent cash consideration of up to $3,279 dependent upon future earnings of the acquired entities. The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

During the three months ended December 31, 2004, the Company completed its purchase price allocation for one of its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,047, $960 and $407, respectively, with the remaining portion of $1,323 attributable to goodwill.

The preliminary purchase price allocations for the remaining fiscal 2004 and fiscal 2005 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2005; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

10.	Derivative Instrument:

On March 20, 2003, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $93,950 of the Company's floating rate debt under a contract which would have expired on March 20, 2008. In February 2005, the Company sold this derivative instrument for approximately $100.

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $56,370 of the Company's floating rate debt until January 21, 2008 and then decrease by $5,637 each six month period, in order to reflect the amortizing effect of the Company's floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance, the Company calculated the fair value of the interest rate swap agreements to be an asset of $160 at March 31, 2005. Changes in the value from period to period of the interest rate swap agreements are recorded as other expense or income, as appropriate.

11.	Income Taxes:

The Company recorded a provision for income taxes amounting to $2,366 or 31.9% of income before income taxes for the three months ended March 31, 2005, compared to a provision of $1,008 or 27.6% of income before income taxes for the three months ended March 31, 2004. The Company recorded a provision for income taxes amounting to $4,324 or 30.4% of income before income taxes for the six months ended March 31, 2005, compared to a provision of $2,637 or 37.4% of income before income taxes for the six months ended March 31, 2004. The difference in the effective tax rate between the three and six months ended March 31, 2005 and the three and six months ended March 31, 2004 is mainly due to the U.S. pre-tax loss recorded in the first half of fiscal 2004 for which no benefit was provided and permanent differences in the U.K. The Company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that it will not utilize its net operating losses in the U.S. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

12.	Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At March 31, 2005, the Company had outstanding stock options to purchase 500 shares of common stock at a price of $7.25 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2005 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,593	22,133	44,529	22,179
Effect of dilutive securities – stock options and warrants treasury stock method	579	1,251	527	840
Shares used in computation of diluted EPS of common stock	45,172	23,384	45,056	23,019

13.	Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$5,055	$2,643	$9,882	$4,405
Change in cumulative translation adjustment	(4,611)	3,156	7,475	10,505
Comprehensive income, net of income taxes	$444	$5,799	$17,357	$14,910

14.	Commitments and Contingencies:

Acquisition Agreements:

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $14,711 at March 31, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At March 31, 2005 and September 30, 2004, the amounts guaranteed, which approximate the amounts outstanding, totaled $65,765 and 62,979, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

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

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $546 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

Revenue related to the Company's supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises less than 3% of the Company's revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. The revisions would permit homecare providers to supply cylindered gas and liquid oxygen as well as oxygen concentrators. The Company has submitted a re-tender offer for such businesses. In April 2005,

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

the Company was notified that it had been provisionally awarded two contracts in the southeast of England subject to a final review of the tender process. The Company anticipates final confirmation of the awards in June 2005. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the southeast of England only will require a reorganization of some of the Company's facilities from the center of the U.K. to the southeast of England. The Company is currently evaluating the impact this will have on its consolidated financial position and results of operations. The Company's supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

15.	Operations by Business Segments and Geographic Areas:

During the three and six months ended March 31, 2005 and 2004, the Company's continuing operations were in the U.K. The U.K. derives its revenues from flexible healthcare services, principally nursing and ancillary services, and provision of respiratory therapy products to patients throughout most of the U.K.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

The following tables present certain financial information by reportable business segment and geographic area of operations for the three and six months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
	U.K. Operations	Total
Net patient services	$88,624
Net respiratory, medical equipment and supplies	2,191
Total revenues to unaffiliated customers	$90,815	$90,815
Segment operating profit	$8,994	$8,994
Corporate expenses		(821)
Interest and other expense, net		(734)
Foreign exchange loss		(18)
Income before income taxes		$7,421

	Three Months Ended March 31, 2004
	U.K. Operations	Total
Net patient services	$78,274
Net respiratory, medical equipment and supplies	1,893
Total revenues to unaffiliated customers	$80,167	$80,167
Segment operating profit	$7,189	$7,189
Corporate expenses		(519)
Interest expense, net		(3,001)
Foreign exchange loss		(18)
Income before income taxes		$3,651

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

	Six Months Ended March 31, 2005
	U.K. Operations	Total
Net patient services	$172,852
Net respiratory, medical equipment and supplies	4,526
Total revenues to unaffiliated customers	$177,378	$177,378
Segment operating profit	$17,665	$17,665
Corporate expenses		(1,505)
Interest and other expense, net		(1,943)
Foreign exchange gain		(11)
Income before income taxes		$14,206
Depreciation and amortization	$1,511	$1,511
Corporate depreciation and amortization		3
Total depreciation and amortization		$1,514
Identifiable assets, March 31, 2005	$306,996	$306,996
Corporate assets		3,545
Total assets, March 31, 2005		$310,541
Capital expenditures	$2,705	$2,705
Corporate capital expenditures		—
Total capital expenditures		$2,705

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

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

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $80 to such plans in fiscal 2005.

17.	Impact of Recent Accounting Standards:

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment ("FAS No. 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company plans to adopt FAS No. 123R in its fiscal year beginning October 1, 2005. The Company is currently evaluating the impact of FAS No. 123R on its consolidated financial position and results of operations.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

In March 2005, the Securities and Exchange Commission (The "SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107") regarding the staff's interpretation of FAS No. 123R. This interpretation expresses the views of the staff regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will adopt SAB No. 107 in connection with its adoption of FAS No. 123R.

18.	Subsequent Events:

In April 2005, the Company completed two acquisitions of Social Services agencies for approximately $4,034 in cash and additional contingent cash consideration of up to $2,541 dependent upon future earnings of the acquired entities.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At March 31, 2005, we operated an integrated network of approximately 125 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. We maintain a pool of over 25,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

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

Intangible Assets

We have significant amounts of goodwill. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2005. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2004 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Revenues

Total revenues for the three months ended March 31, 2005 were $90.8 million compared to $80.2 million for the three months ended March 31, 2004, an increase of $10.6 million or 13.3%. This was due to acquisitions in the social service sector ($5.3 million), internal growth ($2.5 million) and the favorable effects of changes in foreign exchange ($2.8 million).

Gross Profit

Total gross profit increased by $3.7 million to $26.2 million for the three months ended March 31, 2005 from $22.5 million for the three months ended March 31, 2004, an increase of 16.3%. The favorable effects of changes in foreign exchange accounted for $0.8 million of the increase. As a percentage of total revenue, gross profit for the three months ended March 31, 2005 increased to 28.8% from 28.1% for the comparable prior period. Gross margins for patient services increased (28.1% for the three months ended March 31, 2005 versus 27.8% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses. Gross margins in respiratory, medical equipment and supplies sales increased (58.3% for the three months ended March 31, 2005 versus 42.4% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.1 million to $18.0 million for the three months ended March 31, 2005 from $15.9 million for the three months ended March 31, 2004, an increase of 13.6%. This increase was mainly due to an increased level of overhead ($1.6 million), principally related to new acquisitions, and changes in foreign exchange of $0.5 million.

Interest Income

Total interest and other income for the three months ended March 31, 2005 was $0.1 million compared to $0.2 million for the three months ended March 31, 2004. The decrease in interest income was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the three months ended March 31, 2005 was $1.0 million compared to $3.2 million for the three months ended March 31, 2004, which represents a decrease of $2.2 million. This decrease was principally due to reduced bank debt in the three months ended March 31, 2005.

Other Income

Total other income for the three months ended March 31, 2005 was $0.2 million, which represents the benefit related to the change in the fair value of our company's interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.4 million or 31.9% of income before income taxes for the three months ended March 31, 2005, compared to a provision of $1.0 million or 27.6% of income before income taxes for the three months ended March 31, 2004. The difference in the effective tax rate between the three months ended March 31, 2005 and the three months ended March 31, 2004 is mainly due to the U.S. pre-tax loss recorded in the second quarter of fiscal 2004 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $5.1 million for the three months ended March 31, 2005 compared to net income of $2.6 million for the three months ended March 31, 2004.

Series A Preferred Stock

On July 7, 2004, all of our Series A preferred stock was converted into a like number of shares of common stock. For the three months ended March 31, 2004, we accrued $0.9 million of dividends for the Series A preferred stock issued in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries for shares of our common stock and shares of our Series A preferred stock in fiscal 2002 (the "Reorganization") and accreted $0.1 million of costs related to the issuance of our Series A preferred stock.

Six Months Ended March 31, 2005 vs. Six Months Ended March 31, 2004

Revenues

Total revenues for the six months ended March 31, 2005 were $177.4 million compared to $158.7 million for the six months ended March 31, 2004, an increase of $18.7 million or 11.8%. This increase was mainly due to acquisitions in the social services sector ($9.5 million), the favorable effects of changes in foreign exchange ($10.2 million) and internal growth in our respiratory, medical equipment and supplies operations ($0.5 million). This increase was offset by decreases in our NHS business, in early fiscal 2005, as a result of the NHS quality standards that were introduced in fiscal 2004, which resulted in fewer workers being available for placement with the NHS and additional competition from NHS Professionals, the internal NHS agency. As a result of our company's reemphasis on internal growth in our patient services operations, we have experienced improvements in our patient services internal growth in the second quarter of fiscal 2005.

Gross Profit

Total gross profit increased by $6.6 million to $51.4 million for the six months ended March 31, 2005 from $44.8 million for the six months ended March 31, 2004, an increase of 14.6%. The favorable effects of changes in foreign exchange accounted for $2.9 million of the increase. As a percentage of total revenue, gross profit for the six months ended March 31, 2005 increased to 29.0% from 28.3% for the comparable prior period. Gross margins for patient services increased (28.4% for the six months ended March 31, 2005 versus 27.9% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses. Gross margins in respiratory, medical equipment and supplies sales increased (53.0% for the six months ended March 31, 2005 versus 42.5% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.7 million to $35.3 million for the six months ended March 31, 2005 from $32.6 million for the six months ended March 31, 2004, an increase of 8.2%. This increase was mainly due to an increased level of overhead ($1.7 million), principally related to new acquisitions, and changes in foreign exchange of $1.9 million. This increase was partially offset by the compensation payments of $0.9 million to key executives, made in the quarter ended December 31, 2003, to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the Reorganization.

Interest Income

Total interest and other income for the six months ended March 31, 2005 was $0.1 million compared to $0.4 million for the six months ended March 31, 2004, which represents a decrease of $0.1 million. The decrease was attributable to a lower level of funds.

Interest Expense

Total interest expense for the six months ended March 31, 2005 was $2.2 million compared to $5.6 million for the six months ended March 31, 2004, which represents a decrease of $3.4 million. This decrease was due to reduced bank debt in the six months ended March 31, 2005, the recording of a $0.6 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement in the six months ended March 31, 2004 and changes in foreign exchange of $0.2 million.

Other Income

Total other income for the six months ended March 31, 2005 was $0.2 million, which represents the benefit related to the change in the fair value of our company's interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $4.3 million or 30.4% of income before income taxes for the six months ended March 31, 2005, compared to a provision of $2.6 million or 37.4% of income before income taxes for the six months ended March 31, 2004. The difference in the effective tax rate between the six months ended March 31, 2005 and the six months ended March 31,

2004 is mainly due to the U.S. pre-tax loss recorded in the second quarter of fiscal 2004 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $9.9 million for the six months ended March 31, 2005 compared to net income of $4.4 million for the six months ended March 31, 2004.

Series A Preferred Stock

On July 7, 2004, all of our Series A preferred stock was converted into a like number of shares of common stock. For the six months ended March 31, 2004, we accrued $1.9 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.2 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For the six months ended March 31, 2005, we generated $9.2 million of cash from operating activities. Cash requirements for the six months ended March 31, 2005 for capital expenditures ($2.7 million), payments for acquisitions and acquisitions payable ($9.5 million), payments on notes payable ($1.9 million) and payments on long-term debt ($13.2 million), were met through operating cash flows, restricted cash, proceeds from long-term debt and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of March 31, 2005, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2005.

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

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2005 and September 30, 2004, $39.7 million (12.8%) and $31.3 million (11.1%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections, increased volume of sales in March 2005 as compared to September 2004 and changes in foreign exchange.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2005 and September 30, 2004, our average DSOs were 39 and 33, respectively.

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

Repayment of the term loan A commenced on January 19, 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of March 31, 2005, we had outstanding borrowings of $50.7 million and $15.1 million relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at a rate of 5.63%.

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

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the

New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of March 31, 2005, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

During the quarters ended December 31, 2004 and 2003, we repaid, through our U.K. subsidiary, notes payable of $1.9 million and $38.3 million, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

Guarantees

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At March 31, 2005 and September 30, 2004, the amounts guaranteed, which approximates the amounts outstanding, totaled $65.8 million and $63.0 million, respectively.

Derivative Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $94.0 million of our floating rate debt under a contract that would have expired on March 20, 2008. In February 2005, we sold this derivative instrument for approximately $0.1 million.

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $56.4 million of our company's floating rate debt until January 21, 2008 and then decreases by $5.6 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance, we have calculated the fair value of the interest rate swap derivatives to be an asset of $0.2 million at March 31, 2005. Changes in the value from period to period of the interest swap agreements are recorded as other expense or income, as appropriate.

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

The following table presents the changes in the carrying amount of the Series A preferred stock for the six months ended March 31, 2004 (dollars in thousands):

Balance at October 1, 2003, net of issuance costs	$33,151
Accretion of issuance costs, based on interest rate method	239
Balance at March 31, 2004, net of issuance costs	$33,390

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $14.7 million, as of March 31, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with our executive officers that provide for minimum aggregate annual compensation of $1.0 million in fiscal 2005.

In September 2001, we entered into an employment agreement with Timothy M. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that we will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently £250,000. Mr. Aitken's employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a "change in control" (as defined in the agreement) of our company, Mr. Aitken or the company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

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

Contractual Cash Obligations

As described under "Borrowings," and "Commitments" above, the following table summarizes our contractual cash obligations as of March 31, 2005 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2005	$5,637	$1,376	$10,354	$17,367
2006	11,274	2,193	7,086	20,553
2007	11,274	1,841	1,268	14,383
2008	11,274	1,255	—	12,529
2009	26,306	1,087	—	27,393
Thereafter	—	2,288	—	2,288
	$65,765	$10,040	$18,708	$94,513

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.8 million.

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of March 31, 2005. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

Litigation

On April 13, 1998, one of our shareholders, purporting to sue derivatively on our behalf, commenced a derivative suit in the Supreme Court of the State of New York, County of New York, entitled Kevin Mak, derivatively and on behalf of Transworld Healthcare, Inc., Plaintiff, vs. Timothy Aitken, Scott A. Shay, Lewis S. Ranieri, Wayne Palladino and Hyperion Partners II L.P., Defendants, and Transworld Healthcare, Inc., Nominal Defendant, Index No. 98-106401. The suit alleged that certain of our officers and directors, and Hyperion Partners II L.P. ("HPII"), breached fiduciary duties owed to us and our shareholders, in connection with a transaction, approved by a vote of our shareholders on March 17, 1998, in which we were to issue certain shares of stock to Hyperion Partners II L.P. in exchange for certain receivables due from Health Management, Inc. ("HMI"). The action sought injunctive relief against this transaction, and damages, costs and attorneys' fees in unspecified amounts. On January 24, 2005 the plaintiff filed a Stipulation of Discontinuance without costs to any party against any other.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at March 31 31, 2005, have recorded an accrual of $0.5 million to cover our estimated exposure related to these matters. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Revenue related to our supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises less than 3% of our revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. The revisions would permit homecare providers to supply cylindered gas and liquid oxygen as well as oxygen concentrators. We have submitted a re-tender offer for such businesses. In April 2005, we were notified that we had been provisionally awarded two contracts in the southeast of England subject to a final review of the tender process. We anticipate final confirmation of the awards in June 2005. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the southeast of England only will require a reorganization of some of our facilities from the center of the U.K. to the southeast of England. We are currently evaluating the impact this will have on our consolidated financial position and results of operations. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is our contract to supply oxygen concentrator services in Northern Ireland.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2005.

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

On March 20, 2003, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $94.0 million of our floating rate debt under a contract that would have expired on March 20, 2008. In February 2005, we sold this derivative instrument for approximately $0.1 million.

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $56.4 million of our company's floating rate debt until January 21, 2008 and then decreases by $5.6 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. We have calculated the fair value of the interest rate swap derivatives to be an asset of $0.2 million at March 31, 2005. Changes in the value from period to period of the interest swap agreements are recorded as other expense or income, as appropriate.

The table below represents the expected maturity of our variable rate debt (dollars in thousands) for the remainder of the fiscal years indicated below. Such debt had a weighted average interest rate of LIBOR plus 0.8% at March 31, 2005.

Fiscal	Expected Maturity
2005	$5,637
2006	11,274
2007	11,274
2008	11,274
2009	26,306
Thereafter	—
$65,765

As of March 31, 2005, the interest rate on our company's bank debt was reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at March 31, 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.

Under the rules of the Securities and Exchange Commission, "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our "internal control over financial reporting" during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.

By: /s/ Charles F. Murphy Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)