Form 10-Q
period 2005-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2005-08-12
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2005

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

YES     X          NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                 NO     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at August 8, 2005 44,849,772 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

THIRD QUARTER REPORT ON FORM 10-Q
TABLE OF CONTENTS

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.'s (the "Company") ability to continue to recruit and retain qualified flexible healthcare staff; ability to enter into contracts with hospitals and other healthcare facility customers on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company's customers; the ability to successfully implement acquisition and integration strategies; dependence on the proper functioning of the Company's information systems; the effect of existing or future government regulation of the healthcare industry, and ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report include those described in the Company's most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the "Company") begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,587	$9,299
Restricted cash	—	1,799
Accounts receivable, less allowance for doubtful accounts of $1,654 and $1,269, respectively	37,155	31,263
Unbilled accounts receivable	10,054	9,325
Inventories	423	403
Prepaid expenses and other assets	1,919	2,080
Total current assets	58,138	54,169
Property and equipment, net	21,328	16,584
Goodwill	220,476	206,110
Other intangible assets, net	4,480	4,306
Derivative asset	—	312
Deferred financing costs and other assets	787	913
Total assets	$305,209	$282,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,799
Current portion of long-term debt	10,829	10,796
Liabilities of discontinued operations	690	690
Accounts payable	3,429	1,700
Accrued expenses	31,055	24,950
Taxes payable	4,755	766
Total current liabilities	50,758	40,701
Long-term debt	49,632	52,183
Derivative liability	1,072	—
Deferred income taxes and other long-term liabilities	2,105	2,533
Total liabilities	103,567	95,417
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,421 shares and 45,050 shares, respectively	454	450
Additional paid-in capital	237,709	236,988
Accumulated other comprehensive income	10,182	10,778
Accumulated deficit	(44,409)	(58,945)
	203,936	189,271
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders' equity	201,642	186,977
Total liabilities and shareholders' equity	$305,209	$282,394

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Net patient services	$87,194	$79,888	$260,046	234,885
Net respiratory, medical equipment and supplies	2,289	2,026	6,815	5,739
Total revenues	89,483	81,914	266,861	240,624
Cost of revenues:
Patient services	62,246	57,202	186,085	168,934
Respiratory, medical equipment and supplies	1,022	1,126	3,151	3,261
Total cost of revenues	63,268	58,328	189,236	172,195
Gross profit	26,215	23,586	77,625	68,429
Selling, general and administrative expenses	18,259	15,429	53,509	47,998
Operating income	7,956	8,157	24,116	20,431
Interest income	46	258	171	680
Interest expense	(998)	(2,808)	(3,226)	(8,433)
Foreign exchange loss	(68)	(17)	(79)	(46)
Other expense	(355)	—	(195)	—
Income before income taxes	6,581	5,590	20,787	12,632
Provision for income taxes	1,927	2,291	6,251	4,928
Net income	4,654	3,299	14,536	7,704
Redeemable preferred dividends and accretion	—	1,091	—	3,216
Net income available to common shareholders	$4,654	$2,208	$14,536	4,488
Basic net income available to common shareholders per share of common stock	$0.10	$0.10	$0.33	0.20
Diluted net income available to common shareholders per share of common stock	$0.10	$0.10	$0.32	0.20
Weighted average number of common shares outstanding:
Basic	44,830	22,191	44,629	22,183
Diluted	45,329	22,818	45,147	22,953

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$14,536	$7,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,662	1,774
Amortization of intangible assets	796	443
Amortization of debt issuance costs and warrants	367	1,445
Provision for (reversal of) allowance for doubtful accounts	415	(1,055)
Stock based compensation - employees	21	—
Interest accrued on loans to officers	—	(7)
Interest in kind	—	537
Loss on sale of fixed assets	7	3
Deferred income taxes	(674)	183
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(5,643)	7,141
(Increase) decrease in inventories	(19)	36
(Increase) decrease in prepaid expenses and other assets	(97)	2,160
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,605	(5,407)
Net cash provided by operating activities	20,976	14,957
Cash flows from investing activities:
Capital expenditures	(7,521)	(6,180)
Proceeds from sale of property and equipment	8	29
Payments for acquisitions - net of cash acquired	(9,710)	(6,229)
Proceeds limited to future acquisitions	1,872	38,807
Payments on acquisitions payable	(2,465)	(1,309)
Net cash (used in) provided by investing activities	(17,816)	25,118
Cash flows from financing activities:
Payments on notes payable	(1,872)	(38,545)
Proceeds from long-term debt	29,013	—
Payments on long-term debt	(31,821)	(9,989)
Proceeds from sale of interest rate cap and floor agreement	100	—
Payments for financing fees	(8)	—
Stock options exercised	704	401
Net cash used in financing activities	(3,884)	(48,133)
Effect of exchange rate on cash	12	1,329
Decrease in cash	(712)	(6,729)
Cash and cash equivalents, beginning of period	9,299	21,691
Cash and cash equivalents, end of period	$8,587	$14,962
Supplemental cash flow information:
Cash paid for interest	$5,466	$8,267
Cash paid for income taxes, net	$2,744	$6,654
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$14,190	$7,067
Liabilities assumed or incurred	1,705	377
Cash paid for acquisitions (including related expenses)	12,485	6,690
Cash acquired	2,775	461
Net cash paid for acquisitions	$9,710	$6,229

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the "Company") is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At June 30, 2005, the Company operated an integrated network of approximately 120 branches throughout most of the U.K. The Company's healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. The Company maintains a pool of over 25,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted. The balance sheet at September 30, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2004. Although the Company's operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of operating results for the full year.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$4,654	$2,208	$14,536	$4,488
Add: Stock-based compensation included in reported net income, net of tax effect	—	—	21	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(372)	(336)	(909)	(3,563)
Pro forma net income available to common shareholders	$4,282	$1,872	$13,648	$925
Net income per share:
Basic – as reported	$0.10	$0.10	$0.33	$0.20
Basic – pro forma	$0.10	$0.08	$0.31	$0.04
Net income per share:
Diluted – as reported	$0.10	$0.10	$0.32	$0.20
Diluted – pro forma	$0.09	$0.08	$0.30	$0.04

3.	Restricted Cash:

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

4.	Goodwill and Other Intangible Assets:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2005:

Balance at September 30, 2004	$206,110
Goodwill acquired during the period	14,210
Foreign exchange effect	156
Balance at June 30, 2005	$220,476

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the period ended June 30, 2005 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $648. In addition, goodwill is not deductible for tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$5,826	$1,388	$4,438
Trade names	3	186	160	26
Non-compete agreements	2 – 5	97	86	11
Favorable leasehold interests	2 – 5	21	16	5
Total		$6,130	$1,650	$4,480

		September 30, 2004
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$4,844	$689	$4,155
Trade names	3	185	113	72
Non-compete agreements	2 – 5	135	65	70
Favorable leasehold interests	2 – 5	21	12	9
Total		$5,185	$879	$4,306

Amortization expense for other intangible assets still subject to amortization was $426 and $796 for the three and nine months ended June 30, 2005, respectively. At June 30, 2005, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $236 for the three months ending September 30, 2005 and $883, $864, $772 and $702 for the fiscal years ending September 30, 2006, 2007, 2008 and 2009, respectively.

5.	Notes Payable:

During the quarters ended December 31, 2004 and 2003, the Company repaid, through its U.K. subsidiary, notes payable of $1,872 and $38,545, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

6.	Accrued Expenses:

Accrued expenses consist of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
Payroll and related expenses	$22,081	$20,500
Acquisitions payable	3,149	—
Other	5,825	4,450
	$31,055	$24,950

7.	Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the three and nine months ended June 30, 2005, the Company recorded $75 and $226, respectively, in amortization related to such warrants.

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

9.	Business Combinations:

During the three months ended June 30, 2005, the Company completed two acquisitions of Social Services agencies for approximately $4,034 in cash, $598 in acquisition payable and additional contingent cash consideration of up to $1,809 dependent upon future earnings of the acquired entities.

During the three months ended March 31, 2005, the Company completed four acquisitions of Social Services agencies for approximately $3,863 in cash and additional contingent cash consideration of up to $3,337 dependent upon future earnings of the acquired entities.

During the three months ended December 30, 2004, the Company completed two acquisitions of Social Services agencies for approximately $4,200 in cash, $71 in acquisition payable and additional contingent cash consideration of up to $3,150 dependent upon future earnings of the acquired entities.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

The pro-forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

During the three months ended June 30, 2005, the Company completed its purchase price allocation for four of its fiscal 2004 acquisitions. Accordingly, separately identifiable intangible assets were assigned values of approximately $1,669, with the remaining portion of $2,388 attributable to goodwill.

During the three months ended December 31, 2004, the Company completed its purchase price allocation for one of its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,047, $960 and $407, respectively, with the remaining portion of $1,323 attributable to goodwill.

The preliminary purchase price allocations for the remaining fiscal 2004 and fiscal 2005 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at June 30, 2005; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

10.	Financial Instruments:

On March 20, 2003, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90,240 of the Company's floating rate debt under a contract which would have expired on March 20, 2008. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), the Company calculated the fair value of the interest cap and floor derivative to be an asset of $312 at September 30, 2004. In February 2005, the Company sold this derivative instrument for approximately $100.

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $54,144 of the Company's floating rate debt until January 21, 2008 and then decreases by $5,414 each six month period, in order to reflect the amortizing effect of the Company's floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, the Company calculated the fair value of the interest rate swap agreements to be a liability of $1,072 at June 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $619, net of income tax, and is included in other comprehensive income and the ineffective portion of $2 was recorded to other expense. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

11.	Income Taxes:

The Company recorded a provision for income taxes amounting to $1,927 or 29.3% of income before income taxes for the three months ended June 30, 2005, compared to a provision of $2,291 or 41.0% of income before income taxes for the three months ended June 30, 2004. The Company

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

recorded a provision for income taxes amounting to $6,251 or 30.1% of income before income taxes for the nine months ended June 30, 2005, compared to a provision of $4,928 or 39.0% of income before income taxes for the nine months ended June 30, 2004. The difference in the effective tax rate between the three and nine months ended June 30, 2005 and the three and nine months ended June 30, 2004 is mainly due to the U.S. pre-tax loss recorded in fiscal 2004 for which no benefit was provided and permanent differences in the U.K. The Company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that it will not utilize its net operating losses in the U.S. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities my affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

12.	Earnings Per Share:

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At June 30, 2005, the Company had outstanding stock options to purchase 500 shares of common stock at a price of $7.25 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. At June 30, 2004, the Company had outstanding stock options to purchase 575 shares of common stock ranging in price from $6.00 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,830	22,191	44,629	22,183
Effect of dilutive securities – stock options and warrants treasury stock method	499	627	518	770
Shares used in computation of diluted EPS of common stock	45,329	22,818	45,147	22,953

13.	Comprehensive (Loss)Income:

Components of comprehensive (loss)income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized losses from cash flow hedging activities, which are the only items of other comprehensive (loss)income impacting the Company. The following table displays comprehensive (loss)income for the three and nine months ended June 30, 2005 and 2004:

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,654	$3,299	$14,536	$7,704
Change in cumulative translation adjustment	(7,452)	(1,261)	23	9,244
Unrealized losses from cash flow hedging activities, net of income tax	(619)	—	(619)	—
Comprehensive (loss)income, net of income taxes	$(3,417)	$2,038	$13,940	$16,948

14.	Commitments and Contingencies:

Acquisition Agreements

Related to the Company's acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $12,654 at June 30, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees

The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Limited and certain of its subsidiaries. Together with Allied Healthcare Group Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At June 30, 2005 and September 30, 2004, the amounts guaranteed, which approximate the amounts outstanding, totaled $60,461 and $62,979, respectively.

Employment Agreements

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1 million in fiscal 2005.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At June 30, 2005, the Company had $9,268 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

Contingencies

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

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings and has recorded an accrual of approximately $113 to cover its estimate for exposure related to these matters. Management believes these matters should not have a material adverse impact on its consolidated financial position, cash flows or results of operations.

Revenue related to the Company's supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises less than 3% of the Company's revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system homecare providers will be permitted to supply cylindered gas and liquid oxygen as well as oxygen concentrators. The Company has submitted a re-tender offer for such businesses. In April 2005, the Company was notified that it had been provisionally awarded two contracts in the southeast of England subject to a final review of the tender process. Subsequently, one of the unsuccessful tenderers submitted a legal challenge to the procurement process undertaken by the NHS which delayed the final signing of contracts. In August 2005, the Company received written contracts which will commence in February 2006. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the southeast of England only will require a reorganization of some of the Company's facilities from the center of the U.K. to the southeast of England. The Company is currently evaluating the impact this will have on its consolidated financial position and results of operations. The Company's supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

15.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company's U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $85 to such plans in fiscal 2005.

16.	Impact of Recent Accounting Standards:

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

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("FAS No. 153"). FAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)(Continued)

future cash flows of the entity are expected to change significantly as a result of the exchange. FAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of FAS No. 153. The Company does not expect the adoption of FAS No. 153 to have a material impact on its consolidated financial position or results of operations.

In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107") regarding the staff's interpretation of FAS No. 123R. This interpretation expresses the views of the staff regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In connection with the Company's adoption of FAS No. 123R, it will adopt SAB No. 107 and is currently evaluating the impact of SAB No. 107 on its consolidated financial position and results of operations.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections ("FAS No. 154"). FAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the effect of a change. FAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS No. 154 will have a material impact on its consolidated financial position and results of operations.

17.	Subsequent Events:

In July 2005, the Company completed an acquisition of a Social Services agency for approximately $4,824 in cash and additional contingent cash consideration of up to $3,732 dependent upon future earnings of the acquired entities.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom ("U.K.") healthcare industry as measured by revenues, market share and number of staff. At June 30, 2005, we operated an integrated network of approximately 120 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and private homes. We maintain a pool of over 25,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and to private patients in Northern Ireland.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2005. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2004 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Revenues

Total revenues for the three months ended June 30, 2005 were $89.5 million compared to $81.9 million for the three months ended June 30, 2004, an increase of $7.6 million or 9.2%. This was mainly due to acquisitions in the social service sector ($5.6 million) and the favorable effects of changes in foreign exchange ($2.4 million). The increase was offset by less demand and price pressures arising from the extension of the NHS framework agreements.

Gross Profit

Total gross profit increased by $2.6 million to $26.2 million for the three months ended June 30, 2005 from $23.6 million for the three months ended June 30, 2004, an increase of 11.1%. The favorable effects of changes in foreign exchange accounted for $0.7 million of the increase. As a percentage of total revenue, gross profit for the three months ended June 30, 2005 increased to 29.3% from 28.8% for the comparable prior period. Gross margins for patient services increased (28.6% for the three months ended June 30, 2005 versus 28.4% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses which offset the impact of lower margins in our NHS business. Gross margins in respiratory, medical equipment and supplies sales increased (55.4% for the three months ended June 30, 2005 versus 44.4% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.9 million to $18.3 million for the three months ended June 30, 2005 from $15.4 million for the three months ended June 30, 2004, an increase of 18.3%. This increase was mainly due to an increased level of overhead ($2.4 million), principally related to new acquisitions and additional professional fees related to Sarbanes Oxley compliance, and changes in foreign exchange ($0.5 million).

Interest Income

Total interest income for the three months ended June 30, 2005 was $0.05 million compared to $0.3 million for the three months ended June 30, 2004. The decrease in interest income was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the three months ended June 30, 2005 was $1.0 million compared to $2.8 million for the three months ended June 30, 2004, which represents a decrease of $1.8 million. This decrease was principally due to reduced bank debt in the three months ended June 30, 2005 and the recording of a $0.4 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement in the three months ended June 30, 2004.

Other Expense

Total other expense for the three months ended June 30, 2005 was $0.4 million, which represents the expense related to the change in the fair value of our company's interest swap agreements and related ineffective portion of the interest swap cash flow hedges.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.9 million or 29.3% of income before income taxes for the three months ended June 30, 2005, compared to a provision of $2.3 million or 41.0% of income before income taxes for the three months ended June 30, 2004. The difference in the effective tax rate between the three months ended June 30, 2005 and the three months ended June 30, 2004 is mainly due to the U.S. pre-tax loss recorded in the second quarter of fiscal 2004 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $4.7 million for the three months ended June 30, 2005 compared to net income of $3.3 million for the three months ended June 30, 2004.

Series A Preferred Stock

On July 7, 2004, all of our Series A preferred stock was converted into a like number of shares of common stock. For the three months ended June 30, 2004, we accrued $1.0 million of dividends for the Series A preferred stock issued in connection with the exchange of equity investments and subordinated debt investments in our U.K. subsidiaries for shares of our common stock and shares of our Series A preferred stock in fiscal 2002 (the "Reorganization") and accreted $0.1 million of costs related to the issuance of our Series A preferred stock.

Nine Months Ended June 30, 2005 vs. Nine Months Ended June 30, 2004

Revenues

Total revenues for the nine months ended June 30, 2005 were $266.9 million compared to $240.6 million for the nine months ended June 30, 2004, an increase of $26.3 million or 10.9%. This increase was mainly due to acquisitions in the social services sector ($15.5 million) and the favorable effects of changes in foreign exchange ($12.6 million). The increase was offset by less demand and price pressures arising from the extension of the NHS framework agreements.

Gross Profit

Total gross profit increased by $9.2 million to $77.6 million for the nine months ended June 30, 2005 from $68.4 million for the nine months ended June 30, 2004, an increase of 13.4%. The favorable effects of changes in foreign exchange accounted for $3.7 million of the increase. As a percentage of total revenue, gross profit for the nine months ended June 30, 2005 increased to 29.1% from 28.4% for the comparable prior period. Gross margins for patient services increased (28.4% for the nine months ended June 30, 2005 versus 28.1% for the comparable prior period) mainly due to management's focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses which offset the impact of lower margins of our NHS business. Gross margins in respiratory, medical equipment and supplies sales increased (53.8% for the nine months ended June 30, 2005 versus 43.2% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $5.5 million to $53.5 million for the nine months ended June 30, 2005 from $48.0 million for the nine months ended June 30, 2004, an increase of 11.5%. This increase was mainly due to an increased level of overhead ($4.3 million), principally related to new acquisitions and additional professional fees related to Sarbanes Oxley compliance, and changes in foreign exchange ($2.4 million). This increase was partially offset by the compensation payments of $0.9 million to key executives, made in the quarter ended December 31, 2003, to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with the Reorganization.

Interest Income

Total interest and other income for the nine months ended June 30, 2005 was $0.2 million compared to $0.7 million for the nine months ended June 30, 2004, which represents a decrease of $0.5 million. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the nine months ended June 30, 2005 was $3.2 million compared to $8.4 million for the nine months ended June 30, 2004, which represents a decrease of $5.2 million. This decrease was due to reduced bank debt in the nine months ended June 30, 2005, the recording of a $1.1 million benefit related to the change in the fair value of our company's interest rate cap and floor collar agreement in the nine months ended June 30, 2004 and changes in foreign exchange ($0.3 million).

Other Expense

Total other expense for the nine months ended June 30, 2005 was $0.2 million, which represents the expense related to the change in the fair value of our company's interest swap agreements and related ineffective portion of the interest swap cash flow hedges.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $6.3 million or 30.1% of income before income taxes for the nine months ended June 30, 2005, compared to a provision of $4.9 million or 39.0% of income before income taxes for the nine months ended June 30, 2004. The difference in the effective tax rate between the nine months ended June 30, 2005 and the nine months ended June 30,

2004 is mainly due to the U.S. pre-tax loss recorded in the second quarter of fiscal 2004 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $14.5 million for the nine months ended June 30, 2005 compared to net income of $7.7 million for the nine months ended June 30, 2004.

Series A Preferred Stock

On July 7, 2004, all of our Series A preferred stock was converted into a like number of shares of common stock. For the nine months ended June 30, 2004, we accrued $2.9 million of dividends for the Series A preferred stock issued in connection with the Reorganization and accreted $0.3 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For the nine months ended June 30, 2005, we generated $21.0 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2005 for capital expenditures ($7.5 million), payments for acquisitions and acquisitions payable ($12.2 million), payments on notes payable ($1.9 million) and payments on long-term debt ($31.8 million), were met through operating cash flows, restricted cash, proceeds from long-term debt and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of June 30, 2005, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at June 30, 2005.

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

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2005 and September 30, 2004, $37.2 million (12.2%) and $31.3 million (11.1%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections and changes in foreign exchange.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding ("DSOs") is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2005 and September 30, 2004, our average DSOs were 37 and 33, respectively.

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

The New Senior Credit Facility (together with approximately $65.7 million of the net proceeds of our July 7, 2004 public offering) refinanced our company's Old Senior Credit Facility and mezzanine indebtedness (the "Mezzanine Loan"), both of which had been entered into on December 17, 1999. The New Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited, formerly known as Allied Healthcare Group Limited, ("Allied Holdings") and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30 million term loan A, maturing July 19, 2009; and

•	£20 million revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commenced on January 19, 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of June 30, 2005, we had outstanding borrowings of $48.7 million and $11.7 million relating to term loan A and revolving loan B, respectively, under the New Senior Credit Facility, that bore interest at rates ranging from 5.65% to 5.75%.

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

The New Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the

New Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of June 30, 2005, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

During the quarters ended December 31, 2004 and 2003, we repaid, through our U.K. subsidiary, notes payable of $1.9 million and $38.5 million, respectively, issued in fiscal 2003 in connection with the acquisition of certain flexible staffing agencies.

Guarantees

The New Senior Credit Facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility. At June 30, 2005 and September 30, 2004, the amounts guaranteed, which approximates the amounts outstanding, totaled $60.5 million and $63.0 million, respectively.

Financial Instrument

On March 20, 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $94.0 million of our floating rate debt under a contract that would have expired on March 20, 2008. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest cap and floor derivative to be an asset of $0.3 million at September 30, 2004. In February 2005, we sold this derivative instrument for approximately $0.1 million.

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $54.1 million of the our floating rate debt until January 21, 2008 and then decreases by $5.4 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be a liability of $1.1 million at June 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $0.6 million, net of tax, and is included in other comprehensive income and the ineffective portion of two thousand was recorded as other expense. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $12.7 million, as of June 30, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with our executive officers that provide for minimum aggregate annual compensation of approximately $1.0 million in fiscal 2005.

In September 2001, we entered into an employment agreement with Timothy M. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that we will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently $0.5 million. Mr. Aitken's employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within nine months of a "change in control" (as defined in the agreement) of our company, Mr. Aitken or the company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004. Pursuant to her employment agreement, as modified, Ms. Eames will serve as Executive Vice President of our company until May 2006 at an annual salary of $0.2 million. Ms. Eames' employment agreement, as amended, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in our company held by Mr. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through May 2006.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

We have also entered into an employment agreement with Charles F. Murphy, our Chief Financial Officer. The employment agreement with Mr. Murphy is terminable by either party on nine months' notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy's salary is currently $0.3 million.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under "Borrowings," and "Commitments" above, the following table summarizes our contractual cash obligations as of June 30, 2005 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2005	$5,414	$727	$6,048	$12,189
2006	10,829	2,221	7,422	20,472
2007	10,829	1,838	1,218	13,885
2008	10,829	1,237	—	12,066
2009	22,560	1,072	—	23,632
Thereafter	—	2,173	—	2,173
	$60,461	$9,268	$14,688	$84,417

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.5 million.

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of June 30, 2005. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

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

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings and, at June 30 31, 2005, have recorded an accrual of $0.1 million to cover our estimated exposure related to these matters. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Revenue related to our supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly from contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprises less than 3% of our revenues.

The U.K. Department of Health is seeking to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system homecare providers will be permitted to supply cylindered gas and liquid oxygen as well as oxygen concentrators. We have submitted a re-tender offer for such businesses. In April 2005, we were notified that we had been provisionally awarded two contracts in the southeast of England subject to a final review of the tender process. Subsequently, one of the unsuccessful tenderers submitted a legal challenge to the procurement process undertaken by the NHS which delayed the final signing of contracts. In August 2005, we received written contracts which will commence in February 2006. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the southeast of England only will require a reorganization of some of our facilities from the center of the U.K. to the southeast of England. We are currently evaluating the impact this will have on our consolidated financial position and results of operations. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is our contract to supply oxygen concentrator services in Northern Ireland.

Impact of Recent Accounting Standards

See Note 16 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2005.

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

We have entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt under the New Senior Credit Facility. The two interest rate swap agreements cover approximately $54.1 million of our company's floating rate debt until January 21, 2008 and then decreases by $5.4 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. We calculated the fair value of the interest rate swap agreements to be a liability of $1.1 million at June 30, 2005. In addition, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $0.6 million, net of tax, and is included in other comprehensive income and the ineffective portion of two thousand was recorded as other expense. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The table below represents the expected maturity of our variable rate debt (dollars in thousands) for the remainder of the fiscal years indicated below. Such debt had a weighted average interest rate of LIBOR plus 0.8% at June 30, 2005.

Fiscal	Expected Maturity
2005	$5,414
2006	10,829
2007	10,829
2008	10,829
2009	22,560
Thereafter	—
$60,461

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company's management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our "internal control over financial reporting" during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 10, 2005 (the "Annual Meeting"). The proposals voted upon at the Annual Meeting were as follows:

(1)	the election of seven directors; and

(2)	the ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2005.

At the annual meeting of shareholders, all seven directors named in our proxy statement were elected and our shareholders ratified Deloitte and Touche LLP as our independent auditors for the fiscal year ending September 30, 2005.

The voting results with respect to each proposal are set forth below:

Proposal	For	Against	Authority Withheld	Abstentions and Broker Non-Votes
No. 1 (election of directors)
Timothy M. Aitken	29,812,837	—	6,548,944	—
Sarah L. Eames	29,792,028	—	6,569,753	—
G. Richard Green	36,121,126	—	240,655	—
David J. Macfarlane	28,977,462	—	7,384,319	—
Wayne Palladino	36,031,160	—	330,621	—
Jeffrey S. Peris	36,121,051	—	240,730	—
Scott A. Shay	29,137,528	—	7,224,253	—
No. 2 (ratification of Deloitte & Touche LLP)	36,196,320	163,800	—	1,660

On May 16, 2005, David J. Macfarlane resigned from the board of directors of our company, effective as of the close of business on such date.

We intend to seek a qualified individual who will meet the requirements of, and within the timeframes required by, the Nasdaq Marketplace rules relating to independence to replace Mr. Macfarlane on our board of directors.

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

Dated: August 12, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.
By: /s/ Charles F. Murphy Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)