Form 10-K
period 2005-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2005-11-29
CIK 890634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File No.: 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

New York		13-3098275
(State or Other Jurisdiction of Incorporation)		(I.R.S. Employer Identification Number)
555 Madison Avenue New York, New York	10022	(212) 750-0064
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     X      No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12bb-2). Yes        No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2005, the last business day of its most-recently completed second fiscal quarter, was approximately $148,668,975 based on the closing sales price of $6.25 per share of common stock of the registrant on such date, as reported by the Nasdaq National Market. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only (i) directors, (ii) executive officers and (iii) shareholders who have filed a Schedule 13D or 13G which reflects ownership of at least 10% of the outstanding common stock.

The number of shares of common stock of the registrant outstanding on November 22, 2005 was 44,855,772.

DOCUMENTS INCORPORATED BY REFERENCE

None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2005

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements.

Forward-looking statements are identified by words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘think,’’ ‘‘estimate’’ and ‘‘predict,’’ and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:

•	our ability to continue to recruit and retain qualified flexible healthcare staff;

•	our ability to enter into contracts with hospitals, other healthcare facility clients and local governmental social service departments on terms attractive to us;

•	the general level of patient occupancy at our clients’ hospitals and healthcare facilities;

•	our ability to successfully implement our acquisition and integration strategies;

•	our dependence on the proper functioning of our information systems;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

•	our ability to use our net operating loss carryforward to offset net income;

•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and

•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.

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

Preliminary Notes

As used in this Annual Report on Form 10-K, ‘‘our company,’’ ‘‘we,’’ ‘‘us’’ and similar terms mean Allied Healthcare International Inc. and its subsidiaries.

Historical financial and other data originally denominated in pounds sterling have been converted to dollars at the then applicable exchange rate. Financial and other data (excluding historical financial and other data) originally denominated in pounds sterling have been converted to dollars using the exchange ratio at September 30, 2005 of £1.00 = $1.7628.

PART I

Item 1.	Business

ALLIED HEALTHCARE INTERNATIONAL INC.

Our Company

We are a leading provider of flexible, or temporary, healthcare staffing to the U.K. healthcare industry as measured by revenues, market share and number of staff. As of September 30, 2005, we operated an integrated network of approximately 115 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the United Kingdom). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which, unlike nursing homes, do not generally provide medical services to their residents) and homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides, a majority of whom we placed during the fiscal year ended September 30, 2005. Our healthcare staffing business accounted for 97.4% of our revenues during the fiscal year ended September 30, 2005. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Our medical-grade oxygen business accounted for approximately 2.6% of our revenues during the fiscal year ended September 30, 2005. We disposed of the last of our active U.S. operations during fiscal year 2003.

We focus our operations primarily on the per diem staffing market rather than the long-term staffing market because we believe that per diem staffing has a more favorable pricing structure. Per diem arrangements generally command higher prices than long-term contracts and generally have higher margins. In the per diem market, healthcare facilities and local governmental social service departments retain flexible staffers on a job-to-job basis when needed, without any long-term contractual commitment by the purchaser or provider. In contrast, long-term contracts are negotiated for a number of months or years and guarantee a supply of staff to the purchaser, but generally do not guarantee that staffing services will be purchased.

Our principal executive offices are located at 555 Madison Avenue, New York, New York 10022, and our telephone number at that location is (212) 750-0064.

Recent Developments

In July 2005, we reorganized our operations in response to changes in the method by which our biggest customer, the National Health Service (the ‘‘NHS’’), required staffing services be provided to it. Instead of operating through a number of different subsidiaries (Staffing Enterprise, Medic-One Group, Balfor Medical, Nurses Direct, Nightingale Nursing Bureau and Allied Healthcare (UK)) to supply healthcare staff, our healthcare staffing business was reorganized into two main operations. One part of our flexible healthcare staffing business is operated by our Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under our NHS Framework Agreements currently in operation in three of the eight areas into which the NHS has divided the United Kingdom (London, Southeast England and East England) and also provides staff to our former Balfor Medical operations in northern England. The remainder of our healthcare staffing business is operated by our Allied Healthcare Group Limited subsidiary, and includes the rest of our NHS business and all our homecare work.

In July 2005, we also rebranded our U.K. operations and launched a new corporate logo.

In fiscal 2005 we implemented a new computerized accounting and payroll system and in fiscal 2006 we plan to implement further improvements. Next year’s improvements will predominately target our branch network.

The U.K. Flexible Healthcare Staffing Industry

The U.K. flexible healthcare staffing market, according to Laing & Buisson’s report, Flexible Staffing Services in U.K. Health & Care Markets (2004), was estimated to be £4.5 billion ($8.1 billion) in 2003. The same Laing & Buisson report indicates that the U.K. healthcare staffing market is highly fragmented with no one company possessing a dominant market share, providing opportunities for growth and consolidation.

The major purchasers of flexible healthcare staff in the United Kingdom are:

•	The government-funded NHS. Through its Primary Care Trusts, the NHS oversees general practitioners, who refer patients to specialists for more complex treatment. The NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals. (There are approximately 275 NHS Trusts in England, 28 in Scotland and 14 in Wales.) The NHS spent £2.1 billion ($3.7 billion) in 2003 on temporary healthcare staff, of which £1.8 billion ($3.2 billion) was spent by NHS Trusts.

•	Local governmental social service departments, which purchased £1.3 billion ($2.3 billion) in 2003 for the provision of homecare services from the private sector.

•	Private individuals, who spent £570 million ($1.0 billion) on homecare services in 2003. An additional £90 million ($161 million) of homecare services was purchased from other sources, including the NHS.

•	Independent hospitals and care homes in the United Kingdom, which purchased £183 million ($328 million) in healthcare staffing.

•	Other sources, who purchased an estimated £260 million ($466 million).

Our Business Strategy

We seek to become the provider of choice to purchasers of healthcare staffing services and the employer of choice to flexible healthcare workers. In addition, we seek to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:

•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-store revenue growth by leveraging our nationally recognized brand names, competitive benefits package and leadership in providing temporary healthcare staffing.

•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the severe shortages of nurses and home health aides in the United Kingdom, which we expect to continue in the foreseeable future. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers' needs, maintaining regular contact and promoting opportunities for training and development, such as our CareMilesTM program, which is discussed below.

•	Further expand our strong presence in the U.K. healthcare staffing industry through the strategic acquisition of other companies. We intend to grow our presence in the U.K. healthcare staffing industry through the acquisition of other companies.

Utilizing our successes in the United Kingdom, we intend to evaluate opportunities to acquire healthcare staffing businesses in the United States. While we have not in recent years had a presence in the U.S. flexible staffing market, we believe that our competitive strengths and the increasing demand for temporary healthcare staff in the United States, together with the fragmented market for flexible healthcare staffing in the United States, may provide an attractive opportunity to us.

Our Operations

We are a leading provider of flexible, or temporary, staffing to the U.K. healthcare industry. We provide flexible staffing, principally nurses, nurses aides and home health aides, to customers throughout most of the United Kingdom. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland. We also provide respiratory therapy products to pharmacies in the United Kingdom and Northern Ireland and oxygen concentrators to customers in Northern Ireland.

During fiscal 2005, our revenues were derived from the following lines of business:

•	97.4% from flexible staffing services; and

•	2.6% from respiratory therapy.

During fiscal 2003, we exited the U.S. market. Our discontinued operations are reflected separately in our consolidated financial statements.

Flexible Staffing

We provide a diverse range of flexible staff, principally consisting of nurses, nurses aides and home health aides, to our customers. We also provide specialist nurses and specialized nurses aides, primarily through our Allied Staffing Professionals subsidiary. Home health aides provide personal or basic care in the home (known as social care in the United Kingdom). Nurses aides perform many of the functions of home health aides, but in the hospital setting. As of September 2005, our mix of flexible staff was approximately 18% nurses, 33% nurses aides and 49% home health aides.

Since our reorganization in July 2005, most of our branches (approximately 112) are operated by Allied Healthcare Group Limited. The remainder of our branches are operated by Allied Staffing Professionals Limited.

Our integrated branch network is spread throughout most of the United Kingdom. A typical branch is overseen by a branch manger, who is responsible for all the activities in the branch, including the achievement of its financial targets, developing local customer relations and recruiting staff. Our branches serve as our direct contact with our customers and our healthcare staff.

Our branches are organized into geographical teams of approximately 10 branches. There are five support groups covering two teams each and these groups include a support manager, financial analyst, sales manager, training manager and compliance manager, whose function is to support the branch manager in achieving the branch’s yearly financial targets.

There are monthly management meetings for each team attended by the branch managers and related support group and representatives of senior management where the financial performance of each branch is assessed and actions for improvement are agreed upon.

We generally maintain centralized management control in the areas of payroll, accounts receivable, contracts, pricing, regulatory matters, quality control and information technology.

Recruitment of Flexible Staff

Many healthcare workers are attracted to flexible staffing positions because of their desire to tailor work schedules to personal and family needs, obtain varied and challenging work experiences and acquire new skills. We believe that our ability to offer quality flexible staffing assignments well-matched to individuals’ preferences assists in our attracting a large number of flexible healthcare workers.

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

We impose a standardized recruitment process on our branches. Before they can place a nurse, nurses aide or home health aide, our branches must obtain, among other things, two professional references and evidence of proper immunizations, as well as a police background check. Our branches must also confirm that each nurse has been licensed by the appropriate governmental body and that each nurses aide and home health aide has received the training mandated by law for their occupation.

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

In April 2002, we introduced a program called ‘‘CareMilesTM’’ that enables our flexible staff to earn credits based on the number of hours that they work for us. Our staff can use the credits to pay for healthcare training and personal development courses that the individual would otherwise pay for out of his or her pocket. As a healthcare worker becomes more skilled, he or she has greater flexibility in choosing assignments and also may earn a greater hourly wage. We believe that the CareMilesTM program promotes staff loyalty while providing us with the opportunity to earn higher commissions as more highly-trained staff are generally billed out at higher rates. The healthcare training and personnel development courses offered through the CareMilesTM program are in addition to standard training programs that we offer to our staff to ensure compliance with regulatory requirements.

Quality Assurance

We invest heavily in quality assurance systems to ensure that our flexible healthcare staff meet our internal quality assurance standards, as well as those mandated under the Care Standards Act 2000.

It is the branch manager’s responsibility to ensure that all flexible workers are compliant with our internal quality assurance standards when they are booked on shifts. We are currently implementing a new computerized system to record compliance status for each worker which, when implemented, will make the worker unavailable for work if their compliance is not up-to-date.

We have a quality assurance audit team whose primary job responsibility is to visit each of our branches on a periodic basis to assure that the branches adhere to the procedures and policies set by our main office. The quality assurance audit team is independent of our operations management. A member of our quality assurance audit team visits each branch at least once per year. During its visits to our branches, the quality assurance audit team reviews employee files to confirm that staff have proper levels of training for the jobs in which they are being placed by the branch and that the documents required by our standardized recruitment process are in order. The quality assurance audit team also confirms that nurses have been licensed with the appropriate U.K. body. In addition, to minimize injury to our staff, the quality assurance audit team checks customer files to confirm that all health and safety checks for customers’ facilities have been made. Reviews of staff and customer files are done on a random sample basis.

Customers

We provide healthcare staff to four types of customers:

•	The NHS. During our fiscal year ended September 30, 2005, we provided nurses and nurses aides to the NHS. We provided staff mainly to NHS hospitals and NHS Primary Care Trusts.

•	Local governmental social service departments. Local governmental social service departments retain us to provide healthcare staff, generally home health aides, to individuals in their homes.

•	Nursing homes, care homes and independent hospitals. We provide nurses and home health aides to nursing homes and home health aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.

•	Private patients. We provide both nurses and home health aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:

•	Per diem purchases. Business provided on a per diem basis arises when a customer requires flexible staff, and there is no formal ongoing contractual commitment with the customer. The services provided on a per diem basis may be limited to one shift lasting a short period of time or may be an engagement for an indefinite period. We provide most of our nurses, nurses aides and home health aides to customers on a per diem basis.

•	NHS Framework Agreements and Service Level Agreements. The NHS has divided England into eight regions. The NHS has required any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. Only those staffing companies that have met the quality standards set by the NHS and executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. We have entered into one or more Framework Agreements in each region of England. Each Framework Agreement specifies the type of staff that the agency that is a party thereto can supply in the area covered by the Framework Agreement. Pursuant to our various Framework Agreements, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives, and except in the South East area, where our Framework Agreement authorizes us to supply all categories of staff other than mental health nurses.

Individual NHS hospitals in England may select from the list of staffing companies qualified under the Framework Agreements and enter into Service Level Agreements. Although the Framework Agreements set the maximum rates to be charged for flexible staff, NHS hospitals may obtain lower rates in the Service Level Agreement by committing to higher volumes of business with a staffing company.

•	Preferred supplier contracts. These contracts involve the designation of a flexible staffing business by a local governmental social services department as a ‘‘preferred supplier’’ of staff. A preferred supplier contract agreement specifies rates to be paid for staff but it is not an exclusive arrangement and does not guarantee that a flexible staffing business will be used by the local governmental social services department. A small proportion of our services are provided under preferred supplier contracts.

•	"Cost-volume’’ contracts. A ‘‘cost-volume’’ contract specifies the rates for staff and commits the customer to purchase an agreed-upon volume of staffing services over a specified period. A ‘‘cost-volume’’ contract may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business. Local governmental social service departments are the principal users of these contracts. A very small percentage of our business is conducted on a ‘‘cost-volume’’ basis.

•	Long-term contracts. Under a long-term contract a purchaser of staffing services enters into a long-term arrangement (typically three years) with a supplier of staff under which rates for staff, usually discounted, are agreed to. Long-term contracts may be exclusive arrangements, with penalties if the staffing business is not able to satisfy the customer’s demand for staff during the term of the contract. Other than preferred supplier contracts and cost-volume contracts, none of our staff are provided to customers under long-term contracts.

We typically provide in our written contracts that we will indemnify our customers against liability that they may incur in the event that the members of our staff cause death, personal injury or property damage in the performance of their services. We maintain liability insurance designed to reimburse us in the event that claims of this type are made. See ‘‘Insurance’’ below. In addition, in some of our written contracts, we agree to indemnify our customers for the costs they incur if we are not able to provide them with the number of staff or man-hours required during the term of the contract and the customer has to outsource its staffing requirements to another entity.

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

Acquisition and Integration Process

Since October 1, 2001, we have acquired 67 businesses. The average revenue of these businesses in the year prior to their acquisition by us was £1.8 million.

We continue to identify suitable acquisition targets and typically seek to develop a pre-acquisition relationship with the vendors and key management in order to assess business ‘‘fit.’’ We structure our acquisitions so as to encourage continuity of management and seek to align our interests with the vendors’/management’s interests through performance based earn-out provisions.

Our integration process includes the adoption of our policies and procedures and the integration of the acquired business into our IT system. For smaller acquisitions, the process of integrating newly acquired businesses, including integrating them into our IT system, begins prior to the closing of the acquisition and is usually completed within three months. In larger acquisitions, the acquired business generally retains its own IT system, including payroll and invoicing, for a longer period of time. However, as is the case with smaller acquisitions, commencing shortly after their date of acquisition, we require larger acquired businesses to adhere to weekly and monthly financial reporting requirements. In addition, we generally maintain centralized control of contracts and pricing for all acquisitions, commencing shortly after the date of acquisition.

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

The privately-owned competitors of our flexible staffing business are mainly small, locally-based agencies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us. Such companies include Nestor Healthcare Group plc, Match Group and Reed Health Group plc.

The nature of the U.K. marketplace is such that nurses and home health aides often accept placements with more than one flexible staffing business.

Since 2000, the NHS has had its own internal agency, called NHS Professionals, which has attempted to provide NHS hospitals with high volume/low margin contracts for flexible healthcare workers and to reduce the NHS’s dependence on external agencies. We work with NHS Professionals to fulfill the per diem demand that it is unable to cover.

Respiratory Therapy

Our respiratory therapy business serves two segments of the oxygen therapy market: (a) oxygen cylinders and (b) oxygen concentrators.

Home oxygen therapy delivered from a cylinder via face-mask is prescribed for a wide array of respiratory diseases ranging from asthma and emphysema to severe bronchitis. We supply filled oxygen cylinders and related equipment solely to pharmacies, both small independent stores and large retail pharmacy chains. Our equipment is intended for patients at home who require less than eight hours of oxygen per day or who may have temporary respiratory conditions. We provide approximately 1,400 cylinders per day to pharmacies in the United Kingdom.

Patients that require more than eight hours of oxygen per day are generally supplied by an on-site oxygen concentrator. We provide oxygen concentrators, which separate room air into its constituent gases to provide 95% oxygen gas, to a total of approximately 2,000 patients at home in Northern Ireland. We charge the NHS on a monthly basis for the period during which the patients have the equipment at home.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system, homecare providers will be permitted to supply cylindered gas and liquid oxygen as well as oxygen concentrators. We submitted a re-tender offer for such businesses. In August 2005, we received two written contracts for Southeast England that will commence in February 2006. As the existing cylinder business is organized on a national distribution structure, the award of the areas in Southeast England only will require a reorganization of some of our facilities from the center of the U.K. to Southeast England in fiscal 2006. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is our contract to supply oxygen concentrator services in Northern Ireland. These changes will result in incurring additional charges in fiscal 2006 as we migrate from our existing contracts to the new contracts.

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

For the year ended September 30, 2005, our operations received approximately 65.6% of revenues from customers that were U.K. governmental entities (primarily NHS hospitals and local governmental social service departments) compared to approximately 64.7% for the year ended September 30, 2004. The remaining 34.4% and 35.3% of revenues received for 2005 and 2004, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, pharmacies, independent hospitals and private patients.

Trade Names

We operate our healthcare staffing business in the United Kingdom principally under the following trade names:

•	Allied Healthcare Group;

•	Allied Staffing Professionals; and

•	Nightingale Nursing Bureau.

We operate our respiratory therapy business in the United Kingdom under the following trade names:

•	Allied Respiratory; and

•	Medigas.

Employees

As of November 2005, we employed approximately 980 individuals in our branch network, our U.K. head office and our other offices. None of our employees are represented by a labor union.

In addition, we maintain registers of over 22,000 nurses, nurses aides and home health aides available to staff our customer base on a temporary basis. We generally place about 9,000 individuals each week with our customers. We consider our relationship with the staff to be good.

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

We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 (which came into force in April 2003) in relation to England and the Nurses Agencies (Wales) Regulations 2003 (which came into force in October 2003) in relation to Wales to carry on a business for the supply of nurses. This legislation requires that a person who carries on a business for the supply of nurses at any location within the jurisdiction of the registration authority must be the holder of a certificate from that authority certifying that the business is registered to supply to that location. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply home health aides working in individuals’ homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 and the Regulation of Care (Scotland) Act 2001.

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

The Care Standards Act 2000 is essentially an enabling act that provides for regulations to be made by secondary legislation. Regulations relating to registration are already in force (the National

Care Standards Commission (Registration) Regulations 2001). The Care Standards Act 2000 also provided that regulations can be made imposing any requirements which the appropriate Minister thinks fit for the purposes of the Care Standards Act 2000 relating to establishments and agencies. Specific regulations set out in the Care Standards Act 2000 that may be introduced include provisions relating to the services to be provided by suppliers of healthcare staff, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the suppliers of healthcare staff. A number of regulations (including the Nurses Agencies Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) include provisions in these areas.

Contracts between suppliers of healthcare staff and NHS hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, is reviewed by the Commission for Healthcare Audit and Inspection. We are accredited by various U.K. social services agencies for the supply of home health aides within their jurisdiction. The U.K. Medicines and Healthcare Products Regulatory Agency has granted licenses to us for the production and distribution of medical-grade oxygen to pharmacies throughout the United Kingdom.

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

U.K. rules affecting temporary workers.    The benefits and protections with which temporary workers in the United Kingdom must be provided have recently increased, and new and or more stringent laws are likely to be introduced in the future. In particular, the Conduct of Employment Agencies and Employment Business Regulations 2003 (the ‘‘2003 Regulations’’) described below and case law impact us. For example, a ruling by the European Court of Justice stated that the provisions of the European Working Time Directive, which entitle temporary workers to be paid annual leave only when they have been continuously employed for 13 weeks, is unlawful. The U.K. Working Time Regulations have therefore been amended to remove the 13-week qualify period, and workers in the United Kingdom are now entitled to paid leave from the first day of employment.

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

Changes in U.K. value-added tax ("VAT") rules.    We currently act as an agent for VAT purposes in supplying healthcare staff, which, under a concession to existing U.K. law, requires us to charge VAT only on the amount of commission charged to the purchaser of flexible staff.

The 2003 Regulations, insofar as they relate to VAT, came into effect in the United Kingdom on April 6, 2004 but the changes envisaged were suspended until such time as a consultation on this matter has been concluded. This consultation is due to commence in January 2006.

In the event that the proposed changes are implemented, the concession under which we operate at present are likely to be withdrawn and this would place an increased VAT burden on our company.

The 2003 Regulations require employment agencies, including those supplying flexible healthcare staff, to enter into contractual relationships with the workers that they supply. Consequently, for VAT purposes, the tax authorities' interpretation is that the flexible staff provider acts as principal, rather than agent.

For non-medical staff, VAT would be due on the total amount of the charges made by the flexible staff provider, including salary costs, rather than merely on its commission. This change may adversely affect our cash flow if we have to pay the increased VAT liability to the government before our customers have paid their fees to us.

The law however states that the provision of medical staff such as nurses should be treated as exempt from VAT. Pursuant to such exemption, we will be limited in the amount of VAT we would be entitled to set off against the VAT we owe the government.

NHS Initiatives

Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

In recent years, the NHS has divided England into eight regions. The NHS has required any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, types of staff to be supplied, quality standards and maximum payment rates. Only those staffing companies that have met the quality standards set by the NHS and executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. We have entered into one or more Framework Agreements in each region of England. Each Framework Agreement specifies the type of staff that the agency that is a party thereto can supply in the area covered by the Framework Agreement. Pursuant to our various Framework Agreements, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives, and except in the South East area, where our Framework Agreement authorizes us to supply all categories of staff other than mental health nurses. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.

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

Insurance

We maintain general liability insurance, professional liability insurance and excess liability coverage that provide coverage in the event that a claim is brought against us alleging negligence, product liability or similar legal theories. Each of these policies provides coverage on an ‘‘occurrence’’ basis and has certain exclusions from coverage. Our insurance policies must be renewed annually.

Available Information

We maintain a website at www.alliedhealthcare.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

We make available through our website our annual reports on Form 10-K and amendments thereto, but we do not make available on or through our website our quarterly reports on Form 10-Q or our current reports on Form 8-K, or amendments thereto, because those reports are readily available to the public on the Securities and Exchange Commission's website at www.sec.gov. We do provide paper copies of our 10-Ks, 10-Qs and 8-Ks free of charge upon request.

RISK FACTORS

Our business is subject to many risks that may negatively affect our business, financial condition and/or results of operations.

Risks Relating to Our Business and Strategy

If we are unable to attract and retain healthcare staff at reasonable costs, it could increase our operating costs and negatively impact our business.

We rely significantly on our ability to attract and retain nurses, nurses aides and home health aides who possess the skills, experience and, if required, licenses necessary to meet the requirements of our customers. We compete for flexible healthcare staffing personnel with other flexible healthcare staffing companies and with hospitals and healthcare facilities. Staff choose to work for a temporary healthcare staffing company based on the quantity, diversity and quality of assignments offered and on compensation packages and other benefits. We must continually evaluate and upgrade our flexible staffing network to keep pace with our customers’ needs and to remain competitive in our business. Currently, there is a shortage of nurses, nurses aides and home health aides in most areas of the United Kingdom. Competition for such personnel is increasing and salaries and benefits have risen. We may be unable to continue to increase the number of nurses and other healthcare staff that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain nurses and other healthcare staff depends on several factors, including our ability to provide them with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting nurses and other healthcare staff and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital, healthcare facility and other customers, our profitability could decline. Moreover, if we are unable to attract and retain nurses and other healthcare staff, our ability to provide adequate services to our customers may decline and, as a result, we could lose customers.

We operate in a highly competitive market and our success depends on our ability to obtain and retain customers.

The flexible healthcare staffing business is highly competitive. We compete in national, regional and local markets in the United Kingdom with full-service staffing companies, specialized flexible staffing agencies, NHS Professionals, hospitals, nursing homes and other home healthcare businesses. There are relatively few barriers to entry in the markets we serve and, historically, our industry has been highly fragmented. While we expect to continue to face competition from a broad range of companies, the recent consolidation trend in our industry is likely to result in an increase in the number of larger companies that are able to service regional or national markets. Some of our competitors have greater name recognition, access to capital and marketing, financial and other resources than we do. We believe that the primary competitive factors in obtaining and retaining customers are identifying qualified healthcare staff for specific job requirements, providing qualified staff in a timely manner, pricing services competitively and effectively monitoring job performance. Competition for customers may increase in the future and, as a result we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital, healthcare facility and other customers and our margins could decline, which could harm our operating results. In addition, the development of alternative recruitment channels could lead our hospital, healthcare facility and other customers to bypass our services, which would also cause our revenues and margins to decline.

Our focus on the per diem market may be a competitive disadvantage.

Unlike many other healthcare staffing businesses in the United Kingdom, we have actively pursued business in the per diem market rather than through long-term contracts. Although we believe that current and forecasted healthcare staff shortages will continue to fuel demand for staff in the per diem market, a change in the supply and demand dynamics for healthcare workers could result in business derived from long-term contracts becoming more attractive. In particular, the award of long-term contracts to our competitors (thereby granting ‘‘lead’’ supplier status to such competitors) could prevent us from securing the business of potential purchasers of temporary healthcare staffing.

A change in treatment of flexible staff for U.K. tax, employment and benefits purposes could result in increased costs.

Like all employment businesses, we are exposed to potential employment related claims from independent contractors who assert that they are employees. We currently treat our nurses and nurses aides as independent contractors, but this position could change if challenged in an employment tribunal or court. A recent tribunal case relating to agency workers indicated that agency workers are highly likely to be the employee of either the agency that places them or the customer at which they are placed, depending on the circumstances. If our nurses and nurses aides are treated as employees, they would become eligible to bring employment-related litigation, including actions for unfair dismissal, wrongful dismissal and breach of contract and claims for severance payments. These claims could adversely affect our business and financial condition.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing our market share and presence in the flexible healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

Restrictive covenants in our debt facilities may limit our ability to make acquisitions.

Restrictive covenants in our senior credit facility, including a requirement that we obtain bank and lender consent for acquisitions exceeding £10 million in the aggregate in any fiscal year or any individual acquisition exceeding £2 million in any fiscal year, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our senior credit facility because of these restrictive covenants or from other sources, we may be unable to complete desirable acquisitions.

We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures, expose us to unforeseen liabilities or result in dilution of our shareholders’ interest in our company.

We expect to continue pursuing acquisitions of flexible healthcare staffing companies that complement or enhance our business.

These acquisitions involve numerous risks, including:

•	difficulties integrating acquired personnel and distinct cultures into our business;

•	difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

•	potential loss of key employees or customers of acquired companies;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. In addition, if we issue additional securities in connection with an acquisition, the ownership interests of our existing securityholders will be diluted. Any acquisition may ultimately have a negative impact on our business and financial condition.

Our ability to acquire businesses outside the United Kingdom, including in the United States, is limited by our senior credit facility.

In the future, we may acquire one or more healthcare staffing businesses in the United States, if the opportunity arises and if we believe that the terms of such acquisition would be favorable to us. Our senior credit facility permits us, subject to compliance with the provisions thereof, to borrow money to finance acquisitions in the United Kingdom. However, we do not have any credit arrangements in place which permit us to finance acquisitions in the United States and there can be no assurance that we will be able to obtain such credit on favorable terms or at all. Moreover, because our senior credit facility does not permit our U.K. subsidiaries to pay dividends or otherwise advance funds to us, we do not expect to have sufficient cash on hand to finance acquisitions in the United States. In the event that we are unable to finance acquisitions in the United States with either cash or stock, our ability to acquire businesses in the United States will be severely restricted.

Our decentralized structure could result in unforeseen costs and could adversely impact our business.

We operate with a decentralized structure under which our branches operate on a relatively autonomous basis in terms of the recruitment and placement of staff and the marketing of customers. However, we generally maintain centralized management control in the areas of payroll, accounts receivable, contracts, pricing, regulatory matters, quality control and information technology. If we fail to exert proper centralized management control, our local branches could engage in unauthorized activities, our management initiatives may not be successfully implemented and our business, financial condition and results of operations may be adversely affected.

We may fail to adequately manage our anticipated future growth.

We have achieved growth in our flexible healthcare staffing business over the last few years through both organic growth and strategic acquisitions of companies. We intend to continue to expand in the future. As we grow, there will be increased demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. We also may be required to add staff and information and other systems. We cannot guarantee that we will be able to do so or, if we are able to do so, that we will be able to effectively integrate them into our existing staff and systems.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We rely heavily on our senior management team, led by Timothy M. Aitken, our chairman of the board and chief executive officer, and Charles F. Murphy, our chief financial officer. We have entered into an employment agreement with Mr. Aitken that expires in September 2006, subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice, and an employment agreement with Mr. Murphy that is terminable by either party on six months’ notice. The loss or unavailability for an extended period of time of these officers could have a material adverse effect on our operations and prospects.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Our operations have an IT disaster recovery plan. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting effectively.

In fiscal 2005 we implemented a new computerized accounting and payroll system and in fiscal 2006 we plan to implement further improvements. Next year’s improvements will predominately target our branch network. There can be no assurance that we will be able to successfully implement our plans or that any such improvements will deliver the expected benefits.

Our business is subject to certain risks inherent to international operations.

We operate in the United Kingdom. As a result, we are subject to a variety of risks, including:

•	fluctuations in currency exchange rates;

•	varying laws relating to, among other things, employment and employment termination;

•	the impact of a recession in the United Kingdom;

•	changes in regulatory requirements; and

•	potentially adverse tax consequences.

These risks may materially and adversely affect our business results of operations or financial condition.

Risks Relating to the Flexible Healthcare Staffing Market

Demand for flexible staffing may fail to rise, remain at current levels or may decline for a variety of reasons, including general economic conditions.

Although we anticipate that the market for flexible staffing in the healthcare sector will continue to expand, there can be no assurance that growth will occur at all or continue at historic rates or at the rate currently expected. Our growth could be adversely affected by a variety of factors, including emphasis on permanent staff and minimization of the use of temporary staff by healthcare providers and automation or computerization of services traditionally performed by temporary staff providers. In the last few years, a U.K. case on agency workers indicated that agency workers are highly likely to be considered employees of either the agency that places them or the customer end-user (and in many cases the customer is likely to be considered the employer). Consequently, some of the advantages to hospitals and other purchasers to using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.

If demand for temporary staffing in the healthcare sector generally declines or does not increase at the rate we anticipate, our business, financial condition and results of operations may be materially and adversely affected.

Fluctuations in patient occupancy at the hospitals, nursing homes and care homes of our customers may adversely affect the demand for our services and therefore our financial performance.

Demand for our flexible healthcare staff is significantly affected by the general level of patient occupancy at the hospitals, nursing homes and care homes of our customers. When occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, healthcare facility customers typically will reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our healthcare customers’ facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

We operate in a regulated industry and violations of laws or regulations may result in increased costs or sanctions that could impact our financial performance. Moreover, recent and proposed changes in U.K. regulations affecting flexible staffing companies may result in increased costs that reduce our revenue and profitability.

Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations related to licensing, conduct of operations,

payment for services and referrals, benefits payable to temporary staffers and taxation. If we fail to comply with the laws and regulations that are applicable to our business, we could suffer civil and/or criminal penalties or we could be required to stop operating in one or more jurisdictions.

Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. The recent introduction of new regulatory provisions in the United Kingdom affecting flexible staffing companies could substantially raise the costs associated with operating our business. Some proposed changes in these regulations could have a similar effect. We may not be able to pass along to our customers the costs of implementing any changes that result from these new and changed laws and regulations. See ‘‘Item 1 — Business — Governmental Regulation’’ for a summary of the material existing and proposed regulations affecting our business.

NHS reforms may have a substantial negative impact upon us.

For our fiscal year ended September 30, 2005, the more than 200 NHS hospitals to which we supplied staff accounted for 37.6% of our flexible staffing business revenue. Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

One initiative undertaken by the NHS is the requirement that agencies wishing to supply it with temporary staff enter into Framework Agreements. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.

Another initiative undertaken by the NHS is its creation of NHS Professionals. NHS Professionals is an internal agency of the NHS that seeks to provide an efficient temporary staffing service for NHS hospitals. NHS Professionals seeks to coordinate nurse banks operated by NHS hospitals with the intention of maintaining quality standards and controlling cost across all NHS nurse banks. The continued expansion of the NHS Professionals could adversely affect our revenues in the future.

If the NHS were to significantly reduce its use of our services, negotiate lower prices or change its policy on private-sector involvement, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete in the homecare services market depends on our ability to obtain assignments from local governmental social service departments.

The largest providers of homecare services in the United Kingdom are local governmental social services departments and NHS Primary Care Trusts. Outsourcing of homecare by these bodies is the principal source of revenue and growth in the homecare staffing market. Though figures vary widely among local governments, homecare provided directly by the local governments typically is significantly more expensive per hour of care than homecare outsourced to independent homecare providers. While we believe there is potential for further outsourcing of homecare by local governments, this potential may be partially offset by tighter local governmental budgets. Moreover, there can be no assurance that we will be chosen by local governmental social service departments to provide outsourced homecare services in the future, or that we will be able to recruit and retain homecare staff at hourly rates that local governments are willing to pay.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice, negligent hiring, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to civil or criminal claims arising from actions taken by our employees or temporary staffing personnel, such as misuse of proprietary information or theft of property. In some instances, we are required to indemnify customers against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant customer policies and guidelines or applicable laws, rules and regulations could result in negative publicity, payment of fines or other damages. In addition, breaches of the Care Standards Act 2000 and associated regulations could result in the revocation of registration or the imposition of conditions on that registration that could adversely effect the continuation of our business in the United Kingdom. Litigation is costly and, even if we do prevail, the cost of such litigation could adversely affect our consolidated financial statements.

In addition, in the course of our operations we may face possible claims by employees or employee candidates of discrimination or harassment (including for actions our customers or their employees may have taken), violations of health and safety regulations, workers compensation claims, retroactive entitlement to benefits and other similar claims.

Our insurance may not be adequate to protect us from claims for which we may become liable.

To protect ourselves from the cost of claims alleging medical malpractice or other causes of action, we maintain malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. While we have been able to obtain liability insurance in the past, this insurance varies in cost, is difficult to obtain and may not be available in the future on terms acceptable to us, if it is available at all. The failure to maintain insurance coverage or a successful claim not covered by or in excess of our insurance coverage could have a material adverse effect on our business, financial position, cash flows or results of operations. In addition, claims, regardless of their merit or eventual outcome, may have a material adverse effect on our reputation.

Risks Relating to Our Financial Condition

We have generated substantial amounts of goodwill from our acquisitions, some or all of which we may be required to write off, which could adversely affect our financial condition or results of operations.

Goodwill represents the purchase price of an acquisition less the fair value of the net tangible and intangible assets acquired. We have generated substantial amounts of goodwill from our acquisitions. Part of our strategy involves making additional acquisitions. Because businesses of the type we target often do not have substantial tangible assets, we expect that our acquisition of these businesses will continue to generate significant amounts of goodwill.

At September 30, 2005 we had goodwill of approximately $217.0 million, which equaled approximately 71.5% of our total assets at that date.

In accordance with Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets,’’ (‘‘FAS No. 142’’) issued by the Financial Accounting Standards Board, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but will be subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. As of September 30, 2005, the carrying value of our goodwill was not impaired, based on an assessment performed in accordance with FAS No. 142. However, any future determination requiring the write-off of a significant portion of the carrying value of our goodwill could have a material adverse effect on our financial condition or results of operations. It could also cause us to fail to comply with the financial covenants in our senior credit facility, resulting in an event of default thereunder.

We have incurred significant debt, which could impact our financial condition and results of operations. In the event of a payment default under our senior credit facility, our lenders have the right, among others, to seize our assets.

At September 30, 2005, we had approximately $64.3 million of debt under our senior credit facility. The level of our indebtedness will have several important effects on our future operations, including, without limitation:

•	we will use a portion of cash flow from operations for the payment of principal or interest due on outstanding indebtedness;

•	outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

•	the level of outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures, additional acquisitions or general corporate purposes.

General economic conditions, industry cycle and financial, business and other factors affecting operations, many of which are beyond our control, may affect future performance. As a result, these and other factors may affect our ability to make principal and interest payments on indebtedness. Our business might not continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or acquisitions.

These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

If we are unable to repay our indebtedness when it becomes due, our lenders will have a number of remedies. Our senior credit facility is secured by substantially all of the assets of, and the shares in, our U.K. subsidiaries. If we fail to pay our debt under our senior credit facility, which amounted to $64.3 million at September 30, 2005, the lenders thereunder could become the owner of, or force the sale of, our businesses or subsidiaries.

Our compliance with restrictions and covenants in our senior credit facility may limit our ability to take corporate actions and harm our business.

Our senior credit facility contains a number of covenants that significantly restrict our operations, our ability to issue additional debt and our ability to pay dividends. Under these agreements we are also required to comply with specific financial ratios and tests, including a fixed charge coverage ratio, a test regarding debtor days (i.e., the number of days sales are outstanding) and an interest coverage ratio. We may not be able to comply in the future with these covenants or restrictions as a result of events beyond our control, such as prevailing economic, financial and industry conditions. If we default in the performance of the covenants in our senior credit facility, our lenders could, in addition to seizing the collateral securing our obligations, declare all of the principal and interest outstanding due and payable and terminate their commitments to extend credit to us in the future. We may refinance these agreements or seek alternative credit agreements. We cannot guarantee that we will be able to secure new credit agreements on favorable terms or at all. If we are unable to secure credit on commercially reasonable terms in the future, our business could be harmed.

Our lenders have limited the right of our U.K. subsidiaries to pay dividends to our company.

At September 30, 2005, we had approximately $64.3 million of debt under our senior credit facility. Our subsidiaries pay us a management fee, with which we pay the expenses of our corporate headquarters and our executive officers. However, under the terms of our senior credit facility, our U.K. subsidiaries generally may not pay dividends. Therefore, we will not be able to use the cash flow or profits, if any, of our U.K. subsidiaries to finance acquisitions, capital expenditures or other initiatives.

Our ability to use our net operating loss carryforward in the future is limited.

As of September 30, 2005, we had a U.S. federal net operating loss carryforward of approximately $76.6 million, expiring between 2019 and 2023. Our current operations are in the

United Kingdom. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2005, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, Section 382 limits our ability to use our net operating loss carryforward in the future. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.

We have significant contingent earn-out liabilities that may adversely affect our financial condition and results of operations.

Many of our acquisitions contain contingent earn-out provisions that may require us to make additional payments in the future. Under our existing earn-out arrangements, our maximum aggregate potential contingent obligation at September 30, 2005 was approximately $12.5 million. Our existing earn-out obligations expire in fiscal 2007. We may enter into acquisition agreements in the future, the terms of which may include earn-out provisions.

These contingent obligations could adversely affect our results of operations and liquidity.

We face greater costs in complying with the increasing regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by both management and our independent auditors. This process for fiscal 2005 resulted in additional accounting and legal expenses. There can be no assurance that these additional expenses will not continue to impact our results of operations.

Risks Relating to Our Common Stock

Future sales of our common stock by existing shareholders may lower the price of our common stock.

As of November 22, 2005, we had 44,855,772 shares of common stock outstanding.

In addition, as of November 22, 2005, our officers, directors, employees and consultants own options to acquire an aggregate of 2,610,334 shares of common stock under our 1992 Stock Option Plan and our 2002 Stock Option Plan. Although we will not issue any more options under our 1992 Stock Option Plan, we may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 1992 Stock Option Plan and our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued warrants to purchase an aggregate of 350,000 shares of our common stock to a third party. We have granted the holder of these warrants certain ‘‘piggyback’’ registration rights with respect to the shares of our common stock issuable upon exercise of the warrants.

Pursuant to a registration statement that was declared effective by the Securities and Exchange Commission in August 2002, we have registered the resale of an aggregate of 23,479,157 shares of our common stock.

Sales of substantial amounts of common stock into the public market could lower the market price of our common stock.

Because a small group of shareholders may control our common stock, other investors may have little or no control over our company or our management.

As of November 22, 2005, the four Hyperion funds that are shareholders in our company collectively own approximately 26.7% of our outstanding shares of common stock and Washington &

Congress Capital Partners, L.P. owns approximately 17.2% of our outstanding shares of common stock. As a result, these shareholders acting together may be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

If provisions in our corporate documents and New York law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our shareholders consider favorable.

Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of ‘‘blank check’’ preferred stock. Without shareholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to these shares of preferred stock. With these rights, preferred shareholders could make it more difficult for a third party to acquire us. New York law may also discourage, delay or prevent someone from acquiring or merging with us.

Under the employment agreements we have entered into with Timothy M. Aitken, our chief executive officer, we are required to pay Mr. Aitken an amount equal to 2.9 times his salary if his employment with us is terminated for any reason within six months of a change in control of our company. Such change of control payment may have the effect of preventing or delaying a change of control of our company, even if the change of control was favored by our shareholders.

Our stock price may be volatile.

In recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. Our market price may fluctuate based on a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	news announcements relating to us, our industry or our competitors;

•	changes in earnings estimates or recommendations by research analysts;

•	changes in general economic conditions;

•	the number of shares that are publicly traded;

•	actions of our current shareholders; and

•	other developments affecting us, our industry or our competitors.

Item 2.	Properties

We lease 118 facilities in the United Kingdom, of which 35 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See ‘‘Operating Leases’’ in Note 12 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2005.)

Item 3.	Legal Proceedings

We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 23, 2004, our common stock has traded on the Nasdaq National Market under the symbol ‘‘AHCI.’’ From April 30, 1999 until February 20, 2004, our common stock traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales price of our common stock, as reported by the Nasdaq National Market or the American Stock Exchange, as appropriate:

PERIOD	HIGH	LOW
Year Ended September 30, 2004:
First Quarter	$6.46	$3.88
Second Quarter	10.70	6.15
Third Quarter	9.88	4.41
Fourth Quarter	5.90	4.19
Year Ended September 30, 2005:
First Quarter	$5.97	$4.85
Second Quarter	6.87	5.17
Third Quarter	7.27	5.64
Fourth Quarter	7.50	4.90
Year Ended September 30, 2006:
First Quarter (through November 22, 2005)	$6.60	$5.60

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

Under the terms of our senior credit facility, our U.K. subsidiaries generally are prohibited from paying dividends or making other cash distributions to us. See ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings—General.’’

As of November 22, 2005, there were approximately 180 shareholders of record of our common stock. This number does not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see ‘‘Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.’’

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2005, we did not repurchase any of our equity securities.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2005, 2004 and 2003 and as of September 30, 2005 and 2004 is derived from audited financial statements that appear elsewhere in this Form 10-K. The financial information for the years ended September 30, 2002 and 2001 and as of September 30, 2003, 2002 and 2001 is derived from audited financial statements that do not appear in this Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2005		2004		2003	2002		2001
Financial Data:
Total revenues	$351,189		$325,298		$294,379	$242,828		$138,041
Gross profit	103,671		93,171		81,323	66,079		42,491
Selling, general and administrative expenses	73,948	(3)	63,544		53,648	48,847	(5)	32,514
General and administrative expense related to mail-order operations	—		—		—	—		3,883
Losses due to sale of subsidiary	—		—		—	—		354
Operating income (loss)	29,723		29,627		27,675	17,232		5,740
Interest and other expense, net	4,164		13,727	(4)	11,279	13,472	(6)	8,433
Gain on settlement of PIK interest	—		—		—	(5,143)	(7)	—
Foreign exchange loss	98		184		18	19		400
Provision for income taxes(1)	6,725		5,847		4,910	4,971		24,117
Minority interest	—		—		—	120		22
Income (loss) from continuing operations	18,736		9,869		11,468	3,793		(27,232)
Income from discontinued operations	—		—		503	1,001		620
Net income (loss)	18,736		9,869		11,971	4,794		(26,612)
Redeemable preferred dividend, conversion fees and accretion(2)	—		7,020		4,005	1,016		—
Net income (loss) available to common stockholders	$18,736		$2,849		$7,966	$3,778		$(26,612)
Basic income (loss) per share of common stock from:
Continuing operations	$0.42		$0.10		$0.34	$0.15		$(1.57)
Discontinued operations	—		—		0.02	0.05		0.04
	$0.42		$0.10		$0.36	$0.20		$(1.53)
Diluted income (loss) per share of common stock from:
Continuing operations	$0.41		$0.10		$0.34	$0.15		$(1.57)
Discontinued operations	—		—		0.02	0.05		0.04
	$0.41		$0.10		$0.36	$0.20		$(1.53)
Weighted average number of common shares outstanding:
Basic	44,684		27,419		21,962	18,565		17,408
Diluted	45,169		28,104		22,304	18,932		17,408

	September 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$11,369	$13,468	$24,781	$25,918	$25,178
Accounts receivable, net	33,443	31,263	35,745	32,113	27,888
Goodwill	216,984	206,110	183,703	123,514	105,542
Total assets	303,439	282,394	311,668	268,113	248,073
Total debt	64,342	64,778	165,378	148,530	180,781
Total shareholders’ equity	201,859	186,977	75,163	53,943	36,354

(1)	Prior to 2001, we had been committed to implementing tax strategies that provided for the sale of appreciated assets, including a portion of our ownership interest in our U.K. subsidiaries, to generate sufficient taxable income to realize our U.S tax net operating losses prior to their expiration. While we believed that we would realize the value of our tax losses, developments in 2001, including the continued expansion of our U.K. operations, had increased the uncertainty as to both the execution of the original strategy and the appropriateness of a tax strategy that may not align with our current business strategy. These uncertainties impaired our ability to determine whether it was more likely than not that our deferred tax assets would be realized. Accordingly, in fiscal 2001, a full valuation allowance for all remaining U.S. deferred tax assets was provided.

(2)	Reflects the accrual of dividends on our Series A preferred stock and accretion costs related to the issuance of our Series A preferred stock in our fiscal 2002 corporate reorganization. In addition, fiscal 2004 includes conversion fees of $2.0 million paid to the holders of our Series A preferred stock in connection with the firm commitment follow-on public offering of 14,500,000 shares of our common stock and write-off of $1.7 million of the remaining issuance costs.

(3)	Includes a $1.1 million charge related to the reorganization of our U.K. subsidiaries, as well as $1.0 million of costs associated with the launch of our new corporate logo.

(4)	For the year ended September 30, 2004, we recorded a charge of $4.2 million related to the write-off of deferred financing fees and unamortized debt discount associated with a recapitalization plan, undertaken in connection with fiscal 2004 public offering of 14,500,000 shares of our common stock, pursuant to which we (i) refinanced our senior collateralized term and revolving credit facility (the ‘‘Former Senior Credit Facility’’) and mezzanine indebtedness (the ‘‘Mezzanine Loan’’), both of which had been entered into in December 1999, and (ii) converted all of our then outstanding shares of Series A preferred stock into shares of our common stock.

(5)	For the year ended September 30, 2002, we recorded a non-cash charge of $4.2 million for the issuance of shares of common stock to senior management and $1.6 million related to the exchange of employees’ redeemable shares in our U.K subsidiary for shares of our common stock, using the net exercise method, in our fiscal 2002 corporate reorganization. We also recorded a net charge of $0.7 million for the year ended September 30, 2002, which mainly related to the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

(6)	Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 145, which addressed gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications and accordingly recorded a charge of $0.9 million in interest expense for the year ended September 30, 2002.

(7)	In the fiscal 2002 corporate reorganization, accrued and unpaid interest owed to the holders of notes issued by one of our U.K. subsidiaries was satisfied by the issuance of shares of our common stock. We recorded a gain of $5.1 million for the year ended September 30, 2002 in connection with this transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K and in conjunction with the description of our business included in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K under ‘‘Forward-Looking Statements.’’

We are a leading provider of flexible, or temporary, healthcare staffing to the U.K. healthcare industry as measured by revenues, market share and number of staff. As of September 30, 2005 we operated an integrated network of approximately 115 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides. We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland.

We have engaged in an ongoing series of activities to strengthen our organizational structure and reposition us for future growth. These actions have included a reorganization in branch structure, adopting and implementing a new corporate identity and investing in a new IT system. We continually review our operations in order to improve operating efficiencies and to be responsive to changing market conditions.

The introduction and further extension of the NHS Framework Agreements has continued to impact our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals).

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the Unites States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. We believe the following accounting policies are critical areas affecting our financial condition and results of operations where estimates are required.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2005. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2005 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately 97% of our company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

We receive a majority of our revenue from the NHS and other U.K. governmental payors. Certain revenues are subject to review by third-party payors and adjustments, if any, are recorded when determined.

Purchase Accounting

We account for our acquisitions as purchase business combinations. At acquisition, preliminary values and useful lives are allocated based upon fair values that have been determined for assets acquired and liabilities assumed and management’s best estimates for values that have not yet been finalized. We obtain a third-party valuation in order to complete our purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management’s original estimates and could have an adverse impact on our consolidated financial position or results of operations.

Results of Operations

Year Ended September 30, 2005 vs. Year Ended September 30, 2004

Revenues

Total revenues for the year ended September 30, 2005 were $351.2 million compared to $325.3 million for the year ended September 30, 2004, an increase of $25.9 million or 8.0%. This increase was mainly due to acquisitions in the social services sector ($22.7 million) and the favorable effects of changes in foreign exchange ($10.9) million. This increase was offset by less demand and price pressures arising from the extension of the NHS Framework Agreements.

Gross Profit

Total gross profit increased by $10.5 million to $103.7 million for the year ended September 30, 2005 from $93.2 million for the year ended September 30, 2004, an increase of 11.3%. The favorable effects of changes in foreign exchange accounted for $3.2 million of the increase. As a percentage of total revenue, gross profit for the year ended September 30, 2005 increased to 29.5% from 28.6% for the comparable prior period. Gross margins for patient services increased (28.9% for the year ended September 30, 2005 versus 28.2% for the comparable prior period), mainly due to management’s focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses, which offset the impact of lower margins of our NHS business. Gross margins in respiratory, medical equipment and supplies sales increased (54.0% for the year ended September 30, 2005 versus 45.5% for the comparable prior period), mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $10.4 million to $73.9 million for the year ended September 30, 2005 from $63.5 million for the year ended September 30, 2004, an increase of 16.4%. Changes in foreign exchange accounted for $2.2 million of this increase and acquisitions a further $2.9 million. The remaining increase was mainly a result of exceptional reorganization costs, including the launch of our new corporate logo ($2.1 million), increased Sarbanes-Oxley expenses of $1.6 million (a significant proportion of which are first-year set-up costs), increased IT depreciation and maintenance costs arising from the implementation of new systems ($1.2 million) and $0.4 million of costs relating to closure of branches during the year. During fiscal 2004 we had exceptional compensation charges of $1.9 million.

Interest Income

Total interest income for the year ended September 30, 2005 was $0.2 million compared to $0.9 million for the year ended September 30, 2004, which represents a decrease of $0.7 million. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the year ended September 30, 2005 was $4.2 million compared to $14.6 million for the year ended September 30, 2004, which represents a decrease of $10.4 million. This decrease was principally attributable to reduced bank debt in fiscal 2005 and to the write-off of $4.2 million of deferred financing fees and unamortized debt discount associated with the refinancing of the Former Senior Credit Facility in fiscal 2004. This decrease was partially offset by the recording of a $0.5 million benefit related to the change in the fair value of our company’s interest rate cap and floor collar agreement in fiscal 2004 and changes in foreign exchange of $0.2.

Other Expense

Total other expense for the year ended September 30, 2005 was $0.2 million, which represents the expense related to the change in the fair value of our interest swap agreements and related ineffective portion of the interest swap cash flow hedges.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $6.7 million or 26.4% of income before income taxes for the year ended September 30, 2005, compared to a provision of $5.8 million or 37.2% of income before income taxes for the year ended September 30, 2004. The difference in the effective tax rate between the year ended September 30, 2005 and the year ended September 30, 2004 is mainly due to the U.S. pre-tax losses recorded in fiscal 2004 for which no benefit was provided and permanent differences in the U.K. Our company does not provide a tax benefit for U.S. pre-tax losses as it is more likely than not that we will not utilize our net operating losses in the U.S.

Net Income

As a result of the foregoing, we recorded net income of $18.7 million for the year ended September 30, 2005 compared to net income of $9.9 million for the year ended September 30, 2004.

Series A Preferred Stock

For the year ended September 30, 2004, we accrued $2.9 million of dividends for the Series A preferred stock issued in connection with our fiscal 2002 corporate reorganization and accreted $ 0.4 million of costs related to the issuance of our Series A preferred stock. In July 2004, all of the Series A preferred stock was converted into a like number of shares of common stock. In connection with the conversion, we paid conversion fees of $2.0 million to the holders of the Series A preferred stock and wrote off $1.7 million of the remaining issuance costs.

Year Ended September 30, 2004 vs. Year Ended September 30, 2003

Revenues

Total revenues for the year ended September 30, 2004 were $325.3 million compared to $294.4 million for the year ended September 30, 2003, an increase of $30.9 million or 10.5%. This increase was mainly due to the favorable effects of changes in foreign exchange ($34.7 million), acquisitions in the social services sector ($6.3 million) and internal growth in the social service sector and in our respiratory, medical equipment and supplies operations. This increase was offset by a decrease in revenues due to changes to NHS quality standards, causing fewer of our workers to be available for placement with the NHS while the necessary training certificates, immunizations and criminal record checks required by these standards were obtained, and the expansion of the NHS Professionals to encompass more healthcare workers. There can be no assurance that the continued expansion of the NHS Professionals may not adversely affect our revenues in future periods.

Gross Profit

Total gross profit increased by $11.9 million to $93.2 million for the year ended September 30, 2004 from $81.3 million for the year ended September 30, 2003, an increase of 14.6%. The favorable effects of changes in foreign exchange accounted for $9.9 million of the increase. As a percentage of total revenue, gross profit for the year ended September 30, 2004 increased to 28.6% from 27.6% for the comparable prior period. Gross margins for patient services increased (28.2% for the year ended September 30, 2004 versus 27.3% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers. Gross margins in respiratory, medical equipment and supplies sales increased (45.5% for the year ended September 30, 2004 versus 43.4% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $9.9 million to $63.5 million for the year ended September 30, 2004 from $53.6 million for the year ended September 30, 2003, an increase of 18.4%. Changes in foreign exchange accounted for $6.2 million of this increase. The remaining increase was mainly a result of higher levels of overhead costs due principally to increased expenditures on quality assurance audit programs to ensure compliance with changes to legislation ($1.1 million), acquisitions ($0.6 million), compensation charges for key executives to complete the reimbursement of tax liabilities and to resolve other consequences incurred by them in connection with our fiscal 2002 corporate reorganization as well as a special compensation charge ($1.9 million) and fees associated with migrating the trading of our shares of common stock from the American Stock Exchange to the Nasdaq National Market ($0.1 million). We do not anticipate incurring further compensation expense related to our fiscal 2002 corporate reorganization.

Interest Income

Total interest income for the year ended September 30, 2004 was $0.9 million compared to $2.0 million for the year ended September 30, 2003, which represents a decrease of $1.1 million. The decrease was attributable to a lower level of funds invested and was partially offset by favorable effects of changes in foreign exchange ($0.1 million).

Interest Expense

Total interest expense for the year ended September 30, 2004 was $14.6 million compared to $13.3 million for the year ended September 30, 2003, which represents an increase of $1.3 million. This increase was principally attributable to the write-off of $4.2 million of deferred financing fees and unamortized debt discount associated with the refinancing of the Former Senior Credit Facility and $1.6 million related to changes in foreign exchange. This increase was partially offset by reduced bank debt in the fiscal year ended September 30, 2004, the recording of a $0.5 million benefit related to the change in the fair value of our company’s interest rate cap and floor collar agreement in the fiscal year ended September 30, 2004 as compared to a $0.2 million benefit recorded in the fiscal year ended wSeptember 30, 2003, and the write-off of debt discount of $0.6 million associated with the repayment of loan notes in the year ended September 30, 2003.

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

Discontinued Operations and Gain on Sale of Subsidiaries

Discontinued operations resulted in income of $0.5 million for the year ended September 30, 2003. In April 2003, we sold all of the issued and outstanding capital stock of two of our subsidiaries for approximately $8.5 million in cash. Home Healthcare, which comprised our U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ our company has accounted for Home Healthcare as a discontinued operation.

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

Series A Preferred Stock

For the year ended September 30, 2004, we accrued $2.9 million of dividends for the Series A preferred stock issued in connection with our fiscal 2002 corporate reorganization and accreted $0.4 million of costs related to the issuance of our Series A preferred stock. As further discussed below ‘‘Liquidity and Capital Resources—Borrowings—Series A Preferred Stock’’ below, in July 2004, all of the Series A preferred stock was converted into a like number of shares of common stock. In connection with the conversion, we paid conversion fees of $2.0 million to the holders of the Series A preferred stock and wrote off $1.7 million of the remaining issuance costs. For the year ended September 30, 2003, we accrued $3.5 million of dividends for the Series A preferred stock issued in connection with our fiscal 2002 corporate reorganization and accreted $0.5 million of costs related to the issuance of our Series A preferred stock.

Liquidity and Capital Resources

General

For our fiscal year ended September 30, 2005, we generated $21.5 million from operating activities. Cash requirements for our fiscal year ended September 30, 2005 for capital expenditures ($9.7 million), payments for acquisitions and acquisitions payable ($19.3 million), principal payments on the long-term debt portion of our Senior Credit Facility ($11.1million) and payments on notes payable ($1.9 million) were met through operating cash flows, restricted cash, net borrowings under the revolving loan portion of the Senior Credit Facility ($13.9 million) and cash on hand.

We believe our existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2005 and September 30, 2004, $33.4 million (11.0%) and $31.3 million (11.1%), respectively, of our total assets consisted of accounts receivable. The increase in accounts receivable from 2004 to 2005 is mainly due to the timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2005 and September 30, 2004, our average DSOs were 36 and 33, respectively.

Borrowings

General

In July 2004, our U.K. subsidiary, Allied Healthcare Holdings Limited (‘‘Allied Holdings’’), obtained financing denominated in pounds sterling consisting of a £50 million multicurrency senior credit facility (the ‘‘Senior Credit Facility’’). Additionally, subject to the terms of the Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The Senior Credit Facility (together with approximately $65.7 million of the net proceeds of the firm commitment follow-on public offering of 14,500,000 shares of our common stock that was consummated in July 2004) refinanced our Former Senior Credit Facility and the Mezzanine Loan, both of which had been entered into in December 1999. The Senior Credit Facility is secured by a first priority lien on the assets of another of our subsidiaries, Allied Healthcare Group Holdings Limited (formerly known as Allied Healthcare Group Limited), and certain of its subsidiaries, as well as our guarantee of the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility.

The Senior Credit Facility consists of the following:

•	a £30 ($52.9) million term loan A that matures in July 2009; and

•	a £20 ($35.2) million revolving loan B that matures in July 2009.

Repayment of the term loan A commenced in January 2005 and continues semi-annually until final maturity. Repayment of revolving loan B shall be on the last day of its interest period. Both the A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2005, we have outstanding borrowings of $42.3 million and $22.0 million relating to term loan A and revolving loan B, respectively, under the Senior Credit Facility, that bore interest at rates ranging from 5.37% to 5.36% per annum.

The Senior Credit Facility agreement is based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement, which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following, among other things:

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

The Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2005, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

We repaid, through Allied Holdings, notes payable of $1.9 million, $38.7 million and $19.4 million issued in connection with the acquisition of certain U.K. flexible staffing agencies in our 2005, 2004 and 2003 fiscal years, respectively. The notes payable were secured by the lender under our Former Senior Credit Facility, who required us to keep an amount on deposit for the sole purpose of repaying the notes payable. As such, the cash related to the payment of the remaining notes payable of $1.8 million at September 30, 2004, which bore interest at a rate of 5.25%, was classified as current in the accompanying Consolidated Balance Sheets.

Guarantees

The Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group

Holdings Limited and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility. At September 30, 2005 and September 30 2004, the amounts guaranteed, which approximate the amounts outstanding, totaled $64.3 million and $63.0 million, respectively.

Financial Instrument

See ‘‘Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.’’

Commitments

Acquisition Agreements

Related to our acquisitions of certain flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $12.5 million as of September 30, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

See ‘‘Item 11—Executive Compensation—Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’

Operating Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ ‘‘Commitments—Acquisition Agreements,’’ and ‘‘Commitments—Operating Leases’’ above, the following table summarizes our contractual cash obligations as of September 30, 2005 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2006	$10,577	$2,326	$13,812	$26,715
2007	10,577	1,755	2,451	14,783
2008	10,577	1,244	—	11,821
2009	32,611	1,047	—	33,658
2010	—	823	—	823
Thereafter	—	1,340	—	1,340
	$64,342	$8,535	$16,263	$89,140

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.7 million.

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of September 30, 2005. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of financial software.

Miscellaneous

Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2005, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our consolidated balance sheet at September 30, 2005.

On December 2003, two of our executive officers repaid in full the principal and accrued interest on the promissory notes issued by them to our company in connection with our corporate reorganization fiscal 2002. The loans were repaid by delivery to our company of an aggregate of 177,055 shares of our company’s common stock. The shares delivered by Mr. Aitken and Ms. Eames are held by our company and are reflected as treasury stock in our consolidated balance sheet at September 30, 2005.

Acquisitions

In fiscal 2005, we acquired a total of 9 flexible staffing agencies for approximately $17.1 million in cash and $0.1 million in an acquisition payable. As of September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9.7 million in contingent consideration dependent upon future earnings of the acquired entities.

In fiscal 2004, we acquired a total of 8 flexible staffing agencies for approximately $8.6 million in cash. At September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10.5 million in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2005 a total of $6.1 million was earned, of which $1.6 million remains payable as of September 30, 2005. In addition, as of September 30, 2005, these transactions continued to include provisions to pay additional amounts, payable in cash, of up to $2.8 million in contingent consideration dependent upon future earnings of the acquired entities. The remaining balance of contingent consideration was unearned and will not be required to be paid.

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

In fiscal 2005, we completed the purchase price allocation for our fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1.3 million, $3.5 million and $0.7 million, respectively, with the remaining portion of $4.9 million attributable to goodwill.

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

The preliminary purchase price allocations for the fiscal 2005 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the Consolidated Balance Sheet at September 30, 2005; however, the changes are not expected to have a material effect on our Consolidated Financial Statements.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

Disposition

In April 2003, we disposed of the last of our U.S. operations when we sold all of the issued and outstanding capital stock of The PromptCare Companies, Inc. and Steri-Pharm, Inc., for approximately $8.5 million in cash. These two subsidiaries constituted our U.S. home healthcare operations segment. Our home healthcare operations were concentrated in New York and New Jersey and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ we have accounted for our home healthcare operations as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our home healthcare operations for the current and prior periods are reported in discontinued operations on our income statement. For a discussion of the revenues and costs of operations of our discontinued operations, see Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2005.

Litigation

See ‘‘Item 3—Legal Proceedings.’’

Contingencies

Some of our subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government’s claims processing administrator. From time to time, the carrier may have requested an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

We believe that we are in compliance, in all material respects, with the applicable provisions of federal laws and regulations and applicable state laws, together with all applicable laws and regulations of other countries in which we operate. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these laws or regulations. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretations of applicable federal and state laws and the laws of other countries in which we operate may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

See ‘‘Recent Accounting Pronouncements’’ in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the Senior Credit Facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our Senior Credit Facility, we use interest rate swap agreements.

In March 2003, upon the expiration of our prior Rate Cap and Floor Collar Agreement, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate and our interest floor, subject to special provisions, on approximately $88.1 million of our floating rate debt under a contract that would have expired in March 2008. In accordance with Statement of Financial Accounting Standards No. 133, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities,’’ as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we calculated the fair value of the interest cap and floor derivative to be an asset of $0.3 million at September 30, 2004. In February 2005, we sold this derivative instrument for approximately $0.1 million.

In February 2005, we entered into two interest rate swap agreements, which expire in July 2009, the objective of which is to protect us against the potential increase in interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $52.9 million of the our floating rate debt until January 2008 and then decrease by $5.3 million each six-month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, we calculated the fair value of the interest rate swap agreements to be a liability of $0.8 million at September 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $0.4 million, net of tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $11.4 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at September 30, 2005.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and required financial statement schedules of our company begin on page F-i of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.

Under the rules of the Securities and Exchange Commission, ‘‘disclosure controls and procedures’’ are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Under the rules of the Securities and Exchange Commission, ‘‘internal control over financial reporting procedures’’ is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and our dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and providing reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2005.

Our auditors, Deloitte & Touche LLP, have issued a report on this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, New York

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting that Allied Healthcare International Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2005 of the Company and our report dated November 28, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

New York, New York
November 28, 2005

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our Directors and Officers

The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Timothy M. Aitken	61	Chairman of the Board and Chief Executive Officer
Sarah L. Eames	47	Executive Vice President and Director
Charles F. Murphy	52	Chief Financial Officer
Leslie J. Levinson	50	Secretary
G. Richard Green	66	Director
Mark Hanley	44	Director
Wayne Palladino	47	Director
Jeffrey S. Peris	59	Director
Scott A. Shay	48	Director
Mark Tompkins	65	Director

Certain biographical information regarding each director and officer is set forth below:

Timothy M. Aitken has served as chairman of the board of our company since January 1997 and as chief executive officer of our company since November 2004. He also served as chief executive officer of our company from January 1997 to January 2004. Prior to joining our company, Mr. Aitken served as an independent consultant to the healthcare industry from 1995 to 1997. From June 1995 to November 1995, Mr. Aitken served as the vice chairman and president of Apria Healthcare Group, Inc., a California-based home healthcare company. He also served as chairman of the board of Omnicare plc from September 1993 until its acquisition by our company. From 1990 to 1995, Mr. Aitken served as chairman of the board, president and chief executive officer of Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

Sarah L. Eames has served as a director of our company since June 2002 and as executive vice president of our company since November 2004. She served as chief executive officer of our company from January 2004 to November 2004, as chief operating officer of our company from June 2001 to November 2004, and as president of our company from May 1998 to November 2004. She was executive vice president of business development and marketing of our company from June 1997 to May 1998. Prior to joining our company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 to November 1995, Ms. Eames served as vice president of marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 to 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

Charles F. Murphy served as acting chief financial officer of our company from May 2003 to March 2004, at which time he assumed the title of chief financial officer. From October 1999 to May 2003, Mr. Murphy served as chief financial officer of our company’s U.K. operations. From 1997 to 1999, Mr. Murphy was a principal of Visual Networks Limited, a technology company. From 1994 to 1997, he was finance director of Exceler Healthcare Group, a nursing home company. From 1987 to 1994, Mr. Murphy was a partner at Pricewaterhouse LLP, an accounting firm.

Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 to July 1997. Since January 2002, he has been a partner in the law firm of Brown Raysman Millstein Felder & Steiner LLP, which firm serves as counsel to our company. From 1991 to 2002, he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company.

G. Richard Green has been a director of our company since August 1998. Mr. Green has been the chairman since 1987 and a director since 1964 of J.H. & F.W. Green Ltd., a conglomerate based in the United Kingdom. Since 1964, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries.

Mark Hanley has been a director of our company since November 2005. From 2000 to August 2005, Mr. Hanley was president and chief executive of New Valley Health Group Inc., now O2 Science Acquisition Corporation, a provider of respiratory services. From 1998 to 1999, he was a senior vice president, sales and marketing, of Coram Healthcare Corporation, which provides specialized home infusion therapies and services in the United States and Canada. From 1995 to 1997, Mr. Hanley was an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of the Company now known as Allied Healthcare Holdings Limited. From 1987 to 1995, he held various positions with Apria Healthcare Group, Inc., a California-based home healthcare company.

Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he currently serves as principal and a director of client and portfolio services. From August 2000 to June 2002, he was a senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 to September 1996, senior vice president of our company from September 1996 to August 2000 and chief financial officer of our company from February 1991 to August 2000.

Jeffrey S. Peris has been a director of our company since May 1998. Presently, Dr. Peris serves as an executive/organization advisor to leading established global and new business entities. Dr. Peris served as the vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a pharmaceutical company, from 2001 to 2005. Dr. Peris was the vice president of business operations of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources and corporate communications, from 1998 to 2001. Dr. Peris was a management consultant to various Fortune 100 companies from 1997 to 1998. From 1972 to 1997, Dr. Peris was employed by Merck Co., Inc., a pharmaceutical company, where he served as the executive director of human resources from 1985 to 1997, the executive director of marketing from 1976 to 1985, and the director of clinical biostatistics and research data systems from 1972 to 1976.

Scott A. Shay has been a director of our company since January 1996 and served as acting chairman of the board of our company from September 1996 to January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc., a private investment advisor and management company, since its formation in 1988. Mr. Shay currently serves as the chairman of the board of Signature Bank, a subsidiary of Bank Hapoalim, and is currently a director of Signature Securities Group Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners II L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc., where he was employed from 1980 to 1988.

Mark Tompkins has been a director of our company since September 2005. From 1987 to the present, Mr. Tompkins has been a self-employed investor, with a focus on private equity and capital development in publicly traded entities, notably in the healthcare, biopharmaceutical, wholesale and distribution, tourism and leisure, and manufacturing industries. From 1975 to 1987 he was active in residential and commercial property investment in the Middle East, Germany, Spain, France and the United States. From 1972 to 1975, Mr. Tompkins worked for the Slater Walker Securities group and from 1965 to 1971 he was a management consultant with Booz Allen & Hamilton. Mr. Tompkins is a director of Sodexho Alliance S.A., a company engaged in the provision of food and management services that is registered with the Securities and Exchange Commission.

All directors of our company are elected by the shareholders for a one-year term and hold office until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are chosen by and serve at the discretion of the board of directors, subject to any applicable employment contracts. There are no family relationships among our directors and officers.

All directors who are not employees of our company are entitled to receive a fee of $10,000 per annum, plus reimbursement of expenses incurred as a result of acting as a director or as a member of any committee of our board of directors. In addition, Mr. Palladino is entitled to receive, for serving as chairman of the Audit Committee, an additional $15,000 per annum; Mr. Peris is entitled to receive an additional $10,000 per annum for serving as chairman of our Compensation Committee and on the Audit Committees; and Mr. Tompkins is entitled to receive an additional $5,000 per annum for serving on our Audit Committee. In March 2005 and September 2005, we granted options to purchase shares of our common stock to certain of our directors and executive officers. See ‘‘Item 13—Certain Relationships and Related Transactions.’’

Our board of directors has determined that G. Richard Green, Mark Hanley, Wayne Palladino, Jeffrey A. Peris and Mark Tompkins are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market.

Meetings of the Board of Directors

The business of our company is managed under the direction of our board of directors. Members of the board of directors are informed about our company’s affairs through various reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the board of directors and committee meetings by the chairman and other officers, and through other means. In addition, directors of our company discharge their duties throughout the year not only by attending board of directors’ meetings, but also through personal meetings and other communications, including telephone contact with the chairman of the board and others regarding matters of interest and concern to our company.

During our fiscal year ended September 30, 2005, our company’s board of directors held seven formal meetings and acted by unanimous written consent in lieu of a meeting on three separate occasions. Other than Mr. Palladino, who attended four of the seven board meetings and all four of the Audit Committee meetings during our fiscal year ended September 30, 2005, during such fiscal year no director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors and any committees on which he or she served.

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

The Audit Committee consists of Messrs. Palladino, Peris and Tompkins. Mr. Palladino serves as chairman of the Audit Committee. All of the members of the Audit Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market. The board of directors has determined that Wayne Palladino is an ‘‘audit committee financial expert,’’ as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.

The Audit Committee was in session during each of the seven formal meetings of our company’s board of directors during our fiscal year ended September 30, 2005. The Audit Committee also held four formal meetings and acted by unanimous written consent on one occasion during that period.

Compensation Committee. The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers.

The Compensation Committee consists of Messrs. Green and Peris. Dr. Peris serves as chairman of the Compensation Committee. All of the members of the Compensation Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market.

The Compensation Committee was in session during each of the seven formal meetings of our company’s board of directors during our fiscal year ended September 30, 2005. The Compensation Committee acted by unanimous written consent on two occasions during that period, but did not hold any formal meetings during that period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the ‘‘Reporting Persons’’). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2005, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2005. Timothy M. Aitken inadvertently did not file a Form 4 in a timely manner with respect to a sale of our common stock in December 2003. The Form 4 was, however, subsequently filed.

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

The following table summarizes all compensation earned by or paid to our chief executive officer and each of the other most highly compensated executive officers of our company whose total annual salary and bonus compensation exceeded $100,000 in fiscal 2005 (the ‘‘Named Executive Officers’’) for services rendered in all capacities to our company in respect of our fiscal years ended September 30, 2005, 2004 and 2003. The titles given below the individuals’ names in the chart below were the titles held by such individuals at the end of our 2005 fiscal year.

Summary Compensation Table

					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation			Restricted Stock Awards($)	Securities Underlying Options (#)	All Other Compensation
		Salary	Bonus
Timothy M. Aitken(1)	2005	$446,618	$450,000	(7)	—	90,000	$9,000	(9)
Chairman of the	2004	253,369	450,000	(4)	—	350,000	91,645	(10)
Board and Chief Executive Officer	2003	420,000	230,000	(5)	—	384,000	170,063	(11)
Sarah L. Eames(2)	2005	$234,391	—		—	—	$7,800	(9)
Executive Vice	2004	445,189	$300,000	(6)	—	300,000	1,058,570	(12)
President	2003	405,000	270,000	(5)	—	334,000	101,431	(13)
Charles F. Murphy(3)	2005	$326,098	$138,765	(7)	—	57,000	$18,872	(9)
Chief Financial	2004	289,073	53,781	(8)	—	—	18,286	(9)
Officer	2003	90,096	80,085	(5)	—	99,000	6,127	(9)

(1)	Mr. Aitken has served as chairman of the board of our company since January 1997 and as chief executive officer of our company since November 2004. He also served as chief executive officer of our company from January 1997 until January 2004.

(2)	Ms. Eames became chief executive officer of our company in January 2004, chief operating officer of our company in June 2001 and president of our company in May 1998. She stepped down from all such positions, and assumed the office of executive vice president of our company, in November 2004.

(3)	Mr. Murphy became acting chief financial officer of our company in May 2003 and, in March 2004, assumed the title of chief financial officer of our company.

(4)	Consists of (a) $400,000 cash paid in fiscal 2004 as a bonus for fiscal 2004 and (b) $50,000 cash paid in fiscal 2005 as a bonus for fiscal 2004.

(5)	Paid in fiscal 2004 as a bonus for fiscal 2003.

(6)	Paid in fiscal 2004 as a bonus for fiscal 2004.

(7)	Paid in fiscal 2006 as a bonus for fiscal 2005.

(8)	Paid in fiscal 2005 as a bonus for fiscal 2004.

(9)	Reflects payment for a car allowance.

(10)	Reflects (a) payment of a car allowance of $8,250 and (b) the reimbursement of $83,395 in taxes incurred by Mr. Aitken in fiscal 2004 in connection with his repayment of a the principal amount of a company loan and accrued interest thereon by the delivery of shares of our common stock owned by him to us.

(11)	Reflects payment of a car allowance of $9,750 and the reimbursement by our company in fiscal 2004 of taxes of $160,313 incurred by Mr. Aitken in connection with his exercise of 150,000 options in fiscal 2003.

(12)	Of such amount, (a) $1,000,000 consists of special compensation paid to Ms. Eames for past services, (b) payment of a car allowance of $7,149 and (c) the reimbursement of $51,421 in taxes incurred by Ms. Eames in fiscal 2004 in connection with her repayment of the principal amount of a company loan and accrued interest thereon by the delivery of shares of our common stock owned by her to us.

(13)	Reflects payment for a car allowance of $8,450 and the reimbursement by our company in fiscal 2004 of taxes of $92,981 incurred by Ms. Eames in connection with her exercise of 100,000 options in fiscal 2003.

The following table sets forth certain information regarding options granted during fiscal 2005 to our Named Executive Officers pursuant to our 2002 Stock Option Plan. During fiscal 2005 we did not grant stock appreciation rights to any of our Named Executive Officers or any other employee. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or ‘‘option spreads’’ that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option’s term.

Option Grants in Fiscal 2005

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Timothy M. Aitken	90,000	13.8%	$5.65	9/30/15	$319,793	$810,418
Sarah L. Eames	—	—	—	—	—	—
Charles F. Murphy	27,000	4.1%	$6.20	3/23/15	$105,277	$266,792
	30,000	4.6%	$5.65	9/30/15	$106,598	$270,139
	57,000	8.7%			$211,875	$536,931

(1)	Options were granted at an exercise price equal to the fair market value of a share of our common stock on the date of grant.

(2)	The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent our company’s estimate or projection of future common stock prices.

The following table sets forth certain information with respect to our Named Executive Officers concerning the exercise of options by them during our fiscal year ended September 30, 2005 and unexercised options held by them as of September 30, 2005. We have never granted stock appreciation rights to any of our Named Executive Officers or any other employee.

Aggregate Option Exercises in Fiscal 2005
and 2005 Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) Exercisable/Unexercisable
Timothy M. Aitken	195,000	$907,378	1,296,000/28,000	$559,400/$32,200
Sarah L. Eames	150,000	$701,955	606,000/28,000	$476,900/$32,200
Charles F. Murphy	—	—	96,000/60,000	$73,900/$36,950

(1)	Calculated on the basis of $5.65 per share, the closing sale price of our common stock, as reported on the Nasdaq Stock Market on September 30, 2005, minus the exercise price.

Compensation of Directors

See ‘‘Item 10—Directors and Executive Officers of the Registrant—Our Directors and Officers’’ with respect to compensation of non-employee directors.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

In September 2001, we entered into an employment agreement with Mr. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least

90 days before the then applicable termination date). The employment agreement provides that our company will negotiate in good faith, commencing not less than 90 days prior to each anniversary date of the employment agreement, the amount, if any, of future salary increases. Mr. Aitken’s salary is currently $0.5 million. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the agreement) of our company, Mr. Aitken or our company terminates his employment, then (1) all stock options in our company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001 we entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005. Pursuant to her employment agreement, as modified, Ms. Eames has agreed to serve as executive vice president of our company until December 31, 2006 at an annual salary of $0.1 million. Ms. Eames’ employment agreement, as modified, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in our company held by Ms. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through December 31, 2006.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

We have also entered into an employment agreement with Mr. Murphy. Our employment agreement with Mr. Murphy is terminable by either party on six month’s notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy’s salary is currently $0.3 million.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Green and Peris. Dr. Peris serves as chairman of the Compensation Committee. During the first part of fiscal 2005, our Compensation Committee consisted of G. Richard Green, David Macfarlane and Jeffrey S. Peris. In May 2005, Mr. Macfarlane resigned from our board of directors. None of Messrs. Green, Peris or Macfarlane has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2005 that requires disclosure under the rules of the Securities and Exchange Commission.

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

In March 2002, our board of directors adopted, and in June 2002 our shareholders approved, our 2002 Stock Option Plan. Options granted under the 2002 Stock Option Plan may be either incentive stock options (‘‘Incentive Options’’), which are intended to meet the requirements of section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify as Incentive Options (which we refer to as ‘‘Non-Qualified Options’’). Under the 2002 Stock Option Plan, the Compensation Committee may grant (1) Incentive Options at an exercise price per share which is not less than the fair market value of a share of our common stock on the date on which such Incentive

Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company) and (2) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of our common stock on the date on which such Non-Qualified Options are granted). The 2002 Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company). Under the 2002 Stock Option Plan, if an optionee’s employment is terminated, the unexercised Incentive Options generally must be exercised within three months after termination. However, if the termination is due to the optionee’s death or permanent disability, the option must be exercised within one year of the termination of employment. If we terminate the optionee’s employment for cause, or if the optionee voluntarily terminates his employment, his options generally will expire as of the termination date. Any option granted under the 2002 Option Stock Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price.

Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by our company. Shares of common stock that are subject to options under the 2002 Stock Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 2002 Stock Option Plan.

As of September 30, 2005, an aggregate of 2,100,334 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 2002 Stock Option Plan and options to purchase an aggregate of 1,626,487 shares of our common stock were available for grant under such Plan. As of September 30, 2005, an aggregate of 510,000 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 1992 Stock Option Plan. No further options may be granted under our 1992 Stock Option Plan.

1997 Non-Employee Director Plan

In May 1997, our board of directors adopted the 1997 Option Plan for Non-Employee Directors (the ‘‘Director Plan’’), pursuant to which 100,000 shares of our common stock were reserved for issuance upon the exercise of options granted to non-employee directors. The purpose of the Director Plan is to encourage ownership of common stock by non-employee directors of our company whose continued services are considered essential to our company’s future progress and to provide them with a further incentive to remain as directors of our company. The Director Plan is administered by the board of directors. Directors of our company who are not employees of our company or any subsidiary or affiliate of our company are eligible to participate in the Director Plan. The Director Plan will terminate in May 2007; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The board of directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

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

As of September 30, 2005, no options were outstanding under the Director Plan.

Recent Developments

The American Jobs Creation Act of 2004 (the ‘‘Act’’) became law in October 2004 and added Section 409A to the Internal Revenue Code of 1986, as amended. Section 409A relates to nonqualified deferred compensation plans. The definition of a ‘‘nonqualified deferred compensation plan’’ is broad enough to include stock options, including stock options granted under our stock option plans. Section 409A gives the Treasury Department the authority to issue regulations to define terms, provide exceptions, and create a window of time during which existing plans may be altered or amended in order to comply with the Act. The Act provides that all compensation deferred after December 31, 2004 under a ‘‘non-qualified deferred compensation plan’’ will, under certain circumstances, be includible in gross income for the tax year. Section 409A is not intended to change the tax treatment of incentive stock options or options granted under employee stock purchase plans. Furthermore, Section 409A is not intended to apply to non-qualified stock options under certain circumstances.

In December 2004, the Internal Revenue Service issued Notice 2005-1, in which it provides the first part of a series of guidelines with respect to the application of Section 409A. Notice 2005-1 states that the grant of an incentive stock option does not constitute a deferral of compensation. Additionally, Notice 2005-1 provides that a nonqualified stock option will not provide for a deferral of compensation if: (1) the amount required to purchase stock under the option (the exercise price) may never be less than the fair market value of the underlying stock on the date the option is granted, (2) the receipt, transfer or exercise of the option is subject to taxation under Section 83 of the Internal Revenue Code of 1986, as amended, and (3) the option does not include any feature for the deferral of recognition of income until the later of exercise or disposition of the option. We believe that any non-qualified options that we have previously issued would satisfy the above requirements.

The Treasury Department has recently issued proposed regulations regarding the application of Section 409A to nonqualified deferred compensation plans. These proposed regulations incorporate the guidance provided in Notice 2005-1 and provide substantial additional guidance. As in Notice 2005-1, the proposed regulations provide that a stock option will not provide for deferral of compensation if the same criteria set forth in Notice 2005-1 which are discussed above are satisfied. Until the proposed regulations become effective, Notice 2005-1 generally remains in effect. The proposed regulations are proposed to be generally applicable for taxable years beginning on or after January 1, 2007. However, taxpayers may generally rely on the proposed regulations until the effective date of the final regulations.

Except for matters requiring stockholder approval under applicable law or Nasdaq rules, our board of directors will have the right, without further shareholder approval, to amend our stock option plans, if necessary, so that they comply with Section 409A Act, including the guidance issued pursuant thereto.

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

Our certificate of incorporation and bylaws provide that our company shall indemnify our directors and officers to the fullest extent permitted by New York law. In addition, we have entered into indemnification agreements with each of our directors and executive officers and we maintain directors’ and officers’ liability insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of November 22, 2005 by (1) each director of our company, (2) each Named Executive Officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Timothy M. Aitken	2,086,573	(2)	4.5%
Sarah L. Eames	1,103,218	(3)	2.4%
Charles F. Murphy	206,539	(4)	*
G. Richard Green	87,854	(5)	*
Mark Hanley	—	(6)	—
Wayne Palladino	12,164	(7)	*
Jeffrey S. Peris	14,000	(8)	*
Lewis S. Ranieri	12,020,810	(9)	26.8%
Scott A. Shay	11,960,610	(10)	26.7%
Mark Tompkins	—	(6)	—
Hyperion Partners II L.P.	11,960,610	(11)	26.7%
Hyperion TW Fund L.P.	11,960,610	(12)	26.7%
Hyperion TWH Fund LLC	11,960,610	(13)	26.7%
Hyperion TWH Fund II LLC	11,960,610	(14)	26.7%
Washington & Congress Capital Partners, L.P.	7,697,578	(15)	17.2%
All current executive officers and directors as a group (8 persons).	15,470,958	(16)	33.0%

*	Less than 1%.

(1)	As of November 22, 2005, there were 44,855,772 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of November 22, 2005, but that no other shareholders have exercised the options held by them.

(2)	Consists of 672,007 shares of common stock held by Mr. Aitken, 98,566 shares of common stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken, and 1,316,000 shares subject to options held by Mr. Aitken that are exercisable within 60 days of November 22, 2005. Does not include an additional 8,000 shares subject to options held by Mr. Aitken that are not exercisable within 60 days of November 22, 2005.

(3)	Consists of 473,218 shares of common stock held by Ms. Eames, 4,000 shares of common stock held jointly by Ms. Eames and her husband and 626,000 shares subject to options held by Ms. Eames that are exercisable within 60 days of November 22, 2005. Does not include an additional 8,000 shares subject to options held by Ms. Eames that are not exercisable within 60 days of November 22, 2005.

(4)	Consists of 85,539 shares of common stock held by Mr. Murphy and 121,000 shares subject to options held by Mr. Murphy that are exercisable within 60 days of November 22, 2005. Does not include an additional 35,000 shares subject to options held by Mr. Murphy that are not exercisable within 60 days of November 22, 2005.

(5)	Consists of 3,000 shares of common stock held by Mr. Green, 57,995 shares of common stock held jointly by Mr. Green and his wife, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 5,000 shares subject to options held by Mr. Green that are exercisable within 60 days of November 22, 2005 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of our common stock held by Orion Nominees Limited with his wife. Does not include an additional 12,000 shares subject to options held by Mr. Green that are not exercisable within 60 days of November 22, 2005.

(6)	Does not include 15,000 shares subject to options held by such individual that are not exercisable within 60 days of November 22, 2005.

(7)	Consists of 6,164 shares of common stock held by Mr. Palladino and 6,000 shares subject to options that are exercisable within 60 days of November 22, 2005. Does not include an additional 15,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of November 22, 2005.

(8)	Consists of 2,000 shares of common stock held by Mr. Peris and 12,000 shares subject to options held by Mr. Peris that are exercisable within 60 days of November 22, 2005. Does not include an additional 12,000 shares subject to options held by Mr. Peris that are not exercisable within 60 days of November 22, 2005.

(9)	Consists of 60,200 shares of common stock owned by Mr. Ranieri, 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Ranieri. Mr. Ranieri disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Ranieri shares voting and dispositive power over the shares of common stock held by such entities with Mr. Shay.

(10)	Consists of 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Shay. Mr. Shay disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Shay shares voting and dispositive power over the shares of common stock held by such entities with Mr. Ranieri.

(11)	Consists of (a) 6,854,454 shares of common stock held by Hyperion Partners II L.P. and (b) 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion Partners II L.P. and as to which Hyperion Partners II L.P. disclaims beneficial ownership except to the extent of its pecuniary interest therein. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(12)	Consists of (a) 4,148,456 shares of common stock held by Hyperion TW Fund L.P. and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TW Fund L.P. and as to which Hyperion TW Fund L.P. disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(13)	Consists of (a) 482,700 shares of common stock held by Hyperion TWH Fund LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TWH Fund LLC and as to which Hyperion TWH Fund LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(14)	Consists of (a) 475,000 shares of common stock held by Hyperion TWH Fund II LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 482,700 shares of common stock owned by Hyperion TWH Fund LLC, each of which are affiliates of Hyperion TWH Fund II LLC and as to which Hyperion TWH Fund II LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(15)	Excludes 93,492 shares of common stock held by Triumph III Investors, L.P. Washington & Congress Capital Partners, L.P. may be deemed to be a member of a group that includes Triumph III Investors, L.P.

(16)	Includes an aggregate of 2,086,000 shares subject to options held by our executive officers and directors that are exercisable within 60 days of November 22, 2005 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership.

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2005 regarding compensation plans under which equity securities of our company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	2,610,334	$5.49	1,626,487
Equity compensation plans not approved by shareholders	350,000	5.39	—
Total	2,960,334	$5.48	1,626,487

Item 13.	Certain Relationships and Related Transactions.

In November 2004, Ms. Eames stepped down as chief executive officer, president and chief operating officer of our company and assumed the office of executive vice president. In connection therewith, Ms. Eames and our company modified her employment agreement, to provide for an annual salary of $200,000 through May 2006. In September 2005, Ms. Eames’ employment agreement was further modified to provide that she shall serve as executive vice president of our company until December 31, 2006 at an annual salary of $120,000. See ‘‘Item 11—Executive Compensation— Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’ In connection with the November 2004 modification of her employment agreement, our board of directors, upon the recommendation of the compensation committee, granted Ms. Eames special compensation of $1 million for past services rendered to our company.

In November 2004, Mr. Aitken assumed the office of chief executive officer of our company. At such time, our board of directors, upon the recommendation of the compensation committee, awarded Mr. Aitken a bonus of $50,000 for past services to our company.

In March 2005 we granted to each of G. Richard Green, David Macfarlane, Wayne Palladino and Jeffrey S. Peris, who at that time constituted all of the independent directors on our board of directors, options to purchase 12,000 shares of our common stock at a price of $6.20 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life. Mr. Macfarlane resigned from the board of directors in May 2005 without such options having vested.

In March 2005, we granted Charles Murphy, our chief financial officer, options to purchase 27,000 shares of our common stock at a price of $6.20 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life.

In September 2005, we granted Mr. Aitken and Mr. Murphy options to purchase 90,000 and 30,000 shares, respectively, of our common stock at a price of $5.65 per share. The options vested in full on the date of grant and have a ten-year life. In November 2005, our board of directors, upon the recommendation of our compensation committee, awarded Mr. Aitken and Mr. Murphy a bonus of $450,000 and $138,765, respectively, for services rendered to our company in fiscal 2005.

In September 2005, upon his joining the board, we granted Mark Tompkins options to purchase 15,000 shares of our common stock at a price of $5.65 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life.

In November 2005, upon his joining the board, we granted Mark Hanley options to purchase 15,000 shares of our common stock at a price of $6.00 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life.

Item 14.	Principal Accountant Fees and Services.

Audit and Other Fees During Fiscal 2004 and Fiscal 2005

The following table sets forth the fees we were billed in respect of our fiscal years ended September 30, 2004 and September 30, 2005 for various audit and other services provided to us by our auditors, Deloitte & Touche LLP.

	Fiscal 2004	Fiscal 2005
Audit fees	$1,170,519	$2,018,155
Audit-related fees	111,137	97,683
Tax fees	442,966	342,472
All other fees	—	—

Audit services included the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q, as well as the audit of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Audit services also included services that were provided in connection with regulatory filings, including the issuance of comfort letters and consents related to SEC filings and securities offerings.

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

Pre-Approval Policy

The charter of the Audit Committee was revised and restated by the board of directors on February 12, 2004. At such time, the charter of the Audit Committee was revised to implement a pre-approval policy for the provision of audit and non-audit services. Pursuant to the provisions of its charter, the Audit Committee pre-approves all auditing services and permitted audit-related services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the ‘‘de minimus exception’’) for non-audit services that are permitted by the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that a decision of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

None of the audit-related services, tax services or other services described above under ‘‘Audit and Other Fees During Fiscal 2004 and Fiscal 2005’’ were approved by the Audit Committee after the fact in reliance upon the de minimus exception.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:	Page
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets – September 30, 2005 and 2004	F-2
	Consolidated Statements of Operations – For the Years Ended September 30, 2005, 2004 and 2003	F-3
	Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended September 30, 2005, 2004 and 2003	F-4
	Consolidated Statements of Cash Flows – For the Years Ended September 20, 2005, 2004 and 2003	F-5
	Notes to Consolidated Financial Statements	F-7
(2)	Consolidated Financial Statement Schedules:
	Schedule I – Condensed Financial Information	S-1
	Schedule II – Valuation and Qualifying Accounts	S-5
Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

(3)    Exhibits:

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld HealthCare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
3.6	Certificate of Amendment to the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.7	Certificate of Amendment to the Certificate of Incorporation of Allied Healthcare International Inc. which defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
3.8	Certificate of Amendment to the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International, Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the New York Secretary of State on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004).

Exhibit Number	Title
3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International, Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004).
3.11	Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
3.12	Amendment to the Bylaws of Allied Healthcare International Inc. effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Form of Indemnification Agreement for officers and directors (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1994).
10.3	Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A of our Proxy Statement for our annual meeting of shareholders held on May 28, 1997).
10.4A	Voting Trust Agreement dated December 17, 1999 by and among Transworld Holdings (UK) Limited (whose name was subsequently changed to Allied Healthcare Group Limited and then Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Richard Green, as trustee (incorporated herein by reference to Exhibit 10.65 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.4B	Amendment No. 1, dated as of July 25, 2002, among Allied Healthcare Group Limited (now know as Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Richard Green to the Voting Trust Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
10.4C	Deed of Termination, dated June 30, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare Holdings Limited, Allied Healthcare International Inc., Washington & Congress Capital Partners, L.P. and Richard Green (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Title
10.5A	Senior Credit Agreement, dated as of December 17, 1999, among Transworld Holdings (UK) Limited (whose name was subsequently changed to Allied Healthcare Group Limited and then Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Paribas as Arranger, Paribas and Barclays Bank plc as Underwriters, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.67 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.5B	Second Amendment Agreement, dated September 27, 2001, relating to the Senior Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2001).
10.5C	Letter, dated October 1, 2003, from Barclays Bank plc to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.30 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.5D	Letter, dated February 4, 2004, from Barclays Bank plc to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.32 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.5E	Letter, dated March 8, 2004, from Barclays Bank plc to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Senior Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.34 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.6A	Mezzanine Credit Agreement, dated as of December 17, 1999, among Transworld Holdings (UK) Limited (whose name was subsequently changed to Allied Healthcare Group Limited and then Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Security Agent and others (incorporated herein by reference to Exhibit 10.68 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
10.6B	Second Amendment Agreement, dated September 27, 2001, relating to the Mezzanine Credit Agreement dated December 17, 1999 among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited), BNP Paribas as Arranger, Underwriter and Agent, Barclays Bank plc as Agent and Security Agent and others (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2001).

Exhibit Number	Title
10.6C	Letter, dated October 1, 2003, from BNP Paribas to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.31 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.6D	Letter, dated February 4, 2004, from BNP Paribas to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.33 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.6E	Letter, dated March 8, 2004, from BNP Paribas to Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) amending the Mezzanine Credit Agreement dated December 17, 1999 (incorporated herein by reference to Exhibit 10.35 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.7A	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.7B	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.7C	Amendment No. 1, dated November 17, 2004, to the Employment Agreement , dated September 24, 2001, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).
10.7D*	Amendment No. 2, dated September 28, 2005, to the Employment Agreement, dated September 24, 2001, as amended by Amendment No. 1, dated November 17, 2004, between Allied Healthcare International Inc. and Sarah L. Eames.
10.8A	Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.8B	Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.9	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

Exhibit Number	Title
10.10	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.11A	Letter agreement, dated December 2, 2003, between Timothy M. Aitken and Allied Healthcare International Inc. relating to loan repayment (incorporated herein by reference to Exhibit 10.36A to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.11B	Letter agreement, dated December 2, 2003, between Sarah L. Eames and Allied Healthcare International Inc. relating to loan repayment (incorporated herein by reference to Exhibit 10.36B to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.12	Employment Agreement, dated March 29, 2000, between Allied Medicare Limited and Charles Murphy (incorporated herein by reference to Exhibit 10.37 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.13	Form of Conversion Agreement between Allied Healthcare International Inc. and the holders of the shares of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.14	Agreement, dated February 17, 2004, among Allied Healthcare (UK) Limited and Atos KPMG Consulting Limited (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.15	Underwriting Agreement, dated July 1, 2004, between Allied Healthcare International Inc. and the underwriters named therein (incorporated herein by referenced to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16	Facility Agreement, dated July 19, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare International, Inc., Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein as guarantors, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by referenced to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.17	Floating Security Document, dated July 19, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein, and Barclays Bank plc, as security agent (incorporated herein by referenced to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.18	Subordination Deed, dated July 19, 2004, among Allied Healthcare International Inc., Barclays Bank plc and Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) (incorporated herein by referenced to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).
14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003).

Exhibit Number	Title
21*	Subsidiaries of Allied Healthcare International Inc.
23*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Allied Healthcare International Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Timothy M. Aitken
Name: Timothy M. Aitken Title: Chairman of the Board and Chief Executive Officer

Dated: November 28, 2005

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Timothy M. Aitken, Charles F. Murphy and Marvet Abbassi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy M. Aitken	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 28, 2005

Timothy M. Aitken

/s/ Sarah L. Eames	Executive Vice President and Director	November 28, 2005

Sarah L. Eames

/s/ Charles F. Murphy	Chief Financial Officer (principal financial and accounting officer)	November 28, 2005

Charles F. Murphy

/s/ G. Richard Green	Director	November 22, 2005

G. Richard Green

/s/ Mark Hanley	Director	November 28, 2005

Mark Hanley

/s/ Wayne Palladino	Director	November 28, 2005

Wayne Palladino

/s/ Jeffrey S. Peris	Director	November 28, 2005

Jeffrey S. Peris

/s/ Scott A. Shay	Director	November 28, 2005

Scott A. Shay

/s/ Mark Tompkins	Director	November 28, 2005

Mark Tompkins

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
November 28, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	September 30, 2005	September 30, 2004
Current assets:
Cash and cash equivalents	$5,873	$9,299
Restricted cash	—	1,799
Accounts receivable, less allowance for doubtful accounts of $1,734 and $1,269, respectively	33,443	31,263
Unbilled accounts receivable	11,197	9,325
Inventories	359	403
Prepaid expenses and other assets	3,028	2,080
Total current assets	53,900	54,169
Property and equipment, net	22,538	16,584
Goodwill	216,984	206,110
Other intangible assets, net	9,290	4,306
Derivative asset	—	312
Deferred financing costs and other assets	727	913
Total assets	$303,439	$282,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,799
Current portion of long-term debt	10,577	10,796
Liabilities of discontinued operations	690	690
Accounts payable	2,649	1,700
Accrued expenses, inclusive of payroll and related expenses	26,463	24,950
Taxes payable	2,152	766
Total current liabilities	42,531	40,701
Long-term debt	53,765	52,183
Derivative liability	750	—
Deferred income taxes and other long-term liabilities	4,534	2,533
Total liabilities	101,580	95,417
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,441 and 45,050 shares, respectively	454	450
Additional paid-in capital	237,796	236,988
Accumulated other comprehensive income	6,112	10,778
Accumulated deficit	(40,209)	(58,945)
	204,153	189,271
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	201,859	186,977
Total liabilities and shareholders' equity	$303,439	$282,394

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Revenues:
Net patient services	$342,031	$317,393	$287,964
Net respiratory, medical equipment and supplies	9,158	7,905	6,415
Total revenues	351,189	325,298	294,379
Cost of revenues:
Patient services	243,304	227,816	209,422
Respiratory, medical equipment and supplies	4,214	4,311	3,634
Total cost of revenues	247,518	232,127	213,056
Gross profit	103,671	93,171	81,323
Selling, general and administrative expenses	73,948	63,544	53,648
Operating income	29,723	29,627	27,675
Interest income	212	852	2,032
Interest expense	(4,201)	(14,579)	(13,311)
Foreign exchange loss	(98)	(184)	(18)
Other expense	(175)	—	—
Income before income taxes and discontinued operations	25,461	15,716	16,378
Provision for income taxes	6,725	5,847	4,910
Income from continuing operations	18,736	9,869	11,468
Discontinued operations:
Loss from discontinued operations	—	—	(16)
Gain on disposal of subsidiaries, net of taxes of $775	—	—	519
	—	—	503
Net income	18,736	9,869	11,971
Redeemable preferred dividends, conversion fees and accretion	—	7,020	4,005
Net income available to common shareholders	$18,736	$2,849	$7,966
Basic income per share of common stock from:
Income from continuing operations	$0.42	$0.10	$0.34
Income from discontinued operations	—	—	0.02
Net income available to common shareholders	$0.42	$0.10	$0.36
Diluted income per share of common stock from:
Income from continuing operations	$0.41	$0.10	$0.34
Income from discontinued operations	—	—	0.02
Net income available to common shareholders	$0.41	$0.10	0.36
Weighted average number of common shares outstanding:
Basic	44,684	27,419	21,962
Diluted	45,169	28,104	22,304

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Officers' Loans	Treasury Shares	Total
	Shares	Amount
Balance, October 1, 2002	20,945	$209	$139,309	$(3,112)	$(80,785)	$(958)	$(720)	$53,943
Comprehensive income:
Net income					11,971			11,971
Foreign currency translation adjustment				6,252				6,252
Comprehensive income								18,223
Issuance of common stock for:
Reorganization	890	9	3,471					3,480
Acquisition of Medic-One Group Limited	670	7	2,873					2,880
Exercise of stock options	184	2	666					668
Common stock issuance costs			(20)					(20)
Accretion of Series A preferred stock issuance costs			(482)					(482)
Dividends on Series A preferred stock			(3,523)					(3,523)
Issuance of warrants for professional services			603					603
Cost of treasury shares							(565)	(565)
Interest on notes to officers						(44)		(44)
Balance, September 30, 2003	22,689	227	142,897	3,140	(68,814)	(1,002)	(1,285)	75,163
Comprehensive income:
Net income					9,869			9,869
Foreign currency translation adjustment				7,638				7,638
Comprehensive income								17,507
Issuance of common stock for:
Offering	14,500	145	70,905					71,050
Conversion of Series A preferred stock	7,774	77	35,136					35,213
Exercise of stock options	87	1	400					401
Common stock issuance costs			(5,335)					(5,335)
Conversion fees paid to Series A preferred shareholders, net of conversion agreements claw back feature			(2,029)					(2,029)
Write-off of remaining Series A preferred stock issuance costs			(1,696)					(1,696)
Accretion of Series A preferred stock issuance costs			(366)					(366)
Dividends on Series A preferred stock			(2,924)					(2,924)
Interest on notes to officers						(7)		(7)
Repayment of notes issued to officers						1,009	(1,009)	(—)
Balance, September 30, 2004	45,050	450	236,988	10,778	(58,945)	—	(2,294)	186,977
Comprehensive income:
Net income					18,736			18,736
Foreign currency translation adjustment				(4,258)				(4,258)
Unrealized losses from cash flow hedging activities				(408)				(408)
Comprehensive income								14,070
Issuance of common stock for:
Exercise of stock options	391	4	808					812
Balance, September 30, 2005	45,441	$454	$237,796	$6,112	$(40,209)	$—	$(2,294)	$201,859

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Cash flows from operating activities:
Net income	$18,736	$9,869	$11,971
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(503)
Depreciation and amortization	3,293	2,419	1,778
Amortization of intangible assets	1,574	644	207
Amortization of debt issuance costs and warrants	446	1,645	1,858
Provision for (reversal of) allowance for doubtful accounts	758	(1,653)	1,205
Loss (gain) on sale of fixed assets	7	3	(48)
Interest in kind	—	540	645
Stock based compensation – employees	21	—	587
Interest accrued on loans to officers		(7)	(44)
Write-off of deferred financing fees and debt discount		4,152	613
Deferred income taxes	152	1,030	(906)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(2,201)	9,479	(30)
Decrease (increase) in inventories	37	61	(45)
(Increase) decrease in prepaid expenses and other assets	(2,545)	2,861	(3,313)
Increase (decrease) in accounts payable and other liabilities	1,213	(7,489)	674
Net cash provided by continuing operations	21,491	23,554	14,649
Net cash provided by discontinued operations	—	—	461
Net cash provided by operating activities	21,491	23,554	15,110
Cash flows from investing activities:
Capital expenditures	(9,709)	(7,829)	(4,026)
Proceeds from sale of property and equipment	8	29	175
Proceeds from sale of discontinued operations	—	—	8,195
Payments for acquisitions – net of cash acquired	(14,504)	(8,976)	(9,531)
Proceeds limited to future acquisitions	1,850	41,974	26,053
Payments on acquisitions payable	(4,793)	(1,681)	(7,031)
Net cash (used in) provided by investing activities	(27,148)	23,517	13,835

(Continued)

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Cash flows from financing activities:
Payments for financing fees and stock issuance costs	(8)	(6,223)	(20)
Payments on preferred dividends and conversion fees	—	(9,422)	—
Proceeds from issuance of stock	—	71,050	—
Payments on notes payable	(1,850)	(38,740)	(19,363)
Proceeds from long-term debt	—	53,781	—
Borrowings under revolving loan, net	13,876	8,964	—
Payments on long-term debt	—	(129,305)	—
Principal payments on long-term debt	(11,101)	(10,039)	(6,727)
Proceeds from sale of interest rate cap and floor agreement	98	—	—
Payments for treasury shares acquired	—	—	(565)
Stock options exercised	791	401	80
Net cash provided by (used in) financing activities	1,806	(59,533)	(26,595)
Effect of exchange rate on cash	425	70	1,063
(Decrease) increase in cash	(3,426)	(12,392)	3,413
Cash and cash equivalents, beginning of year	9,299	21,691	18,278
Cash and cash equivalents, end of year	$5,873	$9,299	$21,691
Supplemental cash flow information:
Cash paid for interest	$7,589	$10,444	$10,679
Cash paid for income taxes, net	$5,398	$8,528	$6,691
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$19,959	$9,975	$12,254
Liabilities assumed or incurred	2,316	628	2,408
Cash paid for acquisitions (including related expenses)	17,643	9,347	9,846
Cash acquired	3,139	371	315
Net cash paid for acquisitions	$14,504	$8,976	$9,531
Issuance of notes payable			$36,026
Issuance of common stock			$6,360

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.    Business and Operations:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At September 30, 2005, the Company operated an integrated network of approximately 115 branches throughout most of the U.K. The Company’s healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland.

In July 2005, the Company reorganized its operations in response to changes in the method by which its biggest customer, the National Health Services (the ‘‘NHS’’), required staffing services to be provided to it. See Note 4.

2.    Summary of Significant Accounting Policies:

Basis of Accounting and Principles of Consolidation:

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’). All intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards (‘‘FAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation’’, the Company continues to apply APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by FAS No. 123, the Company’s net income and related per share amounts would have been adjusted to the pro forma amounts indicated below for the three years ended September 30:

	2005	2004	2003
Net income available to common shareholders, as reported	$18,736	$2,849	$7,966
Add: Stock-based compensation included in reported net income, net of related tax effect	21	—	587
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,143)	(3,876)	(736)
Pro forma net income (loss) attributable to common shareholders	$16,614	$(1,027)	$7,817
Net income (loss) per share:
Basic — as reported	$0.42	$0.10	$0.36
Basic — pro forma	$0.37	$(0.04)	$0.36
Net income (loss) per share:
Diluted — as reported	$0.41	$0.10	$0.36
Diluted — pro forma	$0.37	$(0.04)	$0.35

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	9	9	9
Risk-free interest rate	4.1%	2.6%	4.1%
Volatility	63.9%	66.0%	66.1%
Expected dividend yield	0%	0%	0%

The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

Restricted Cash:

At September 30, 2004, restricted cash represented proceeds limited to future acquisitions. The proceeds referred to amounts advanced to the Company under its previous senior collateralized term and revolving credit facility (the ‘‘Former Senior Credit Facility’’) that could have only been used by the Company to fund acquisitions permitted thereunder, including paying additional contingent consideration.

On July 19, 2004, the Company’s U.K. subsidiary, Allied Healthcare Holdings Limited (‘‘Allied Holdings’’), obtained financing denominated in pounds sterling consisting of a £50,000 multicurrency new senior credit facility (the ‘‘Senior Credit Facility’’). Under the Senior Credit Facility, there are no loan proceeds limited to future acquisitions. The proceeds from the Senior Credit Facility were used, in part, to repay the Former Senior Credit Facility. See Note 7.

Inventories:

Inventories, which consist primarily of finished goods, include oxygen for use in respiratory therapy, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market.

Property and Equipment:

Property and equipment, including revenue-producing equipment, is carried at cost, net of accumulated depreciation and amortization. Revenue-producing equipment consists of oxygen cylinders, oxygen concentrators and oxygen valves. Depreciation for revenue-producing equipment is provided on the straight-line method over their estimated useful lives ranging from seven to twenty years. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter.

Purchase Accounting:

For completed acquisitions, preliminary values and useful lives are allocated based upon fair values that have been determined for assets acquired and liabilities assumed and management’s best estimates for values that have not yet been finalized. The Company obtains a third-party valuation in order to complete its purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management’s original estimates and could have an adverse impact on the Company’s consolidated financial position or results of operations.

Goodwill and Other Intangible Assets:

Goodwill and other intangible assets are carried at cost, net of accumulated amortization.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

In accordance with FAS No. 142,‘‘Goodwill and Other Intangible Assets’’, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2005 and determined there was no impairment to its recorded goodwill balance.

The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2005:

Balance at October 1, 2003	$183,703
Goodwill acquired during the period	8,073
Foreign exchange effect	14,334
Balance at September 30, 2004	206,110
Goodwill acquired during the period	15,623
Foreign exchange effect	(4,749)
Balance at September 30, 2005	$216,984

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the years ended September 30, 2005 and 2004 are the re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with prior year acquisitions of $753 and $215, respectively.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		September 30, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 - 12	$11,355	$2,087	$9,268
Trade names	3	181	171	10
Non-compete agreements	2 - 3	94	88	6
Favorable leasehold interests	2 - 5	21	15	6
Total		$11,651	$2,361	$9,290

		September 30, 2004
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 - 12	$4,844	$689	$4,155
Trade names	3	185	113	72
Non-compete agreements	2 - 5	135	65	70
Favorable leasehold interests	2 - 5	21	12	9
Total		$5,185	$879	$4,306

Amortization expense for other intangible assets still subject to amortization was $1,574, $644 and $207 for the years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $1,773, $1,757, $1,680, $1,642 and $1,461 for the fiscal years ending September 30, 2006, 2007, 2008, 2009 and 2010, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Deferred Financing Costs:

Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the straight-line method. At September 30, 2005 and 2004, other assets included $660 and $846 of deferred financing costs, net of accumulated amortization of $220 and $45, respectively. During the fourth quarter of fiscal 2004, the Company wrote-off $2,937 of deferred refinancing costs related to the refinancing of its Former Senior Credit Facility. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

Income Taxes:

The Company accounts for income taxes using the liability method in accordance with FAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not.

Deferred taxes are recorded primarily for bad debts, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition:

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which account for over 95% of the Company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis) and approximated $524, $482 and $457 in fiscal 2005, 2004 and 2003, respectively. Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

The Company receives a majority of its revenue from the NHS and other U.K. governmental payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2005, 2004 and 2003, 66.2%, 65.0% and 64.8%, respectively, of the Company’s net revenues were attributable to the NHS and other U.K. governmental payor programs.

Earnings Per Share:

Basic earnings per share (‘‘EPS’’) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At September 30, 2005, 2004 and 2003, the Company had outstanding stock options and warrants to purchase 677, 1,493 and 2,244 shares, respectively, of common stock ranging in price from $6.20 to $7.25, $5.41 to $7.25 and $4.00 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2005, 2004 and 2003 are as follows:

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

	2005	2004	2003
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,684	27,419	21,962
Effect of dilutive securities – stock options and warrants	485	685	342
Shares used in computation of diluted EPS of common stock	45,169	28,104	22,304

Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized losses from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company.

Impairment of Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell. There were no impairment losses incurred during the year.

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of shareholders’ equity.

Segment Information:

FAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker and for which discrete financial information is available.

The Company’s U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland as well as provide oxygen concentrators to customers in Northern Ireland.

Fair Value of Financial Instruments:

Cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The derivative asset (liability) is recorded at its estimated fair value. The estimated fair value of the Company’s outstanding borrowings approximates its carrying value at September 30, 2005 and 2004.

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

The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2005 and 2004, 66.2% and 65.0% of accounts receivable was due from the NHS and other U.K. governmental payors, respectively, with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

Use of Management’s Estimates:

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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. FAS No. 123R is effective for the Company beginning October 1, 2005. The Company anticipates that the adoption of FAS No. 123R will have an effect on its consolidated financial statements. For options vesting in fiscal 2006, the Company has estimated that it will incur additional compensation costs of approximately $1,100. Currently, the actual effect of adoption on the Company’s financial results cannot be estimated as it is dependent on the level of future share-based awards.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (‘‘FAS No. 153’’). FAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of FAS No. 153. The Company does not expect the adoption of FAS No. 153 to have a material impact on its consolidated financial position or results of operations.

In March 2005, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) regarding the staff’s interpretation of FAS No. 123R. This interpretation expresses the views of the staff regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In connection with the Company’s adoption of FAS No. 123R, it will adopt SAB No. 107 and is currently evaluating the impact of SAB No. 107 on its consolidated financial position and results of operations.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections (‘‘FAS No. 154’’). FAS No. 154 applies to all voluntary changes in accounting principle and requires

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the effect of a change. FAS No. 154 also makes a distinction between ‘‘retrospective application’’ of an accounting principle and the ‘‘restatement’’ of financial statements to reflect the correction of an error. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS No. 154 will have a material impact on its consolidated financial position and results of operations.

3.    Business Combinations and Disposals:

Combinations:

In fiscal 2005, the Company acquired a total of 9 Social Service agencies for approximately $17,059 in cash and $69 in acquisition payable. As of September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9,735 in contingent consideration dependent upon future earnings of the acquired entities.

In fiscal 2004, the Company acquired a total of 8 flexible staffing agencies for approximately $8,610 in cash. At September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10,501 in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2005 a total of $6,120 was earned, of which $1,563 remains payable as of September 30, 2005. In addition, as of September 30, 2005, these transactions continued to include provisions to pay additional amounts, payable in cash, of up to $2,743 in contingent consideration dependent upon future earnings of the acquired entities. The remaining balance of contingent consideration was unearned and will not be required.

In fiscal 2003, the Company acquired a total of 7 flexible staffing agencies for approximately $8,837 in cash and the issuance of 670 shares of the Company’s common stock. These transactions included provisions to pay additional amounts, payable by combination of cash and shares of the Company’s stock, of up to $20,952 in contingent consideration dependent upon future earnings of the acquired entities. Of the $20,952 in contingent consideration, $6,101 was unearned and will not be required and $1,272 was earned and paid in fiscal 2003. As such, at September 30, 2003, an aggregate of $13,579 was payable dependent upon further earnings of the acquired entities. Of the $13,579 in contingent consideration, $12,015 was unearned and will not be required and the remaining balance was earned and paid in fiscal 2004.

In fiscal 2005, the Company completed its purchase price allocation for its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,311, $3,493 and $709, respectively, with the remaining portion of $4,913 attributable to goodwill.

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

The preliminary purchase price allocations for the fiscal 2005 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

accompanying consolidated balance sheet at September 30, 2005; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

Dispositions:

U.S. Home Healthcare

In the third quarter of fiscal 2003, the Company sold all of the issued and outstanding capital stock of two of its subsidiaries, The PromptCare Companies, Inc. and Steri-Pharm, Inc., collectively referred to as ‘‘Home Healthcare,’’ for approximately $8,500 in cash. Home Healthcare, which comprised the Company’s U.S. operations, was concentrated in New York and New Jersey, and supplied infusion therapy, respiratory therapy and home medical equipment. In accordance with the provisions of FAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), the Company has accounted for Home Healthcare as a discontinued operation. The consolidated financial statements reflect the liabilities of the discontinued operations, and the operations for the prior periods are reported in discontinued operations.

The following table presents the financial results of the discontinued operations for the year ended September 30:

2003
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

At September 30, 2005, liabilities of discontinued operations of $690 relate to certain tax contingencies.

4.    Reorganization:

In July 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its operations. The NHS has divided England into eight regions and requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. Thus, instead of operating through a number of different subsidiaries (Staffing Enterprise, Medic-One Group, Balfor Medical, Nurses Direct, Nightingale Nursing Bureau

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

and Allied Healthcare (UK)) to supply healthcare staff, the Company’s healthcare staffing business was reorganized into two main operations. One part of the Company’s flexible healthcare staffing business is operated by its Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under the NHS Framework Agreements currently in operation in three (London, South East and East England) of the eight areas into which the NHS has divided the U.K. and also provides staff to its former Balfor Medical operations in the northern England. The remainder of the Company’s healthcare staffing business is operated by its Allied Healthcare Group Limited subsidiary, and includes the rest of its NHS business and all its homecare work. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At September 30, 2005, $601 to satisfy existing lease obligations on the closure of several of its U.K. offices and $50 for severance and employee related costs have not been paid.

In July 2005, the Company also rebranded the U.K. group operations and launched a new corporate logo. The Company recognized a charge of $1,017 in its fourth quarter of fiscal 2005 related to the new corporate logo.

Revenue related to the Company supplying medical-grade cylindered oxygen for use in respiratory therapy to the U.K. pharmacy market is derived wholly for contracts with pharmaceutical suppliers who hold relevant government service agency contracts, and comprised less than 3% of the Company’s revenues. In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system homecare providers will be permitted to supply cylindered gas and liquid oxygen as well as oxygen concentrators. The Company submitted a re-tender offer for such businesses. In August 2005, the Company received two written contracts for the Southeast of England which will commence in February 2006. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the Southeast of England only will require a reorganization of some of the Company’s facilities from the center of the U.K. to the southeast of England in fiscal 2006. The Company’s supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland. These changes will result in the Company incurring additional charges in fiscal 2006 as it migrates from the existing contracts to the new contracts awarded.

5.    Property and Equipment:

Major classes of property and equipment, net, consist of the following at September 30:

	2005	2004
Revenue producing equipment	$15,401	$14,108
Furniture, fixtures and equipment	24,393	16,971
Land, buildings and leasehold improvements	895	879
	40,689	31,958
Less, accumulated depreciation and amortization	18,151	15,374
	$22,538	$16,584

Depreciation and amortization of property and equipment for the years ended September 30, 2005, 2004 and 2003 were $3,293, $2,419 and $1,778, respectively. The net book value of revenue producing equipment was $8,417 and $7,690 at September 30, 2005 and September 30, 2004, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

6.  Accrued Expenses:

Accrued expenses consist of the following at September 30:

	2005	2004
Payroll and related expenses	$18,015	$20,500
Acquisitions payable	1,632	—
Professional fees	1,586	628
Other	5,230	3,822
	$26,463	$24,950

7.    Debt:

On July 19, 2004, the Company’s U.K. subsidiary obtained a Senior Credit Facility. Additionally, subject to the terms of the Senior Credit Facility, ancillary facilities, in the form of an additional facility or financial accommodation (including an interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million.

The Senior Credit Facility (together with approximately $65,715 of the net proceeds of the Company’s fiscal 2004 completed public offering) refinanced the Company’s Former Senior Credit Facility and mezzanine indebtedness (the ‘‘Mezzanine Loan’’), both of which had been entered into on December 17, 1999. The Senior Credit Facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited, formerly know as Allied Healthcare Group Limited, and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the New Senior Credit Facility.

The New Senior Credit Facility consists of the following:

•	£30,000 ($52,884) term loan A, maturing July 19, 2009; and

•	£20,000 ($35,256) revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commenced on January 19, 2005 and continues semi-annually until final maturity. Repayment of revolving loan B shall be on the last day of its interest period. Both the A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2005, the Company had outstanding borrowings of $42,307 and $22,035 relating to term loan A and revolving loan B, respectively, under the Senior Credit Facility, that bore interest at a rates ranging from 5.37% to 5.36%. As of September 30, 2004, the Company had outstanding borrowings of $53,982 and $8,997 relating to term loan A and revolving loan B, respectively, under the Senior Credit Facility, that bore interest at a rate of 5.66%.

The Senior Credit Facility agreement is based on the U.K.'s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Subject to certain exceptions, the Senior Credit Facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests in the assets of certain of the Company’s U.K. subsidiaries;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to the Company by its subsidiaries);

•	making specified investments, acquisitions or disposals; and

•	entering into certain transactions with affiliates.

The Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. The Company is also obligated to ensure that the guarantors of the Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2005 and 2004, the Company was in compliance with such covenants.

Notes Due in Connection with Acquisitions. The Company repaid, through Allied Holdings, notes payable of $1,850, $38,740 and $19,363 issued in connection with the acquisition of certain U.K. flexible staffing agencies, in fiscals 2005, 2004 and 2003 respectively. In addition, in fiscal 2003, the Company wrote-off $613 of debt discount related to the note payment. The notes payable were secured by the Company’s former senior credit lender which required the Company to keep an amount on deposit for the sole purpose of repaying the notes payable.

Guarantees. The Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility. At September 30, 2005 and 2004, the amounts guaranteed, which approximate the amounts outstanding, totalled $64,342 and $62,979, respectively.

Financial Instruments. On March 20, 2003, upon the expiration of the Company’s prior Rate Cap and Floor Agreement, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $88,140 of the Company’s floating rate debt under a contract which would have expired on March 20, 2008. In accordance with FAS No. 133, ’’Accounting for Certain Derivative Instruments and Certain Hedging Activities,’’ as amended by FAS No. 138 and related implementation guidance, the Company calculated the fair value of the interest cap and floor derivative to be an asset of $312 at September 30, 2004. In February 2005, the Company sold this derivative instrument for approximately $100.

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $52,884 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,288 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, the Company calculated the fair value of the interest rate swap agreements to be a liability of $750 at September 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $408, net of income tax, and is included in other comprehensive income. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Annual maturities of long-term debt for each of the next five years are:

Year ending September 30,
2006	$10,577
2007	10,577
2008	10,577
2009	32,611
2010	—
Thereafter	—
$64,342

8.    Series A Preferred Stock:

In fiscal 2002, the Company exchanged equity investments and subordinated debt investments in its U.K. subsidiaries for shares of its common stock (the ‘‘Reorganization’’). In the Reorganization, the Company issued 7,774 shares of its Series A preferred stock with an aggregate liquidation preference of £22,287 ($35,213 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,287 ordinary shares of Allied Holdings.

During March through May of 2004, the Company entered into conversion agreements (the ‘‘Conversion Agreements’’) with all of the holders of our Series A preferred stock. Pursuant to the Conversion Agreements, such holders converted their shares into a like number of shares of common stock upon the consummation of the Company’s July 7, 2004 issuance of 14,500 shares of its commons stock pursuant to the registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 1, 2004 (the ‘‘Offering’’). The Company paid to the holders of the Series A preferred stock an aggregate of $7,388 in accrued and unpaid dividends and $2,034 conversion fee from the proceeds of the offering.

The following table presents the changes in the carrying amount of the Series A preferred stock for the year ended September 30, 2004:

2004
Balance at October 1, 2003 , net of issuance costs	$33,151
Accretion of issuance costs, based on interest rate method	366
Write-off of remaining issuance costs	1,696
Conversion into common shares	(35,213)
Balance at September 30, 2004	—

9.    Shareholders’ Equity:

On December 2, 2003, Mr. Aitken, the Company’s Chairman of the Board, and Ms. Eames, who was then serving as the Company’s Chief Executive Officer, repaid in full the principal and accrued

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

interest on the promissory notes issued by them to the Company in connection with the Reorganization in fiscal 2002. The principal and accrued interest repaid aggregated $591 and $419, respectively. The loans were repaid by delivery to the Company of 104 and 73 shares of the Company’s common stock held by Mr. Aitken and Ms. Eames, respectively, valued at $5.70 per share, the closing price on the day prior to the repayment date. The shares delivered by Mr. Aitken and Ms. Eames are held by the Company as treasury shares and are reflected as treasury stock in the consolidated balance sheet at September 30, 2005. The Company also agreed to reimburse Mr. Aitken and Ms. Eames for the taxes incurred by them on the disposition of the shares to the Company, which were $83 and $51, respectively.

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately negotiated transactions. In May 2003, the Company initiated another stock repurchase program, whereby the Company may purchase up to an additional $3,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2005, the Company had acquired 408 shares for an aggregate purchase price of $1,285 pursuant to its stock repurchase programs, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2005.

10.    Income Taxes:

The provision for income taxes from continuing operations for the years ended September 30, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Current:
Federal	$2	$(68)	$(1,806)
Foreign	6,388	4,885	7,622
Deferred:
Foreign	335	1,030	(906)
Provision for income taxes	$6,725	$5,847	$4,910

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Accrued expenses	$671	$260
Federal net operating loss carryforward	26,047	26,402
State net operating loss carryforward	9,064	9,046
Depreciation	8	6
Intangible assets	85	104
Other, net	237	14
Gross deferred tax assets	36,112	35,832
Valuation allowance	(35,887)	(35,832)
Net deferred tax assets	225	—
Deferred tax liabilities:
Depreciation	(1,947)	(1,054)
Intangible assets	(2,787)	(1,292)
Other, net	—	(94)
Deferred tax liabilities	(4,734)	(2,440)
Net deferred tax liability	$(4,509)	$(2,440)

The Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

As of September 30, 2005, the Company has a federal net operating loss carryforward of approximately $76,610 which if unused, will expire in the years 2018 through 2023. Current or future ownership changes may limit the future realization of these net operating losses in accordance with Internal Revenue Code section 382.

Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Income taxes at 34%	$8,657	$5,343	$5,569
Tax contingency	—	—	(1,874)
Nondeductible compensation	—	304	94
Valuation allowance	55	1,071	1,304
Disqualifying dispositions of stock options	(424)	—	—
Foreign tax, net	(1,486)	(876)	(189)
Other, net	(77)	5	6
Provision for income taxes	$6,725	$5,847	$4,910

Provision has not been made for U.S. or additional foreign taxes on approximately $60,097 of undistributed earnings of the U.K. foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

earnings is not practical. We believe that the amount of additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.

Income before income taxes generated from the U.K. operations for the years ended September 30, 2005, 2004 and 2003 was $24,144, $19,970 and $20,307, respectively.

11.    Stock Option Plan and Warrants:

Stock Options:

Under the Company’s 2002 Option Plan (‘‘Option Plan’’), options may be granted by the Compensation Committee of the Board of Directors which determines the exercise price, vesting provisions and term of such grants. In accordance with the terms of the Option Plan, the number of shares available for issuance increases by one percent of the number of shares of Common Stock outstanding as of the first day of each fiscal year.

Following is a summary of transactions under the Option Plan during the year ended September 30, 2005, 2004 and 2003:

	2005		2004		2003
	Number Of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)
Outstanding beginning of year	2,646	4.87	2,254	4.58	1,530	4.24
Granted	652	5.93	713	5.70	1,415	4.30
Exercised	(410)	2.18	(87)	4.63	(403)	2.40
Forfeited	(278)	5.54	(234)	4.68	(288)	4.42
Outstanding end of year	2,610	5.49	2,646	4.87	2,254	4.58
Weighted-average fair
value of options granted
during the year		4.44		4.22		3.29
Available for future grants	1,626

On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the ‘‘Directors Plan’’) which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2005, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.

A summary of the 2,610 options outstanding as of September 30, 2005 is as follows:

Range Of Exercise Price ($)	Number Outstanding	Weighted Average Exercise Price of Options Outstanding ($)	Weighted Average Remaining Contractual Life In Years	Number Exercisable	Weighted Average Exercise Price of Options Exercisable ($)
3.83 – 5.70	1,933	4.97	8.2	1,711	4.97
6.20 – 7.25	677	6.98	3.4	500	7.25
	2,610	5.49	7.0	2,211	5.49

Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with consulting

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and is being amortized over the two year life of the agreement. For the years ended September 30, 2005, 2004 and 2003, the Company recorded $260, $302 and $41, respectively, in amortization related to such warrants.

12.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company’s acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, in cash, of up to $12,478 at September 30, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The Senior Credit Facility is secured by a first priority lien on the assets of the Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility. At September 30, 2005 and 2004, the amounts guaranteed, which approximate the amounts outstanding, totaled $64,342 and $62,979, respectively.

Employment Agreements:

The Company has three employment agreements that provided for minimum aggregate annual compensation of $1,007 in fiscal 2005.

In September 2001, the Company entered into an employment agreement with Mr. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that the Company will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently $516. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the agreement) of the Company, Mr. Aitken or the Company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, the Company entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005. Pursuant to her employment agreement, as modified, Ms. Eames will serve as Executive Vice President of the Company until December 31, 2006 at an annual salary of $120. Ms. Eames’ employment agreement, as modified, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in the Company held by Ms. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through December 31, 2006.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with the Company or its subsidiaries for twelve months following termination of employment without the Company’s prior written consent.

The Company has also entered into an employment agreement with Mr. Murphy, its Chief Financial Officer. The employment agreement with Mr. Murphy is terminable by either party on six months’ notice and provides that Mr. Murphy will not compete against us for a period of twelve months following his termination of employment. Pursuant to his employment agreement, Mr. Murphy’s salary is currently $333.

Operating Leases:

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

The Company’s future minimum rental commitments as of September 30, 2005 are as follows:

2006	$2,326
2007	1,755
2008	1,244
2009	1,047
2010	823
Thereafter	1,340
$8,535

Rent expense under non-capitalized lease agreements for the years ended September 30, 2005, 2004 and 2003 amounted to $3,912, $3,493 and $2,749, respectively.

Contingencies:

Some of the Company’s subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government’s claims processing administrator. From time to time, the carrier may have requested an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

The Company believes that it is in compliance, in all material respects, with the applicable provisions of the federal statutes, regulations and laws and applicable state laws together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable federal and state laws and those of other countries may have on the Company’s consolidated financial position, cash flows or results of operations.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

13.    Operations by Business Segments and Geographic Areas:

As disclosed in Note 3, the Company sold all of the issued and outstanding capital stock of its Home Healthcare operations in the third quarter of fiscal 2003 and as such, has classified the Home Healthcare results of operations as discontinued operations. As a result of this transaction, the Company no longer operates in the U.S. Home Healthcare segment. Accordingly, the Company’s continuing operations were in the U.K. The U.K. operations derive its revenues from flexible healthcare services (‘‘Staffing’’), consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen (‘‘Oxygen’’)for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland and also provides oxygen concentrators to customers in Northern Ireland.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

The following tables present certain financial information by reportable business segment for the years ended September 30, 2005, 2004 and 2003.

	Year Ended September 30, 2005
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$342,031	$9,158	$351,189
Segment operating profit	$28,714	$3,662	$32,376
Unallocated corporate expenses			(2,653)
Interest and other expense, net			(4,164)
Foreign exchange loss			(98)
Income before income taxes			$25,461
Depreciation and amortization	$4,081	$779	$4,860
Corporate depreciation and amortization			7
Total depreciation and amortization			$4,867
Identifiable assets, September 30, 2005	$288,363	$12,306	$300,669
Corporate assets			2,770
Total assets, September 30, 2005			$303,439
Total Capital expenditures	$8,016	$1,693	$9,709

	Year Ended September 30, 2004
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$317,393	$7,905	$325,298
Segment operating profit	$31,935	$2,618	$34,553
Unallocated corporate expenses			(4,926)
Interest expense, net			(13,727)
Foreign exchange loss			(184)
Income before income taxes			$15,716
Depreciation and amortization	$2,174	$882	$3,056
Corporate depreciation and amortization			7
Total depreciation and amortization			$3,063
Identifiable assets, September 30, 2004	$267,080	$10,595	$277,675
Corporate assets			4,719
Total assets, September 30, 2004			$282,394
Total Capital expenditures	$6,296	$1,533	$7,829

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

	Year Ended September 30, 2003
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$287,964	$6,415	$294,379
Segment operating profit	$30,204	$1,293	$31,497
Unallocated corporate expenses			(3,822)
Interest expense, net			(11,279)
Foreign exchange loss			(18)

Income before income taxes and discontinued operations			$16,378
Depreciation and amortization	$1,291	$685	$1,976
Corporate depreciation and amortization			9
Total depreciation and amortization			$1,985
Identifiable assets, September 30, 2003	$291,724	$10,585	$302,309
Corporate assets			9,359
Total assets, September 30, 2003			$311,668
Capital expenditures	$1,832	$2,183	$4,015
Corporate capital expenditures			11
Total capital expenditures			$4,026

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

The Company may make additional matching cash contributions at its discretion. The Company’s contributions to the plan were approximately $3 and $35 for the years ended September 30, 2004 and 2003, respectively.

In addition to the U.S. plan described above, certain of the Company’s U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company’s contributions to the U.K. plans were $84, $89 and $131 for the years ended September 30, 2005, 2004 and 2003, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

15.    Selected Quarterly Financial Data (Unaudited):

The following table presents the comparative unaudited quarterly results for the years ended September 30, 2005 and 2004:

2005 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$86,563	$90,815	$89,483	$84,328
Gross profit	$25,214	$26,196	$26,215	$26,046
Net income available to common shareholders	$4,827	$5,055	$4,654	$4,200	(a)
Basic and diluted net income per share of common stock	$0.11	$0.11	$0.10	$0.09

(a)	Includes charges of $1,463, net of tax, related to reorganization costs, rebranding and launch of new corporate logo.

2004 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$78,543	$80,167	$81,914	$84,674
Gross profit	$22,310	$22,533	$23,586	$24,742
Net income	$1,762	$2,643	$3,299	$2,165	(a)
Net income (loss) available to common shareholders	$706	$1,574	$2,208	$(1,639	)(b)
Basic and diluted net income (loss) per share of common stock	$0.03	$0.07	$0.10	$(0.04)

(a)	Includes charges of $2,906, net of tax, related to write-offs associated with refinancing the Old Senior Credit Facility.

(b)	Includes charges of $3,730 related to the conversion of the Series A preferred stock.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$344	$1,906
Receivables from subsidiaries	105,662	103,013
Prepaid expenses and other assets	50	431
Total current assets	106,056	105,350
Property and equipment, net	9	15
Investment in subsidiaries	95,487	82,317
Goodwill	2,300	2,300
Other assets	66	66
Total assets	$203,918	$190,048
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$166	$246
Accrued expenses	1,178	2,042
Liabilities of discontinued operations	690	690
Taxes payable	2	—
Total current liabilities	2,036	2,978
Long-term liabilities	23	93
Total liabilities	2,059	3,071
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,441 and 45,050 shares, respectively	454	450
Additional paid-in capital	237,796	236,988
Accumulated other comprehensive income	6,112	10,778
Accumulated deficit	(40,209)	(58,945)
	204,153	189,271
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	201,859	186,977
Total liabilities and shareholders' equity	$203,918	$190,048

See note to condensed financial information.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Revenue	$—	$—	$—
Expenses:
Selling, general and administrative expenses	3,090	4,884	4,178
Forgiveness of intercompany debt	—	—	12,106
Total expenses	3,090	4,884	16,284
Equity in income of subsidiaries	17,859	14,013	26,043
Interest income	3,810	856	68
Other income (expense)	159	(184)	(181)
Income before income taxes and discontinued operations	18,738	9,801	9,646
Provision for (benefit from) income taxes	2	(68)	(1,806)
Income before discontinued operations	18,736	9,869	11,452
Discontinued operations – Gain on disposal of subsidiaries, net of taxes of $775	—	—	519
	—	—	519
Net income	$18,736	$9,869	$11,971

See note to condensed financial information.

SCHEDULE I
ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Cash flows from operating activities:
Net income	$18,736	$9,869	$11,971
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in net income of subsidiaries	(17,859)	(14,013)	(26,043)
Gain on sale of subsidiaries	—	—	(519)
Depreciation and amortization	6	7	9
Amortization of debt issuance costs and warrants	261	302	203
Forgiveness of intercompany debt	—	—	12,106
Loss on sale of fixed assets	—	—	3
Stock based compensation – employees	21	—	587
Interest accrued on loans to officers	—	(7)	(44)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in receivables from subsidiaries	(2,649)	(56,771)	1,164
Decrease (increase) in prepaid expenses and other assets	119	431	(394)
Decrease in accounts payable and other liabilities	(1,011)	(451)	(1,641)
Net cash used in continuing operations	(2,376)	(60,633)	(2,598)
Net cash provided by discontinued operations	—	—	463
Net cash used in operating activities	(2,376)	(60,633)	(2,135)
Cash flows from investing activities:
Capital expenditures	—	—	(11)
Proceeds from sale of discontinued operations	—	—	8,195
Net cash provided by investing activities	—	—	8,184
Cash flows from financing activities:
Payments for stock issuance costs	—	(5,335)	(20)
Payments for preferred dividends	—	(9,422)	—
Proceeds from issuance of stock	—	71,050	—
Payments for treasury shares acquired	—	—	(565)
Stock options exercised	791	401	80
Net cash provided by (used in) financing activities	791	56,694	(505)
Effect of exchange rate on cash	23	32	(114)
(Decrease) increase in cash	(1,562)	(3,907)	5,430
Cash and cash equivalents, beginning of period	1,906	5,813	383
Cash and cash equivalents, end of period	$344	$1,906	$5,813

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the ‘‘Company’’) in its 2005 Annual Report on Form 10-K.

The investments in the Company’s subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company’s equity in the subsidiaries’ income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2005	$1,269	$758	$(61)(B)	$232(A)	$1,734
Year ended September 30, 2004	$3,346	$(1,653)	$259(B)	$683(A)	$1,269
Year ended September 30, 2003	$22,849	$1,205	$227(B)	$20,935(A)	$3,346

(A)	Doubtful accounts written off, net of recoveries and sold.

(B)	Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.