Form 10-Q
period 2005-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2006-02-09
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2005

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

Registrant’s telephone number, including area code: (212) 750-0064

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

YES       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at February 7, 2006 44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

FIRST QUARTER REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the ‘‘Company’’) ability to continue to recruit and retain qualified flexible healthcare staff; ability to enter into contracts with hospitals and other healthcare facility customers on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; the ability to successfully implement acquisition and integration strategies; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare industry, and ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the ‘‘Company’’) begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2005 (Unaudited)	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,656	$5,873
Accounts receivable, less allowance for doubtful
accounts of $1,995 and $1,734, respectively	27,250	33,443
Unbilled accounts receivable	11,686	11,197
Inventories	385	359
Prepaid expenses and other assets	3,698	3,028
Total current assets	47,675	53,900
Property and equipment, net	28,118	22,538
Goodwill	214,488	216,984
Other intangible assets, net	8,620	9,290
Deferred financing costs and other assets	668	727
Total assets	$299,569	$303,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,325	$10,577
Liabilities of discontinued operations	690	690
Accounts payable	4,592	2,649
Accrued expenses, inclusive of payroll and related expenses	25,276	26,463
Taxes payable	2,562	2,152
Total current liabilities	43,445	42,531
Long-term debt	49,903	53,765
Derivative liability	689	750
Deferred income taxes and other long-term liabilities	4,337	4,534
Total liabilities	98,374	101,580
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,474 and 45,441 shares, respectively	455	454
Additional paid-in capital	238,093	237,796
Accumulated other comprehensive income	1,744	6,112
Accumulated deficit	(36,803)	(40,209)
	203,489	204,153
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	201,195	201,859
Total liabilities and shareholders' equity	$299,569	$303,439

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004
Revenues:
Net patient services	$73,679	$84,228
Net respiratory, medical equipment and supplies	2,176	2,335
Total revenues	75,855	86,563
Cost of revenues:
Patient services	51,144	60,133
Respiratory, medical equipment and supplies	986	1,216
Total cost of revenues	52,130	61,349
Gross profit	23,725	25,214
Selling, general and administrative expenses	18,131	17,227
Operating income	5,594	7,987
Interest income	32	67
Interest expense	(954)	(1,276)
Other expense	(14)	—
Foreign exchange (loss) gain	(41)	7
Income before income taxes	4,617	6,785
Provision for income taxes	1,211	1,958
Net income	$3,406	$4,827
Basic and diluted net income per share of common stock	$0.08	$0.11
Weighted average number of common shares outstanding:
Basic	44,863	44,466
Diluted	45,215	44,942

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$3,406	$4,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	619
Amortization of intangible assets	448	172
Amortization of debt issuance costs and warrants	43	122
Provision for allowance for doubtful accounts	409	67
Gain on sale of fixed assets	(3)
Stock based compensation costs	164	—
Deferred income taxes	(86)	(135)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	5,076	(735)
(Increase) decrease in inventories	(35)	77
Increase in prepaid expenses and other assets	(1,521)	(1,024)
Increase (decrease) in accounts payable and other liabilities	1,957	(2,356)
Net cash provided by operating activities	10,828	1,634
Cash flows from investing activities:
Capital expenditures	(7,205)	(1,444)
Payments for acquisitions — net of cash acquired	(923)	(2,684)
Payments on acquisitions payable	(1,780)	(1,168)
Proceeds from sale of property and equipment	20	—
Proceeds limited to future acquisitions	—	1,866
Net cash used in investing activities	(9,888)	(3,430)
Cash flows from financing activities:
Payments on notes payable	—	(1,866)
Payments on revolving loan, net	(2,624)	—
Payments for financing fees	—	(8)
Stock options exercised	134	21
Net cash used in financing activities	(2,490)	(1,853)
Effect of exchange rate on cash	333	(770)
Decrease in cash	(1,217)	(4,419)
Cash and cash equivalents, beginning of period	5,873	9,299
Cash and cash equivalents, end of period	$4,656	$4,880
Supplemental cash flow information:
Cash paid for interest	$137	$1,886
Cash paid for income taxes, net	$442	$1,023
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired (including goodwill)	$923	$5,051
Liabilities assumed or incurred	—	1,485
Cash paid for acquisitions (including related expenses)	923	3,566
Cash acquired	—	882
Net cash paid for acquisitions	$923	$2,684

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At December 31, 2005, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.), which comprises its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland, which comprised its oxygen segment (‘‘Oxygen’’).

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2005 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2. Stock-Based Compensation:

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB No. 25’’) and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

In December 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all stock-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. As a result of adopting FAS No. 123R, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes and net income for the three months ended December 31, 2005, by $164, compared with if the Company had continued to account for stock-based compensation under APB No. 25. The adoption of FAS No. 123R had no impact on basic and diluted earnings per shares (‘‘EPS’’) for the three months ended December 31, 2005. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of December 31, 2005, there was $849 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.7 years.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 2,063 shares at December 31, 2005.

Following is a summary of stock option activity during the three months ended December 31, 2005:

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2005	2,610	5.49
Granted	15	6.00
Exercised	(33)	4.06
Forfeited	(3)	6.20
Outstanding at December 31, 2005	2,589	5.51	6.7	2,197
Exercisable at December 31, 2005	2,277	5.47	6.4	2,072

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2005 was $3.81. No options were granted in the three months ended December 31, 2004. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $71 and $21, respectively. For options exercised during the three months ended December 31, 2005, $134 was received in cash to cover the exercise price of the options exercised. For the three months ended December 31, 2004, 19 option shares were used to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended December 31, 2005
Expected life (years)	6.5
Risk-free interest rate	4.4%
Volatility	63.3%
Expected dividend yield	0%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2005 and the activity for the three months ended December 31, 2005:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	399	4.15
Granted	15	3.81
Vested	(99)	3.65
Forfeited	(3)	4.64
Nonvested at December 31, 2005	312	4.29

The total fair value of share options vested during the three months ended December 31, 2005 and 2004 was $361 and $418, respectively.

Prior Year Pro Forma Stock Options Expense

The following presents pro forma net income and related per share amounts as if a fair value based method had been used to account the Company’s stock options for the first quarter of fiscal 2005:

Three Months Ended December 31, 2004
Net income available to common shareholders, as reported	$4,827
Add: Stock-based compensation included in reported net income, net of related tax effect	21
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(274)
Pro forma net income available to common shareholders	$4,574
Basic and diluted net income per share per share:
As reported	$0.11
Pro forma	$0.10

Stock-based compensation expense does not reflect any significant income taxes as the Company has a full valuation allowance for its net deferred tax asset associated with its historical U.S. activities.

3.    Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $2,146 and $2,483 at December 31, 2005 and September 30, 2005, respectively.

4.    Property and Equipment:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Major classes of property and equipment, net, consist of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
Revenue producing equipment	$18,915	$15,401
Furniture, fixtures and equipment	26,980	24,393
Land, buildings and leasehold improvements	895	895
	46,790	40,689
Less, accumulated depreciation and amortization	18,672	18,151
	$28,118	$22,538

Depreciation and amortization of property and equipment for the three months ended December 31, 2005 and 2004 were $970 and $619, respectively. The net book value of revenue producing equipment was $11,918 and $8,417 at December 31, 2005 and September 30, 2005, respectively.

5.    Goodwill and Other Intangible Assets:

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

The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2005:

	Staffing	Oxygen	Total
Balance at September 30, 2005	$205,177	$11,807	$216,984
Goodwill acquired during period	2,650	—	2,650
Foreign exchange effect	(4,865)	(281)	(5,146)
Balance at December 31, 2005	$202,962	$11,526	$214,488

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the period ended December 31, 2005 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $5.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		December 31, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,076	$2,464	$8,612
Trade names	3	177	177	—
Non-compete agreements	2 – 3	92	89	3
Favorable leasehold interests	2 – 5	21	16	5
Total		$11,366	$2,746	$8,620

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

		September 30, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,355	$2,087	$9,268
Trade names	3	181	171	10
Non-compete agreements	2 – 3	94	88	6
Favorable leasehold interests	2 – 5	21	15	6
Total		$11,651	$2,361	$9,290

Amortization expense for other intangible assets still subject to amortization was $448 for the three months ended December 31, 2005. At December 31, 2005, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $1,288 for the nine months ending September 30, 2006 and $1,714, $1,638, $1,601 and $1,425 for the fiscal years ending September 30, 2007, 2008, 2009 and 2010, respectively.

6.    Note Payable:

During the quarter ended December 31, 2004, the Company repaid, through its U.K. subsidiary, a note payable of $1,866 that was issued in fiscal 2003 in connection with the acquisition of a certain flexible staffing agency.

7.    Accrued Expenses:

Accrued expenses consist of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
Payroll and related expenses	$17,304	$18,015
Acquisitions payable (on earned contingent consideration)	1,542	1,632
Professional fees	1,438	1,586
Interest payable	1,373	626
Other	3,619	4,604
	$25,276	$26,463

8. Business Combinations:

During the three months ended December 31, 2005, the Company acquired the entire issued share capital of Primary Care Training Limited (a home care training agency) for approximately $778 in cash and additional contingent cash consideration of up to $860 dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with the Company until at least December 31, 2006.

The pro-forma results of operations and related per share information for this acquisition has not been presented as the amounts are considered immaterial.

During the three months ended December 31, 2005, the Company completed its purchase price allocation for two of its fiscal 2005 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,482, $1,251 and $371, respectively, with the remaining portion of $1,895 attributable to goodwill.

The preliminary purchase price allocations for the remaining fiscal 2005 and fiscal 2006 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

set forth on the accompanying condensed consolidated balance sheet at December 31, 2005; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

9.    Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its U.K. operations. Thus, instead of operating through a number of different subsidiaries to supply healthcare staff, the Company’s healthcare staffing business was reorganized into two main operations. One part of the Company’s flexible healthcare staffing business is operated by its Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under the NHS Framework Agreements and also provides staff to its operations in the northern England. The remainder of the Company’s healthcare staffing business is operated by its Allied Healthcare Group Limited subsidiary, and includes the rest of its NHS business and all its homecare work. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At December 31, 2005, $498 to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid. At September 30, 2005, $601 to satisfy existing lease obligations on the closure of several of its U.K. offices and $50 for severance and employee related costs had not been paid.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The current system uses pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system homecare providers will be permitted to supply cylindered gas and liquid oxygen as well as oxygen concentrators. The Company submitted a re-tender offer for such businesses and in 2005, the Company received two written contracts for the South East of England which will commence in February 2006. As the existing cylinder business is organized on a National distribution structure, the award of the areas in the South East of England only will require a reorganization of some of the Company’s facilities from the center of the U.K. to the South East of England in the current fiscal year. The Company’s supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland. These changes have resulted in the Company incurring additional charges and capital expenditures in fiscal 2006 as it migrates from the existing contracts to the new contracts awarded.

10.    Financial Instruments:

On March 20, 2003, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $86,040 of the Company’s floating rate debt under a contract which would have expired on March 20, 2008. In February 2005, the Company sold this derivative instrument for approximately $100.

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $51,624 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,162 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be a liability of $689 at December 31, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $359, net of income tax, and is included in other comprehensive income. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

11.   Income Taxes:

The Company recorded a provision for income taxes amounting to $1,211 or 26.2% of income before income taxes for the three months ended December 31, 2005, compared to a provision of $1,958 or 28.9% of income before income taxes for the three months ended December 31, 2004. The difference in the effective tax rate between the three months ended December 31, 2005 and the three months ended December 31, 2004 is mainly due to permanent differences in the U.K. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

12.   Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of outstanding shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2005 and 2004, the Company had outstanding stock options and warrants to purchase 1,014 and 1,466 shares, respectively, of common stock ranging in price from $5.65 to $7.25 and $5.41 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended December 31,
	2005	2004
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,863	44,466
Effect of dilutive securities – stock options and warrants treasury stock method	352	476
Shares used in computation of diluted EPS of common stock	45,215	44,942

13.   Comprehensive (Loss) Income:

Components of comprehensive (loss) income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized losses from cash

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

flow hedging activities, which are the only items of other comprehensive (loss) income impacting the Company. The following table displays comprehensive (loss) income for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	2004
Net income	$3,406	$4,827
Change in cumulative translation adjustment	(4,417)	12,086
Unrealized gains from cash flow hedging activities, net of income tax	49	—
Comprehensive (loss) income, net of income taxes	$(962)	$16,913

14.   Commitments and Contingencies:

Acquisition Agreements:

Related to the Company’s acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $11,748 at December 31, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Guarantees:

The senior credit facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At December 31, 2005 and September 30, 2005, the amounts guaranteed, which approximate the amounts outstanding, totaled $60,228 and $64,342, respectively.

Employment Agreements:

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1,000 in fiscal 2006.

Operating Leases:

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At December 31, 2005, the Company had $8,390 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

The Company believes that it is in compliance, in all material respects, with the applicable provisions of the federal statutes, regulations and laws and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable federal and state laws and those of other countries may have on the Company’s consolidated financial position, cash flows or results of operations.

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

15.   Operations by Business Segments and Geographic Areas:

The Company’s operations are in the U.K. The U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland and also provides oxygen concentrators to customers in Northern Ireland.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

The following tables present certain financial information by reportable business segment for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31, 2005
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$73,679	$2,176	$75,855
Segment operating profit	$5,555	$812	$6,367
Unallocated corporate expenses			(773)
Interest and other expense, net			(936)
Foreign exchange loss			(41)
Income before income taxes			$4,617
Depreciation and amortization	$1,223	$193	$1,416
Corporate depreciation and amortization			2
Total depreciation and amortization			$1,418
Identifiable assets, December 31, 2005	$270,693	$26,362	$297,055
Corporate assets			2,514
Total assets, December 31, 2005			$299,569
Total Capital expenditures	$2,138	$5,067	$7,205

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31, 2004
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$84,228	$2,335	$86,563
Segment operating profit	$7,858	$812	$8,670
Unallocated corporate expenses			(683)
Interest expense, net			(1,209)
Foreign exchange gain			7
Income before income taxes			$6,785
Depreciation and amortization	$597	$193	$790
Corporate depreciation and amortization			1
Total depreciation and amortization			$791
Identifiable assets, December 31, 2004	$277,184	$22,946	$300,130
Corporate assets			3,496
Total assets, December 31, 2004			$303,626
Total Capital expenditures	$1,270	$174	$1,444

16.   Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $12 to such plans in fiscal 2006.

17.   Recent Accounting Standards:

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections (‘‘FAS No. 154’’). FAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the effect of a change. FAS No. 154 also makes a distinction between ‘‘retrospective application’’ of an accounting principle and the ‘‘restatement’’ of financial statements to reflect the correction of an error. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS No. 154 will have a material impact on its consolidated financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed on page 2 in this Quarterly Report on Form 10-Q under ‘‘Forward-Looking Statements.’’

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At December 31, 2005, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland.

The National Health Services (the ‘‘NHS’’) has divided England into eight regions and requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The introduction and further extension of the NHS Framework Agreements has continued to impact our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals).

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. We believe the following accounting policies are critical areas affecting our financial condition and results of operations where estimates are required.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2005. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2005 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

Deferred Income Taxes

We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards.

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

Results of Operations

Three Months Ended December 31, 2005 vs. Three Months Ended December 31, 2004

Revenues

Total revenues for the three months ended December 31, 2005 were $75.9 million compared to $86.6 million for the three months ended December 31, 2004, a decrease of $10.7 million or 12.4%. This was mainly due to less demand and price pressures arising from the extension of the NHS framework agreements and the unfavorable effects of changes in foreign exchange ($5.1 million). The decrease was offset by acquisitions in the social service sector ($6.3 million).

Gross Profit

Total gross profit decreased by $1.5 million to $23.7 million for the three months ended December 31, 2005 from $25.2 million for the three months ended December 31, 2004, a decrease of

5.9%. The unfavorable effects of changes in foreign exchange accounted for $1.6 million of the decrease. As a percentage of total revenue, gross profit for the three months ended December 31, 2005 increased to 31.3% from 29.1% for the comparable prior period. Gross margins for patient services increased (30.6% for the three months ended December 31, 2005 versus 28.6% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers and acquisitions being focused on higher margin businesses which offset the impact of lower margins in our NHS business. Gross margins in respiratory, medical equipment and supplies sales increased (54.7% for the three months ended December 31, 2005 versus 47.9% for the comparable prior period) mainly due to an increased focus on sales of portable oxygen therapy equipment and a steady increase in the number of patients in Northern Ireland, while keeping costs static.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $0.9 million to $18.1 million for the three months ended December 31, 2005 from $17.2 million for the three months ended December 31, 2004, an increase of 5.2%. This increase was mainly due to an increased level of overhead, principally related to new acquisitions, increased IT depreciation and maintenance costs arising from the implementation of our new computerized accounting and payroll systems ($0.8 million), stock-based compensation ($0.2 million), costs associated with our company obtaining a dual listing on the AIM stock exchange in the U.K. ($0.2 million) and additional costs in the respiratory, medical equipment and supplies business in preparation for the introduction of their new contracts in the South East of England beginning in February 2006 (see Note 9 of the Notes to Condensed Consolidated Financial Statements for further details). The increase was partially offset by changes in foreign exchange ($1.2 million).

Interest Income

Total interest income for the three months ended December 31, 2005 was $0.03 million compared to $0.07 million for the three months ended December 31, 2004. The decrease in interest income was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the three months ended December 31, 2005 was $1.0 million compared to $1.3 million for the three months ended December 31, 2004, which represents a decrease of $0.3 million. This decrease was principally due to the recording of a $0.3 million charge related to the change in the fair value of our company’s interest rate cap and floor collar agreement in the three months ended December 31, 2004.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.2 million or 26.2% of income before income taxes for the three months ended December 31, 2005, compared to a provision of $2.0 million or 28.9% of income before income taxes for the three months ended December 31, 2004. The difference in the effective tax rate between the three months ended December 31, 2005 and the three months ended December 31, 2004 is mainly due to permanent differences in the U.K.

Net Income

As a result of the foregoing, we recorded net income of $3.4 million for the three months ended December 31, 2005 compared to net income of $4.8 million for the three months ended December 31, 2004.

Liquidity and Capital Resources

General

For the three months ended December 31, 2005, we generated $10.8 million of cash from operating activities. Cash requirements for the three months ended December 31, 2005 for capital expenditures

($7.2 million), payments for acquisitions and acquisitions payable ($2.7 million) and net payments on revolving loan ($2.6 million), were met through operating cash flows and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of December 31, 2005, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at December 31, 2005. In addition, as of December 31, 2005, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million related to delivery to us of our company shares by certain executives for payment on promissory notes issued by them to our company.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2005 and September 30, 2005, $27.3 million (9.1%) and $33.4 million (11.0%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2005 and September 30, 2005, our average DSOs were 32 and 36, respectively.

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

The senior credit facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility.

The senior credit facility consists of the following:

•	£30 ($51.6) million term loan A, maturing July 19, 2009; and

•	£20 ($34.4) million revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commenced in January 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of December 31, 2005, we had outstanding borrowings of $41.3 million and $18.9 million relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.37% to 5.58%.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of December 31, 2005, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2004, we repaid, through our U.K. subsidiary, a note payable of $1.9 million issued in fiscal 2003 in connection with the acquisition of a certain flexible staffing agency.

Guarantees

The senior credit facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At December 31, 2005 and September 30, 2005, the amounts guaranteed, which approximates the amounts outstanding, totaled $60.2 million and $64.3 million, respectively.

Financial Instrument

On March 20, 2003, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR of 5.50% and our interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $86.0 million of our floating rate debt under a contract which would have expired on March 20, 2008. In February 2005, we sold this derivative instrument for approximately $0.1 million.

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $51.6 million of our floating rate debt until January 21, 2008 and then decreases by $5.2 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be a liability of $0.7 million at December 31, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $0.4 million, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $11.7 million, as of December 31, 2005, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with our executive officers that provide for minimum aggregate annual compensation of approximately $1.0 million in fiscal 2006.

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

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005. Pursuant to her employment agreement, as modified, Ms. Eames will serve as Executive Vice President of our company until December 31, 2006 at an annual salary of $0.1 million. Ms. Eames’ employment agreement, as amended, provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, then all stock options in our company held by Mr. Eames shall immediately vest and Ms. Eames shall be entitled to receive her salary through December 31, 2006.

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

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of December 31, 2005 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2006	$10,325	$1,856	$11,019	$23,200
2007	10,325	1,922	3,253	15,500
2008	10,325	1,320	—	11,645
2009	29,253	1,088	—	30,341
2010	—	867	—	867
Thereafter	—	1,337	—	1,337
	$60,228	$8,390	$14,272	$82,890

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.5 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2005. Certain of these leases provide for renewal options. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of our accounting and payroll systems.

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

We believe that we are in compliance, in all material respects, with the applicable provisions of federal laws and regulations and applicable state laws, together with the applicable laws and regulations of other countries in which we operate. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these laws or regulations. At present, we cannot anticipate what impact, if any, subsequent administrative or judicial interpretations of applicable federal and state laws and the laws of other countries in which we operate may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2005.

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

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $51.6 million of our floating rate debt until January 21, 2008 and then decreases by $5.2 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be a liability of $0.7 million at December 31, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2005, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $0.4 million, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $8.6 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005.

Under the rules of the Securities and Exchange Commission, ‘‘disclosure controls and procedures’’ are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.    Under the rules of the Securities and Exchange Commission, ‘‘internal control over financial reporting’’ is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 9, 2006

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ Charles F. Murphy Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)