Form 10-Q
period 2006-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2006-05-10
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2006

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

YES       NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at May 5, 2006 44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

SECOND QUARTER REPORT ON FORM 10-Q

PART I

Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the ‘‘Company’’) ability to continue to recruit and retain qualified flexible healthcare staff; ability to enter into contracts with hospitals and other healthcare facility customers on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; demand for the services provided by the Company, the ability to successfully implement acquisition and integration strategies; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare industry, and ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the ‘‘Company’’) begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2006 (Unaudited)	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,082	$5,873
Accounts receivable, less allowance for doubtful
accounts of $1,525 and $1,734, respectively	25,171	33,443
Unbilled accounts receivable	11,432	11,197
Inventories	542	359
Deferred income taxes	458	—
Prepaid expenses and other assets	2,525	3,028
Total current assets	43,210	53,900
Property and equipment, net	35,514	22,538
Goodwill	219,638	216,984
Other intangible assets, net	8,207	9,290
Deferred financing costs and other assets	631	727
Total assets	$307,200	$303,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,439	$10,577
Liabilities of discontinued operations	690	690
Accounts payable	4,575	2,649
Accrued expenses, inclusive of payroll and related expenses	24,752	26,463
Taxes payable	2,067	2,152
Total current liabilities	42,523	42,531
Long-term debt	52,716	53,765
Derivative liability	180	750
Deferred income taxes and other long-term liabilities	5,277	4,534
Total liabilities	100,696	101,580
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares,
issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares,
issued 45,542 and 45,441 shares, respectively	455	454
Additional paid-in capital	238,482	237,796
Accumulated other comprehensive income	4,095	6,112
Accumulated deficit	(34,234)	(40,209)
	208,798	204,153
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	206,504	201,859
Total liabilities and shareholders' equity	$307,200	$303,439

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Revenues:
Net patient services	$68,048	$88,624	$141,727	$172,852
Net respiratory, medical equipment and supplies	3,050	2,191	5,226	4,526
Total revenues	71,098	90,815	146,953	177,378
Cost of revenues:
Patient services	47,297	63,706	98,441	123,839
Respiratory, medical equipment and supplies	2,264	913	3,250	2,129
Total cost of revenues	49,561	64,619	101,691	125,968
Gross profit	21,537	26,196	45,262	51,410
Selling, general and administrative expenses	17,460	18,023	35,591	35,250
Operating income	4,077	8,173	9,671	16,160
Interest income	15	58	47	125
Interest expense	(955)	(952)	(1,909)	(2,228)
Other income (expense)	—	160	(14)	160
Foreign exchange income (loss)	15	(18)	(26)	(11)
Income before income taxes	3,152	7,421	7,769	14,206
Provision for income taxes	583	2,366	1,794	4,324
Net income	$2,569	$5,055	$5,975	$9,882
Basic and diluted net income share of common stock	$0.06	$0.11	$0.13	$0.22
Weighted average number of common shares outstanding:
Basic	44,944	44,593	44,903	44,529
Diluted	45,152	45,172	45,184	45,056

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$5,975	$9,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,144	1,514
Amortization of intangible assets	918	370
Amortization of debt issuance costs and warrants	87	245
Provision for allowance for doubtful accounts	62	271
Stock based compensation — employees	276	21
(Gain) loss on sale of fixed assets	(3)	11
Deferred income taxes	217	(161)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	7,824	(6,919)
(Increase) decrease in inventories	(188)	55
Decrease (increase) in prepaid expenses and other assets	85	(2,637)
(Decrease) Increase in accounts payable and other liabilities	(1,684)	6,558
Net cash provided by operating activities	15,713	9,210
Cash flows from investing activities:
Capital expenditures	(15,508)	(2,705)
Proceeds from sale of property and equipment	20	1
Payments for acquisitions — net of cash acquired	(924)	(7,382)
Proceeds limited to future acquisitions	—	1,879
Payments on acquisitions payable	(2,343)	(2,117)
Net cash used in investing activities	(18,755)	(10,324)
Cash flows from financing activities:
Payments on notes payable	—	(1,879)
Principal payments on long-term debt	(5,253)	(5,637)
Borrowings under revolving loan, net	4,903	5,637
Proceeds from sale of interest rate cap and floor agreement	—	100
Payments for financing fees	—	(8)
Stock options exercised	411	680
Net cash provided by (used in) financing activities	61	(1,107)
Effect of exchange rate on cash	190	(421)
Decrease in cash	(2,791)	(2,642)
Cash and cash equivalents, beginning of period	5,873	9,299
Cash and cash equivalents, end of period	$3,082	$6,657
Supplemental cash flow information:
Cash paid for interest	$1,818	$3,780
Cash paid for income taxes, net	$1,420	$1,030
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$1,027	$8,767
Liabilities assumed or incurred	103	497
Cash paid for acquisitions (including related expenses)	924	8,270
Cash acquired	—	888
Net cash paid for acquisitions	$924	$7,382

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At March 31, 2006, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.), which comprises its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland . Following the award of the new oxygen contracts, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 10. The Company's supply of medical-grade oxygen for use in respiratory therapy, oxygen concentrators and unified oxygen services comprised its oxygen segment ("Oxygen").

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.    Stock-Based Compensation:

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (‘‘APB No. 25’’) and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

In December 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all stock-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. As a result of adopting FAS No. 123R, for the three and six months ended March 31, 2006 stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes, by $112 and $276, respectively and net income by $58 and $222, respectively, compared with if the Company had continued to account for stock-based compensation

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

under APB No. 25. For the three months ended March 31, 2006, the adoption of FAS No. 123R had no impact on reported basic and diluted earnings per shares (‘‘EPS’’). For the six months ended March 31, 2006, the adoption of FAS No. 123R had a $0.01 impact on EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of March 31, 2006 there was $735 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.1 years.

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 2,108 shares at March 31, 2006.

Following is a summary of stock option activity during the three and six months ended March 31, 2006:

Share Options	Share Options	Weighted-Average Exercise Price ($)
Outstanding at January 1, 2006	2,589	5.51
Granted	—	—
Exercised	(68)	4.03
Forfeited	(45)	5.88
Outstanding at March 31, 2006	2,476	5.54

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2005	2,610	5.49
Granted	15	6.00
Exercised	(101)	4.04
Forfeited	(48)	5.90
Outstanding at March 31, 2006	2,476	5.54	6.4	521
Exercisable at March 31, 2006	2,254	5.54	6.2	488

The Company did not grant options in the three months ended March 31, 2006. The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2006 was $3.81. The weighted average grant-date fair value of stock options granted during the three and six months ended March 31, 2005 was $4.64. The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $169 and $240, respectively. The total intrinsic value of options

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

exercised during the three and six months ended March 31, 2005 was $1,634 and $1,655, respectively. For options exercised during the three and six months ended March 31, 2006, $277 and $411 was received in cash to cover the exercise price of the options exercised. For the three months ended March 31, 2005, $680 in cash was used to cover the exercise price of the options exercised. For the six months ended March 31, 2005, 19 option shares and $680 in cash were used to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended March 31, 2006	Three & Six Months Ended March 31, 2005
Expected life (years)	6.5	9
Risk-free interest rate	4.4%	4.1%
Volatility	63.3%	64.1%
Expected dividend yield	0%	0%

Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2006 and the activity for the three and six months ended March 31, 2006:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2006	312	4.29
Vested	(55)	4.64
Forfeited	(35)	4.62
Nonvested at March 31, 2006	222	4.15

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	399	4.15
Granted	15	3.81
Vested	(154)	4.01
Forfeited	(38)	4.62
Nonvested at March 31, 2006	222	4.15

The total fair value of share options vested during the three months ended March 31, 2006 was $255. No share options vested during the three months ended March 31, 2005. The total fair value of share options vested during the six months ended March 31, 2006 and March 31, 2005 was $617 and $418, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Prior Year Pro Forma Stock Options Expense

The following presents pro forma net income and related per share amounts as if a fair value based method had been used to account for the Company’s stock options for the three months and six months ended March 31, 2005:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income available to common shareholders, as reported	$5,055	$9,882
Add: Stock-based compensation included in reported net income, net of related tax effect	—	21
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(263)	(537)
Pro forma net income available to common shareholders	$4,792	$9,366
Basic and diluted net income per share per share:
As reported	$0.11	$0.22
Pro forma	$0.11	$0.21

3.    Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $2,170 and $2,483 at March 31, 2006 and September 30, 2005, respectively.

4.	Inventories:

Inventories, which consist primarily of finished goods, include oxygen for use in respiratory therapy, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market value.

5.    Property and Equipment:

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Major classes of property and equipment, net, consist of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
Revenue producing equipment	$22,781	$15,401
Furniture, fixtures and equipment	31,872	24,393
Land, buildings and leasehold improvements	914	895
	55,567	40,689
Less, accumulated depreciation and amortization	20,053	18,151
	$35,514	$22,538

Depreciation and amortization of property and equipment for the three months ended March 31, 2006 and 2005 were $1,174 and $895, respectively. Depreciation and amortization of property and equipment for the six months ended March 31, 2006 and 2005 were $2,144 and $1,514, respectively. The net book value of revenue producing equipment was $15,411 and $8,417 at March 31, 2006 and September 30, 2005, respectively.

6.    Goodwill and Other Intangible Assets:

Goodwill and other intangible assets are carried at cost, net of accumulated amortization.

In accordance withFAS No. 142, Goodwill and Other Intangible Assets, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2005 and determined there was no impairment to its recorded goodwill balance.

The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2006:

	Staffing	Oxygen	Total
Balance at October 1, 2005	$205,177	$11,807	$216,984
Goodwill acquired during period	5,475	—	5,475
Foreign exchange effect	(2,667)	(154)	(2,821)
Balance at March 31, 2006	$207,985	$11,653	$219,638

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Included in the goodwill acquired during the period ended March 31, 2006 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $35.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

	Range Of Lives	March 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,041	$2,893	$8,148
Trade names	3	179	179	—
Non-compete agreements	2 – 3	210	155	55
Favorable leasehold interests	2 – 5	20	16	4
Total		$11,450	$3,243	$8,207

	Range Of Lives	September 30, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,355	$2,087	$9,268
Trade names	3	181	171	10
Non-compete agreements	2 – 3	94	88	6
Favorable leasehold interests	2 – 5	21	15	6
Total		$11,651	$2,361	$9,290

Amortization expense for other intangible assets still subject to amortization was $470 and $918 for the three and six months ended March 31, 2006, respectively. At March 31, 2006, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $883 for the six months ending September 30, 2006 and $1,731, $1,630, $1,593 and $1,414 for the fiscal years ending September 30, 2007, 2008, 2009 and 2010, respectively.

7.    Note Payable:

During the quarter ended December 31, 2004, the Company repaid, through its U.K. subsidiary, a note payable of $1,866 that was issued in fiscal 2003 in connection with the acquisition of a certain flexible staffing agency.

8.    Accrued Expenses:

Accrued expenses consist of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
Payroll and related expenses	$15,838	$18,015
Acquisitions payable (on earned contingent consideration)	3,706	1,632
Professional fees	689	1,586
Interest payable	622	626
Other	3,897	4,604
	$24,752	$26,463

9.    Business Combinations:

During the three months ended December 31, 2005, the Company acquired the entire issued share capital of Primary Care Training Limited (a home care training agency) for approximately $778 in cash and additional contingent cash consideration of up to $870 dependent upon (i) future earnings

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with the Company until at least December 31, 2006. Of the $870 contingent cash consideration, the Company has recognized accrued compensation costs of $245, net of income tax, as the acquisition contract required the sellers to remain in employment with the Company until at least December 31, 2006 (the earnout period).

The pro-forma results of operations and related per share information for this acquisition has not been presented as the amounts are considered immaterial.

During the six months ended March 31, 2006, the Company completed its purchase price allocation for six of its fiscal 2005 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,498, $2,725 and $375, respectively, with the remaining portion of $4,342 attributable to goodwill.

The preliminary purchase price allocations for the remaining fiscal 2005 and fiscal 2006 acquisitions are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at March 31, 2006; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

10.    Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its U.K. operations. Thus, instead of operating through a number of different subsidiaries to supply healthcare staff, the Company’s healthcare staffing business was reorganized into two main operations. One part of the Company’s flexible healthcare staffing business is operated by its Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under the NHS Framework Agreements and also provides staff to its operations in the northern England. The remainder of the Company’s healthcare staffing business is operated by its Allied Healthcare Group Limited subsidiary, and includes the rest of its NHS business and all its homecare work. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At March 31, 2006, $455 to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid. At September 30, 2005, $601 to satisfy existing lease obligations on the closure of several of its U.K. offices and $50 for severance and employee related costs had not been paid.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators were supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators direct to patients. Following a tender process, the Company was awarded two of the contracts submitted which commenced in February 2006. As the existing cylinder business was organized on a National distribution structure, the award of the areas in the South East of England required the setting up of additional facilities in the South East of England which was effected in the second quarter of fiscal 2006. These changes have resulted in the Company incurring additional charges and capital expenditures in fiscal 2006 as it commences supply under the new contracts. The Company’s supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Due to transition problems transferring the oxygen cylinder business from community pharmacies the Company has incurred higher than anticipated implementation expenses to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company anticipated a patient census of 12,000 initial oxygen patients transitioned at a rate of 200 per day. In contrast, the Company received over 20,000 calls within the first week of the contact. The Company believes that this incremental investment will ensure patient care and is moving aggressively to address these issues with a view to restoring earnings for its Oxygen business (see Note 16) to prior years levels by the fourth quarter of this fiscal year.

11.    Financial Instruments:

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

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $52,194 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,219 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be a liability of $180 at March 31, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2006, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was $1, net of income tax, and is included in other comprehensive income. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

12.    Income Taxes:

The Company recorded a provision for income taxes amounting to $583 or 18.5% of income before income taxes for the three months ended March 31, 2006, compared to a provision of $2,366 or 31.9% of income before income taxes for the three months ended March 31, 2005. The Company recorded a provision for income taxes amounting to $1,794 or 23.1% of income before income taxes for the six months ended March 31, 2006, compared to a provision of $4,324 or 30.4% of income before income taxes for the three months ended March 31, 2005. The difference in the effective tax rate between the three and six months ended March 31, 2006 and the three and six months ended March 31, 2005 is mainly due to the resolution of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

13.    Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

such effect is dilutive. The Company uses the treasury stock method to calculate the effect of outstanding shares, which requires it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2006 and 2005, the Company had outstanding stock options and warrants to purchase 1,472 and 500 shares, respectively, of common stock ranging in price from $5.65 to $7.25 and $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,944	44,593	44,903	44,529
Effect of dilutive securities – stock options and warrants treasury stock method	208	579	281	527
Shares used in computation of diluted EPS of common stock	45,152	45,172	45,184	45,056

14.    Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized losses from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and six months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$2,569	$5,055	$5,975	$9,882
Change in cumulative translation adjustment	1,993	(4,611)	(2,424)	7,475
Unrealized gains from cash flow hedging
activities, net of income tax	358	—	407	—
Comprehensive income, net of income taxes	$4,920	$444	$3,958	$17,357

15.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company’s acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $7,259 at March 31, 2006, in contingent consideration dependent upon future earnings of such acquired businesses.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Guarantees:

The senior credit facility is secured by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At March 31, 2006 and September 30, 2005, the amounts guaranteed, which approximate the amounts outstanding, totaled $63,155 and $64,342, respectively.

Employment Agreements

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1,000 in fiscal 2006.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At March 31, 2006, the Company had $8,967 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

16.    Operations by Business Segments and Geographic Areas:

The Company’s operations are in the U.K. The U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland, and also provides oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 10.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segments are the same as those described for the Company.

The following tables present certain financial information by reportable business segment for the three and six months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$68,048	$3,050	$71,098
Segment operating profit (loss)	$4,991	$(319)	$4,672
Unallocated corporate expenses			(595)
Interest and other expense, net			(940)
Foreign exchange gain			15
Income before income taxes			$3,152

	Three Months Ended March 31, 2005
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$88,624	$2,191	$90,815
Segment operating profit	$7,987	$1,007	$8,994
Unallocated corporate expenses			(821)
Interest and other expense, net			(734)
Foreign exchange loss			(18)
Income before income taxes			$7,421

	Six Months Ended March 31, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$141,727	$5,226	$146,953
Segment operating profit	$10,547	$492	$11,039
Unallocated corporate expenses			(1,368)
Interest and other expense, net			(1,876)
Foreign exchange loss			(26)
Income before income taxes			$7,769
Depreciation and amortization	$2,487	$572	$3,059
Corporate depreciation and amortization			3
Total depreciation and amortization			$3,062
Identifiable assets, March 31, 2006	$272,195	$32,470	$304,665
Corporate assets			2,535
Total assets, March 31, 2006			$307,200
Total Capital expenditures	$5,223	$10,285	$15,508

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Six Months Ended March 31, 2005
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$172,852	$4,526	$177,378
Segment operating profit	$15,846	$1,819	$17,665
Unallocated corporate expenses			(1,505)
Interest expense, net			(1,943)
Foreign exchange loss			(11)
Income before income taxes			$14,206
Depreciation and amortization	$1,494	$387	$1,881
Corporate depreciation and amortization			3
Total depreciation and amortization			$1,884
Identifiable assets, March 31, 2005	$284,429	$22,567	$306,996
Corporate assets			3,545
Total assets, March 31, 2005			$310,541
Total Capital expenditures	$2,097	$608	$2,705

17.    Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company has contributed $24 in the six months ended March 31, 2006 and expects to contribute $49 to such plans in fiscal 2006.

18.    Recent Accounting Standards:

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140 (‘‘FAS No. 155’’). FAS No.155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 also eliminates the interim guidance in FAS No. 133 which provides that beneficial interest in securitized financial assets are not subject to the provisions of FAS No. 133. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of FAS No. 155 will have a material impact on its consolidated financial position and results of operations.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (‘‘FAS No. 156’’). FAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS No. 156 is effect as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of FAS No. 156 will have a material impact on its consolidated financial position and results of operations.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At March 31, 2006, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, our company now also provides unified oxygen services directly to customers in the South East of England, as further described in Note 10 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2006.

The National Health Services (the ‘‘NHS’’) has divided England into eight regions and requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The introduction and further extension of the NHS Framework Agreements has continued to impact our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS as overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) in other areas has forced significant reductions in agency spending has also impacted our financial results.

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

Our company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with our customers range from 7 days to a maximum of 30 days from invoice date. We maintain a credit department which consists of 20-25 personnel who are targeted to collect outstanding receivables. We have established the following guidelines for the credit department to use as well as for us to assess the credit department’s performance:

•	to maintain average days sales outstanding to below 35 days;

•	to limit our overdues (greater than 90 days) within agreed targets; and

•	to limit bad debt write off in the year within agreed targets.

We also apply a policy of withdrawing supply from customers who are significantly overdue. Many private customers are contracted on a ‘‘direct debit’’ basis where we can collect payment direct from customers’ bank accounts.

We have devised a provisioning methodology based on the customer profile and historical credit risk across our U.K. business. Accounts receivable are written off when the credit control department determines the amount is no longer collectible. In addition, we do not have a threshold for account balance write-offs as our policy focuses on all balances, whatever the size.

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2006. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2005 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately over 95% of our company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are shipped, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Revenues

Total revenues for the three months ended March 31, 2006 were $71.1 million compared to $90.8 million for the three months ended March 31, 2005, a decrease of $19.7 million or 21.7%. This was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the NHS framework agreements and unfavorable effects of changes in foreign exchange ($5.7 million). This was partially offset by an increase in revenue of $0.9 million in respiratory, medical equipment and supplies resulting from the introduction of the two new unified oxygen supply contracts which commenced on February 1, 2006.

Gross Profit

Total gross profit decreased by $4.7 million to $21.5 million for the three months ended March 31, 2006 from $26.2 million for the three months ended March 31, 2005, a decrease of 17.8%. The unfavorable effects of changes in foreign exchange accounted for $1.7 million of the decrease. As a percentage of total revenue, gross profit for the three months ended March 31, 2006 increased to 30.3% from 28.8% for the comparable prior period. Gross margins for patient services increased (30.5% for the three months ended March 31, 2006 versus 28.10% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers which offset the impact of lower margins in our NHS business. Gross margins in respiratory, medical equipment and supplies sales decreased (25.8% for the three months ended March 31, 2006 versus 58.3% for the comparable prior period) mainly due to higher costs incurred in the introduction of the new oxygen contracts in the South East of England.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased by $0.5 million to $17.5 million for the three months ended March 31, 2006 from $18.0 million for the three months ended March 31, 2005, a decrease of 3.1%. This decrease was mainly due to the impact of exchange differences of $1.3 million. This decrease was partially offset by increased IT depreciation and maintenance costs arising from the implementation of our new computerized accounting and payroll systems ($0.4 million), stock-based compensation ($0.1 million), and additional costs in the respiratory, medical equipment and supplies ($0.8 million) business following the introduction of the new contracts in the South East of England in areas such as recruitment and call center costs.

Interest Income

Total interest income for the three months ended March 31, 2006 was $15 thousand compared to $58 thousand for the three months ended March 31, 2005. The decrease in interest income was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the three months ended March 31, 2006 was $1.0 million compared to $1.0 million for the three months ended March 31, 2005.

Other Income

Total other income for the three months ended March 31, 2005 was $0.2 million, which represents the benefit related to the change in the fair value of our company’s interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.6 million or 18.5% of income before income taxes for the three months ended March 31, 2006, compared to a provision of $2.4 million or 31.9% of income before income taxes for the three months ended March 31, 2005. The difference in the effective tax rate between the three months ended March 31, 2006 and the three months ended March 31, 2005 is mainly due to the resolution of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan.

Net Income

As a result of the foregoing, we recorded net income of $2.6 million for the three months ended March 31, 2006 compared to net income of $5.1 million for the three months ended March 31, 2005.

Six Months Ended March 31, 2006 vs. Six Months Ended March 31, 2005

Revenues

Total revenues for the six months ended March 31, 2006 were $147.0 million compared to $177.4 million for the six months ended March 31, 2005, a decrease of $30.4 million or 17.2%. This was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS framework agreements and unfavorable effects of changes in foreign exchange ($10.8 million). This was partially offset by an increase in revenue of $0.7 million in respiratory, medical equipment and supplies resulting from the introduction of the two new unified oxygen supply contracts which commenced on February 1, 2006.

Gross Profit

Total gross profit decreased by $6.1 million to $45.3 million for the six months ended March 31, 2006 from $51.4 million for the six months ended March 31, 2005, a decrease of 12.0%. The unfavorable effects of changes in foreign exchange accounted for $3.3 million of the decrease. As a percentage of total revenue, gross profit for the six months ended March 31, 2006 increased to 30.8% from 29.0% for the comparable prior period. Gross margins for patient services increased (30.5 for the six months ended March 31, 2006 versus 28.4% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers. Gross margins in respiratory, medical equipment and supplies sales decreased (37.8% for the six months ended March 31, 2006 versus 53.0% for the comparable prior period) mainly due to costs incurred in the introduction of the new oxygen contracts in the South East of England.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $0.3 million to $35.6 million for the six months ended March 31, 2006 from $35.3 million for the six months ended March 31, 2005, an increase of 1.0%. This increase was mainly due to an increased level of costs in IT depreciation and maintenance costs arising from the implementation of our new computerized accounting and payroll systems ($1.1 million), stock-based compensation ($0.3 million), and additional costs in the respiratory, medical equipment and supplies business in preparation for the introduction of the new contracts in the South East of England beginning in February 2006 ($1.0 million). These increases were offset by changes in foreign exchange of $2.5 million.

Interest Income

Total interest and other income for the six months ended March 31, 2006 was $47 thousand compared to $125 thousand for the six months ended March 31, 2005. The decrease was attributable to a lower level of funds.

Interest Expense

Total interest expense for the six months ended March 31, 2006 was $1.9 million compared to $2.2 million for the six months ended March 31, 2005, which represents a decrease of $0.3 million. This decrease was mainly due to changes in foreign exchange.

Other Income

Total other income for the six months ended March 31, 2005 was $0.2 million, which represents the benefit related to the change in the fair value of our company’s interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.8 million or 23.1% of income before income taxes for the six months ended March 31, 2006, compared to a provision of $4.3 million or 30.4% of income before income taxes for the six months ended March 31, 2005. The difference in the effective tax rate between the six months ended March 31, 2006 and the six months ended March 31, 2005 is mainly due to the resolution of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan.

Net Income

As a result of the foregoing, we recorded net income of $6.0 million for the six months ended March 31, 2006 compared to net income of $9.9 million for the six months ended March 31, 2005.

Liquidity and Capital Resources

General

For the six months ended March 31, 2006, we generated $15.7 million of cash from operating activities. Cash requirements for the six months ended March 31, 2006 for capital expenditures ($15.5 million), payments for acquisitions and acquisitions payable ($3.3 million) and principal payments on long-term debt ($5.3 million), were met through operating cash flows, net borrowings under the revolving loan and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of March 31, 2006, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2006. In addition, as of March 31, 2006, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million related to delivery to us of shares of our company common stock by certain executives for payment on promissory notes issued by them to our company.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2006 and September 30, 2005, $25.2 million (8.2%) and $33.4 million (11.0%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2006 and September 30, 2005, our average DSOs were 32 and 36, respectively.

At March 31, 2006 gross receivables were $27.2 million of which $17.8 million or 65.5% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2005 gross receivables were $35.9 million of which $24.0 million or 66.9% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors. The following table summarizes the accounts receivable aging by payor mix at March 31, 2006 and September 30, 2005 (dollars in thousands):

At March 31, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 3/31/2006
NHS	6,519	$951	$749	375	$877	$9,471
SSD	5,999	1,596	312	147	265	8,319
Commercial Payors	5,376	453	271	95	87	6,282
Private Payors	1,904	387	245	110	454	3,100
Gross AR at 3/31/06	$19,798	3,387	$1,577	$727	$1,683	$27,172
Less: Surcharges(A)						(476)
Less: Allowance For Doubtful Accounts						(1,525)
Accounts Receivable, net						$25,171

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

At September 30, 2005	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2005
NHS	8,130	3,884	$1,216	668	583	$14,481
SSD	6,244	1,746	304	512	711	9,517
Commercial Payors	5,231	2,230	530	157	212	8,360
Private Payors	2,001	670	319	142	369	3,501
Gross AR at 9/30/05	$21,606	8,530	$2,369	$1,479	$1,875	$35,859
Less: Unapplied Cash						(168)
Less: Surcharges(A)						(514)
Less: Allowance For Doubtful Accounts						(1,734)
Accounts Receivable, net						$33,443

As discussed above under ‘‘Critical Accounting Policies — Accounts Receivable,’’ each fiscal year, we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. In the second quarter of fiscal 2006, we reviewed our current methodology and revised the basis of estimation for providing against certain classes of doubtful accounts receivable based on an analysis of historical experience. This revision has given rise to a benefit of approximately $0.3 million to the income statement.

Given the high percentage of U.K. governmental debt, the large number of customer accounts with low value debt within the remainder of the accounts receivable ledger and the methodology for making provisions for doubtful accounts, we believe our provisioning method is prudent and appropriate to our business.

We provide nurses and home health aides on the basis of terms, (payment due within 7 to 30 days of invoice) and prices (rate per hour) both agreed in advance. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 35 days from submission of invoices.

As our current operations are in the U.K. and the majority of accounts receivable is from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances. There have been recent agreements with the NHS to adjust rates (both increases and decreases) depending on the volume of hours utilized. Billing adjustments are reviewed quarterly based on actual volumes delivered and any entries are recognized during the appropriate period. No material adjustments have arisen based on volumes delivered.

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

The senior credit facility consists of the following:

•	£30 ($52.2) million term loan A, maturing July 19, 2009; and

•	£20 ($34.8) million revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commenced in January 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of March 31, 2006, we had outstanding borrowings of $36.5 million and $26.7 million relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.40% to 5.48%.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of March 31, 2006, we were in compliance with such covenants.

Notes Due in Connection with Acquisitions

During the quarter ended December 31, 2004, we repaid, through our U.K. subsidiary, a note payable of $1.9 million issued in fiscal 2003 in connection with the acquisition of a certain flexible staffing agency.

Guarantees

The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At March 31, 2006 and September 30, 2005, the amounts guaranteed, which approximates the amounts outstanding, totaled $63.2 million and $64.3 million, respectively.

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

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $52.1 million of our floating rate debt until January 21, 2008 and then decreases by $5.2 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be a liability of $0.2 million at March 31, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2006, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was less than a thousand dollars, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $7.3 million, as of March 31, 2006, in contingent consideration dependent upon future earnings of such acquired entities.

Employment Agreements

We have three employment agreements with our executive officers that provide for minimum aggregate annual compensation of approximately $1.0 million in fiscal 2006.

In September 2001, we entered into an employment agreement with Timothy M. Aitken, our Chairman and Chief Executive Officer. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that we will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently $0.5 million. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the agreement) of our company, Mr. Aitken or the company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

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

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of March 31, 2006 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2006	$5,219	$1,394	$6,625	$13,238
2007	10,439	2,202	2,115	14,756
2008	10,439	1,554	—	11,993
2009	37,058	1,280	—	38,338
2010	—	1,037	—	1,037
Thereafter	—	1,500	—	1,500
	$63,155	$8,967	$8,740	$80,862

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.6 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2006. Certain of these leases provide for renewal options. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of our accounting and payroll systems.

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

Impact of Recent Accounting Standards

See Note 18 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2006.

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

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $52.2 million of our floating rate debt until January 21, 2008 and then decreases by $5.2 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be a liability of $0.2 million at March 31, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2006, the effective portion of the loss on the interest rate swap agreements designated as cash flow hedges was less than a thousand dollars, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $10.7 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at March 31, 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 10, 2006

ALLIED HEALTHCARE INTERNATIONAL INC.
By: /s/ Charles F. Murphy Charles F. Murphy Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)