Form 10-Q
period 2006-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2006-08-09
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at August 4, 2006 44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

THIRD QUARTER REPORT ON FORM 10-Q

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

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the ‘‘Company’’) begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006 (Unaudited)	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,402	$5,873
Accounts receivable, less allowance for doubtful accounts of $1,596 and $1,734, respectively	29,518	33,443
Unbilled accounts receivable	12,451	11,197
Inventories	739	359
Deferred income taxes	478	—
Prepaid expenses and other assets	2,773	3,028
Total current assets	48,361	53,900
Property and equipment, net	40,718	22,538
Goodwill	229,290	216,984
Other intangible assets, net	7,913	9,290
Derivative asset	202	—
Deferred financing costs and other assets	610	727
Total assets	$327,094	$303,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,898	$10,577
Liabilities of discontinued operations	690	690
Accounts payable	3,682	2,649
Accrued expenses	25,862	26,463
Taxes payable	1,799	2,152
Total current liabilities	42,931	42,531
Long-term debt	61,754	53,765
Derivative liability	—	750
Deferred income taxes and other long-term liabilities	6,045	4,534
Total liabilities	110,730	101,580
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,542 shares and 45,441 shares, respectively	455	454
Additional paid-in capital	238,605	237,796
Accumulated other comprehensive income	12,482	6,112
Accumulated deficit	(32,884)	(40,209)
	218,658	204,153
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders' equity	216,364	201,859
Total liabilities and shareholders' equity	$327,094	$303,439

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Net patient services	$69,234	$87,194	$210,961	$260,046
Net respiratory, medical equipment and supplies	3,936	2,289	9,162	6,815
Total revenues	73,170	89,483	220,123	266,861
Cost of revenues:
Patient services	47,908	62,246	146,349	186,085
Respiratory, medical equipment and supplies	3,086	1,022	6,336	3,151
Total cost of revenues	50,994	63,268	152,685	189,236
Gross profit	22,176	26,215	67,438	77,625
Selling, general and administrative expenses	19,301	18,259	54,892	53,509
Operating income	2,875	7,956	12,546	24,116
Interest income	43	46	90	171
Interest expense	(1,019)	(998)	(2,928)	(3,226)
Foreign exchange income (loss)	88	(68)	62	(79)
Other income (expense)	31	(355)	17	(195)
Income before income taxes	2,018	6,581	9,787	20,787
Provision for income taxes	668	1,927	2,462	6,251
Net income	$1,350	$4,654	$7,325	$14,536
Basic net income per share of common stock	$0.03	$0.10	$0.16	$0.33
Diluted net income per share of common stock	$0.03	$0.10	$0.16	$0.32
Weighted average number of common shares outstanding:
Basic	44,957	44,830	44,921	44,629
Diluted	44,957	45,329	45,108	45,147

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$7,325	$14,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,718	2,662
Amortization of intangible assets	1,359	796
Amortization of debt issuance costs and warrants	133	367
Provision for allowance for doubtful accounts	174	415
Stock based compensation — employees	399	21
(Gain) loss on sale of fixed assets	(3)	7
Deferred income taxes	695	(674)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	4,656	(5,643)
Increase in inventories	(360)	(19)
Increase in prepaid expenses and other assets	(556)	(97)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(328)	8,605
Net cash provided by operating activities	17,212	20,976
Cash flows from investing activities:
Capital expenditures	(20,835)	(7,521)
Proceeds from sale of property and equipment	20	8
Payments for acquisitions — net of cash acquired	(833)	(9,710)
Proceeds limited to future acquisitions	—	1,872
Payments on acquisitions payable	(5,186)	(2,465)
Net cash used in investing activities	(26,834)	(17,816)
Cash flows from financing activities:
Payments on notes payable	—	(1,872)
Borrowings under revolving loan, net	11,545	2,807
Principal payments on long-term debt	(5,328)	(5,615)
Proceeds from sale of interest rate cap and floor agreement	—	100
Payments for financing fees	—	(8)
Stock options exercised	411	704
Net cash provided by (used in) financing activities	6,628	(3,884)
Effect of exchange rate on cash	(477)	12
Decrease in cash	(3,471)	(712)
Cash and cash equivalents, beginning of period	5,873	9,299
Cash and cash equivalents, end of period	$2,402	$8,587
Supplemental cash flow information:
Cash paid for interest	$2,029	$5,466
Cash paid for income taxes, net	$2,665	$2,744
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$937	$14,190
Liabilities assumed or incurred	(104)	(1,705)
Cash paid for acquisitions (including related expenses)	833	12,485
Cash acquired	—	2,775
Net cash paid for acquisitions	$833	$9,710

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At June 30, 2006, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.), which comprises its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 9. The Company’s supply of medical-grade oxygen for use in respiratory therapy, oxygen concentrators and unified oxygen services comprised its oxygen segment (‘‘Oxygen’’).

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2005 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of operating results for the full year.

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

In December 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all stock-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. As a result of adopting FAS No. 123R, for the three and nine month periods ended June 30, 2006 stock-based compensation cost recognized in selling,

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

general and administrative expenses lowered income before income taxes, by $123 and $399, respectively and net income by $97 and $319, respectively, compared with if the Company had continued to account for stock-based compensation under APB No. 25. For the three months ended June 30, 2006, the adoption of FAS No. 123R had no impact on reported basic and diluted earnings per shares (‘‘EPS’’). For the nine months ended June 30, 2006, the adoption of FAS No. 123R had a $0.01 impact on EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of June 30, 2006 there was $629 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years.

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 2,154 shares at June 30, 2006.

Following is a summary of stock option activity during the three and nine months ended June 30, 2006:

Share Options	Share Options	Weighted-Average Exercise Price ($)
Outstanding at April 1, 2006	2,476	5.54
Granted	—	—
Exercised	—	—
Forfeited	(46)	5.80
Outstanding at June 30, 2006	2,430	5.54

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2005	2,610	5.49
Granted	15	6.00
Exercised	(101)	4.04
Forfeited	(94)	5.85
Outstanding at June 30, 2006	2,430	5.54	6.1	—
Exercisable at June 30, 2006	2,243	5.51	5.9	—

For the three months ended June 30, 2006 and 2005 the Company did not grant any options. The weighted average grant-date fair value of stock options granted during the nine months ended

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

June 30, 2006 and 2005 was $3.81 and $4.64, respectively. No options were exercised during the three months ended June 30, 2006. The total intrinsic value of options exercised during nine months ended June 30, 2006 was $240. The total intrinsic value of options exercised during the three and nine months ended June 30, 2005 was $19 and $1,674, respectively. For options exercised during the nine months ended June 30, 2006, $411 was received in cash to cover the exercise price of the options exercised. For the three months ended June 30, 2005, $24 in cash was used to cover the exercise price of the options exercised. For the nine months ended June 30, 2005, 19 option shares and $704 in cash were used to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Expected life (years)	6.5	9
Risk-free interest rate	4.4%	4.1%
Volatility	63.3%	64.1%
Expected dividend yield	0%	0%

Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2006 and the activity for the three and nine months ended June 30, 2006:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at April 1, 2006	222	4.15
Vested	(35)	3.03
Forfeited	—	—
Nonvested at June 30, 2006	187	4.37

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	399	4.15
Granted	15	3.81
Vested	(189)	3.83
Forfeited	(38)	4.62
Nonvested at June 30, 2006	187	4.37

The total fair value of share options vested during the three and nine months ended June 30, 2006 was $106 and $723, respectively. The total fair value of share options vested during the three and nine months ended June 30, 2005 was $188 and $606, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Prior Year Pro Forma Stock Options Expense

The following presents pro forma net income and related per share amounts as if a fair value based method had been used to account for the Company’s stock options for the three months and nine months ended June 30, 2005:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income available to common shareholders, as reported	$4,654	$14,536
Add: Stock-based compensation included in reported net income, net of related tax effect	—	21
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(372)	(909)
Pro forma net income available to common shareholders	$4,282	$13,648
Net income per share
Basic – as reported	$0.10	$0.33
Basic – pro forma	$0.10	$0.31
Net income per share
Diluted – as reported	$0.10	$0.32
Diluted – pro forma	$0.09	$0.30

3.    Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $1,168 and $2,483 at June 30, 2006 and September 30, 2005, respectively.

4.    Inventories:

Inventories, which consist primarily of finished goods, include oxygen for use in respiratory therapy, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market value.

5.    Property and Equipment:

Property and equipment, including revenue-producing equipment and computer software, is carried at cost, net of accumulated depreciation and amortization. Revenue-producing equipment consists of oxygen cylinders, oxygen concentrators and oxygen valves. Depreciation for revenue-producing equipment is provided on the straight-line method over their estimated useful lives ranging from seven to twenty years. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Major classes of property and equipment, net, consist of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
Revenue producing equipment	$25,753	$15,401
Furniture, fixtures and equipment (including software)	36,468	24,393
Land, buildings and leasehold improvements	1,006	895
	63,227	40,689
Less, accumulated depreciation and amortization	22,509	18,151
	$40,718	$22,538

Depreciation and amortization of property and equipment for the three months ended June 30, 2006 and 2005 were $1,574 and $1,148, respectively. Depreciation and amortization of property and equipment for the nine months ended June 30, 2006 and 2005 were $3,718 and $2,662, respectively. The net book value of revenue producing equipment was $17,625 and $8,417 at June 30, 2006 and September 30, 2005, respectively.

6.    Goodwill and Other Intangible Assets:

Goodwill and other intangible assets are carried at cost, net of accumulated amortization.

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS 142 during the fourth quarter of fiscal 2005 and determined there was no impairment to its recorded goodwill balance. Subsequent to June 30, 2006, the Company has commenced its annual goodwill impairment review that is performed in the fourth quarter of each fiscal year. Based on lower prices and volume of business from the NHS and the changes in the Company’s Oxygen business as a result of the contracts awarded in the second quarter of fiscal 2006, the Company believes that it is reasonably possible that it will incur an impairment charge in the fourth quarter of fiscal 2006 upon completion of its annual impairment test. As the Company is still early in the process of completing its goodwill impairment review and is also in the process of completing its budgeting and cash flow forecasts, a reasonable estimate of goodwill impairment cannot be determined as of June 30, 2006.

The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2006:

	Staffing	Oxygen	Total
Balance at October 1, 2005	$205,177	$11,807	$216,984
Goodwill acquired during period	5,609	—	5,609
Foreign exchange effect	6,339	358	6,697
Balance at June 30, 2006	$217,125	$12,165	$229,290

The goodwill associated with acquisitions during the prior twelve months is subject to revision based on the finalization of the determination of the fair values of assets acquired and liabilities assumed. Goodwill acquired during the period mainly relates to contingent earnouts, that were dependent upon future earnings of previous acquisitions, that have been earned in the current period. Included in the goodwill acquired during the period ended June 30, 2006 are the re-allocations of net excess purchase price from assets acquired and liabilities assumed in connection with prior year acquisitions of $183.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,309	$3,440	$7,869
Trade names	3	187	187	—
Non-compete agreements	1 – 3	219	178	41
Favorable leasehold interests	2 – 5	21	18	3
Total		$11,736	$3,823	$7,913

		September 30, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,355	$2,087	$9,268
Trade names	3	181	171	10
Non-compete agreements	1 – 3	94	88	6
Favorable leasehold interests	2 – 5	21	15	6
Total		$11,651	$2,361	$9,290

Amortization expense for other intangible assets subject to amortization was $441 and $1,359 for the three and nine months ended June 30, 2006, respectively. At June 30, 2006, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $452 for the three months ending September 30, 2006 and $1,771, $1,666, $1,626 and $1,440 for the fiscal years ending September 30, 2007, 2008, 2009 and 2010, respectively.

7.    Accrued Expenses:

Accrued expenses consist of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
Payroll and related expenses	$17,538	$18,015
Acquisitions payable (on earned contingent consideration)	1,046	1,632
Professional fees	1,261	1,586
Interest payable	1,428	626
Other	4,589	4,604
	$25,862	$26,463

8.    Business Combinations:

During the three months ended December 31, 2005, the Company acquired the entire issued share capital of Primary Care Training Limited (a home care training agency) for approximately $778 in cash and additional contingent cash consideration of up to $908 dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with the Company until at least December 31, 2006. Of the $908 contingent cash consideration, the Company has recognized accrued compensation costs of $622, net of income tax, as the acquisition contract required the sellers to remain in employment with the Company until at least December 31, 2006 (the earnout period).

The pro-forma results of operations and related per share information for this acquisition has not been presented as the amounts are considered immaterial.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

During the nine months ended June 30, 2006, the Company completed its purchase price allocation for nine of its fiscal 2005 acquisitions. Accordingly, final tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $5,677, $5,393 and $2,203, respectively, with the remaining portion of $8,900 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclass of $183 from separately identifiable intangible assets to goodwill.

The preliminary purchase price allocation for the fiscal 2006 acquisition are subject to adjustments and will be finalized once additional information concerning asset and liability valuations are obtained. Accordingly, final asset and liability fair values may differ from those set forth on the accompanying condensed consolidated balance sheet at June 30, 2006; however, the changes are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

9.    Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its U.K. operations. Thus, instead of operating through a number of different subsidiaries to supply healthcare staff, the Company’s healthcare staffing business was reorganized into two main operations. One part of the Company’s flexible healthcare staffing business is operated by its Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under the NHS Framework Agreements and also provides staff to its operations in the northern England. The remainder of the Company’s healthcare staffing business is operated by its Allied Healthcare Group Limited subsidiary, and includes the rest of its NHS business and all its homecare work. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At June 30, 2006, $438 to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid. At September 30, 2005, $601 to satisfy existing lease obligations on the closure of several of its U.K. offices and $50 for severance and employee related costs had not been paid.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators direct to patients. Following a tender process, the Company was awarded two of the contracts submitted which commenced in February 2006. As the existing cylinder business was organized on a National distribution structure, the award of the areas in the South East of England required the setting up of additional facilities in the South East of England which was effected in the second quarter of fiscal 2006. These changes have resulted in the Company incurring additional charges and capital expenditures in fiscal 2006 as it commences supply under the new contracts. The Company’s supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

Due to transition problems transferring the oxygen cylinder business from community pharmacies the Company has incurred higher than anticipated implementation expenses to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company is still facing a higher than anticipated cost

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

structure as it transitions over all customers from the pharmacies to the home delivery service. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

10.    Financial Instruments:

On March 20, 2003, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $90,815 of the Company’s floating rate debt under a contract which would have expired on March 20, 2008. In February 2005, the Company sold this derivative instrument for approximately $100.

On February 8, 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $54,489 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,449 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $202 at June 30, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2006, the effective portion of income on the interest rate swap agreements designated as cash flow hedges was $249, net of income tax, and is included in other comprehensive income. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

11.    Income Taxes:

The Company recorded a provision for income taxes amounting to $668 or 33.1% of income before income taxes for the three months ended June 30, 2006, compared to a provision of $1,927 or 29.3% of income before income taxes for the three months ended June 30, 2005. The Company recorded a provision for income taxes amounting to $2,462 or 25.2% of income before income taxes for the nine months ended June 30, 2006, compared to a provision of $6,251 or 30.1% of income before income taxes for the nine months ended June 30, 2005. The difference in the effective tax rate between the three and nine months ended June 30, 2006 and the three and nine months ended June 30, 2005 is mainly due to the resolution of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

12.    Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

of outstanding shares, which requires it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2006 and 2005, the Company had outstanding stock options and warrants to purchase 2,780 and 500 shares, respectively, of common stock ranging in price from $3.83 to $7.25 and $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,957	44,830	44,921	44,629
Effect of dilutive securities – stock options and warrants treasury stock method	—	499	187	518
Shares used in computation of diluted EPS of common stock	45,957	45,329	45,108	45,147

13.    Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized losses from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,350	$4,654	$7,325	$14,536
Change in cumulative translation adjustment	8,137	(7,452)	5,713	23
Unrealized gains from cash flow hedging
activities, net of income tax	250	(619)	657	(619)
Comprehensive income (loss), net of income taxes	$9,737	$(3,417)	$13,695	$13,940

14.    Commitments and Contingencies:

Acquisition Agreements:

Related to the Company’s acquisitions of certain flexible staffing agencies, the Company has entered into agreements to pay additional amounts, payable in cash, of up to $3,944 at June 30, 2006, in contingent consideration dependent upon future earnings of such acquired businesses.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Guarantees:

The senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At June 30, 2006 and September 30, 2005, the amounts guaranteed, which approximate the amounts outstanding, totalled $72,652 and $64,342, respectively.

Employment Agreements

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1,000 in fiscal 2006.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At June 30, 2006, the Company had $8,978 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

Contingencies:

Some of the Company’s U.S. subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government’s claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

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

15.    Operations by Business Segments and Geographic Areas:

The Company’s operations are in the U.K. The U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland, and also provides oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 9.

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

The following tables present certain financial information by reportable business segment for the three and nine months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$69,234	$3,936	$73,170
Segment operating profit (loss)	$4,331	$(517)	$3,814
Unallocated corporate expenses			(939)
Interest and other expense, net			(945)
Foreign exchange gain			88
Income before income taxes			$2,018

	Three Months Ended June 30, 2005
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$87,194	$2,289	$89,483
Segment operating profit	$7,458	$932	$8,390
Unallocated corporate expenses			(434)
Interest and other expense, net			(1,307)
Foreign exchange loss			(68)
Income before income taxes			$6,581

	Nine Months Ended June 30, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$210,961	$9,162	$220,123
Segment operating profit (loss)	$14,878	$(25)	$14,853
Unallocated corporate expenses			(2,307)
Interest and other expense, net			(2,821)
Foreign exchange income			62
Income before income taxes			$9,787
Depreciation and amortization	$3,911	$1,162	$5,073
Corporate depreciation and amortization			4
Total depreciation and amortization			$5,077
Identifiable assets, June 30, 2006	$287,659	$36,834	$324,493
Corporate assets			2,601
Total assets, June 30, 2006			$327,094
Total Capital expenditures	$7,678	$13,157	$20,835

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30, 2005
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$260,046	$6,815	$266,861
Segment operating profit	$23,304	$2,751	$26,055
Unallocated corporate expenses			(1,939)
Interest expense, net			(3,250)
Foreign exchange loss			(79)
Income before income taxes			$20,787
Depreciation and amortization	$2,870	$583	$3,453
Corporate depreciation and amortization			5
Total depreciation and amortization			$3,458
Identifiable assets, June 30, 2005	$279,936	$22,307	$302,243
Corporate assets			2,966
Total assets, June 30, 2005			$305,209
Total Capital expenditures	$6,322	$1,199	$7,521

16.    Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company has contributed $36 in the nine months ended June 30, 2006 and expects to contribute $48 to such plans in fiscal 2006.

17.    Recent Accounting Standards:

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

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (‘‘FAS No. 156’’). FAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of FAS No. 156 will have a material impact on its consolidated financial position and results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

In July 2006, the FASB issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 of its consolidated financial position and results of operations.

18.    Subsequent Events:

On July 28, 2006, the Company’s senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3,000 ($5,449) for general corporate purposes. The Overdraft Facility is repayable upon the earlier of demand from the bank or September 15, 2006. Interest on the Overdraft Facility will be charged at the same rate as loans under the revolving loan B, which was 5.47% at June 30, 2006.

As of June 30, 2006, the Company was not in compliance with the covenant ratio of EBIT to Interest Expense. As such, on July 28, 2006, the Company obtained a temporary waiver from the bank on such covenant. The waiver will be in effect through August 15, 2007. Further, the Company is working with its senior lenders on, among other things, resetting the EBIT to Interest Expense covenant on or prior to September 15, 2006.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At June 30, 2006, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, our company now also provides unified oxygen services directly to customers in the South East of England, as further described in Note 9 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2006.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2006. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2005 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

Subsequent to June 30, 2006, we have commenced our annual goodwill impairment review that is performed in the fourth quarter of each fiscal year. Based on lower prices and volume of business from the NHS and the changes in our oxygen business as a result of the contracts awarded in the second quarter of fiscal 2006, we believe that it is reasonably possible that we will incur an impairment charge in the fourth quarter of fiscal 2006 upon completion of our annual impairment test. As we are still early in the process of completing our goodwill impairment review and are also in the process of completing our budgeting and cash flow forecasts, a reasonable estimate of goodwill impairment cannot be determined as of June 30, 2006.

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

Results of Operations

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Revenues

Total revenues for the three months ended June 30, 2006 were $73.2 million compared to $89.5 million for the three months ended June 30, 2005, a decrease of $16.3 million or 18.2%. This was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the NHS framework agreements and unfavorable effects of changes in foreign exchange ($1.1 million). This was partially offset by an increase in revenue of $1.8 million in respiratory, medical equipment and supplies resulting from the introduction of the two new unified oxygen supply contracts which commenced on February 1, 2006.

Gross Profit

Total gross profit decreased by $4.0 million to $22.2 million for the three months ended June 30, 2006 from $26.2 million for the three months ended June 30, 2005, a decrease of 15.4%. The unfavorable effects of changes in foreign exchange accounted for $0.3 million of the decrease. As a percentage of total revenue, gross profit for the three months ended June 30, 2006 increased to 30.3% from 29.3% for the comparable prior period. Gross margins for patient services increased (30.8% for the three months ended June 30, 2006 versus 28.6% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers which offset the impact of lower margins in our NHS business. Gross margins in respiratory, medical equipment and supplies sales decreased (21.6% for the three months ended June 30, 2006 versus 55.4% for the comparable prior period) mainly due to higher costs incurred in the introduction of the new oxygen contracts in the South East of England.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1.0 million to $19.3 million for the three months ended June 30, 2006 from $18.3 million for the three months ended June 30, 2005, an increase of 5.7%. This increase was mainly due to increased IT depreciation and maintenance costs arising from the implementation of our new computerized accounting and payroll systems ($0.5 million), stock-based compensation ($0.1 million), and additional costs in the respiratory, medical equipment and supplies ($1.1 million) business following the introduction of the new contracts in the South East of England in areas such as recruitment and call center costs. This increase was partially offset by the impact of exchange differences of $0.3 million.

Interest Income

Total interest income for the three months ended June 30, 2006 was $43 thousand compared to $46 thousand for the three months ended June 30, 2005. The decrease in interest income was mainly attributable to changes in foreign exchange.

Interest Expense

Total interest expense for the three months ended June 30, 2006 was $1.0 million compared to $1.0 million for the three months ended June 30, 2005.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2006 was $31 thousand other income versus ($0.4 million) other expense for the comparable period, which represents the benefit (expense) related to the change in the fair value of our company’s interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.7 million or 33.1% of income before income taxes for the three months ended June 30, 2006, compared to a provision of $1.9 million or 29.3% of income before income taxes for the three months ended June 30, 2005. The difference in the effective tax rate between the three months ended June 30, 2006 and the three months ended June 30, 2005 is mainly due to the resolution of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan.

Net Income

As a result of the foregoing, we recorded net income of $1.4 million for the three months ended June 30, 2006 compared to net income of $4.7 million for the three months ended June 30, 2005.

Nine Months Ended June 30, 2006 vs. Nine Months Ended June 30, 2005

Revenues

Total revenues for the nine months ended June 30, 2006 were $220.1 million compared to $266.9 million for the nine months ended June 30, 2005, a decrease of $46.8 million or 17.5%. This was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS framework agreements and unfavorable effects of changes in foreign exchange ($11.9 million). This was partially offset by an increase in revenue of $2.8 million in respiratory, medical equipment and supplies resulting from the introduction of the two new unified oxygen supply contracts which commenced on February 1, 2006.

Gross Profit

Total gross profit decreased by $10.2 million to $67.4 million for the nine months ended June 30, 2006 from $77.6 million for the nine months ended June 30, 2005, a decrease of 13.1%. The unfavorable effects of changes in foreign exchange accounted for $3.6 million of the decrease. As a percentage of total revenue, gross profit for the nine months ended June 30, 2006 increased to 30.6% from 29.1% for the comparable prior period. Gross margins for patient services increased (30.6 for the nine months ended June 30, 2006 versus 28.4% for the comparable prior period) mainly due to management’s focus on supplying healthcare staff to our higher margin customers. Gross margins in respiratory, medical equipment and supplies sales decreased (30.8% for the nine months ended June 30, 2006 versus 53.8% for the comparable prior period) mainly due to costs incurred in the introduction of the new oxygen contracts in the South East of England.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1.4 million to $54.9 million for the nine months ended June 30, 2006 from $53.5 million for the nine months ended June 30, 2005, an increase of 2.6%. This increase was mainly due to an increased level of costs in IT depreciation and maintenance costs arising from the implementation of our new computerized accounting and payroll systems ($1.5 million), stock-based compensation ($0.4 million), and additional costs in the respiratory, medical equipment and supplies business in preparation for the introduction of the new contracts in the South East of England beginning in February 2006 ($2.1 million). These increases were offset by changes in foreign exchange of $2.8 million.

Interest Income

Total interest and other income for the nine months ended June 30, 2006 was $0.1 million compared to $0.2 million for the nine months ended June 30, 2005. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the nine months ended June 30, 2006 was $2.9 million compared to $3.2 million for the nine months ended June 30, 2005, which represents a decrease of $0.3 million. This decrease was mainly due to changes in foreign exchange.

Other Income (Expense)

Total other income (expense) for the nine months ended June 30, 2006 was $17 thousand other income versus ($0.2 million) other expense for the comparable period, which represents the benefit (expense) related to the change in the fair value of our company’s interest swap agreements.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.5 million or 25.2% of income before income taxes for the nine months ended June 30, 2006, compared to a provision of $6.3 million or 30.1% of income before income taxes for the nine months ended June 30, 2005. The difference in the effective tax rate between the nine months ended June 30, 2006 and the nine months ended June 30, 2005 is mainly due to the resolution, in the current year, of prior year tax computations, permanent differences and U.S. utilization of loss carry forwards, mainly due to income arising from an inter-company loan.

Net Income

As a result of the foregoing, we recorded net income of $7.3 million for the nine months ended June 30, 2006 compared to net income of $14.5 million for the nine months ended June 30, 2005.

Liquidity and Capital Resources

General

For the nine months ended June 30, 2006, we generated $17.2 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2006 for capital expenditures ($20.8 million), payments for acquisitions and acquisitions payable ($6.0 million) and principal payments on long-term debt ($5.3 million), were met through operating cash flows, net borrowings under the revolving loan and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of June 30, 2006, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at June 30, 2006. In addition, as of June 30, 2006, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million related to delivery to us of shares of our company common stock by certain executives for payment on promissory notes issued by them to our company.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2006 and September 30, 2005, $29.5 million (9.0%) and $33.4 million (11.0%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2006 and September 30, 2005, our average DSOs were 36 and 36, respectively.

At June 30, 2006 gross receivables were $31.8 million of which $21.0 million or 66.2% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2005 gross receivables were $35.9 million of which $24.0 million or 66.9% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at June 30, 2006 and September 30, 2005 (dollars in thousands):

At June 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 3/31/2006
NHS	$5,257	$2,544	$858	$492	$682	$9,833
SSD	7,634	2,572	485	418	99	11,208
Commercial Payors	4,702	2,156	440	66	13	7,377
Private Payors	1,462	909	303	251	433	3,358
Gross AR at 6/30/06	$19,055	$8,181	$2,086	$1,227	$1,227	$31,776
Less: Surcharges(A)						(662)
Less: Allowance For Doubtful Accounts						(1,596)
Accounts Receivable, net						$29,518

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

At September 30, 2005	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2005
NHS	$8,130	$3,884	$1,216	$668	$583	$14,481
SSD	6,244	1,746	304	512	711	9,517
Commercial Payors	5,231	2,230	530	157	212	8,360
Private Payors	2,001	670	319	142	369	3,501
Gross AR at 9/30/05	$21,606	$8,530	$2,369	$1,479	$1,875	$35,859
Less: Unapplied Cash						(168)
Less: Surcharges(A)						(514)
Less: Allowance For Doubtful Accounts						(1,734)
Accounts Receivable, net						$33,443

As discussed above under ‘‘Critical Accounting Policies — Accounts Receivable,’’ each fiscal year, we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. In the second quarter of fiscal 2006, we reviewed our current methodology and revised the basis of estimation for providing against certain classes of doubtful account receivable based on an analysis of historical experience. This review has given rise to a benefit of approximately $0.3 million to the income statement.

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

Borrowings

General

In the fourth quarter of fiscal 2004, our U.K. subsidiary obtained a new senior credit facility. Subject to the terms of the senior credit facility, ancillary facilities, in the form of an additional facility or financial accommodation (including an interest rate swap, cap, or other arrangement for the hedging or fixing of interest) are available up to a maximum of £15 million based on our senior lenders discretion.

The senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility.

The senior credit facility consists of the following:

•	£30 ($54.5) million term loan A, maturing July 19, 2009; and

•	£20 ($36.3) million revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

Repayment of the term loan A commenced in January 2005 and continues semi-annually until final maturity. Repayment of loan B shall be on the last day of its interest period. Both A and B loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of June 30, 2006, we had outstanding borrowings of $38.1 million and $34.6 million relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.40% to 5.47%.

On July 28, 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3 ($5.4) million for general corporate purposes. The Overdraft Facility is repayable upon the earlier of demand from the bank or September 15, 2006. Interest on the Overdraft Facility will be charged at the same rate as loans under the revolving loan B.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of June 30, 2006, we were not in compliance with the covenant ratio of EBIT to Interest Expense. On July 28, 2006, we obtained a temporary waiver from the bank on such covenant. The waiver will be in effect through August 15, 2007. Further, we are working with our senior lenders on resetting, among other things, the EBIT to Interest Expense covenant on or prior to September 15, 2006. As of June 30, 2006, we were in compliance with the remainder of the covenants.

Guarantees

The senior credit facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At June 30, 2006 and September 30, 2005, the amounts guaranteed, which approximates the amounts outstanding, totaled $72.7 million and $64.3 million, respectively.

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

On February 8, 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $54.5 million of our floating rate debt until January 21, 2008 and then decreases by $5.4 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.2 million at June 30, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2006, the effective portion of income on the interest rate swap agreements designated as cash flow hedges was $249, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Acquisition Agreements

Related to our acquisitions of flexible staffing agencies, we have entered into agreements to pay additional amounts, payable in cash, of up to $3.9 million, as of June 30, 2006, in contingent consideration dependent upon future earnings of such acquired entities.

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

We have also entered into an employment agreement with David Moffatt, our Chief Financial Officer. Pursuant to his employment agreement, Mr. Moffatt’s annual salary is $0.3 million.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of June 30, 2006 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Other Obligations	Total Obligations
2006	$5,455	$770	$3,511	$9,736
2007	10,898	2,382	1,299	14,579
2008	10,898	1,705	—	12,603
2009	45,401	1,401	—	46,802
2010	—	1,154	—	1,154
Thereafter	—	1,566	—	1,566
	$72,652	$8,978	$4,810	$86,440

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $4.2 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of June 30, 2006. Certain of these leases provide for renewal options. Other obligations reflect contingent consideration related to our acquisitions of certain flexible staffing agencies and third-party fees for the implementation of our accounting and payroll systems.

Contingencies

Some of our U.S. subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the government’s claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

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

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. Our revenues, operating income and net income was impacted by the translation of our U.K. financial statements into U.S. dollars resulting in decreased revenues of $11.9 million, $0.8 million and $0.4 million respectively, for the year to date fiscal 2006 period as compared to the prior period fiscal 2005 average rate. We estimate that a 10% change in the exchange rate between the British Pound and the U.S. Dollar would have a $22.0 million, $2.8 million and $0.7 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our senior credit facility, we use interest rate swap agreements.

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $54.5 million of our floating rate debt until January 21, 2008 and then decreases by $5.4 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be an asset of $0.2 million at June 30, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2006, the effective portion of income on the interest rate swap agreements designated as cash flow hedges was $249, net of income tax, and is included in other comprehensive income. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $18.2 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at June 30, 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
10.19	Amendment Letter, dated July 28, 2006, between Allied Healthcare Holdings Limited, Allied Healthcare Group Holding Limited, Barclays Bank PLC and Lloyds TSB Bank plc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006
ALLIED HEALTHCARE INTERNATIONAL INC.
	By:	/s/ David Moffatt
David Moffatt Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)