Form 10-K
period 2006-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2006-12-14
CIK 890634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File No.: 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

New York		13-3098275
(State or Other Jurisdiction of Incorporation)		(I.R.S. Employer Identification Number)
555 Madison Avenue New York, New York	10022	(212) 750-0064
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                                                           Accelerated Filer       X                                                  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes            No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2006, the last business day of its most-recently completed second fiscal quarter, was approximately $115,695,567 based on the closing sales price of $4.85 per share of common stock of the registrant on such date, as reported by the Nasdaq National Market. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only (i) directors, (ii) executive officers and (iii) shareholders who have filed a Schedule 13D or 13G which reflects ownership of at least 10% of the outstanding common stock.

The number of shares of common stock of the registrant outstanding on December 8, 2006 was 44,957,492.

DOCUMENTS INCORPORATED BY REFERENCE

None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2006

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

We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:

•	our ability to continue to recruit and retain qualified flexible healthcare staff;

•	our ability to enter into contracts with hospitals, other healthcare facility clients and local governmental social service departments on terms attractive to us;

•	our ability to meet the performance criteria of our respiratory therapy contract;

•	the general level of patient occupancy at our clients’ hospitals and healthcare facilities;

•	our dependence on the proper functioning of our information systems;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

•	our ability to use our net operating loss carryforward to offset net income;

•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and

•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.

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

Historical financial and other data originally denominated in pounds sterling have been converted to dollars at the then applicable exchange rate. Financial and other data (excluding historical financial and other data) originally denominated in pounds sterling have been converted to dollars using the exchange ratio at September 30, 2006 of £1.00 = $1.8726.

PART I

Item 1.	Business

ALLIED HEALTHCARE INTERNATIONAL INC.

Our Company

We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom as measured by revenues, market share and number of staff. As of September 30, 2006, we operated an integrated network of approximately 100 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the United Kingdom). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes (which, unlike nursing homes, do not generally provide medical services to their residents) and homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides, a majority of whom we placed during the fiscal year ended September 30, 2006. Our healthcare staffing business accounted for 95% of our revenues during the fiscal year ended September 30, 2006. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award by the U.K. Department of Health in February 2006 of two new oxygen contracts, we now also provide oxygen services directly to customers in the South East of England. Our oxygen business accounted for approximately 5% of our revenues during the fiscal year ended September 30, 2006.

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

Recent Developments

Oxygen Business in England

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to National Health Service patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators were supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators directly to patients. Following a bidding process, we were awarded two of the contracts with the U.K Department of Health, both of which commenced in February 2006 and both of which cover the South East of England. The contracts required the set up of additional facilities in the South East of England, which was effected in the second quarter of fiscal 2006, and which has resulted in our company incurring additional charges and capital expenditures in fiscal 2006 as we commenced supplying under the new contracts. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected by the new contracts, as is our contract to supply oxygen concentrator services in Northern Ireland.

Due to transition problems that have affected our company, as well as other U.K. suppliers, relating to the transfer of the oxygen cylinder business from community pharmacies, we have incurred higher than anticipated implementation expenses to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. There have been substantially more patients requiring service than was originally expected. We currently have more than 12,500 patients on service and the time allotted for the migration of patients was inadequate, creating difficulties in handling the volume of telephone calls from patients. Further, the capital investment required to perform under the new contracts has exceeded $14.7 million, more than twice our original estimate. In addition, this high level of activity has put pressure on our administrative services and we have incurred significant selling, general and administrative costs to meet the large demand. Failure to meet the service criteria in the contracts awarded to us would have resulted in severe financial penalties to us. By October 1, 2006 we believe we had migrated all the patients on to service as required under the contracts. We are still facing a higher than anticipated cost structure with the conversion to the home delivery service model. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

Impairment of Goodwill

During our annual review of goodwill in the fourth quarter of fiscal 2006, we determined there was an impairment to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the government-funded National Health Service (the ‘‘NHS’’), decrease in profits due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins, our market capitalization at the time of testing as well as current and projected operating results. As such, we recognized an impairment pre tax charge of $121.9 million.

Information Systems

In fiscal 2005 we implemented a new computerized accounting and payroll system based on the Oracle platform. In fiscal 2006 we extended this system to explore the feasibility for replacing our branch operating system. We currently have this system operating in only four branches. We have discovered that the system is too slow for the nature of our business and therefore is not achieving full functionality. As such, we have decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to our other branches as we believe the cost to have a workable model would exceed alternative solutions. During fiscal 2006, we recognized a pre tax charge of $9.0 million on the write-off of our investment in the Oracle platform. We are currently reassessing our operating system and researching alternative, lower-cost solutions.

The U.K. Flexible Healthcare Staffing Industry

The U.K. healthcare staffing market is highly fragmented, with no one company possessing a dominant market share.

The major purchasers of flexible healthcare staff in the United Kingdom are:

•	Local governmental social service departments.

•	The government-funded NHS. Through its Primary Care Trusts, the NHS oversees general practitioners, who refer patients to specialists for more complex treatment. The NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals.

•	Private individuals.

•	Independent hospitals and care homes in the United Kingdom.

Our Business Strategy

We traditionally focused on the provision of temporary nursing staff to the U.K. hospital sector. Following the NHS’s Trust decision to reduce NHS expenditure on temporary staffing provided by external staffing agencies, and to emphasize providing acute and non-acute care at home, we have transitioned our staffing business to meet the increasing demand in the domiciliary sector. The main purchaser of our services in the domiciliary sector is local governmental social services departments, which have not made a determination to reduce expenditures on temporary staff. We continue to supply nursing staff to the hospital sector, although this represents less than 10% of the hours we provided in fiscal 2006 and 12% of our gross margin during such period.

We seek to become the provider of choice to purchasers of healthcare staffing services and the employer of choice to flexible healthcare workers. In addition, we seek to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:

•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-store revenue growth by leveraging our nationally recognized brand names, competitive benefits package and leadership in providing temporary healthcare staffing.

•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the severe shortages of nurses and home health aides in the United Kingdom, which we expect to continue in the foreseeable future. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers’ needs, maintaining regular contact and promoting opportunities for training and development.

Having expanded by a successful acquisition strategy, we have a strong and comprehensive regional branch structure covering approximately 90% of the U.K. population and we are now concentrating on organic growth.

Our Operations

We are a leading provider of flexible, or temporary, staffing to the U.K. healthcare industry. We provide flexible staffing, principally nurses, nurses aides and home health aides, to customers throughout most of the United Kingdom. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland. Following the award in February 2006 of the new oxygen contract, we now also provide oxygen services directly to customers in the South East of England.

During fiscal 2006, our revenues were derived from the following lines of business:

•	95% from flexible staffing services; and

•	5% from respiratory therapy.

Flexible Staffing

We provide a diverse range of flexible staff, principally consisting of nurses, nurses aides and home health aides, to our customers. We also provide specialist nurses and specialized nurses aides, primarily through our Allied Staffing Professionals subsidiary. Home health aides provide personal or basic care in the home (known as social care in the United Kingdom). Nurses aides perform many of the functions of home health aides, but in the hospital setting. As of September 2006, our mix of flexible staff was approximately 12% nurses, 25% nurses aides and 63% home health aides.

Our integrated branch network is spread throughout most of the United Kingdom. A typical branch is overseen by a branch manager, who is responsible for all the activities in the branch, including the achievement of its financial targets, developing local customer relations and recruiting staff. The branches are organized into regions that are overseen by our operations managers. Our branches serve as our direct contact with our customers and our healthcare staff. Additionally, we employ regional commissioning managers who focus on developing and acquiring new business opportunities by securing sales contracts with the local governmental social service departments.

There are regular management meetings that are attended by branch managers and related corporate office departments and representatives of senior management where the financial performance of the branches is assessed and actions for improvement are agreed upon.

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

Customers

We provide healthcare staff to four types of customers:

•	Local governmental social service departments. Local governmental social service departments retain us to provide healthcare staff, generally home health aides, to individuals in their homes.

•	Nursing homes, care homes and independent hospitals. We provide nurses and home health aides to nursing homes and home health aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.

•	The NHS. During our fiscal year ended September 30, 2006, we provided nurses and nurses aides to the NHS. We provided staff mainly to NHS hospitals and NHS Primary Care Trusts.

•	Private patients. We provide both nurses and home health aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:

•	Per diem purchases. Business provided on a per diem basis arises when a customer requires flexible staff, and there is no formal ongoing contractual commitment with the customer. The services provided on a per diem basis may be limited to one shift lasting a short period of time or may be an engagement for an indefinite period. We provide most of our nurses, nurses aides and home health aides to customers on a per diem basis.

•	NHS Framework Agreements and Service Level Agreements. The NHS requires any healthcare staffing company that provides temporary staff to NHS to enter into Framework Agreements. A Framework Agreement sets out one national pay structure for the supply of nurses of all specifications. Only those staffing companies that have executed the Framework Agreement and met the quality standards can provide temporary staff to NHS bodies in the region covered by the Framework Agreement. Pursuant to our Framework Agreement, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives.

Individual NHS hospitals in England may select from the list of staffing companies qualified under the Framework Agreements and enter into Service Level Agreements. Although the Framework Agreements set the maximum rates to be charged for flexible staff, NHS hospitals may obtain a discounted rate if they enter into a Service Level Agreement

•	Preferred supplier contracts. These contracts involve the designation of a flexible staffing business by a local governmental social services department as a ‘‘preferred supplier’’ of staff. A preferred supplier contract agreement specifies rates to be paid for staff but it is not an exclusive arrangement and does not guarantee that a flexible staffing business will be used by the local governmental social services department. A small proportion of our services are provided under preferred supplier contracts.

•	‘‘Cost-volume’’ contracts. A ‘‘cost-volume’’ contract specifies the rates for staff and commits the customer to purchase an agreed-upon volume of staffing services over a specified period. A ‘‘cost-volume’’ contract may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business. Local governmental social service departments are the principal users of these contracts. A very small percentage of our business is conducted on a ‘‘cost-volume’’ basis.

•	Long-term contracts. Under a long-term contract a purchaser of staffing services enters into a long-term arrangement (typically three years) with a supplier of staff under which rates for staff, usually discounted, are agreed to. Long-term contracts may be exclusive arrangements, with penalties if the staffing business is not able to satisfy the customer’s demand for staff during the term of the contract. Other than preferred supplier contracts and cost-volume contracts, none of our staff are provided to customers under long-term contracts.

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

Competition

The U.K. flexible healthcare staffing business is highly fragmented with numerous small operators providing staff locally. The market at the local level is characterized by relatively low barriers to entry. The barriers to entry at a U.K.-wide level are more significant, as the establishment and growth of a flexible healthcare staffing business is largely dependent on access to capital.

The privately-owned competitors of our flexible staffing business are mainly small, locally-based agencies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us. Such companies include Nestor Healthcare Group plc, Care UK plc, Match Group and Reed Health Group plc.

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

Respiratory Therapy

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to National Health Service patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators were supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators directly to patients. Following a bidding process, we were awarded two of the contracts with the U.K Department of Health, both of which commenced in February 2006 and both of which cover the South East of England. The contracts required the set up of additional facilities in the South East of England, which was effected in the second quarter of fiscal 2006, and which has resulted in our company incurring additional charges and capital expenditures in fiscal 2006 as we commenced supplying under the new contracts. Our supply of cylindered gases in Northern Ireland and Scotland is unaffected by the new contracts, as is our contract to supply oxygen concentrator services in Northern Ireland.

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

For the year ended September 30, 2006, our operations received approximately 68.0% of revenues from customers that were U.K. governmental entities (primarily NHS hospitals and local governmental social service departments), compared to approximately 65.6% for the year ended September 30, 2005. The remaining 32.0% and 34.4% of revenues received for 2006 and 2005, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, pharmacies, independent hospitals and private patients.

Trade Names

We operate our healthcare staffing business in the United Kingdom principally under the following trade names:

•	Allied Healthcare Group;

•	Allied Staffing Professionals; and

•	Nightingale Nursing Bureau.

We operate our respiratory therapy business in the United Kingdom under the following trade names:

•	Allied Respiratory; and

•	Medigas.

Employees

As of November 2006, we employed approximately 960 individuals in our branch network, our U.K. head office and our other offices. None of our employees are represented by a labor union.

In addition, we maintain registers of over 22,000 nurses, nurses aides and home health aides available to staff our customer base on a temporary basis. We generally place about 7,000 individuals each week with our customers. We consider our relationship with the staff to be good.

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

We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 (which came into force in April 2003) in relation to England and the Nurses Agencies (Wales) Regulations 2003 (which came into force in October 2003) in relation to Wales to carry on a business for the supply of nurses. Both of these pieces of legislation require that a person who carries on a business for the supply of nurses at any location within the jurisdiction of the registration authority must be the holder of a certificate from that authority certifying that the business is registered to supply to that location. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply home health aides working in individuals’ homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 and the Regulation of Care (Scotland) Act 2001.

The Care Standards Act 2000 introduced, among other things, a new registration and regulatory structure for all non-NHS healthcare services in England and Wales. The Health and Social Care (Community Health and Standards) Act 2003 established two new independent registration and regulatory bodies for independent healthcare services and social care in England, including suppliers of nurses, called the Commission for Social Care and Inspection and the Commission for Healthcare Audit and Inspection; the former enforces registration of care agencies and establishments and the latter (typically referred to as the Healthcare Commission) exists to promote improvements in the quality of healthcare and public health. The Health Commission’s ambit includes responsibility for assessing and reporting on the performance of both NHS and independent healthcare organizations. The Care Standards Act 2000 provides for an arm of the National Assembly for Wales to be the regulatory body for such services in Wales. The Care Standards Act 2000 also made provision for a new General Social Care Council in England and a new Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their home health aides and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland and appointed the registration authority for Scotland, the Scottish Commission for the Regulation of Care.

The Care Standards Act 2000 is essentially an enabling act that provides for regulations to be made by secondary legislation. Regulations relating to registration are already in force (the National Care Standards Commission (Registration) Regulations 2001). The Care Standards Act 2000 also provided that regulations can be made imposing any requirements which the appropriate Minister thinks fit relating to establishments and agencies. Specific regulations set out in the Care Standards Act 2000 that may be introduced include provisions relating to the services to be provided by suppliers of healthcare staff, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the suppliers of healthcare staff. A number of regulations (including the Nurses Agencies Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) include provisions in these areas.

Contracts between suppliers of healthcare staff and NHS hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, are reviewed by the Healthcare Commission. We are accredited by various U.K. social services agencies for the supply of home health aides within their jurisdiction. The U.K. Medicines and Healthcare Products Regulatory Agency has granted licenses to us for the production and distribution of medical-grade oxygen to pharmacies throughout the United Kingdom.

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

U.K. rules affecting temporary workers.    Temporary workers in the UK are entitled to numerous statutory protections and benefits. In particular, they are entitled to receive the national minimum wage, and are subject to the provisions of the Working Time Regulations 1998 (as amended), which governs hours of work, night work, breaks and holidays. There is uncertainty in the case law about the circumstances in which agency workers may acquire full employment rights. Accordingly, a worker who accrues sufficient qualifying employment could have unfair dismissal rights. Temporary workers are also protected from various forms of discrimination in the work place.

The Employment Agencies Act 1973 and Conduct of Employment Agencies and Employment Business Regulations 2003 (the ‘‘2003 Regulations’’) and case law impact us. The 2003 Regulations contain detailed provisions in relation to the charging for our services to a work-seeker and also impose minimum obligations to ensure that the work-seeker and the hirer are suitable. A breach of the 2003 Regulations (or the Employment Agencies Act 1973) resulting in damage is actionable in the civil courts as well as giving potential liability to prosecution and a fine.

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

Changes in U.K. value-added tax (‘‘VAT’’) rules.    We currently act as an agent for VAT purposes in supplying healthcare staff, which, under a concession to existing U.K. law, requires us to charge VAT only on the amount of commission charged to the purchaser of flexible staff.

The 2003 Regulations, insofar as they relate to VAT, came into effect in the United Kingdom on April 6, 2004 but the changes envisaged were suspended until such time as a review on this matter has been concluded by the tax authorities. This review commenced in June 2006 and contributions were invited by August 31, 2006. No new updates have been released since June 2006 and the tax authorities have not indicated the date by which the review will be complete.

In the event that the proposed changes are implemented, the concession under which we operate at present is likely to be withdrawn and this would place an increased VAT burden on our company.

The 2003 Regulations require employment agencies, including those supplying flexible healthcare staff, to enter into contractual relationships with the workers that they supply. Consequently, for VAT purposes, the tax authorities’ interpretation is that the flexible staff provider acts as principal, rather than agent.

For non-medical staff, VAT would be due on the total amount of the charges made by the flexible staff provider, including salary costs, rather than merely on its commission. This change may adversely affect our cash flow if we have to pay the increased VAT liability to the government before our customers have paid their fees to us.

The law however states that the provision of medical staff such as nurses should be treated as exempt from VAT. Consequently, as a result of such exemption, the amount of VAT we have incurred and which can be offset against VAT we owe the government will be reduced.

NHS Initiatives

Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals to enter into a Framework Agreement setting forth, among other things, types of staff to be supplied, quality standards and maximum payment rates. Only those staffing companies that have met the quality standards set by the NHS and executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. Pursuant to our Framework Agreement, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.

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

The introduction and further extension of the NHS Framework Agreements has impacted our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work by using NHS Professionals.

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

We make available through our website our annual reports on Form 10-K and amendments thereto, but we do not make available on or through our website our quarterly reports on Form 10-Q or our current reports on Form 8-K, or amendments thereto, because those reports are available to the public on the Securities and Exchange Commission’s website at www.sec.gov. We do provide paper copies of our 10-Ks, 10-Qs and 8-Ks free of charge upon request.

Item 1A.	Risk Factors

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

Like all employment businesses, we are exposed to potential employment related claims from independent contractors who assert that they are employees. We currently treat our nurses and nurses aides as independent contractors, but this position could change if challenged in an employment tribunal or court. A recent tribunal case relating to agency workers indicated that agency workers could be the employee of either the agency that places them or the customer at which they are placed, depending on the circumstances. If our nurses and nurses aides are treated as employees, they could become entitled to additional statutory rights (such as the right to a redundancy payment and the right not to be unfairly dismissed), which could result in an increase in litigation and/or severance payments. We could also become liable to pay employer’s national insurance contributions in respect of our nurses and nurses aides. As a consequence, our business and financial condition could be adversely affected.

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

Risks associated with performing under new contracts.

We operate mainly using contractual arrangements under which failure to perform may result in litigation, financial penalties or loss of revenue. To mitigate these risks we employ an in-house contract team, external lawyers and insurance coverage. Our in-house staff routinely reviews performance under the contract terms.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We rely heavily on our senior management team, led by Timothy M. Aitken, our chairman of the board and chief executive officer, Sarah L. Eames, our executive vice president, and David Moffatt, our chief financial officer. We have entered into an employment agreement with Mr. Aitken that expires in September 2007, subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice prior to the then applicable renewal date, and an employment agreement with Ms. Eames that expires in April 2008, subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice prior to the then applicable renewal date. As of July 31, 2006, we entered into an employment agreement with Mr. Moffatt that does not have a fixed term; rather, the employment agreement provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. The loss or unavailability for an extended period of time of these officers could have a material adverse effect on our operations and prospects.

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

In fiscal 2005 we implemented a new computerized accounting and payroll system and in fiscal 2006 we implemented further changes to the system with the goal of improving the operating performance of our branches. However, we have discovered that the system is too slow for the nature of our business and therefore is not achieving full functionality. As such, we have decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion as we believe the cost to have a workable model would exceed alternative solutions. During fiscal 2006, we recognized a pre-tax charge of $9.0 million on the write-off of our investment in the Oracle platform. We are currently reassessing our operating system and researching alternative, lower-cost solutions.

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

Although we anticipate that the market for flexible staffing in the healthcare sector will continue to expand, there can be no assurance that growth will occur at all or continue at historic rates or at the rate currently expected. Our growth could be adversely affected by a variety of factors, including emphasis on permanent staff and minimization of the use of temporary staff by healthcare providers and automation or computerization of services traditionally performed by temporary staff providers. In the last few years, a U.K. case on agency workers indicated that agency workers could be considered employees of either the agency that places them or the customer end-user (and in many cases the customer is likely to be considered the employer). Consequently, some of the advantages to hospitals and other purchasers to using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.

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

For our fiscal year ended September 30, 2006, 15% of our flexible healthcare gross margins was attributable to the NHS. Flexible staffing providers, such as our company, are subject to the risk that the NHS will continue to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

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

The introduction and further extension of the NHS Framework Agreements has impacted our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work by using NHS Professionals.

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

At September 30, 2006 we had goodwill of approximately $112.7 million, which equaled approximately 57.7% of our total assets at that date.

In accordance with Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets,’’ (‘‘FAS No. 142’’) issued by the Financial Accounting Standards Board, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but will be subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. As of September 30, 2006, the carrying value of our goodwill was impaired by $121.9 million.

We determined there was an impairment of $121.9 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins, our company’s market capitalization at the time of testing as well as current and projected operating results. At September 30, 2006, we had $112.7 million of remaining goodwill and there can be no assurances that future goodwill impairment will not occur.

We have incurred significant debt, which could impact our financial condition and results of operations. In the event of a payment default under our senior credit facility, our lenders have the right, among others, to seize our assets.

At September 30, 2006, we had approximately $71.2 million of debt under our senior credit facility. The level of our indebtedness will have several important effects on our future operations, including, without limitation:

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

If we are unable to repay our indebtedness when it becomes due, our lenders will have a number of remedies. Our senior credit facility is secured by substantially all of the assets of, and the shares in, our U.K. subsidiaries. If we fail to pay our debt under our senior credit facility, which amounted to $71.2 million at September 30, 2006, the lenders thereunder could become the owner of, or force the sale of, our businesses or subsidiaries.

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

As of September 30, 2006, we were not in compliance with the covenant ratio of EBIT to interest expense that is contained in our senior credit facility. On December 8, 2006 we obtained a temporary waiver of such covenant from our lenders. As of September 30, 2006, we were in compliance with the remainder of the covenants in our senior credit facility. Subsequent to September 30, 2006, we have amended and restated our senior credit facility and reset our financial covenants.

Our lenders have limited the right of our U.K. subsidiaries to pay dividends to our company.

At September 30, 2006, we had approximately $71.2 million of debt under our senior credit facility. Our subsidiaries pay us a management fee, with which we pay the expenses of our corporate headquarters and our executive officers. However, under the terms of our senior credit facility, our U.K. subsidiaries generally may not pay dividends. Therefore, we will not be able to use the cash flow or profits, if any, of our U.K. subsidiaries to finance acquisitions, capital expenditures or other initiatives.

Our ability to use our net operating loss carryforward in the future is limited.

As of September 30, 2006, we had a U.S. federal net operating loss carryforward of approximately $76.3 million, expiring between 2018 and 2023. Our current operations are in the United Kingdom. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2006, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, Section 382 limits our ability to use our net operating loss carryforward in the future. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.

We face greater costs in complying with the increasing regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by both management and our independent auditors. This process for fiscal 2006 resulted in additional accounting and legal expenses. There can be no assurance that these additional expenses will not continue to impact our results of operations.

Risks Relating To Our Common Stock

Future sales of our common stock by existing shareholders may lower the price of our common stock.

As of December 8, 2006, we had 44,957,492 shares of common stock outstanding.

In addition, as of December 8, 2006, our officers, directors, employees and consultants own options to acquire an aggregate of 3,470,614 shares of common stock under our 1992 Stock Option Plan and our 2002 Stock Option Plan. Although we will not issue any more options under our 1992 Stock Option Plan, we may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 1992 Stock Option Plan and our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued warrants to purchase an aggregate of 350,000 shares of our common stock to a third party. We have granted the holder of these warrants certain ‘‘piggyback’’ registration rights with respect to the shares of our common stock issuable upon exercise of the warrants.

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

As of December 8, 2006, the four Hyperion funds that are shareholders in our company collectively own approximately 26.6% of our outstanding shares of common stock and Washington & Congress Capital Partners, L.P. owns approximately 17.1% of our outstanding shares of common stock. As a result, these shareholders acting together may be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

Under the employment agreements we have entered into with Timothy M. Aitken, our chief executive officer, and Sarah L. Eames, our executive vice president, we are required to pay Mr. Aitken an amount equal to 2.9 times his salary if his employment with us is terminated within six months of a change in control of our company and we are required to pay Ms. Eames an amount equal to 1.9 times her salary if her employment with us is terminated within six months of a change in control of our company. In addition, under our employment agreement with David Moffatt, our chief financial officer, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Such change of control payment may have the effect of preventing or delaying a change of control of our company, even if the change of control was favored by our shareholders.

Our stock price may be volatile.

In recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. Our market price may fluctuate based on a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	news announcements relating to us, our industry or our competitors;

•	changes in earnings estimates or recommendations by research analysts;

•	changes in general economic conditions;

•	the number of shares that are publicly traded;

•	actions of our current shareholders; and

•	other developments affecting us, our industry or our competitors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease 114 facilities in the United Kingdom, of which 33 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See ‘‘Operating Leases’’ in Note 12 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2006.)

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

We held our annual meeting of shareholders on September 7, 2006. At the annual meeting, our holders of common stock voted upon the following matters:

(1)    the election of eight directors; and

(2)    the ratification of Eisner LLP as our independent auditors for the fiscal year ended September 30, 2006.

At the annual meeting of shareholders, all eight directors named in our proxy statement were elected and Eisner LLP was approved as our independent auditor for the fiscal year ended September 30, 2006.

The voting results with respect to each proposal are set forth below:

Proposal	For	Against	Authority Withheld	Abstentions and Broker Non-Votes
No. 1 (election of directors)
Timothy M. Aitken	32,669,960	—	913,307	—
Sarah L. Eames	33,309,787	—	306,480	—
G. Richard Green	33,413,667	—	202,600	—
Mark Hanley	33,429,217	—	187,050	—
Wayne Palladino	26,888,549	—	6,727,718	—
Jeffrey S. Peris	33,410,667	—	205,600	—
Scott A. Shay	32,812,260	—	804,007	—
Mark Tompkins	33,426,517		189,750
No. 2. (ratification of Eisner LLP)	33,562,908	42,086	—	11,273

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq National Market under the symbol ‘‘AHCI.’’ The following table sets forth, for the periods indicated, the high and low sales price of our common stock, as reported by the Nasdaq National Market:

PERIOD	HIGH	LOW
Year Ended September 30, 2005:
First Quarter	$5.97	$4.85
Second Quarter	6.87	5.17
Third Quarter	7.27	5.64
Fourth Quarter	7.50	4.90
Year Ended September 30, 2006:
First Quarter	$6.60	5.60
Second Quarter	6.80	4.44
Third Quarter	4.97	2.39
Fourth Quarter	3.45	1.45
Year Ended September 30, 2007:
First Quarter (through December 8, 2006)	$2.41	$1.80

Since December 30, 2005, our shares of common stock have also traded on the Alternative Investment Market (AIM) of the London Stock Exchange under the symbol ‘‘AIM: AHI.’’ Our shares of common stock are represented on CREST, the U.K. electronic settlement system, by depository shares. Our shares of common stock are listed on AIM, while the depositary interests are transferred in CREST to settle trades on AIM.

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

Under the terms of our senior credit facility, our U.K. subsidiaries generally are prohibited from paying dividends or making other cash distributions to us. See ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings — General.’’

As of December 8, 2006, there were approximately 175 shareholders of record of our common stock. This number does not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see ‘‘Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.’’

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2006, we did not repurchase any of our equity securities.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2006, 2005 and 2004 and as of September 30, 2006 and

2005 is derived from audited financial statements that appear elsewhere in this Form 10-K. The financial information for the years ended September 30, 2003 and 2002 and as of September 30, 2004, 2003 and 2002 is derived from audited financial statements that do not appear in this Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2006	2005		2004		2003	2002
Financial Data:
Total revenues	$294,607	$351,189		$325,298		$294,379	$242,828
Gross profit	83,679 (1)	103,671		93,171		81,323	66,079
Selling, general and administrative expenses	75,552	73,948	(5)	63,544		53,648	48,847	(7)
Impairment of goodwill	121,901 (2)	—		—		—	—
Impairment of long-lived assets	10,295 (3)	—		—		—	—
Operating (loss) income	(124,069)	29,723		29,627		27,675	17,232
Interest and other expense, net	4,106	4,164		13,727	(6)	11,279	13,472	(8)
Gain on settlement of PIK interest	—	—		—		—	(5,143	)(9)
Foreign exchange (income) loss	(73)	98		184		18	19
(Benefit) provision for income taxes	(4,331)	6,725		5,847		4,910	4,971
Minority interest	—	—		—		—	120
(Loss) income from continuing operations	(123,771)	18,736		9,869		11,468	3,793
Income from discontinued operations	—	—		—		503	1,001
Net (loss) income	(123,771)	18,736		9,869		11,971	4,794
Redeemable preferred dividend, conversion fees and accretion(4)	—	—		7,020		4,005	1,016
Net (loss) income available to common stockholders	$(123,771)	$18,736		$2,849		$7,966	$3,778
Basic (loss) income per share of common stock from:
Continuing operations	$(2.75)	$0.42		$0.10		$0.34	$0.15
Discontinued operations	—	—		—		0.02	0.05
	$(2.75)	$0.42		$0.10		$0.36	$0.20
Diluted (loss) income per share of common stock from:
Continuing operations	$(2.75)	$0.41		$0.10		$0.34	$0.15
Discontinued operations	—	—		—		0.02	0.05
	$(2.75)	$0.41		$0.10		$0.36	$0.20
Weighted average number of common shares outstanding:
Basic	44,930	44,684		27,419		21,962	18,565
Diluted	44,930	45,169		28,104		22,304	18.932

	September 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	(1,165)	$11,369	$13,468	$24,781	$25,918
Accounts receivable, net	29,641	33,443	31,263	35,745	32,113
Goodwill	112,710	216,984	206,110	183,703	123,514
Total assets	195,342	303,439	282,394	311,668	268,113
Total debt	71,159	64,342	64,778	165,378	148,530
Total shareholders’ equity	86,383	201,859	186,977	75,163	53,943

(1)	Includes charge of $5.4 million related to the write-off of oxygen cylinders. We have substituted a number of cylinders with oxygen concentrators. As such, we believe that these oxygen cylinders are obsolete and have no further use to the Company. Also includes a charge of $0.5 million related to the write-off of an oxygen filling station. We invested in a filling station whereby our cylinders would be re-filled. However, due to the location of the plant and strict noise pollution governmental rules, we do not believe we will be able to utilize such plant.

(2)	During our annual review of goodwill for impairment in the fourth quarter of fiscal 2006, we determined there was an impairment of $121.9 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins, our company’s market capitalization at the time of testing as well as current and projected operating results.

(3)	Includes charge of $9.0 million of software costs related to our computerized accounting and payroll system based on the Oracle platform that is too slow for the nature of our business and therefore is not achieving full functionality. Also includes charge of $0.3 million software costs related to transitioning to our new oxygen contracts that we believe will have no future benefit. Also includes charge of $1.0 million relate to the write-off of other intangible assets. We reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS.

(4)	Reflects the accrual of dividends on our Series A preferred stock and accretion costs related to the issuance of our Series A preferred stock in our fiscal 2002 corporate reorganization. In addition, fiscal 2004 includes conversion fees of $2.0 million paid to the holders of our Series A preferred stock in connection with the firm commitment follow-on public offering of 14,500,000 shares of our common stock and write-off of $1.7 million of the remaining issuance costs.

(5)	Includes a $1.1 million charge related to the reorganization of our U.K. subsidiaries, as well as $1.0 million of costs associated with the launch of our new corporate logo.

(6)	For the year ended September 30, 2004, we recorded a charge of $4.2 million related to the write-off of deferred financing fees and unamortized debt discount associated with a recapitalization plan, undertaken in connection with fiscal 2004 public offering of 14,500,000 shares of our common stock, pursuant to which we (i) refinanced our senior collateralized term and revolving credit facility (the ‘‘Former Senior Credit Facility’’) and mezzanine indebtedness (the ‘‘Mezzanine Loan’’), both of which had been entered into in December 1999, and (ii) converted all of our then outstanding shares of Series A preferred stock into shares of our common stock.

(7)	For the year ended September 30, 2002, we recorded a non-cash charge of $4.2 million for the issuance of shares of common stock to senior management and $1.6 million related to the exchange of employees’ redeemable shares in our U.K subsidiary for shares of our common stock, using the net exercise method, in our fiscal 2002 corporate reorganization. We also recorded a net charge of $0.7 million for the year ended September 30, 2002, which mainly related to the write-off of non-capitalized costs incurred in connection with evaluating options to maximize the value of our ownership interest in our U.K. operations.

(8)	Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 145, which addressed gain or loss on the extinguishment of debt and sale-leaseback accounting for certain lease modifications and accordingly recorded a charge of $0.9 million in interest expense for the year ended September 30, 2002.

(9)	In our fiscal 2002 corporate reorganization, accrued and unpaid interest owed to the holders of notes issued by one of our U.K. subsidiaries was satisfied by the issuance of shares of our common stock. We recorded a gain of $5.1 million for the year ended September 30, 2002 in connection with this transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. As of September 30, 2006 we operated an integrated network of approximately 100 branches throughout most of the United Kingdom. Our healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.). We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides, a majority of whom we placed during our fiscal year ended September 30, 2006. We also supply medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award by the U.K. Department of Health in February 2006 of two new oxygen contracts, we now also provide oxygen services directly to customers in the South East of England.

The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The introduction and further extension of the NHS Framework Agreements has continued to impact our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2006. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2006 and determined that there was impairment to our goodwill balance. We recorded a goodwill impairment charge of $121.9 million by using a combination of the market multiple, comparable transaction and discounted cash flow methods. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately 95% of our company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are delivered, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Year Ended September 30, 2006 vs. Year Ended September 30, 2005

Revenues

Total revenues for the year ended September 30, 2006 were $294.6 million compared to $351.2 million for the year ended September 30, 2005, a decrease of $56.6 million or 16.1%. This decrease was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the NHS framework agreements and unfavorable effects of changes in foreign exchange ($8.0) million. This decrease was partially offset by an increase in revenue of $5.6 million in respiratory, medical equipment and supplies resulting from the introduction of the two new unified oxygen supply contracts that commenced on February 1, 2006.

Gross Profit

Total gross profit decreased by $20.0 million to $83.7 million for the year ended September 30, 2006 from $103.7 million for the year ended September 30, 2005, a decrease of 19.3%. The unfavorable effects of changes in foreign exchange accounted for $2.3 million of the decrease. As a percentage of total revenue, gross profit for the year ended September 30, 2006 decreased to 28.4% from 29.5% for the comparable prior period. Gross margins for patient services increased 30.6% for the year ended September 30, 2006 versus 28.9% for the comparable prior period), mainly due to management’s focus on supplying healthcare staff to our higher margin customers. Gross margins in respiratory, medical equipment and supplies sales decreased (14.2%) for the year ended September 30, 2006 versus 54.0% for the comparable prior period, mainly due to costs incurred in the introduction of the new oxygen contracts in the South East of England and to the impairment charges on the write-off of oxygen cylinders (37.4%) and oxygen filling station (3.8%).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1.7 million to $75.6 million for the year ended September 30, 2006 from $73.9 million for the year ended September 30, 2005, an increase of 2.2%. This increase was mainly due to an increased level of costs in IT depreciation and maintenance costs arising from the new computerized accounting and payroll systems ($2.7 million), stock-based compensation ($0.7 million), and additional costs in the respiratory, medical equipment and supplies business in preparation for the introduction of the new contracts in the South East of England beginning in February 2006 ($3.6 million). These increases were offset by a reduction in headcount and associated costs ($3.6 million) and changes in foreign exchange.

Impairment of Goodwill

In accordance with FAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS No. 142’’), we completed our annual impairment test during the fourth quarter of fiscal 2006 and determined there was an impairment to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, decrease in profits due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins, our market capitalization at the time of testing as well as current and projected operating results. As such, we recognized an impairment charge of $110.0 million relating to our staffing business and $11.9 million relating to our oxygen business.

Impairment of Long-Lived Assets

In the fourth quarter of fiscal 2006, we recognized a charge of $9.0 million of software costs related to our computerized accounting and payroll system that is based on the Oracle platform. We currently have the system operating in four branches. We have discovered that the system is too slow for the nature of our business and therefore is not achieving full functionality. As such, we have decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to our other branches as we believe the cost to have a workable model would exceed alternative solutions. We are currently reassessing our operating system and researching alternative, lower-cost solutions. We also recognized a charge of $0.3 million of software costs related to transitioning our new oxygen contracts that we believe will have no future benefit.

We also reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS. Thus, in accordance with the provisions of FAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), we have recognized an impairment charge of $1.0 million.

Interest Income

Total interest income for the year ended September 30, 2006 was $0.1 million compared to $0.2 million for the year ended September 30, 2005, which represents a decrease of $0.1 million. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the year ended September 30, 2006 was $4.3 million compared to $4.2 million for the year ended September 30, 2005, which represents an increase of $0.1 million. This increase was principally attributable to increased bank debt in fiscal 2006. This increase was partially offset by changes in foreign exchange of $0.2 million.

Provision for Income Taxes

We recorded a benefit from income taxes amounting to $4.3 million or 3.4% of loss before income taxes for the year ended September 30, 2006, compared to a provision of $6.7 million or 26.4% of income before income taxes for the year ended September 30, 2005. The difference in the effective tax rate between the year ended September 30, 2006 and the year ended September 30, 2005 is mainly due to non-deductible goodwill impairment charges.

Net Loss

As a result of the foregoing, we recorded net loss of $123.8 million for the year ended September 30, 2006 compared to net income of $18.7 million for the year ended September 30, 2005.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $10.4 million to $73.9 million for the year ended September 30, 2005 from $63.5 million for the year ended September 30, 2004, an increase of 16.4%. Changes in foreign exchange accounted for $2.2 million of this increase and acquisitions a further $2.9 million. The remaining increase was mainly a result of exceptional reorganization costs, including the launch of our new corporate logo ($2.1 million), increased Sarbanes-Oxley expenses of $1.6 million (a significant proportion of which were first-year set-up costs), increased IT depreciation and maintenance costs arising from the implementation of new systems ($1.2 million) and $0.4 million of costs relating to closure of branches during the year. During fiscal 2004 we had exceptional compensation charges of $1.9 million.

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

Liquidity and Capital Resources

General

For our fiscal year ended September 30, 2006, we generated $25.4 million from operating activities. Cash requirements for our fiscal year ended September 30, 2006 for capital expenditures ($23.8 million), payments for acquisitions and acquisitions payable ($6.1 million) and principal payments on the long-term debt portion of our senior credit facility ($10.8 million) were met through operating cash flows, net borrowings under the revolving loan portion of the senior credit facility ($13.5 million) and cash on hand.

We believe our existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2006 and September 30, 2005, $29.6 (15.2%) million and $33.4 million (11.0%), respectively, of our total assets consisted of accounts receivable. The decrease in accounts receivable from 2005 to 2006 is mainly due to the timing of cash collections and the lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2006 and September 30, 2005, our average DSOs were 36.

At September 30, 2006 gross receivables were $32.1 million, of which $19.6 million or 61.2% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2005 gross receivables were $35.9 million, of which $24.0 million or 66.9% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at September 30, 2006 and September 30, 2005 (dollars in thousands):

At September 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2006
NHS	$4,749	$2,343	$555	$474	$1,105	$9,226
SSD	6,820	2,415	539	345	243	10,362
Commercial Payors	6,279	1,729	429	214	263	8,914
Private Payors	1,780	573	240	156	841	3,590
Gross AR at 9/30/06	$19,628	$7,060	$1,763	$1,189	$2,452	$32,092
Less: Surcharges(A)						(738)
Less: Allowance For Doubtful Accounts						(1,713)
Accounts Receivable, net						$29,641

At September 30, 2005	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2005
NHS	$8,130	$3,884	$1,216	$668	$583	$14,481
SSD	6,244	1,746	304	512	711	9,517
Commercial Payors	5,231	2,230	530	157	212	8,360
Private Payors	2,001	670	319	142	369	3,501
Gross AR at 9/30/05	$21,606	$8,530	$2,369	$1,479	$1,875	$35,859
Less: Unapplied Cash						(168)
Less: Surcharges(A)						(514)
Less: Allowance For Doubtful Accounts						(1,734)
Accounts Receivable, net						$33,443

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

As discussed above under ‘‘Critical Accounting Policies — Accounts Receivable,’’ each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. In the second quarter of fiscal 2006, we reviewed our current methodology and revised the basis of estimation for providing against certain classes of doubtful account receivable based on an analysis of historical experience. This review has given rise to a benefit of approximately $0.3 million to the income statement.

Given the high percentage of U.K. governmental debt, the large number of customer accounts with low-value debt within the remainder of the accounts receivable ledger and the methodology for making provisions for doubtful accounts, we believe our provisioning method is prudent and appropriate to our business.

We provide nurses and home health aides on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour) agreed to in advance with our customers. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 35 days from submission of invoices.

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

Borrowings

General

In the fourth quarter of fiscal 2004, our first tier U.K. subsidiary, Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) (‘‘Allied Holdings’’), obtained financing denominated in pounds sterling consisting of a £50 million multicurrency senior credit facility (the ‘‘Senior Credit Facility’’). As described in more detail below, on December 12, 2006, the Senior Credit Facility was amended and restated (the ‘‘Amended Senior Credit Facility’’).

The Senior Credit Facility (together with approximately $65.7 million of the net proceeds of the firm commitment follow-on public offering of 14,500,000 shares of our common stock that was consummated in July 2004) refinanced our Former Senior Credit Facility and the Mezzanine Loan, both of which had been entered into in December 1999. The Senior Credit Facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment was guaranteed by us and certain of the subsidiaries of Allied Holdings.

The Senior Credit Facility consisted of the following:

•	a £30 ($56.2) million term loan A that matures in July 2009; and

•	a £20 ($37.5) million revolving loan B that may be drawn upon until June 2009 and that matures in July 2009.

Repayment of the term loan A commenced in January 2005 and continued semi-annually. Repayment of revolving loan B was on the last day of its interest period. Both the A and B loans bore interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2006, we had outstanding borrowings of $33.7 million and $37.5 million relating to term loan A and revolving loan B, respectively, under the Senior Credit Facility, that bore interest at rates ranging from 5.66% to 5.68% per annum.

The Senior Credit Facility contained affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. We were also obligated to ensure that the guarantors of the Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2006, we were not in compliance with the covenant ratio of EBIT to interest expense. On December 8, 2006, we obtained a temporary waiver from the bank on such covenant. We subsequently entered into the Amended Senior Credit Facility, which restated the financial covenants. As of September 30, 2006, we were in compliance with the remainder of the covenants under the Senior Credit Facility.

In the fourth quarter of fiscal 2006, the Senior Credit Facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3.0 ($5.6) million for general corporate purposes. We had utilized the Overdraft Facility in the fourth quarter of fiscal 2006 and had no amounts outstanding as of September 30, 2006. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility was charged at the same rate as loans under the revolving loan B. In December 2006, the Overdraft Facility was rolled over and incorporated into our loan under the Amended Senior Credit Facility.

On December 12, 2006, our U.K. subsidiary, Allied Holdings, entered into the Amended Senior Credit Facility, which provides for a £46 ($89.8) million multicurrency senior credit facility to replace the Senior Credit Facility. The effective date of the Amended Senior Credit Facility is

December 13, 2006. The Amended Senior Credit Facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment is guaranteed by Allied Healthcare International Inc. and certain of the subsidiaries of Allied Holdings. Allied Healthcare International Inc. has granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.

The Amended Senior Credit Facility consists of the following:

•	an £18 ($35.1) million term loan A that matures in July 2009;

•	until commencement of the invoice discount facility, a £20 ($39.0) million revolving loan B1 that may be drawn upon until June 2009 and that matures in July 2009;

•	following commencement of the invoice discount facility, a £12.5 ($24.4) million revolving loan B1 and a £7.5 ($14.6) million invoice discounting facility B2, both of which may be drawn upon until June 2009 and both of which mature in July 2009; and

•	an £8.0 ($15.6) million revolving loan C that may be drawn upon until June 2009 and that matures in July 2009.

Repayment of term loan A is made semi-annually. Repayment of revolving loan B1 is on the last day of its interest period. Repayment of invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on the maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on consolidated debt to consolidated profit ratios).

The Amended Senior Credit Facility agreement is based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement, which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the Amended Senior Credit Facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests in our assets or the assets of certain of our U.K subsidiaries;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to our company by our subsidiaries);

•	making specified investments, acquisitions or disposals;

•	repurchasing shares; and

•	entering into certain transactions with affiliates.

The Amended Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as cash flow to debt service, earnings (before interest, taxes, depreciation and amortization) to interest expense, and net borrowings to earnings (before interest, taxes, depreciation and amortization). We are also obligated to ensure that the guarantors of the Amended Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries.

The Amended Senior Credit Facility places limits on our ability to incur capital expenditures, requires us to separate the role of the chairman and the chief executive officer no later than August 1, 2007, and requires us to engage a consultant to review our operations and make recommendations with respect thereto.

Notes Due in Connection with Acquisitions

We repaid, through Allied Holdings, notes payable of $1.9 million and $38.7 million issued in connection with the acquisition of certain U.K. flexible staffing agencies in our 2005 and 2004 fiscal years, respectively.

Guarantees

The Senior Credit Facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Senior Credit Facility. Subsequent to September 30, 2006, and in conjunction with the execution of the Amended Senior Credit Facility, Allied Healthcare International Inc. granted the lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At September 30, 2006 and September 30 2005, the amounts guaranteed, which approximate the amounts outstanding, totaled $71.2 million and $64.3 million, respectively.

Financial Instrument

See ‘‘Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.’’

Commitments

Employment Agreements

See ‘‘Item 11 — Executive Compensation — Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’

Operating Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ ‘‘Commitments — Acquisition Agreements,’’ and ‘‘Commitments — Operating Leases’’ above, the following table summarizes our contractual cash obligations as of September 30, 2006 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Obligations
2007	$11,236	$2,610	$13,846
2008	11,236	1,753	12,989
2009	48,687	1,428	50,115
2010	—	1,173	1,173
2011	—	809	809
Thereafter	—	774	774
	$71,159	$8,547	$79,706

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $4.1 million.

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of September 30, 2006. Certain of these leases provide for renewal options.

Miscellaneous

Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2006, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our consolidated balance sheet at September 30, 2006. In addition, as of September 30, 2006, we had acquired 177,055 shares of our company’s common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

Acquisitions

In fiscal 2006, we acquired the entire issued share capital of a home care training agency for approximately $0.8 million in cash and additional contingent cash consideration of up to $0.9 million dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with our company until at least December 31, 2006. Of the $0.9 million contingent cash consideration, we have recognized accrued compensation costs of $0.5 million, net of income tax, as the acquisition contract required the sellers to remain in employment with us until at least December 31, 2006 (the earnout period).

In fiscal 2005, we acquired a total of 9 flexible staffing agencies for approximately $17.1 million in cash and $0.1 million in acquisition payable, which was paid in fiscal 2006. As of September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9.7 million in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2006 a total of $6.3 million was earned, of which $2.2 million remains payable as of September 30, 2006. The remaining balance of contingent consideration was unearned and will not be required to be paid.

In fiscal 2004, we acquired a total of 8 flexible staffing agencies for approximately $8.6 million in cash. At September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10.5 million in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2005 and 2006 a total of $7.0 million was earned, of which $2.0 million remains payable as of September 30, 2006. The remaining balance of contingent consideration was unearned and will not be required to be paid.

In fiscal 2006, we completed our purchase price allocation for our fiscal 2005 acquisitions. Accordingly, final tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $5.9 million, $5.6 million and $2.3 million, respectively, with the remaining portion of $9.2 million attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclassification of $0.2 million from separately identifiable intangible assets to goodwill.

In fiscal 2005, we completed our purchase price allocation for our fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1.3 million, $3.5 million and $0.7 million, respectively, with the remaining portion of $4.9 million attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclassification of $0.8 million from goodwill to separately identifiable intangible assets.

In fiscal 2004, we completed our purchase price allocation for our fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $0.4 million, $1.2 million and $0.4 million, respectively, with the remaining portion of $5.1 million attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclassification of $0.2 million from goodwill to separately identifiable intangible assets.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

Litigation

See ‘‘Item 3 — Legal Proceedings.’’

Contingencies

Some of our inactive subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the U.S. government’s claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

We believe that we have been in compliance, in all material respects, with the applicable provisions of federal laws and regulations and applicable state laws, together with all applicable laws and regulations of other countries in which we operate. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these laws or regulations. At present, we cannot anticipate what impact, if any, administrative or judicial interpretations of applicable federal and state laws and the laws of other countries in which we operate may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our financial position, cash flows or results of operations.

Impact of Recent Accounting Standards

See ‘‘Recent Accounting Pronouncements’’ in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the fiscal 2006 period as compared to the fiscal 2005 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $8.0 million, increased operating loss of $3.3 million and increased net loss of $3.4 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $29.5 million, $12.1 million and $12.4 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and our Senior Credit Facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our Senior Credit Facility, we use interest rate swap agreements.

In March 2003, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR plus 5.50% and our interest floor at LIBOR plus 4.47%, subject to special provisions, on approximately $93.6 million of our floating rate debt under a contract that would have expired in March 2008. In February 2005, we sold this derivative instrument for approximately $0.1 million.

In February 2005, we entered into two interest rate swap agreements, which expire in July 2009, the objective of which is to protect us against the potential increase in interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $56.2 million of the our floating rate debt until January 2008 and then decrease by $5.6 million each six-month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities,’’ as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we calculated the fair value of the interest rate swap agreements to be an asset of $0.3 million at September 30, 2006 and a liability of $0.8 million at September 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2006 and 2005, the effective portion of the income (loss) on the interest rate swap agreements designated as cash flow hedges was $0.3 million and $0.4 million, respectively, net of income tax, and is included in other comprehensive income. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $15.0 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at September 30, 2006.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and required financial statement schedules of our company begin on page F-i of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Deloitte & Touche LLP; Retention of KPMG Audit Plc

On January 11, 2006, we dismissed Deloitte & Touche LLP, independent registered public accounting firm, as our auditor, effective as of such date.

The reports of Deloitte & Touche LLP on our financial statements and financial statement schedules for the fiscal years ended September 30, 2004 and September 30, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change auditors was approved by both our Audit Committee and our board of directors.

In connection with Deloitte & Touche LLP’s audits of our financial statements and financial statement schedules for the fiscal years ended September 30, 2004 and September 30, 2005, and during the subsequent interim period preceding January 11, 2006, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference thereto in its reports on our financial statements and financial statement schedules for such periods.

During our fiscal years ended September 30, 2004 and September 30, 2005, and during the subsequent interim period preceding January 11, 2006, there were no ‘‘reportable events’’ (as such term defined in Item 304 (a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) involving Deloitte & Touche LLP.

On January 11, 2006, we engaged the firm of KPMG Audit Plc, independent accountants, as our auditor, effective as of such date.

During our fiscal years ended September 30, 2004 and September 30, 2005, and during the subsequent interim period preceding January 11, 2006, neither we nor anyone acting on our behalf consulted KPMG Audit Plc regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement with Deloitte & Touche LLP or that was a ‘‘reportable event’’ (as such term defined in Item 304 (a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission).

Resignation of KPMG Audit Plc; Retention of Eisner LLP

On July 5, 2006, we received notification that KPMG Audit Plc had resigned as our auditor and that the client-auditor relationship between us and KPMG Audit Plc had ceased.

KPMG Audit Plc was retained as our auditor on January 11, 2006, subsequent to the filing by us of our Annual Report on Form 10-K with the Securities and Exchange Commission with respect to our fiscal year ended September 30, 2005. Accordingly, KPMG Audit Plc did not prepare any audit report on the financial statements and financial statement schedules of our company or any report on management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 and the effectiveness of internal control over financial reporting as of September 30, 2006.

From the retention of KPMG Audit Plc as our auditor’s on January 11, 2006 through the subsequent interim period preceding its resignation on July 5, 2006, there were no disagreements with KPMG Audit Plc on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG Audit Plc, would have caused KPMG Audit Plc to make reference in connection with their opinion to the subject matter of the disagreement.

From the retention of KPMG Audit Plc as our auditors on January 11, 2006 through the subsequent interim period preceding its resignation on July 5, 2006, there were no ‘‘reportable events’’ (as such term defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) involving KPMG Audit Plc.

On July 10, 2006, we engaged the firm of Eisner LLP, independent accountants, as our auditor, effective as of such date. The retention of Eisner LLP was approved by our Audit Committee and our board of directors.

During our fiscal years ended September 30, 2004 and September 30, 2005, and during the subsequent interim period preceding July 10, 2006, neither our company nor anyone acting on our behalf consulted Eisner LLP regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement with KPMG Audit Plc or that was a ‘‘reportable event’’ (as such term defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission).

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.

Under the rules of the Securities and Exchange Commission, ‘‘disclosure controls and procedures’’ are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Exchange Act of 1934, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the course of our disclosure controls and procedures evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary.

As discussed below, we identified a material weakness in our internal control over financial reporting as of September 30, 2006. Accordingly, and based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and providing reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of September 30, 2006 because of the material weakness in the control of oxygen cylinders in the Allied Respiratory Limited business.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No.2, is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In February 2006 the company was awarded two contracts to supply oxygen, using a mix of concentrators and clinical grade oxygen cylinders directly to patients homes, instead of the supply of oxygen in cylinders to pharmacies. In the legacy business we used some 80,000 cylinders to provide oxygen to pharmacies. They in turn distributed the oxygen to patient’s homes. The cylinders were not bar coded and the information systems to record the location of the cylinders were inadequate. Now that we have reorganized our Allied Respiratory Limited business to the new form of supply, substituting the use of cylinders only for concentrators and cylinders, we are writing off 42,000 cylinders with a book value of $5.4 million. Most of these cylinders are still in the field and it is uneconomic to collect them for scrap value. However, it is apparent to management that the manual records were inadequate to enable us to recover these assets should it be economic to do so. Accordingly, based on the specific criteria established in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that these control deficiencies constitute a material weakness.

Remediation of Material Weakness

To rectify this weakness we have started to bar code all the retained cylinders as they pass through our filling plant and we have adapted our computer systems to record the delivery and recovery of assets from patients. During the coming months we will review the effectiveness of these controls.

Our auditors, Eisner LLP, have issued a report on this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. At September 30, 2006, the Company did not maintain effective control over the safeguarding of its fixed assets as it relates to its subsidiary, Allied Respiratory, Ltd. These deficiencies resulted in a write-off of 42,000 cylinders with a book value of approximately $5.4 million as of September 30, 2006. These control deficiencies resulted in more than a remote likelihood that a material misstatement of annual or interim statements would not be prevented or detected in the annual or interim consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2006.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries as of September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated December 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP

New York, New York
December 14, 2006

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the fourth quarter, we began the remediation efforts to account for our oxygen cylinders that is described above.

Item 9B.    Other Information.

Except as follows, there was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed:

As of July 31, 2006, the Company entered into an employment agreement with David Moffatt, our chief executive officer. For a description of our employment agreement with Mr. Moffatt, see ‘‘Item 11–Executive Compensation–Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our Directors and Officers

The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Timothy M. Aitken	62	Chairman of the Board and Chief Executive Officer
Sarah L. Eames	48	Executive Vice President and Director
David Moffatt	54	Chief Financial Officer
Leslie J. Levinson	51	Secretary
Sophia Corona	43	Director
G. Richard Green	67	Director
Mark Hanley	45	Director
Wayne Palladino	48	Director
Jeffrey S. Peris	60	Director
Scott A. Shay	49	Director
Ann Thornburg	57	Director
Mark Tompkins	66	Director

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

Sarah L. Eames has served as a director of our company since June 2002 and as executive vice president of our company since November 2004. She served as chief executive officer of our company from January 2004 to November 2004, as chief operating officer of our company from June 2001 to November 2004, and as president of our company from May 1998 to November 2004. She was executive vice president of business development and marketing of our company from June 1997 to May 1998. Prior to joining our company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 to 1997. From June 1995 to November 1995, Ms. Eames served as vice president of marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 to 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc. Ms. Eames serves on the board of directors of Global Med Technologies, Inc., an e-health, medical information technology company, that provides information management software products and services to the healthcare industry.

David Moffatt has served as chief financial officer of our company since July 2006. From December 2005 until May 2006, Mr. Moffatt was a consultant to staffing businesses. From 2000 until November 2005, he was deputy European chief financial officer for Monster Worldwide, Inc., a leading global online recruitment services provider. From May 1999 to April 2000, Mr. Moffatt served as interim U.K. finance director for Monster Worldwide, Inc. From January 1999 to May 1999, he was the interim operations director of Patientline Ltd., a hospital bedside telephone, television and video company.

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

Sophia Corona has been a director of our company since November 2006. Since April 2006, Ms. Corona has been a financial advisor to privately-owned companies. From October 2001 until March 2006, she was the chief financial officer of Bigfoot Interactive, Inc (now known as Epsilon Interactive, Inc.), a provider of e-mail communications and marketing services, which was acquired by Alliance Data Systems Corporation, a New York Stock Exchange-listed company that is a provider of transaction services, credit services and marketing services, in September 2005. From 2000 to 2001, Ms. Corona was the vice president of business development for Visual Radio, LLC, a technology incubation fund that she co-founded in 1996 and in which she was employed as the chief financial officer from 1996 to 1998. From 1998 to 2000, she was a senior vice president with Prism Communications Services, Inc., a telecommunications provider.

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

Jeffrey S. Peris has been a director of our company since May 1998. Presently, Dr. Peris serves as an executive/organization advisor to leading established global and new business entities. Dr. Peris served as the vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a pharmaceutical company, from 2001 to 2006. Dr. Peris was the vice president of business operations of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources and corporate communications, from 1998 to 2001. Dr. Peris was a management consultant to various Fortune 100 companies from 1997 to 1998. From 1972 to 1997, Dr. Peris was employed by Merck Co., Inc., a pharmaceutical company, where he served as the executive director of human resources from 1985 to 1997, the executive director of marketing from 1976 to 1985, and the director of clinical biostatistics and research data systems from 1972 to 1976.

Scott A. Shay has been a director of our company since January 1996 and served as acting chairman of the board of our company from September 1996 to January 1997. Mr. Shay has been a managing director of Ranieri & Co., Inc., a private investment advisor and management company, since its formation in 1988. Mr. Shay currently serves as the chairman of the board of Signature Bank and is currently a director of Signature Securities Group Inc., as well as an officer or director of affiliates of Hyperion Partners II L.P. Prior to joining Ranieri & Co., Inc., Mr. Shay was a director of Salomon Brothers Inc., where he was employed from 1980 to 1988.

Ann Thornburg has been a director of our company since November 2006. From October 1982 until September 2006, Ms. Thornburg was a partner at PricewaterhouseCoopers LLP, an auditing firm.

At PricewaterhouseCoopers LLP, she served in a variety of client service and management roles, including acting as audit partner for major health care clients. From 2001 to 2005, Ms. Thornburg was a member of the U.S. Board of Partners and Principals of PricewaterhouseCoopers LLP.

Mark Tompkins has been a director of our company since September 2005. From 1987 to the present, Mr. Tompkins has been a self-employed investor, with a focus on private equity and capital development in publicly traded entities, notably in the healthcare, biopharmaceutical, wholesale and distribution, tourism and leisure, and manufacturing industries. From 1975 to 1987 he was active in residential and commercial property investment in the Middle East, Germany, Spain, France and the United States. From 1972 to 1975, Mr. Tompkins worked for the Slater Walker Securities group and from 1965 to 1971 he was a management consultant with Booz Allen & Hamilton. Mr. Tompkins is a director of Sodexho Alliance S.A., a company engaged in the provision of food and management services.

All directors of our company are elected by the shareholders for a one-year term and hold office until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are chosen by and serve at the discretion of the board of directors, subject to any applicable employment contracts. There are no family relationships among our directors and officers.

All directors who are not employees of our company are entitled to receive a fee of $10,000 per annum, plus reimbursement of expenses incurred as a result of acting as a director or as a member of any committee of our board of directors. In addition, Mr. Palladino is entitled to receive an additional $15,000 per annum for serving as chairman of the Audit Committee; Mr. Peris is entitled to receive an additional $10,000 per annum for serving as chairman of our Compensation Committee and on the Audit Committee; Mr. Hanley is entitled to receive an additional $5,000 per annum for serving on the Compensation Committee; and Mr. Tompkins is entitled to receive an additional $5,000 per annum for serving on our Audit Committee.

Our board of directors has determined that Sophia Corona, G. Richard Green, Mark Hanley, Wayne Palladino, Jeffrey A. Peris, Ann Thornburg and Mark Tompkins are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market.

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

During our fiscal year ended September 30, 2006, our company’s board of directors held 14 formal meetings and acted by unanimous written consent in lieu of a meeting on three separate occasions. During our fiscal year ended September 30, 2006, no director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors and any committees on which he or she served.

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

The Audit Committee consists of Messrs. Palladino, Peris and Tompkins, Ms. Corona and Ms. Thornburg. Mr. Palladino serves as chairman of the Audit Committee. All of the members of the Audit Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market. The board of directors has determined that Wayne Palladino is an ‘‘audit committee financial expert,’’ as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.

Shortly after the filing of this Annual Report on Form 10-K, Ms. Thornburg is expected to commence serving as chairwoman of the Audit Committee and Messrs. Peris and Tompkins are expected to resign from the Audit Committee. Ms. Thornburg is an ‘‘audit committee financial expert.’’. Ms. Thornburg is expected to receive an additional $30,000 per annum for acting as chairwoman of the Audit Committee and Ms. Corona is expected to receive an additional $5,000 per year for serving on the Audit Committee.

The Audit Committee was in session during each of the 14 formal meetings of our company’s board of directors during our fiscal year ended September 30, 2006. The Audit Committee also held five formal meetings during that period, but did not act by unanimous written consent during that period.

Compensation Committee.    The Compensation Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers.

The Compensation Committee consists of Messrs. Green, Hanley and Peris. Dr. Peris serves as chairman of the Compensation Committee. All of the members of the Compensation Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market.

The Compensation Committee was in session during each of the 14 formal meetings of our company’s board of directors during our fiscal year ended September 30, 2006. The Compensation Committee also held one formal meeting during that period, but did not act by unanimous written consent during that period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the ‘‘Reporting Persons’’). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2006, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2006, other than David Moffatt, who filed one Form 4 one day late. The Form 4 reported one transaction in our equity securities.

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

The following table summarizes all compensation earned by or paid to our chief executive officer and each of the other most highly compensated executive officers of our company whose total annual salary and bonus compensation exceeded $100,000 in fiscal 2006 (the ‘‘Named Executive Officers’’) for services rendered in all capacities to our company in respect of our fiscal years ended September 30, 2006, 2005 and 2004.

Summary Compensation Table

					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation			Restricted Stock Awards($)	Securities Underlying Options (#)	All Other Compensation
		Salary	Bonus
Timothy M. Aitken(1)	2006	$537,617	$—		—	300,000	$9,000	(9)
Chairman of the Board	2005	446,618	450,000	(5)	—	90,000	9,000	(9)
and Chief Executive Officer	2004	253,369	450,000	(6)	—	350,000	91,645	(10)
Sarah L. Eames(2)	2006	$123,846	$—		—	—	$7,800	(9)
Executive Vice President	2005	234,391	—		—	—	7,800	(9)
	2004	445,189	$300,000	(7)	300,000	—	1,058,570	(11)
David Moffatt	2006	$58,313	$—		—	150,000	$11,031	(12)
Chief Financial Officer(3)
Charles F. Murphy(4)	2006	$336,337	$—		—	—	$18,370	(9)
Former Chief Financial	2005	326,098	138,765	(5)	—	57,000	18,872	(9)
Officer	2004	289,073	53,781	(8)	—	—	18,286	(9)

(1)	Mr. Aitken has served as chairman of the board of our company since January 1997 and as chief executive officer of our company since November 2004. He also served as chief executive officer of our company from January 1997 until January 2004.

(2)	Ms. Eames became chief executive officer of our company in January 2004, chief operating officer of our company in June 2001 and president of our company in May 1998. She stepped down from all such positions, and assumed the office of executive vice president of our company, in November 2004.

(3)	Mr. Moffatt became chief financial officer of our company in July 2006.

(4)	Mr. Murphy became acting chief financial officer of our company in May 2003 and, in March 2004, assumed the title of chief financial officer of our company. Mr. Murphy resigned as chief financial officer of our company in June 2006. He remained with our company on a transition basis through September 2006.

(5)	Paid in fiscal 2006 as a bonus for fiscal 2005.

(6)	Consists of (a) $400,000 cash paid in fiscal 2004 as a bonus for fiscal 2004 and (b) $50,000 cash paid in fiscal 2005 as a bonus for fiscal 2004.

(7)	Paid in fiscal 2004 as a bonus for fiscal 2004.

(8)	Paid in fiscal 2005 as a bonus for fiscal 2004.

(9)	Reflects payment for a car allowance.

(10)	Reflects (a) payment of a car allowance of $8,250 and (b) the reimbursement of $83,395 in taxes incurred by Mr. Aitken in fiscal 2004 in connection with his repayment of a the principal amount of a company loan and accrued interest thereon by the delivery of shares of our common stock owned by him to us.

(11)	Of such amount, (a) $1,000,000 consists of special compensation paid to Ms. Eames for past services, (b) payment of a car allowance of $7,149 and (c) the reimbursement of $51,421 in taxes incurred by Ms. Eames in fiscal 2004 in connection with her repayment of the principal amount of a company loan and accrued interest thereon by the delivery of shares of our common stock owned by her to us.

(12)	Consists of (a) payment of a car allowance of $2,701 and (b) payments toward Mr. Moffatt’s U.K.-based private pension fund.

The following table sets forth certain information regarding options granted during fiscal 2006 to our Named Executive Officers pursuant to our 2002 Stock Option Plan. During fiscal 2006 we did not grant stock appreciation rights to any of our Named Executive Officers or any other employee. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or ‘‘option spreads’’ that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option’s term.

Option Grants in Fiscal 2006

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Timothy M. Aitken	300,000	64.5%	$1.72	9/07/16	$324,510	$822,371
Sarah L. Eames	—	—	—	—	—	—
David Moffatt	150,000	32.3%	$2.71	7/31/16	$255,646	$647,856
Charles F. Murphy	—	—	—	—	—	—

(1)	Options were granted at an exercise price equal to the fair market value of a share of our common stock on the date of grant.

(2)	The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent our company’s estimate or projection of future common stock prices.

The following table sets forth certain information with respect to our Named Executive Officers concerning the exercise of options by them during our fiscal year ended September 30, 2006 and unexercised options held by them as of September 30, 2006. We have never granted stock appreciation rights to any of our Named Executive Officers or any other employee.

Aggregate Option Exercises in Fiscal 2006
and 2006 Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(2) Exercisable/Unexercisable
Timothy M. Aitken	5,720	$16,016	1,618,280/0	$81,000/0
Sarah L. Eames	90,000	$214,560	544,000/0	NA
David Moffatt	—	—	0/150,000	NA
Charles F. Murphy	—	—	0/0	NA

(1)	Before giving effect to any transaction costs or applicable taxes.

(2)	Calculated on the basis of $1.99 per share, the closing sale price of our common stock, as reported on the Nasdaq Stock Market on September 29, 2006, the last trading day of our 2006 fiscal year, minus the exercise price.

Compensation of Directors

See ‘‘Item 10 — Directors and Executive Officers of the Registrant — Our Directors and Officers’’ with respect to compensation of non-employee directors.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

In September 2001, we entered into an employment agreement with Mr. Aitken. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that our company will negotiate in good faith, commencing not less than 90 days prior to each anniversary date of the employment agreement, the amount, if any, of future salary increases. Mr. Aitken’s salary is currently $0.6 million. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the employment agreement) of our company, Mr. Aitken or our company terminates his employment (other than for cause, death or disability), then (1) all stock options in our company held by Mr. Aitken will immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his annual base salary during the twelve months preceding the termination of employment or the change in control.

In September 2001 we entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames has agreed to continue to serve as executive vice president of our company for a period of 18 months. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $250,000 per annum. In addition, she is entitled to receive $5,000 for each trip of five business days or more that she makes to the United Kingdom on Company business; however, the maximum amount payable to her in any calendar year for such trips is $50,000. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment (other than for cause, death or disability), then (1) all stock options in our company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

In July 2006 we entered into an employment agreement with Mr. Moffatt. Our employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of G. Richard Green, Mark Hanley and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee. From October 1, 2006 until November 30, 2006, our Compensation Committee consisted of Messrs. Green and Peris. On December 1, 2005, Mr. Hanley joined the Compensation Committee. Except for Mr. Hanley, who served from 1995 to 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited, none of Messrs. Green, Hanley or Peris has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2006 that requires disclosure under the rules of the Securities and Exchange Commission.

Stock Option Plans

1992 and 2002 Stock Option Plans

In July 1992, our board of directors and shareholders approved our 1992 Stock Option Plan. Our 1992 Stock Option Plan, which is substantially similar to our 2002 Stock Option Plan discussed below, provided for the grant of options to key employees, officers, directors and non-employee independent contractors of our company. Effective with the adoption by our shareholders of our 2002 Stock Option Plan in June 2002, no further options may be granted under our 1992 Stock Option Plan. Outstanding options granted under our 1992 Stock Option Plan may be exercised in accordance with the terms of our 1992 Stock Option Plan.

In March 2002, our board of directors adopted, and in June 2002 our shareholders approved, our 2002 Stock Option Plan. Options granted under our 2002 Stock Option Plan may be either incentive stock options (‘‘Incentive Options’’), which are intended to meet the requirements of section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify as Incentive Options (which we refer to as ‘‘Non-Qualified Options’’). Under our 2002 Stock Option Plan, the Compensation Committee may grant (1) Incentive Options at an exercise price per share which is not less than the fair market value of a share of our common stock on the date on which such Incentive Options are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company) and (2) Non-Qualified Options at an exercise price per share which is determined by the Compensation Committee (and which may be less than the fair market value of a share of our common stock on the date on which such Non-Qualified Options are granted). Our 2002 Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that Incentive Options may not be exercised after the expiration of ten years from the date the Incentive Option was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of our company). Under our 2002 Stock Option Plan, if an optionee’s employment is terminated, the unexercised Incentive Options generally must be exercised within three months after termination. However, if the termination is due to the optionee’s death or permanent disability, the option must be exercised within one year of the termination of employment. If we terminate the optionee’s employment for cause, or if the optionee voluntarily terminates his employment, his options generally will expire as of the termination date. Any option granted under our 2002 Option Stock Plan will be nontransferable, except by will or by the laws of descent and distribution, and generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price.

Shares delivered under our 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by our company. Shares of common stock that are subject to options under our 2002 Stock Option Plan which have terminated or expired unexercised will return to the pool of shares available for issuance under the 2002 Stock Option Plan.

As of September 30, 2006, an aggregate of 2,122,614 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 2002 Stock Option Plan and options to purchase an aggregate of 1,951,045 shares of our common stock were available for grant under such Plan. As of September 30, 2006, an aggregate of 510,000 shares of our common stock were issuable upon the exercise of outstanding options that had been granted under our 1992 Stock Option Plan. No further options may be granted under our 1992 Stock Option Plan.

1997 Non-Employee Director Plan

In May 1997, our board of directors adopted our 1997 Option Plan for Non-Employee Directors (the ‘‘Director Plan’’), pursuant to which 100,000 shares of our common stock were reserved for issuance upon the exercise of options granted to non-employee directors. The purpose of the Director Plan is to encourage ownership of common stock by non-employee directors of our company whose continued services are considered essential to our company’s future progress and to provide them with a further incentive to remain as directors of our company. The Director Plan is administered by the board of directors. Directors of our company who are not employees of our company or any subsidiary or affiliate of our company are eligible to participate in the Director Plan. The Director Plan will terminate in May 2007; however, options outstanding on the expiration of the term shall continue to have full force and effect in accordance with the provisions of the instruments evidencing such options. The board of directors may suspend, terminate, revise or amend the Director Plan, subject to certain limitations.

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

As of September 30, 2006, no options were outstanding under the Director Plan.

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

The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of December 8, 2006 by (1) each director of our company, (2) each Named Executive Officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (9 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records. Except as set forth below, the address of each of the following holders of shares of our common stock is c/o Allied Healthcare International Inc., 555 Madison Avenue, New York, New York 10022.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Timothy M. Aitken	2,398,853	(2)	5.2%
Sarah L. Eames	1,058,718	(3)	2.3%
David Moffatt	—	(4)	—
Sophia Corona	—		—
G. Richard Green	91,854	(5)	*
Mark Hanley	5,000	(6)	*
Wayne Palladino	19,164	(7)	*
Jeffrey S. Peris	18,000	(8)	*
Lewis S. Ranieri	12,020,810	(9)	26.7%
Scott A. Shay	11,960,610	(10)	26.6%
Mark Tompkins	5,000	(6)	*
Ann Thornburg	—		—
FMR Corp.	3,618,819	(11)	8.0%
Hyperion Partners II L.P.	11,960,610	(12)	26.6%
Hyperion TW Fund L.P.	11,960,610	(13)	26.6%
Hyperion TWH Fund LLC	11,960,610	(14)	26.6%
Hyperion TWH Fund II LLC	11,960,610	(15)	26.6%
Washington & Congress Capital Partners, L.P.	7,697,578	(16)	17.1%
All current executive officers and directors as a group (11 persons).	15,557,199	(17)	33.0%

*	Less than 1%.

(1)	As of December 8, 2006, there were 44,957,492 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of December 8, 2006, but that no other shareholders have exercised the options held by them.

(2)	Consists of 682,007 shares of common stock held by Mr. Aitken, 98,566 shares of common stock held by Aitken (English) Company Limited, an affiliate of Mr. Aitken, and 1,618,280 shares subject to options held by Mr. Aitken that are exercisable within 60 days of December 8, 2006.

(3)	Consists of 473,218 shares of common stock held by Ms. Eames, 4,000 shares of common stock held jointly by Ms. Eames and her husband and 581,500 shares subject to options held by Ms. Eames that are exercisable within 60 days of December 8, 2006. Does not include an additional 112,500 shares subject to options held by Ms. Eames that are not exercisable within 60 days of December 8, 2006.

(4)	Does not include 250,000 shares subject to options held by Mr. Moffatt that are not exercisable within 60 days of December 8, 2006.

(5)	Consists of 3,000 shares of common stock held by Mr. Green, 57,995 shares of common stock held jointly by Mr. Green and his wife, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 9,000 shares subject to options held by Mr. Green that are exercisable within 60 days of December 8, 2006 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of our common stock held by Orion Nominees Limited with his wife. Does not include an additional 8,000 shares subject to options held by Mr. Green that are not exercisable within 60 days of December 8, 2006.

(6)	Consists of 5,000 shares subject to options held by such individual that are exercisable within 60 days of December 8, 2006. Does not include 10,000 shares subject to options held by such individual that are not exercisable within 60 days of December 8, 2006.

(7)	Consists of 6,164 shares of common stock held by Mr. Palladino and 13,000 shares subject to options that are exercisable within 60 days of December 8, 2006. Does not include an additional 8,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of December 8, 2006.

(8)	Consists of 2,000 shares of common stock held by Mr. Peris and 16,000 shares subject to options held by Mr. Peris that are exercisable within 60 days of December 8, 2006. Does not include an additional 8,000 shares subject to options held by Mr. Peris that are not exercisable within 60 days of December 8, 2006.

(9)	Consists of 60,200 shares of common stock owned by Mr. Ranieri, 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Ranieri. Mr. Ranieri disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Ranieri shares voting and dispositive power over the shares of common stock held by such entities with Mr. Shay. The address of Mr. Ranieri is 50 Charles Lindbergh Blvd., Suite 500, Uniondale, New York 11553.

(10)	Consists of 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC. Each of such entities is an affiliate of Mr. Shay. Mr. Shay disclaims beneficial ownership of the shares of common stock owned by such entities except to the extent of his pecuniary interest therein. Mr. Shay shares voting and dispositive power over the shares of common stock held by such entities with Mr. Ranieri.

(11)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by FMR Corp. According to the Schedule 13G, Edward C. Johnson 3d and members of his family may be deemed to control FMR Corp. According to the Schedule 13G, FMR Corp. has beneficial ownership of shares of our common stock as a result of its sole ownership of Fidelity Management & Research Company (‘‘Fidelity’’). Fidelity, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner 3,618,819 shares of our common stock as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(12)	Consists of (a) 6,854,454 shares of common stock held by Hyperion Partners II L.P. and (b) 4,148,456 shares of common stock owned by Hyperion TW Fund L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion Partners II L.P. and as to which Hyperion Partners II L.P. disclaims beneficial ownership except to the extent of its pecuniary interest therein. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. The address of Hyperion Partners II L.P. is 50 Charles Lindbergh Blvd., Suite 500, Uniondale, New York 11553.

(13)	Consists of (a) 4,148,456 shares of common stock held by Hyperion TW Fund L.P. and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 482,700 shares of common stock owned by Hyperion TWH Fund LLC and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TW Fund L.P. and as to which Hyperion TW Fund L.P. disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. The address of Hyperion TW Fund L.P. is 50 Charles Lindbergh Blvd., Suite 500, Uniondale, New York 11553.

(14)	Consists of (a) 482,700 shares of common stock held by Hyperion TWH Fund LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 475,000 shares of common stock owned by Hyperion TWH Fund II LLC, each of which are affiliates of Hyperion TWH Fund LLC and as to which Hyperion TWH Fund LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. The address of Hyperion TWH Fund LLC is 50 Charles Lindbergh Blvd., Suite 500, Uniondale, New York 11553.

(15)	Consists of (a) 475,000 shares of common stock held by Hyperion TWH Fund II LLC and (b) 6,854,454 shares of common stock owned by Hyperion Partners II L.P., 4,148,456 shares of common stock owned by Hyperion TW Fund L.P. and 482,700 shares of common stock owned by Hyperion TWH Fund LLC, each of which are affiliates of Hyperion TWH Fund II LLC and as to which Hyperion TWH Fund II LLC disclaims beneficial ownership. Scott A. Shay, a director of our company, may be deemed to be the beneficial owner of all of such shares of common stock. Mr. Shay disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. The address of Hyperion TWH Fund II LLC is 50 Charles Lindbergh Blvd., Suite 500, Uniondale, New York 11553.

(16)	Excludes 93,492 shares of common stock held by Triumph III Investors, L.P. Washington & Congress Capital Partners, L.P. may be deemed to be a member of a group that includes Triumph III Investors, L.P. The address of Washington & Congress Capital Partners, L.P. is 30 Rowes Wharf, Suite 480, Boston, Massachusetts 02110.

(17)	Includes an aggregate of 2,247,780 shares subject to options held by our executive officers and directors that are exercisable within 60 days of December 8, 2006 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership.

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2006 regarding compensation plans under which equity securities of our company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) I
Equity compensation plans approved by shareholders	2,632,614	$4.99	1,951,045
Equity compensation plans not approved by shareholders	350,000	5.39	—
Total	2,982,614	$5.03	1,951,045

The securities covered by the equity compensation plan that has not been approved by our shareholders consist of warrants that were issued to a third party. The warrants were issued as partial compensation for the third party’s agreement to provide consulting services related to corporate finance and investment banking matters. The warrants, which were issued in August 2003, expire in August 2007 and are exercisable at prices ranging from $4.75 to $6.00 per share.

Item 13.	Certain Relationships and Related Transactions.

In November 2005, upon his joining the board, we granted Mark Hanley options to purchase 15,000 shares of our common stock at a price of $6.00 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life.

In July 2006, we hired David Moffatt as our chief financial officer. For a description of our employment agreement with Mr. Moffatt, see ‘‘Item 11 — Executive Compensation — Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’ In July 2006, in connection with hiring Mr. Moffatt, we granted him options to purchase 150,000 shares of our common stock at a price of $2.71 per share. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year life.

In September 2006, we granted Mr. Aitken options to purchase 300,000 shares of our common stock at a price of $1.72 per share. The options vested in full on the date of grant and have a ten-year life.

In October 2006 we entered into an amended and restated employment agreement with Ms. Eames. Pursuant to her amended and restated employment agreement, Ms. Eames has agreed to continue to serve as executive vice president of our company for a period of 18 months. See ‘‘Item 11 — Executive Compensation — Employment Agreements; Termination of Employment and Change-in-Control Arrangements.’’ In connection with entering into the amended and restated employment agreement with Ms. Eames, on October 16, 2006 we granted to Ms. Eames options to purchase 150,000 shares of our common stock at a price of $1.92 per share. The options vest on a pro rata basis over of period of 12 months beginning on November 16, 2006.

In October 2006, we granted Mr. Moffatt options to purchase 100,000 shares of our common stock at a price of $1.92 per share. One-half of the options will vest if we meet certain performance criteria in respect of our fiscal year ending September 20, 2007 and one-half will vest if we meet certain performance criteria in respect of our fiscal year ending September 30, 2008.

Item 14.	Principal Accountant Fees and Services.

Audit and Other Fees During Fiscal 2005 and Fiscal 2006

The following table sets forth the fees we were billed in respect of our fiscal year ended September 30, 2005 and September 30, 2006 for various audit and other services. Our auditors in respect of our fiscal year ended September 30, 2005 was Deloitte & Touche LLP and our auditors in respect of our fiscal year ended September 30, 2006 was Eisner LLP.

	Fiscal 2005	Fiscal 2006
Audit fees	$2,018,155	$1,942,746
Audit-related fees	97,683	—
Tax fees	342,472	—
All other fees	—	—

Audit services included the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q, as well as the audit of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Audit services also included services that were provided in connection with regulatory filings, including the issuance of comfort letters and consents related to SEC filings. During fiscal 2006, we were billed for audit fees from Eisner LLP, KPMG Audit Plc and Deloitte & Touche LLP.

Audit-related services are assurance and related services that are related to the performance of the audit or review of our financial statements. These services principally consisted of fees associated with compliance matters related to acquisitions.

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

None of the audit-related services, tax services or other services described above under ‘‘Audit and Other Fees During Fiscal 2005 and Fiscal 2006’’ were approved by the Audit Committee after the fact in reliance upon the de minimus exception.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:	Page
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets – September 30, 2006 and 2005	F-3
	Consolidated Statements of Operations – For the Years Ended September 30, 2006, 2005 and 2004	F-4
	Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended September 30, 2006, 2005 and 2004	F-5
	Consolidated Statements of Cash Flows – For the Years Ended September 20, 2006, 2005 and 2004	F-6
	Notes to Consolidated Financial Statements	F-8
(2)	Consolidated Financial Statement Schedules:
	Schedule I – Condensed Financial Information	S-1
	Schedule II – Valuation and Qualifying Accounts	S-5
Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

(3)    Exhibits:

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
3.6	Certificate of Amendment to the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.7	Certificate of Amendment to the Certificate of Incorporation of Allied Healthcare International Inc. which defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
3.8	Certificate of Amendment to the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the New York Secretary of State on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004).

Exhibit Number	Title
3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004).
3.11	Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
3.12	Amendment to the Bylaws of Allied Healthcare International Inc. effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Form of Indemnification Agreement for officers and directors (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1994).
10.3	Transworld Home HealthCare, Inc. 1997 Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit A of our Proxy Statement for our annual meeting of shareholders held on May 28, 1997).
10.4A	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Timothy M. Aitken (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.4B	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.4C	Amendment No. 1, dated November 17, 2004, to the Employment Agreement , dated September 24, 2001, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).
10.4D	Amendment No. 2, dated September 28, 2005, to the Employment Agreement, dated September 24, 2001, as amended by Amendment No. 1, dated November 17, 2004, between Allied Healthcare International Inc. and Sarah L. Eames
10.4E*	Amended and Restated Employment Agreement, dated October 16, 2006, between Allied Healthcare International Inc. and Sarah Eames.
10.5A	Irrevocable Undertaking, dated April 22, 2002, of Timothy M. Aitken relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).

Exhibit Number	Title
10.5B	Irrevocable Undertaking, dated April 22, 2002, of Sarah L. Eames relating to the redeemable shares of Transworld Healthcare (UK) Limited (now known as Allied Healthcare Holdings Limited) (incorporated herein by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.6	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.7	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).
10.8	Employment Agreement, dated March 29, 2000, between Allied Medicare Limited and Charles Murphy (incorporated herein by reference to Exhibit 10.37 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.9	Form of Conversion Agreement between Allied Healthcare International Inc. and the holders of the shares of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (Reg. No. 333-115559) filed with the Securities and Exchange Commission on May 17, 2004).
10.10	Agreement, dated February 17, 2004, among Allied Healthcare (UK) Limited and Atos KPMG Consulting Limited (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.11	Underwriting Agreement, dated July 1, 2004, between Allied Healthcare International Inc. and the underwriters named therein (incorporated herein by referenced to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12A	Facility Agreement, dated July 19, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare International Inc., Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein as guarantors, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by referenced to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12B	Amendment Letter, dated July 28, 2006, between Allied Healthcare Holdings Limited, Allied Healthcare Group Holding Limited, Barclays Bank PLC and Lloyds TSB Bank plc Limited (incorporated herein by reference to Exhibit 10.19 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.12C	Second Amendment Letter, dated September 11, 2006 (effective September 13, 2006), among Allied Healthcare Holdings Limited, Allied Healthcare Group Holding Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2006).

Exhibit Number	Title
10.12D	Third Amendment Letter, dated October 17, 2006, among Allied Healthcare Holdings Limited, Allied Healthcare Group Holding Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.21 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).
10.12E	Fourth Amendment Letter, dated November 10, 2006, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.22 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).
10.13	Floating Security Document, dated July 19, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein, and Barclays Bank plc, as security agent (incorporated herein by referenced to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14	Subordination Deed, dated July 19, 2004, among Allied Healthcare International Inc., Barclays Bank plc and Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited) (incorporated herein by referenced to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.15*	Employment Agreement, dated July 31, 2006, between Allied Healthcare Group Limited and David Moffatt.
10.16*	Facility Agreement, dated July 19, 2004, as amended and restated on December 12, 2006, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. named therein, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein.
10.17*	Pledge and Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent.
10.18*	Intellectual Property Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent.
11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).
14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003).
16.1	Letter, dated January 11, 2006, from Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006).
16.2	Letter, dated July 18, 2006, from KPMG Audit Plc to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2006).
21*	Subsidiaries of Allied Healthcare International Inc.
23.1*	Consent of Eisner LLP, independent registered public accounting firm of Allied Healthcare International Inc.

Exhibit Number	Title
23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Allied Healthcare International Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
99.1	AIM Schedule 1 — Pre-Admission Announcement filed by Allied Healthcare International Inc. with the Alternative Investment Market of the London Stock Exchange (incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Timothy M. Aitken
Name: Timothy M. Aitken Title:Chairman of the Board and Chief Executive Officer

Dated: December 14, 2006

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Timothy M. Aitken, David Moffatt and Marvet Abbassi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy M. Aitken	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 14, 2006

Timothy M. Aitken

/s/ Sarah L. Eames	Executive Vice President and Director	December 14, 2006

Sarah L. Eames

/s/ David Moffatt	Chief Financial Officer (principal financial and accounting officer)	December 14, 2006

David Moffatt

/s/ Sophia Corona	Director	December 12, 2006

Sophia Corona

/s/ G. Richard Green	Director	December 12, 2006

G. Richard Green

/s/ Mark Hanley	Director	December 11, 2006

Mark Hanley

/s/ Wayne Palladino	Director	December 14, 2006

Wayne Palladino

/s/ Jeffrey S. Peris	Director	December 12, 2006

Jeffrey S. Peris

/s/ Scott A. Shay	Director	December 14, 2006

Scott A. Shay

/s/ Ann Thornburg	Director	December 12, 2006

Ann Thornburg

/s/ Mark Tompkins	Director	December 13, 2006

Mark Tompkins

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.

We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) as of September 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed at Item 15(b). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2006, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allied Healthcare International Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ EISNER LLP

New York, New York

December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) as of September 30, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York

November 28, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,583	$5,873
Accounts receivable, less allowance for doubtful accounts of $1,713 and $1,734, respectively	29,641	33,443
Unbilled accounts receivable	11,823	11,197
Inventories	586	359
Deferred income taxes	691	—
Prepaid expenses and other assets	1,547	3,028
Total current assets	47,871	53,900
Property and equipment, net	27,076	22,538
Goodwill	112,710	216,984
Other intangible assets, net	6,655	9,290
Derivative asset	252	—
Deferred income taxes	197	—
Deferred financing costs and other assets	581	727
Total assets	$195,342	$303,439
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,236	$10,577
Accounts payable	4,739	2,649
Accrued expenses, inclusive of payroll and related expenses	31,005	26,463
Liabilities of discontinued operations	690	690
Taxes payable	1,366	2,152
Total current liabilities	49,036	42,531
Long-term debt	59,923	53,765
Derivative liability	—	750
Deferred income taxes and other long-term liabilities	—	4,534
Total liabilities	108,959	101,580
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,542 and 45,441 shares, respectively	455	454
Additional paid-in capital	238,944	237,796
Accumulated other comprehensive income	13,258	6,112
Accumulated deficit	(163,980)	(40,209)
	88,677	204,153
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	86,383	201,859
Total liabilities and shareholders’ equity	$195,342	$303,439

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Revenues:
Net patient services	$280,205	$342,031	$317,393
Net respiratory, medical equipment and supplies	14,402	9,158	7,905
Total revenues	294,607	351,189	325,298
Cost of revenues:
Patient services	194,475	243,304	227,816
Respiratory, medical equipment and supplies	10,521	4,214	4,311
Impairment of respiratory, medical equipment and supplies	5,932	—	—
Total cost of revenues	210,928	247,518	232,127
Gross profit	83,679	103,671	93,171
Selling, general and administrative expenses	75,552	73,948	63,544
Impairment of goodwill	121,901	—	—
Impairment of long-lived assets (fixed assets and other intangibles)	10,295	—	—
Operating (loss) income	(124,069)	29,723	29,627
Interest income	127	212	852
Interest expense	(4,272)	(4,201)	(14,579)
Foreign exchange income (loss)	73	(98)	(184)
Other income (expense)	39	(175)	—
(Loss) income before income taxes	(128,102)	25,461	15,716
(Benefit from) provision for income taxes	(4,331)	6,725	5,847
Net (loss) income	(123,771)	18,736	9,869
Redeemable preferred dividends, conversion fees and accretion	—	—	7,020
Net (loss) income available to common shareholders	$(123,771)	$18,736	$2,849
Basic net (loss) income available to common shareholders per share of common stock	$(2.75)	$0.42	$0.10
Diluted net (loss) income available to common shareholders per share of common stock	$(2.75)	$0.41	$0.10
Weighted average number of common shares outstanding:
Basic	44,930	44,684	27,419
Diluted	44,930	45,169	28,104

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Officers’ Loans	Treasury Shares	Total
	Shares	Amount
Balance, September 30, 2003	22,689	227	142,897	3,140	(68,814)	(1,002)	(1,285)	75,163
Comprehensive income:
Net income					9,869			9,869
Foreign currency translation adjustment				7,638				7,638
Comprehensive income								17,507
Issuance of common stock for:
Offering	14,500	145	70,905					71,050
Conversion of Series A preferred stock	7,774	77	35,136					35,213
Exercise of stock options	87	1	400					401
Common stock issuance costs			(5,335)					(5,335)
Conversion fees paid to Series A preferred shareholders, net of conversion agreements claw back feature			(2,029)					(2,029)
Write-off of remaining Series A preferred stock issuance costs			(1,696)					(1,696)
Accretion of Series A preferred stock issuance costs			(366)					(366)
Dividends on Series A preferred stock			(2,924)					(2,924)
Interest on notes to officers						(7)		(7)
Repayment of notes issued to officers						1,009	(1,009)	(—)
Balance, September 30, 2004	45,050	450	236,988	10,778	(58,945)	—	(2,294)	186,977
Comprehensive income:
Net income					18,736			18,736
Foreign currency translation adjustment				(4,258)				(4,258)
Unrealized losses from cash flow hedging activities				(408)				(408)
Comprehensive income								14,070
Issuance of common stock for: Exercise of stock options	391	4	808					812
Balance, September 30, 2005	45,441	$454	$237,796	$6,112	$(40,209)	$—	$(2,294)	$201,859
Comprehensive loss:
Net loss					(123,771)			(123,771)
Foreign currency translation adjustment				6,466				6,466
Unrealized gains from cash flow hedging activities				680				680
Comprehensive loss								(116,625)
Non-cash based stock compensation			736					736
Issuance of common stock for: Exercise of stock options	101	1	410					411
Excess tax benefits on stock options exercised			2					2
Balance, September 30, 2006	45,542	$455	$238,944	$13,258	$(163,980)	$—	$(2,294)	$86,383

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Cash flows from operating activities:
Net (loss) income	$(123,771)	$18,736	$9,869
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	5,539	3,293	2,419
Amortization of intangible assets	1,826	1,574	644
Amortization of debt issuance costs and warrants	180	446	1,645
Impairment of goodwill	121,901	—	—
Impairment of long-lived assets	16,227	—	—
Provision for (reversal of) allowance for doubtful accounts	431	758	(1,653)
(Gain) loss on sale of fixed assets	(3)	7	3
Interest in kind	—	—	540
Stock based compensation	736	21	—
Excess tax benefits on stock options exercised	(2)	—	—
Interest accrued on loans to officers	—	—	(7)
Write-off of deferred financing fees and debt discount	—	—	4,152
Deferred income taxes	(5,669)	152	1,030
Changes in operating assets and liabilities, excluding
the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	5,229	(2,201)	9,479
(Increase) decrease in inventories	(196)	37	61
Decrease (increase) in prepaid expenses and other assets	1,668	(2,545)	2,861
Increase (decrease) in accounts payable and other liabilities	1,267	1,213	(7,489)
Net cash provided by operating activities	25,363	21,491	23,554
Cash flows from investing activities:
Capital expenditures	(23,791)	(9,709)	(7,829)
Proceeds from sale of property and equipment	21	8	29
Payments for acquisitions – net of cash acquired	(844)	(14,504)	(8,976)
Proceeds limited to future acquisitions	—	1,850	41,974
Payments on acquisitions payable	(5,259)	(4,793)	(1,681)
Net cash (used in) provided by investing activities	(29,873)	(27,148)	23,517

(Continued)

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Cash flows from financing activities:
Payments for financing fees and stock issuance costs	—	(8)	(6,223)
Payments on preferred dividends and conversion fees	—	—	(9,422)
Proceeds from issuance of stock	—	—	71,050
Payments on notes payable	—	(1,850)	(38,740)
Proceeds from long-term debt	—	—	53,781
Borrowings under revolving loan, net	13,508	13,876	8,964
Payments on long-term debt	—	—	(129,305)
Principal payments on long-term debt	(10,806)	(11,101)	(10,039)
Proceeds from sale of interest rate cap and floor agreement	—	98	—
Stock options exercised	411	791	401
Excess tax benefits on stock options exercised	2	—	—
Net cash provided by (used in) financing activities	3,115	1,806	(59,533)
Effect of exchange rate on cash	(895)	425	70
Decrease in cash	(2,290)	(3,426)	(12,392)
Cash and cash equivalents, beginning of year	5,873	9,299	21,691
Cash and cash equivalents, end of year	$3,583	$5,873	$9,299
Supplemental cash flow information:
Cash paid for interest	$4,063	$7,589	$10,444
Cash paid for income taxes, net	$3,206	$5,398	$8,528
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired	$949	$19,959	$9,975
Liabilities assumed or incurred	(105)	(2,316)	(628)
Cash paid for acquisitions (including related expenses)	844	17,643	9,347
Cash acquired	—	3,139	371
Net cash paid for acquisitions	$844	$14,504	$8,976

See notes to consolidated financial statements

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.    Business and Operations:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At September 30, 2006, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of nurses, nurses aides and home health aides (known as carers in the U.K.), which comprises its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes (which provide assisted living without medical services) and homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies medical-grade oxygen for use in respiratory therapy to the U.K. pharmacy market and Northern Ireland and oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts awarded to the Company by the U.K. Department of Health, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 4. The Company’s supply of medical-grade oxygen for use in respiratory therapy, oxygen concentrators and unified oxygen services comprise its oxygen segment (‘‘Oxygen’’).

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

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $468 and $2,483 at September 30, 2006 and 2005, respectively.

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

In December 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all share-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. The Company recognizes compensation expense on a straight-line basis over the requisite service period for its share-based compensation plans.

Accounts Receivable:

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

September 30, 2006 and September 30, 2005, $29,641 (15.2%) and $33,443 (11.0%), respectively, of the Company’s total assets consisted of accounts receivable. The Company’s goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. The Company maintains credit controls to ensure cash collection on a timely basis.

Each fiscal year the Company undertakes a review of its methodology and procedure for reserving for its doubtful accounts. This process also takes into account the Company’s actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts.

Inventories:

Inventories, which consist primarily of oxygen for use in respiratory therapy, ancillary medical supplies and certain medical equipment, are valued at the lower of cost (determined using a first-in, first-out method) or market value.

Property and Equipment:

Property and equipment, including revenue-producing equipment, is carried at cost, net of accumulated depreciation and amortization. Revenue-producing equipment consists of oxygen cylinders, oxygen concentrators and oxygen valves. Depreciation of revenue-producing equipment is provided on the straight-line method over their estimated useful lives ranging from seven to twenty years. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.

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

In accordance with FAS No. 142,‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS No. 142’’), all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2006 and determined there was an impairment to its recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in the Company’s Staffing segment due to the decline of revenues from the National Health Services (‘‘the NHS’’), decrease in profits in the Company’s Oxygen segment due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see Note 4), the Company’s current market capitalization at time of review as well as the current and projected operating results. As such, the Company recognized pre tax impairment charges of $110,004 and $11,897 related to the Staffing and Oxygen segments, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2006:

	Staffing	Oxygen	Total
Balance at October 1, 2004	$194,058	$12,052	$206,110
Goodwill acquired during period	15,623	—	15,623
Foreign exchange effect	(4,504)	(245)	(4,749)
Balance at September 30, 2005	205,177	11,807	216,984
Goodwill acquired during period	8,741	—	8,741
Goodwill impairment	(110,004)	(11,897)	(121,901)
Foreign exchange effect	8,624	262	8,886
Balance at September 30, 2006	$112,538	$172	$112,710

Goodwill acquired during the fiscal year ended September 30, 2006 mainly relates to contingent earnouts, that were dependent upon future earnings of previous acquisitions, which have been earned in this fiscal year end. Included in the goodwill acquired during the years ended September 30, 2006 and 2005 are the re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with prior year acquisitions of $194 and $753, respectively. In addition, of the $112,710 goodwill amount, approximately $6,603 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		September 30, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,000	$3,371	$6,629
Trade names	3	193	193	—
Non-compete agreements	2 – 3	225	199	26
Favorable leasehold interests	2 – 5	9	9	—
Total		$10,427	$3,772	$6,655

		September 30, 2005
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$11,355	$2,087	$9,268
Trade names	3	181	171	10
Non-compete agreements	2 – 3	94	88	6
Favorable leasehold interests	2 – 5	21	15	6
Total		$11,651	$2,361	$9,290

The Company reviewed the carrying amount of its other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS in its Staffing segment. Thus, in accordance with the provisions of FAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), the Company has recognized pre tax impairment charges of $995 and $3 related to it customer relationships and favorable leasehold interests, respectively, in the fourth quarter of fiscal 2006 which are reflected in the gross carrying amounts above. The total impairment charge of $998 is included in the ‘‘Impairment of Long-Lived Assets’’ caption in the Company’s Consolidated Statements of Operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Amortization expense for other intangible assets subject to amortization was $1,826, $1,574 and $644 for the years ended September 30, 2006, 2005 and 2004, respectively. At September 30, 2006, estimated future amortization expense of other intangible assets subject to amortization is as follows: approximately $1,657, $1,551, $1,511, $1,319 and $438 for the fiscal years ending September 30, 2007, 2008, 2009, 2010 and 2011, respectively.

Deferred Financing Costs:

Costs incurred in obtaining long-term financing are amortized over the terms of the long-term financing agreements using the straight-line method. At September 30, 2006 and 2005, other assets included $514 and $660 of deferred financing costs, net of accumulated amortization of $421 and $220, respectively. During the fourth quarter of fiscal 2004, the Company wrote-off $2,937 of deferred refinancing costs related to the refinancing of its former senior credit facility. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

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

Revenue Recognition:

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which account for approximately 95% of the Company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are delivered, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

The Company receives a majority of its revenue from the NHS and other U.K. governmental payors. Certain revenues are subject to review by third-party payors, and adjustments, if any, are recorded when determined. For the years ended September 30, 2006, 2005 and 2004, 68.0%, 66.2% and 65.0%, respectively, of the Company’s net revenues were attributable to the NHS and other U.K. governmental payor programs.

Earnings Per Share:

Basic earnings per share (‘‘EPS’’) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At September 30, 2006, 2005 and 2004, the Company had outstanding stock options and warrants to purchase 2,983, 677 and 1,493 shares, respectively, of common stock

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

ranging in price from $1.72 to $7.25, $6.20 to $7.25 and $5.41 to $7.25 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or such effect would have been anti-dilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,930	44,684	27,419
Effect of dilutive securities – stock options and warrants	—	485	685
Shares used in computation of diluted EPS of common stock	44,930	45,169	28,104

Comprehensive (Loss) Income:

Components of comprehensive (loss) income include net (loss) income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains (losses) from cash flow hedging activities, which are the only items of other comprehensive (loss) income impacting the Company.

Impairment of Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell. The Company has recognized impairment charges in fiscal 2006. See Goodwill and Other Intangible Assets above for impairment charges related to goodwill and Note 5 for charges related to fixed assets.

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of accumulated other comprehensive (loss) income included in shareholders’ equity.

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

The Company’s U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and Northern Ireland, unified oxygen serviced directly to customers in the South East of England as well as provide oxygen concentrators to customers in Northern Ireland.

Fair Value of Financial Instruments:

Cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

derivative asset (liability) is recorded at its estimated fair value. The estimated fair value of the Company’s outstanding borrowings approximates their carrying value at September 30, 2006 and 2005.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. At September 30, 2006 and 2005, 69.1% and 66.2% of accounts receivable was due from the NHS and other U.K. governmental payors, respectively, with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

Use of Management’s Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contingencies, valuation of inventories, accrued expenses, depreciation and amortization.

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

In July 2006, the FASB issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’). The interpretation in SAB No. 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This interpretation establishes the staff’s approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on its consolidated financial position and results of operations.

In September 2006. the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘‘FAS No. 158’’). FAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS No.158 also requires an employer to measure the funded status of a plan as of the date of its year-end statements of financial position, with limited exceptions. FAS No. 158 is effective for fiscal years ending after December 15, 2006 for the initial recognition of the funded status of a defined benefit postretirement plan and the required disclosures. The Company does not believe the adoption of FAS No. 158 will have a material impact on its consolidated financial position and results of operations.

3.    Business Combinations:

In fiscal 2006, the Company acquired the entire issued share capital of a home care training agency for approximately $778 in cash and additional contingent cash consideration of up to $936 dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with the Company until at least December 31, 2006. Of the $936 contingent cash consideration, the Company has recognized accrued compensation costs of $524, net of income tax, as the acquisition contract required the sellers to remain in employment with the Company until at least December 31, 2006 (the earnout period).

In fiscal 2005, the Company acquired a total of 9 Social Service agencies for approximately $17,059 in cash and $69 in acquisition payable, which was paid in fiscal 2006. As of

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9,735 in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2006 a total of $6,326 was earned, of which $2,247 remains payable as of September 30, 2006. The remaining balance of contingent consideration was unearned and will not be required.

In fiscal 2004, the Company acquired a total of 8 flexible staffing agencies for approximately $8,610 in cash. At September 30, 2004, these transactions included provisions to pay additional amounts, payable in cash, of up to $10,501 in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2005 and 2006 a total of $6,970 was earned, of which $1,963 remains payable as of September 30, 2006. The remaining balance of contingent consideration was unearned and will not be required.

In fiscal 2006, Company completed its purchase price allocation for its fiscal 2005 acquisitions. Accordingly, final tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $5,853, $5,560 and $2,271, respectively, with the remaining portion of $9,176 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclass of $194 from separately identifiable intangible assets to goodwill.

In fiscal 2005, the Company completed its purchase price allocation for its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,311, $3,493 and $709, respectively, with the remaining portion of $4,913 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclass of $753 from goodwill to separately identifiable intangible assets.

In fiscal 2004, the Company completed its purchase price allocation for its remaining fiscal 2003 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $377, $1,209 and $368, respectively, with the remaining portion of $5,109 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclass of $215 from goodwill to separately identifiable intangible assets.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

4.    Reorganization:

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators directly to patients. Following a tender process, the Company was awarded two of the contracts submitted which commenced in February 2006. As the existing cylinder business was organized on a National distribution structure, the award of the areas in the South East of England required the setting up of additional facilities in the South East of England which was effected in the second quarter of fiscal 2006. These changes resulted in the Company incurring additional charges and capital expenditures in fiscal 2006 as it commenced supplying under the new contracts. The Company’s supply of cylindered gases in Northern Ireland and Scotland is unaffected, as is its contract to supply oxygen concentrator services in Northern Ireland.

Due to transition problems transferring the oxygen cylinder business from community pharmacies the Company has incurred higher than anticipated implementation expenses to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company is still facing a higher than anticipated cost structure as it transitions over all customers from the pharmacies to the home delivery service. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its operations. Thus, instead of operating through a number of different subsidiaries to supply healthcare staff, the Company’s healthcare staffing business was reorganized into two main operations. One part of the Company’s flexible healthcare staffing business is operated by its Allied Staffing Professionals Limited subsidiary, which provides staff to the NHS under the NHS Framework Agreements and also provides staff to its former operations in the northern England. The remainder of the Company’s healthcare staffing business is operated by its Allied Healthcare Group Limited subsidiary, and includes the rest of its NHS business and all its homecare work. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At September 30, 2006, $315 to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid. At September 30, 2005, $601 to satisfy existing lease obligations on the closure of several of its U.K. offices and $50 for severance and employee related costs had not been paid.

In the fourth quarter of fiscal 2005, the Company also rebranded the U.K. group operations and launched a new corporate logo. The Company recognized a charge of $1,017 in its fourth quarter of fiscal 2005 related to the new corporate logo.

5.    Property and Equipment:

Major classes of property and equipment, net, consist of the following at September 30:

	2006	2005
Revenue producing equipment	$18,121	$15,401
Furniture, fixtures and equipment (including software)	28,212	24,393
Land, buildings and leasehold improvements	1,044	895
	47,377	40,689
Less, accumulated depreciation and amortization	20,301	18,151
	$27,076	$22,538

In the fourth quarter of fiscal 2006 the Company recognized a pre-tax charge of $9,040 of software costs related to its Staffing segment computerized accounting and payroll system based on the Oracle platform that was implemented in fiscal 2005. The system is currently operating in only four of its branches. The Company has discovered that the system is too slow for the nature of its business and therefore is not achieving full functionality. As such, the Company has decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to its other branches as it believes the cost to have a workable model would exceed alternate solutions. The Company is currently reassessing its operating system and researching alternate lower cost solutions to implement. The write-off is classified within ‘‘Impairment of long-lived assets’’ on the Consolidated Statements of Operations.

Also, in the fourth of fiscal 2006, the Company recognized pre-tax charges related to its Oxygen segment of $5,381, $551 and $257 for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts, the Company has made significant capital expenditures, amounting to $14,738, in order to fulfill its obligation under the new contracts. The Company has substituted a number of cylinders with oxygen concentrators As such, the Company believes that these oxygen cylinders have become obsolete and have no further use to the Company. The Company also invested in an oxygen filling station whereby its cylinders would be re-filled. But, due to the location of the plant and strict noise

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

pollution governmental rules, the Company does not believe it will be able to utilize such plant. The Company also wrote-off various software costs related to transitioning to its new oxygen contracts that it believes has no future benefit. The total write-offs of $5,932 related to the oxygen cylinders and filling plant are classified under ‘‘Cost of revenues — Impairment of respiratory, medical equipment and supplies’’ on the Consolidated Statements of Operations. The write-off of software costs is classified within ‘‘Impairment of long-lived assets’’ on the Consolidated Statements of Operations.

Depreciation and amortization of property and equipment for the years ended September 30, 2006, 2005 and 2004 were $5,539, $3,293 and $2,419, respectively. The net book value of revenue producing equipment was $13,182 and $8,417 at September 30, 2006 and September 30, 2005, respectively.

6.     Accrued Expenses:

Accrued expenses consist of the following at September 30:

	2006		2005
Payroll and related expenses	$18,057		$18,015
Acquisitions payable (on earned contingent consideration)	4,210	(A)	1,632
Professional fees	2,294		1,586
Interest payable	696		626
Other	5,748		4,604
	$31,005		$26,463

(A)	Included in the $4,210 is $1,077 that is currently under negotiation with the owners of the previously acquired entity.

Related to the Company’s fiscal 2003 discontinued operations on the sale of two of its subsidiaries, are recorded liabilities in the amount of $690 related to certain tax contingencies at September 30, 2006 and 2005.

7.    Debt:

In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) obtained a new senior credit facility. Subject to the terms of the senior credit facility, ancillary facilities, in the form of an additional facility or financial accommodation (including an interest rate swap, cap, or other arrangement for the hedging or fixing of interest), are available up to a maximum of £15 million based on the Company’s senior lenders discretion.

The senior credit facility (together with approximately $65,715 of the net proceeds of the Company’s fiscal 2004 completed public offering) refinanced the Company’s former senior credit facility and mezzanine indebtedness, both of which had been entered into on December 17, 1999. The senior credit facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility.

The senior credit facility consists of the following:

•	£30,000 ($56,178) term loan A, maturing July 19, 2009; and

•	£20,000 ($37,452) revolving loan B maturing July 19, 2009 which may be drawn upon until June 19, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Repayment of the term loan A commenced in January 2005 and continues semi-annually until final maturity. Repayment of revolving loan B shall be on the last day of its interest period. Both the A and B loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 0.90% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2006, the Company had outstanding borrowings of $33,707 and $37,452 relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.66% to 5.68%. As of September 30, 2005, the Company had outstanding borrowings of $42,307 and $22,035 relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.37% to 5.36%.

In the fourth quarter of fiscal 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3,000 ($5,618) for general corporate purposes. The Company had utilized such Overdraft Facility in the fourth quarter of fiscal 2006 and had no amounts outstanding as of September 30, 2006. The Overdraft Facility is currently repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility will be charged at the same rate as loans under the revolving loan B.

The senior credit facility agreement is based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. The Company is also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2006, the Company was not in compliance with the covenant ratio of EBIT to Interest Expense and was in compliance with the remainder of the covenants. As of September 30, 2005, the Company was in compliance with all such covenants. On December 8, 2006 the Company obtained a temporary waiver from the bank on such covenant. The waiver will be in effect through October 15, 2007. Further, the Company was working with its senior lenders on resetting, among other things, the EBIT to Interest Expense covenant. Subsequent to September 30, 2006, the Company amended and restated its senior credit facility to reset its financial covenants. See Note 16.

Notes Due in Connection with Acquisitions.    The Company repaid, through Allied Holdings, notes payable of $1,850 and $38,740 issued in connection with the acquisition of certain U.K. flexible staffing agencies, in fiscals 2005 and 2004 respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Guarantees.    The senior credit facility is collateralized by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2006 and 2005, the amounts guaranteed, which approximate the amounts outstanding, totalled $71,159 and $64,342, respectively. Subsequent to September 30, 2006 and in conjunction with the amendment to the senior credit facility, the Company has granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Financial Instruments.    In March 2003, the Company entered into a Rate Cap and Floor Collar Agreement that capped its interest rate at LIBOR of 5.50% and its interest floor at LIBOR of 4.47%, subject to special provisions, on approximately $93,630 of the Company’s floating rate debt under a contract which would have expired in March 2008. In February 2005, the Company sold this derivative instrument for approximately $100.

In February 2005, the Company entered into two interest rate swap agreements, which expire in July 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $56,178 of the Company’s floating rate debt until January 2008 and then decreases by $5,618 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $252 at September 30, 2006 and a liability of $750 at September 30, 2005. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2006 and 2005, the effective portion of the income (loss) on the interest rate swap agreements designated as cash flow hedges was $272, net of $117 of income tax and ($408), net of $175 income tax, respectively, and is included in other comprehensive income. In fiscals 2006 and 2005, the Company recognized other income of $27, net of $12 of income tax and other expense of $123, net of $53 of income tax, respectively, related to the cash flow hedge ineffectiveness. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Annual maturities of long-term debt for each of the next five years are:

Year ending September 30,
2007	$11,236
2008	11,236
2009	48,687
$71,159

8.    Series A Preferred Stock:

In fiscal 2002, the Company exchanged equity investments and subordinated debt investments in its U.K. subsidiaries for shares of its common stock. The Company issued 7,774 shares of its Series A preferred stock with an aggregate liquidation preference of £22,287 ($35,213 at the fixed exchange rate of $1.58 set forth in an amendment to our certificate of incorporation defining the rights of the Series A preferred stock). The shares of Series A preferred stock were issued to certain equity investors in Allied Holdings in exchange for 22,287 ordinary shares of Allied Holdings.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

During March through May of 2004, the Company entered into conversion agreements (the ‘‘Conversion Agreements’’) with all of the holders of our Series A preferred stock. Pursuant to the Conversion Agreements, such holders converted their shares into a like number of shares of common stock upon the consummation of the Company’s July 7, 2004 issuance of 14,500 shares of its common stock pursuant to the registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 1, 2004 (the ‘‘Offering’’). The Company paid to the holders of the Series A preferred stock an aggregate of $7,388 in accrued and unpaid dividends and $2,034 conversion fee from the proceeds of the offering.

9.    Shareholders’ Equity:

In January 2001, the Company initiated a stock repurchase program, whereby the Company may purchase up to approximately $1,000 of its outstanding common stock in open market or privately negotiated transactions. In May 2003, the Company initiated another stock repurchase program, whereby the Company may purchase up to an additional $3,000 of its outstanding common stock in open market transactions or in privately negotiated transactions. As of September 30, 2006, the Company had acquired 408 shares for an aggregate purchase price of $1,285 pursuant to its stock repurchase programs, which are reflected as treasury stock in the consolidated balance sheet at September 30, 2006. In addition, as of September 30, 2006, the Company had acquired, in fiscal 2004, 177 shares of its common stock for an aggregate value of $1,009 related to delivery to it of shares of its common stock by certain executives for payment on promissory notes issued by them to the Company.

10.    Income Taxes:

The provision for income taxes from continuing operations for the years ended September 30, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Current:
Federal	$(2)	$2	(68)
Foreign	1,346	6,388	4,885
Deferred:
Foreign	(5,675)	335	1,030
(Benefit from) provision for income taxes	$(4,331)	$6,725	$5,847

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accrued expenses	$348	$671
Federal net operating loss carryforward	25,939	26,047
State net operating loss carryforward	9,026	9,064
Provision for doubtful accounts	691	—
Depreciation	1,108	8
Intangible assets	67	85
Stock Options	242	—
Other, net	6	237
Gross deferred tax assets	37,427	36,112
Valuation allowance	(35,563)	(35,887)
Net deferred tax assets	1,864	225
Deferred tax liabilities:
Depreciation	—	(1,947)
Intangible assets	(900)	(2,787)
Other, net	(76)	—
Deferred tax liabilities	(976)	(4,734)
Net deferred tax asset (liability)	$888	$(4,509)

The Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

As of September 30, 2006, the Company has a federal net operating loss carryforward of approximately $76,290 which if unused, will expire in the years 2018 through 2023. Current or future ownership changes may limit the future realization of these net operating losses in accordance with Internal Revenue Code Section 382.

Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income taxes at 34%	$(43,555)	$8,657	$5,343
Nondeductible compensation	1	—	304
Nondeductible goodwill impairment	34,732	—	—
Valuation allowance	(324)	55	1,071
Stock options	(3)	(424)	—
Foreign tax, net	5,146	(1,486)	(876)
Other, net	(328)	(77)	5
(Benefit) provision for income taxes	$(4,331)	$6,725	$5,847

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Provision has not been made for U.S. or additional foreign taxes for undistributed earnings of the U.K. foreign subsidiaries. Any of those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of additional taxes that might be payable on the earning of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.

(Loss) income before income taxes generated from the U.K. operations for the years ended September 30, 2006, 2005 and 2004 was ($128,661), $24,144 and $19,970, respectively.

11.    Stock Options and Warrants:

Stock Options:

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan (‘‘Option Plan’’), no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 1,951 shares at September 30, 2006.

Following is a summary of transactions under the Option Plan during the year ended September 30, 2006, 2005 and 2004:

	2006		2005		2004
	Number Of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)
Outstanding beginning of year	2,610	5.49	2,646	4.87	2,254	4.58
Granted	465	2.18	652	5.93	713	5.70
Exercised	(101)	4.04	(410)	2.18	(87)	4.63
Forfeited	(341)	5.28	(278)	5.54	(234)	4.68
Outstanding end of year	2,633	4.99	2,610	5.49	2,646	4.87

A summary of the options outstanding and exercisable as of September 30, 2006 is as follows:

Range of Exercise Price ($)	Number Outstanding	Weighted-Average Exercise Price of Options Outstanding ($)	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($)
1.72 – 2.71	450	2.05	9.9	81
3.83 – 5.70	1,572	5.02	7.2	—
6.00 – 7.25	611	7.05	1.8	—
	2,633	4.99	6.4	81

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

Range of Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price of Options Exercisable ($)	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($)
1.72 – 2.71	300	1.72	9.9	81
3.83 – 5.70	1,516	5.00	7.2	—
6.00 – 7.25	532	7.19	0.8	—
	2,348	5.08	6.1	81

The weighted average grant-date fair value of stock options granted during the years ended September 30, 2006, 2005 and 2004 was $1.34, $4.44 and $4.22, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $240, $1,718 and $360. For options exercised during the years ended September 30, 2006, 2005 and 2004, $411, $791 and 401, respectively, was received in cash to cover the exercise price of the options exercised. In addition, for the year ended September 30, 2005, 19 option shares were also used to cover the exercise price of the options exercised.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected life (years)	6	9	9
Risk-free interest rate	4.7%	4.1%	2.6%
Volatility	66.0%	63.9%	66.0%
Expected dividend yield	0%	0%	0%

Following is a summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the year ended September 30, 2006:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	399	4.15
Granted	465	1.34
Vested	(519)	2.22
Forfeited	(60)	4.63
Nonvested at September 30, 2006	285	2.98

The total fair value of share options vested during the years ended September 30, 2006, 2005 and 2004 was $1,153, $2,286 and $4,159, respectively.

As a result of adopting FAS No. 123R, for the year ended September 30, 2006 share-based compensation cost recognized in selling, general and administrative expenses increased loss before income taxes, by $736 and net loss by $663, compared with that if the Company had continued to account for stock-based compensation under APB No. 25. For the year ended September 30, 2006, the adoption of FAS No. 123R had a $0.01 impact on EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of September 30, 2006 there was $635 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.1 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

The following presents pro forma net income and related per share amounts as if the fair value based method had been used to account for the Company’s stock options for the years ended September 30, 2005 and 2004:

	2005	2004
Net income available to common shareholders, as reported	$18,736	$2,849
Add: Stock-based compensation included in reported net income, net of related tax effect	21	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,143)	(3,876)
Pro forma net income (loss) attributable to common shareholders	$16,614	$(1,027)
Net income (loss) per share:
Basic – as reported	$0.42	$0.10
Basic – pro forma	$0.37	$(0.04)
Net income (loss) per share:
Diluted – as reported	$0.41	$0.10
Diluted – pro forma	$0.37	$(0.04)

On May 28, 1997, the Company adopted a stock option plan for non-employee directors (the ‘‘Directors Plan’’) which gives non-employee directors options to purchase up to 100 shares of common stock. As of September 30, 2006, no options have been granted under the Directors Plan. Options under the Directors Plan may be granted by the Board of Directors which determines the exercise price, vesting provisions and term of such grants.

Warrants:

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. The warrants expire on August 13, 2007. At issuance, the fair value of the warrants of $603 was recorded as a deferred cost and was being amortized over the two year life of the agreement. For the years ended September 30, 2005 and 2004, the Company recorded $260 and $302, respectively, in amortization related to such warrants.

12.    Commitments and Contingencies:

Guarantees:

The senior credit facility is collateralized by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2006 and 2005, the amounts guaranteed, which approximate the amounts outstanding, totalled $71,159 and $64,342, respectively.

Employment Agreements:

The Company has three employment agreements that provided for minimum aggregate annual compensation of $1,038 in fiscal 2006.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

In September 2001, the Company entered into an employment agreement with Mr. Aitken, its Chairman and Chief Executive Officer. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that the Company will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently $562. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the agreement) of the Company, Mr. Aitken or the Company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, the Company entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames has agreed to continue to serve as Executive Vice President of the Company for a period of 18 months. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $250 per annum. In addition, she is entitled to receive $5 for each trip of five business days or more that she makes to the U.K. on Company business; however, the maximum amount payable to her in any calendar year for such trips is $50. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of the Company, Ms Eames or the Company terminates her employment (other than for cause, death or disability), then (1) all stock options in the Company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve month preceding the termination of employment or the change in control.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with the Company or its subsidiaries for twelve months following termination of employment without the Company’s prior written consent.

In July 2006 the Company entered into an employment agreement with Mr. Moffatt, its Chief Financial Officer. The employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. The employment agreement with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of $356. In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Operating Leases:

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

The Company’s future minimum rental commitments as of September 30, 2006 are as follows:

2007	$2,610
2008	1,753
2009	1,428
2010	1,173
2011	809
Thereafter	774
$8,547

Rent expense under non-capitalized lease or rental agreements for the years ended September 30, 2006, 2005 and 2004 amounted to $5,246, $3,912 and $3,493, respectively.

Contingencies:

Some of the Company’s inactive subsidiaries were Medicare Part B suppliers who submitted claims to the designated carrier who is the U.S. government’s claims processing administrator. From time to time, the carrier may request an audit of Medicare Part B claims on a prepayment or postpayment basis. If the outcome of any audit results in a denial or a finding of an overpayment, then the affected subsidiary has appeal rights. Under postpayment audit procedures, the supplier generally pays the alleged overpayment and can pursue appeal rights for a refund of any paid overpayment incorrectly assessed against the supplier.

The Company believes that it has been in compliance, in all material respects, with the applicable provisions of the federal statutes, regulations and laws and applicable state laws together with all applicable laws and regulations of other countries in which the Company operates. Due to the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, administrative or judicial interpretation of the applicable federal and state laws and those of other countries may have on the Company’s consolidated financial position, cash flows or results of operations.

The Company is involved in various other legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

The two contracts related to the Company’s Oxygen business contain minimum service criteria that the Company must adhere too. Failure to meet the service criteria under such contracts may result in severe financial penalties to the Company. At September 30, 2006, the Company believes it was in compliance with the such service criteria.

13.    Operations by Business Segments and Geographic Areas:

The Company’s operations are in the U.K. The U.K. operations derive its revenues from flexible healthcare services, consisting principally of nurses, nurses aides and home health aides, and supply of medical-grade oxygen for use in respiratory therapy products to the U.K. pharmacy market and in Northern Ireland, and also provides oxygen concentrators to customers in Northern Ireland. Following the award of the new oxygen contracts, the Company now also provides unified oxygen services directly to customers in the South East of England as further described in Note 4.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

The following tables present certain financial information by reportable business segment for the years ended September 30, 2006, 2005 and 2004.

	Year Ended September 30, 2006
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$280,205	$14,402	$294,607
Impairment of goodwill	$110,004	$11,897	$121,901
Impairment of long-lived assets	$10,038	$6,189	$16,227
Segment operating loss	$(101,965)	$(18,874)	$(120,839)
Unallocated corporate expenses			(3,230)
Interest and other expense, net			(4,106)
Foreign exchange income			73
Loss before income taxes			$(128,102)
Depreciation and amortization	$3,724	$1,810	$5,534
Corporate depreciation and amortization			5
Total depreciation and amortization			$5,539
Identifiable assets, September 30, 2006	$172,909	$19,884	$192,793
Corporate assets			2,549
Total assets, September 30, 2006			$195,342
Total Capital expenditures	$9,053	$14,738	$23,791

	Year Ended September 30, 2005
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$342,031	$9,158	$351,189
Segment operating profit	$28,714	$3,662	$32,376
Unallocated corporate expenses			(2,653)
Interest and other expense, net			(4,164)
Foreign exchange loss			(98)
Income before income taxes			$25,461
Depreciation and amortization	$4,081	$779	$4,860
Corporate depreciation and amortization			7
Total depreciation and amortization			$4,867
Identifiable assets, September 30, 2005	$288,363	$12,306	$300,669
Corporate assets			2,770
Total assets, September 30, 2005			$303,439
Total Capital expenditures	$8,016	$1,693	$9,709

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

The Company may make additional matching cash contributions at its discretion. The Company’s contributions to the plan were approximately $3 for the year ended September 30, 2004.

In addition to the U.S. plan described above, certain of the Company’s U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company’s contributions to the U.K. plans were $57, $84 and $89 for the years ended September 30, 2006, 2005 and 2004, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

15.    Selected Quarterly Financial Data (Unaudited):

The following table presents the comparative unaudited quarterly results for the years ended September 30, 2006 and 2005:

2006 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$75,855	$71,098	$73,170	$74,484
Gross profit	$23,725	$21,537	$22,176	$16,241	(a)
Net income (loss) available to common shareholders	$3,406	$2,569	$1,350	$(131,096	)(b)
Basic and diluted net income (loss) per share of common stock	$0.08	$0.06	$0.03	$(2.92)

(a)	Includes charge of $5,932 mainly related to the write-off of oxygen cylinders.

(b)	Includes total charges of $131,421, net of tax, related to impairment charges on goodwill, other intangibles and fixed assets.

2005 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$86,563	$90,815	$89,483	$84,328
Gross profit	$25,214	$26,196	$26,215	$26,046
Net income available to common shareholders	$4,827	$5,055	$4,654	$4,200	(c)
Basic and diluted net income per share of common stock	$0.11	$0.11	$0.10	$0.09

(c)	Includes charges of $1,463, net of tax, related to reorganization costs, rebranding and launch of new corporate logo.

16.    Subsequent Events:

On December 12, 2006 the Company’s senior credit facility was amended and restated (the ‘‘Amended Senior Credit Facility’’). The Company’s U.K. subsidiary, Allied Holdings, entered into the Amended Senior Credit Facility, which provides for a £46,000 ($89,806) multicurrency senior credit facility to replace the senior credit facility. The Amended Senior Credit Facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment is guaranteed by the Company and certain of the subsidiaries of Allied Holdings. The Company has also granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.

The Amended Senior Credit Facility consists of the following:

•	an £18,000 ($35,141) term loan A that matures in July 2009;

•	until commencement of the invoice discount facility, a £20,000 ($39,046) revolving loan B1 that may be drawn upon until June 2009 and that matures in July 2009;

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements  (Continued)
(In thousands, except per share data)

•	following commencement of the invoice discount facility, a £12,500 ($24,404) revolving loan B1 that may be drawn upon until June 2009 and that matures in July 2009 and a £7,500 ($14,642) invoice discounting facility B2 that may be drawn upon until June 2009 and that matures in July 2009; and

•	an £8,000 (15,618) revolving loan C that may be drawn upon until June 2009 and that matures in July 2009.

Repayment of term loan A is made semi-annually. Repayment of revolving loan B1 is on the last day of its interest period. Repayment of invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on the maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bear interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on consolidated debt to consolidated profit ratios).

The Amended Senior Credit Facility places limits on the Company’s ability to incur capital expenditures, requires the Company to separate the role of the Chairman and the Chief Executive Officer no later than August 1, 2007, and requires the Company to engage a consultant to review its operations and make recommendations with respect thereto.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18	$344
Prepaid expenses and other assets	161	50
Total current assets	179	394
Property and equipment, net	4	9
Investment in and advances to subsidiaries	85,234	201,149
Goodwill	2,300	2,300
Other assets	66	66
Total assets	$87,783	$203,918
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103	$166
Accrued expenses	607	1,178
Liabilities of discontinued operations	690	690
Taxes payable	—	2
Total current liabilities	1,400	2,036
Long-term liabilities	—	23
Total liabilities	1,400	2,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,542 and 45,441 shares, respectively	455	454
Additional paid-in capital	238,944	237,796
Accumulated other comprehensive income	13,258	6,112
Accumulated deficit	(163,980)	(40,209)
	88,677	204,153
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	86,383	201,859
Total liabilities and shareholders’ equity	$87,783	$203,918

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Revenue	$—	$—	$—
Expenses:
Selling, general and administrative expenses	3,230	3,090	4,884
Total expenses	3,230	3,090	4,884
Equity in (loss) income of subsidiaries	(124,333)	17,859	14,013
Interest income	3,795	3,810	856
Other (expense) income	(5)	159	(184)
Income before income taxes	(123,773)	18,738	9,801
(Benefit from) provision for income taxes	(2)	2	(68)
Net (loss) income	$(123,771)	$18,736	$9,869

See note to condensed financial information.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Cash flows from operating activities:
Net (loss) income	$(123,771)	$18,736	$9,869
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in net loss (income) of subsidiaries	124,333	(17,859)	(14,013)
Depreciation and amortization	5	6	7
Amortization of debt issuance costs and warrants	—	261	302
Stock based compensation – employees	736	21	—
Interest accrued on loans to officers	—	—	(7)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in receivables from subsidiaries	(1,269)	(2,649)	(56,771)
(Increase) decrease in prepaid expenses and other assets	(111)	119	431
Decrease in accounts payable and other liabilities	(660)	(1,011)	(451)
Net cash used in operating activities	(737)	(2,376)	(60,633)
Cash flows from financing activities:
Payments for stock issuance costs	—	—	(5,335)
Payments for preferred dividends	—	—	(9,422)
Proceeds from issuance of stock	—	—	71,050
Stock options exercised	411	791	401
Net cash provided by financing activities	411	791	56,694
Effect of exchange rate on cash	—	23	32
Decrease in cash	(326)	(1,562)	(3,907)
Cash and cash equivalents, beginning of period	344	1,906	5,813
Cash and cash equivalents, end of period	$18	344	$1,906

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the ‘‘Company’’) in its 2006 Annual Report on Form 10-K.

The investments in the Company’s subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company’s equity in the subsidiaries’ income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2006	$1,734	$431	$ 124(B)	$576(A)	$1,713
Year ended September 30, 2005	$1,269	$758	$(61)(B)	$232(A)	$1,734
Year ended September 30, 2004	$3,346	$(1,653)	$ 259(B)	$683(A)	$1,269

(A)	Doubtful accounts written off, net of recoveries and sold.

(B)	Adjustments arising from translation of foreign financial statements to U.S. dollars.