Form 10-Q
period 2006-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2007-02-05
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common Stock	44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

FIRST QUARTER REPORT ON FORM 10-Q

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the ‘‘Company’’) ability to continue to recruit and retain qualified flexible healthcare staff; ability to enter into contracts with hospitals, other healthcare facility clients and local governmental social service departments on terms attractive to the Company; the ability to meet the performance criteria of the Company’s respiratory therapy contract; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the ‘‘Company’’) begin on page 2.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2006 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,610	$3,583
Accounts receivable, less allowance for doubtful accounts of $1,910 and $1,713, respectively	28,707	29,641
Unbilled accounts receivable	13,483	11,823
Inventories	359	586
Deferred income taxes	989	691
Prepaid expenses and other assets	2,593	1,547
Total current assets	53,741	47,871
Property and equipment, net	27,510	27,076
Goodwill	117,801	112,710
Other intangible assets, net	6,519	6,655
Derivative asset	671	252
Deferred income taxes	—	197
Deferred financing costs and other assets	868	581
Total assets	$207,110	$195,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,755	$11,236
Accounts payable	2,139	4,739
Accrued expenses, inclusive of payroll and related expenses	35,288	31,005
Liabilities of discontinued operations	690	690
Taxes payable	2,648	1,366
Total current liabilities	52,520	49,036
Long-term debt	62,691	59,923
Deferred income taxes	103	—
Total liabilities	115,314	108,959
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,542 and 45,542 shares, respectively	455	455
Additional paid-in capital	239,139	238,944
Accumulated other comprehensive income	16,565	13,258
Accumulated deficit	(162,069)	(163,980)
	94,090	88,677
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	91,796	86,383
Total liabilities and shareholders’ equity	$207,110	$195,342

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2006	December 31, 2005
Revenues:
Net patient services	$66,854	$73,679
Net respiratory, medical equipment and supplies	6,156	2,176
Total revenues	73,010	75,855
Cost of revenues:
Patient services	46,755	51,144
Respiratory, medical equipment and supplies	3,797	986
Total cost of revenues	50,552	52,130
Gross profit	22,458	23,725
Selling, general and administrative expenses	18,894	18,131
Operating income	3,564	5,594
Interest income	40	32
Interest expense	(1,117)	(954)
Other income (expense)	64	(14)
Foreign exchange gain (loss)	139	(41)
Income before income taxes	2,690	4,617
Provision for income taxes	779	1,211
Net income	$1,911	$3,406
Basic and diluted net income per share of common stock	$0.04	$0.08
Weighted average number of common shares outstanding:
Basic	44,957	44,863
Diluted	45,079	45,215

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$1,911	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,386	970
Amortization of intangible assets	433	448
Amortization of debt issuance costs	58	43
Provision for allowance for doubtful accounts	227	409
Gain on sale of fixed assets	—	(3)
Stock based compensation costs	195	164
Deferred income taxes	(82)	(86)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	2,025	5,076
Decrease (increase) in inventories	248	(35)
Increase in prepaid expenses and other assets	(2,049)	(1,521)
Increase in accounts payable and other liabilities	2,897	1,957
Net cash provided by operating activities	7,249	10,828
Cash flows from investing activities:
Capital expenditures	(588)	(7,205)
Proceeds from sale of property and equipment	—	20
Payments for acquisitions – net of cash acquired	—	(923)
Payments on acquisitions payable	(1,748)	(1,780)
Net cash used in investing activities	(2,336)	(9,888)
Cash flows from financing activities:
Payments on revolving loan, net	—	(2,624)
Payments for financing fees	(242)	—
Stock options exercised	—	134
Net cash used in financing activities	(242)	(2,490)
Effect of exchange rate on cash	(644)	333
Increase (decrease) in cash	4,027	(1,217)
Cash and cash equivalents, beginning of period	3,583	5,873
Cash and cash equivalents, end of period	$7,610	$4,656
Supplemental cash flow information:
Cash paid for interest	$216	$137
Cash paid for income taxes, net	$403	$442
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired (including goodwill)		$923
Net cash paid for acquisitions		$923

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At December 31, 2006, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of home health aides (known as carers in the U.K.), nurses and nurses aides, which comprise its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company maintains a pool of over 22,000 nurses, nurses aides and home health aides. The Company also supplies unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland, which comprises its oxygen segment (‘‘Oxygen’’).

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2006 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2006 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 1,687 shares at December 31, 2006.

For the three months ended December 31, 2006 and 2005, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes by $195 and $164, respectively, and net income by $152 and $164, respectively. For the three months ended December 31, 2006, stock based compensation had a $0.01 impact on basic and diluted

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

earnings per share (EPS’’). For the three months ended December 31, 2005, stock based compensation had no impact on EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of December 31, 2006, there was $1,069 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.3 years.

Following is a summary of stock option activity during the three months ended December 31, 2006:

Share Options	Share Options	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2006	2,633	4.99
Granted	1,110	1.94
Forfeited	(396)	2.54
Outstanding at December 31, 2006	3,347	4.27	7.0	1,148
Exercisable at December 31, 2006	2,364	5.04	5.9	385

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2006 and 2005 was $1.11 and $3.81, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $71. For options exercised during the three months ended December 31, 2005, $134 was received in cash to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended December 31, 2006
Expected life (years)	5.6
Risk-free interest rate	4.6%
Volatility	55.2%
Expected dividend yield	0%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method.

Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2006 and the activity for the three months ended December 31, 2006:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2006	285	2.98
Granted	1,110	1.11
Vested	(32)	1.62
Forfeited	(380)	1.54
Nonvested at December 31, 2006	983	1.47

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The total fair value of share options vested during the three months ended December 31, 2006 and 2005 was $52 and $361, respectively.

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $490 and $468 at December 31, 2006 and September 30, 2006, respectively.

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

Major classes of property and equipment, net, consist of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006
Revenue producing equipment	$19,525	$18,121
Furniture, fixtures and equipment (including software)	29,551	28,212
Land, buildings and leasehold improvements	1,092	1,044
	50,168	47,377
Less, accumulated depreciation and amortization	22,658	20,301
	$27,510	$27,076

Depreciation and amortization of property and equipment for the three months ended December 31, 2006 and 2005 were $1,386 and $970, respectively. The net book value of revenue producing equipment was $13,964 and $13,182 at December 31, 2006 and September 30, 2006, respectively.

5.	Goodwill and Other Intangible Assets:

Goodwill and other intangible assets are carried at cost, net of accumulated amortization. In accordance with FAS No. 142, Goodwill and Other Intangible Assets, all goodwill and intangible assets deemed to have indefinite lives are not subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2006 and determined there was an impairment to its recorded goodwill balance and recorded a pre tax impairment charge of $121,901 by using a combination of market multiple, comparable transaction and discounted cash flow methods.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2006:

	Staffing	Oxygen	Total
Balance at September 30, 2006	$112,538	$172	$112,710
Foreign exchange effect	5,083	8	5,091
Balance at December 31, 2006	$117,621	$180	$117,801

Of the $117,801 goodwill amount, approximately $6,375 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		December 31, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,462	$3,954	$6,508
Trade names	3	202	202	—
Non-compete agreements	2 – 3	236	225	11
Favorable leasehold interests	2 – 5	9	9	—
Total		$10,909	$4,390	$6,519

		September 30, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,000	$3,371	$6,629
Trade names	3	193	193	—
Non-compete agreements	2 – 3	225	199	26
Favorable leasehold interests	2 – 5	9	9	—
Total		$10,427	$3,772	$6,655

Amortization expense for other intangible assets subject to amortization was $433 for the three months ended December 31, 2006. At December 31, 2006, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $1,290 for the nine months ending September 30, 2007 and $1,622, $1,581, $1,380 and $458 for the fiscal years ending September 30, 2008, 2009, 2010 and 2011, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

6.	Accrued Expenses:

Accrued expenses consist of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006		September 30, 2006
Payroll and related expenses	$21,073		$18,057
Acquisitions payable (on earned contingent consideration)	2,618	(A)	4,210	(A)
Professional fees	1,998		2,294
Interest payable	1,590		696
Other	8,009		5,748
	$35,288		$31,005

(A)	At December 31, 2006 and September 30, 2006 includes $1,128 and $1,077, respectively, that is currently under negotiation with the owners of the previously acquired entity.

Related to the Company’s fiscal 2003 discontinued operations on the sale of two of its subsidiaries are recorded liabilities in the amount of $690 related to certain tax contingencies at December 31, 2006 and September 31, 2006.

7.	Reorganization:

In 2005 the Company was awarded two of contracts with the U.K Department of Health, both of which commenced in February 2006 and both of which cover the South East of England. The contracts required the set up of additional facilities in the South East of England, which was effected in the second quarter of fiscal 2006, and which has resulted in the Company incurring additional charges and capital expenditures as it commenced supplying under the new contracts. Due to transition problems in fiscal 2006 in transferring the oxygen cylinder business from community pharmacies, the Company has incurred higher than anticipated implementation expense to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company is still facing a higher than anticipated cost structure with the conversion to the home delivery service model. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At December 31, 2006 and September 30, 2006, $242 and $315, respectively, to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid.

8.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $58,773 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,877

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $671 and $252 at December 31, 2006 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2006 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $524, net of $225 of income tax, and $272, net of $117 of income tax, respectively, and is included in other comprehensive income. For the three months ended December 31, 2006 and 2005, the Company recognized other income of $45, net of $19 of income tax, and other expense of $10, net of $4 of income tax, respectively, related to the cash flow hedge ineffectiveness. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

9.	Income Taxes:

The Company recorded a provision for income taxes amounting to $779 or 29.0% of income before income taxes for the three months ended December 31, 2006, compared to a provision of $1,211 or 26.2% of income before income taxes for the three months ended December 31, 2005. The difference in the effective tax rate between the three months ended December 31, 2006 and the three months ended December 31, 2005 is mainly due to permanent differences in the U.K. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

10.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of outstanding shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2006 and 2005, the Company had outstanding stock options and warrants to purchase 3,397 and 1,014 shares, respectively, of common stock ranging in price from $1.92 to $7.25 and $5.65 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,
	2006	2005
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,957	44,863
Effect of dilutive securities – stock options and warrants treasury stock method	122	352
Shares used in computation of diluted EPS of common stock	45,079	45,215

11.	Comprehensive Income (Loss):

Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from cash flow hedging activities, which are the only items of other comprehensive income (loss) impacting the Company. The following table displays comprehensive income (loss) for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	2005
Net income	$1,911	$3,406
Change in cumulative translation adjustment	3,054	(4,417)
Unrealized gains from cash flow hedging activities, net of income tax	253	49
Comprehensive income (loss), net of income taxes	$5,218	$(962)

12.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At December 31, 2006 and September 30, 2006, the amounts guaranteed, which approximate the amounts outstanding, totaled $74,446 and $71,159, respectively. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Employment Agreements

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1,210 in fiscal 2007.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At December 31, 2006, the Company had $8,831 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

The two contracts related to the Company’s Oxygen business in the South East of England contain minimum service criteria that the Company must adhere too. Failure to meet the service criteria under such contracts may result in severe financial penalties to the Company. At December 31, 2006, the Company believes it was in compliance, in all material respects, with the service criteria.

13.	Operations by Business Segments and Geographic Areas:

The Company’s operations are in the U.K. The U.K. operations derive its revenues from flexible healthcare services, consisting principally of home health aides, nurses and nurses aides, and supply of unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas to Scotland.

The Company evaluates performance and allocates resources based on profit and loss from operations before corporate expenses, interest and income taxes. The accounting policies of the business segment are the same as those described for the Company.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following tables present certain financial information by reportable business segment for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31, 2006
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$66,854	$6,156	$73,010
Segment operating profit	$3,402	$1,070	$4,472
Unallocated corporate expenses			(908)
Interest and other expense, net			(1,013)
Foreign exchange gain			139
Income before income taxes			$2,690
Depreciation and amortization	$1,276	$542	$1,818
Corporate depreciation and amortization			1
Total depreciation and amortization			$1,819
Identifiable assets, December 31, 2006	$183,781	$20,745	$204,526
Corporate assets			2,584
Total assets, December 31, 2006			$207,110
Total Capital expenditures	$14	$574	$588

	Three Months Ended December 31, 2005
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$73,679	$2,176	$75,855
Segment operating profit	$5,555	$812	$6,367
Unallocated corporate expenses			(773)
Interest and other expense, net			(936)
Foreign exchange loss			(41)
Income before income taxes			$4,617
Depreciation and amortization	$1,223	$193	$1,416
Corporate depreciation and amortization			2
Total depreciation and amortization			$1,418
Identifiable assets, December 31, 2005	$270,693	$26,362	$297,055
Corporate assets			2,514
Total assets, December 31, 2005			$299,569
Total Capital expenditures	$2,138	$5,067	$7,205

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

14.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $92 to such plans in fiscal 2007.

15.	Recent Accounting Standards:

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘‘FAS No. 158’’). FAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS No.158 also requires an employer to measure the funded status of a plan as of the date of its year-end statements of financial position, with limited exceptions. FAS No. 158 is effective for fiscal years ending after December 15, 2006 for the initial recognition of the funded status of a defined benefit postretirement plan and the required disclosures. As the Company does not have defined benefit pension or other postretirement plans, FAS No. 158 will not be applicable to it.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At December 31, 2006, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of home health aides (known as carers in the U.K), nurses and nurses aides. We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We maintain a pool of over 22,000 nurses, nurses aides and home health aides. We also provide unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland.

The National Health Services (the ‘‘NHS’’) requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The introduction and further extension of the NHS Framework Agreements has continued to impact our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2006. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2006 and determined that there was impairment to our goodwill balance. As such, we recorded an impairment charge of $121.9 million in the fourth quarter of fiscal 2006 by using a combination of the market multiple, comparable transaction and discounted cash flow methods. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately 92% of our company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are delivered, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Three Months Ended December 31, 2006 vs. Three Months Ended December 31, 2005

Revenues

Total revenues for the three months ended December 31, 2006 were $73.0 million compared to $75.9 million for the three months ended December 31, 2005, a decrease of $2.9 million or 3.8%. This was mainly due to a reduction in the flexible staffing division as a result of the decline in the demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS Framework Agreements ($6.8 million). The decrease was partially offset by an increase in revenue in respiratory, medical equipment and supplies resulting from the introduction of the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006 ($3.9 million). Changes in foreign exchange had a favorable effect on revenue ($6.3 million).

Gross Profit

Total gross profit decreased by $1.3 million to $22.4 million for the three months ended December 31, 2006 from $23.7 million for the three months ended December 31, 2005, a decrease of 5.3%. The favorable effects of changes in foreign exchange offset the decrease by $1.9 million. As a percentage of total revenue, gross profit for the three months ended December 31, 2006 decreased to 30.8% from 31.3% for the comparable prior period. Gross margins for patient services decreased (30.1% for the three months ended December 31, 2006 versus 30.6% for the comparable prior period) mainly due to lower margins on the new NHS Framework Agreements. Gross margins in respiratory, medical equipment and supplies sales decreased (38.3% for the three months ended December 31, 2006 versus 54.7% for the comparable prior period) mainly due to the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $0.8 million to $18.9 million for the three months ended December 31, 2006 from $18.1 million for the three months ended December 31, 2005, an increase of 4.2%. This increase was mainly due to additional costs in the respiratory, medial equipment and supplies business related to the implementation of the unified oxygen contracts that commenced in the second quarter of fiscal 2006 ($0.9 million). The increase was partially offset by lower overhead costs in the nursing segment ($0.2 million). Changes in foreign exchange had an unfavorable affect on selling, general and administrative costs ($1.6 million).

Interest Income

Total interest income for the three months ended December 31, 2006 was $0.04 million compared to $0.03 million for the three months ended December 31, 2005. The increase in interest income was mainly attributable changes in foreign exchange.

Interest Expense

Total interest expense for the three months ended December 31, 2006 was $1.1 million compared to $1.0 million for the three months ended December 31, 2005, which represents an increase of $0.1 million. This increase was principally due to changes in foreign exchange.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.8 million or 29.0% of income before income taxes for the three months ended December 31, 2006, compared to a provision of $1.2 million or 26.2% of income before income taxes for the three months ended December 31, 2005. The difference in the effective tax rate between the three months ended December 31, 2006 and the three months ended December 31, 2005 is mainly due to permanent differences in the U.K.

Net Income

As a result of the foregoing, we recorded net income of $1.9 million for the three months ended December 31, 2006 compared to net income of $3.4 million for the three months ended December 31, 2005.

Liquidity and Capital Resources

General

For the three months ended December 31, 2006, we generated $7.2 million of cash from operating activities. Cash requirements for the three months ended December 31, 2006 for capital expenditures ($0.6 million), payments for acquisitions payable ($1.7 million) and payments for financing fees ($0.2 million), were met through operating cash flows and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of December 31, 2006, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at December 31, 2006. In addition, as of December 31, 2006, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2006 and September 30, 2006, $28.7 million (13.9%) and $29.6 million (15.2%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2006 and September 30, 2006, our average DSOs were 35 and 36, respectively.

At December 31, 2006 gross receivables were $31.3 million, of which $19.6 million or 62.4% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2006 gross receivables were $32.1 million, of which $19.6 million or 61.0% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at December 31, 2006 and September 30, 2006 (dollars in thousands):

At December 31, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 12/31/2006
NHS	$4,887	$1,741	$514	$344	$1,615	$9,101
SSD	7,077	1,763	647	565	404	10,456
Commercial Payors	5,977	1,451	552	271	335	8,586
Private Payors	1,676	517	211	153	646	3,203
Gross AR at 12/31/06	$19,617	$5,472	$1,924	$1,333	$3,000	$31,346
Less: Surcharges(A)						(729)
Less: Allowance For Doubtful Accounts						(1,910)
Accounts Receivable, net						$28,707

At September 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2006
NHS	$4,749	$2,343	$555	$474	$1,105	$9,226
SSD	6,820	2,415	539	345	243	10,362
Commercial Payors	6,279	1,729	429	214	263	8,914
Private Payors	1,780	573	240	156	841	3,590
Gross AR at 9/30/06	$19,628	$7,060	$1,763	$1,189	$2,452	$32,092
Less: Surcharges(A)						(738)
Less: Allowance For Doubtful Accounts						(1,713)
Accounts Receivable, net						$29,641

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

As discussed above under ‘‘Critical Accounting Policies – Accounts Receivable,’’ each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts.

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

As our current operations are in the U.K. and the majority of accounts receivable is from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances. There have been agreements with the NHS to adjust rates (both increases and decreases) depending on the volume of hours utilized. Billing adjustments are reviewed quarterly based on actual volumes delivered and any entries are recognized during the appropriate period. No material adjustments have arisen based on volumes delivered.

Borrowings

General

In the fourth quarter of fiscal 2004, our U.K. subsidiary obtained a new senior credit facility, which was amended and restated in the first quarter of fiscal 2007 to provide for additional facilities.

The senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we have granted the senior lenders a security interest in substantially all of our assets to secure the payment of our guarantee.

The senior credit facility consists of the following:

•	£18 ($35.2) million term loan A, maturing July 2009;

•	until commencement of the invoice discount facility, a £20 ($39.2) million revolving loan B maturing July 2009 which may be drawn upon until June 2009;

•	following commencement of the invoice discount facility, a £12.5 ($24.5) million revolving loan B1 and a £7.5 ($14.7) million invoice discounting facility B2, both of which mature July 2009 and may be drawn upon until June 2009; and

•	£8.0 ($15.7) million revolving loan C maturing July 2009 which may be drawn upon until June 2009.

Repayment of the term loan A is made semi-annually until final maturity. Repayment of revolving loan B shall be on the last day of its interest period. Repayment of revolving loan B1 is on the last day of its interest period. Repayment of invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on the maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on consolidated debt to consolidated profit ratios). As of December 31, 2006, we had outstanding borrowings of $35.2 million and $39.2 million relating to term loan A and revolving loan B, respectively, under the senior credit facility, that bore interest at rates ranging from 5.66% to 6.05%.

The invoice discount facility commenced on January 11, 2007 and provides, among other things, the following:

•	we can borrow on 85% of our approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals and the oxygen business is not fundable.

The senior credit facility agreement is based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the senior credit facility prohibits or restricts the following, among other things:

•	incurring liens and granting security interests in our assets or the assets of certain of our U.K. subsidiaries;

•	incurring additional indebtedness;

•	making certain fundamental corporate changes;

•	paying dividends (including the payment of dividends to our company by our subsidiaries);

•	making specified investments, acquisitions or disposals;

•	repurchasing shares; and

•	entering into certain transactions with affiliates.

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as cash flow to debt service, earnings (before interest, taxes, depreciation and amortization) to interest expense, and net borrowings to earnings (before interest, taxes, depreciation and amortization). We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of December 31, 2006, we were in compliance with such financial covenants.

The senior credit facility places limits on our ability to incur capital expenditures, requires us to separate the role of the chairman and the chief executive officer no later than August 1, 2007, and requires us to engage a consultant to review our operations and make recommendations with respect thereto.

In the fourth quarter of fiscal 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3.0 ($5.9) million for general corporate purposes. We had utilized the Overdraft Facility in the first quarter of fiscal 2007 and had no amounts outstanding as of December 31, 2006. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility was charged at the same rate as loans under the revolving loan B. In December 2006, the Overdraft Facility was rolled over and incorporated into our loan under the amended and restated senior credit facility.

Guarantees

The senior credit facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At December 31, 2006 and September 30, 2006, the amounts guaranteed, which approximates the amounts outstanding, totaled $74.4 million and $71.2 million, respectively.

Financial Instrument

In February 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $58.8 million of our floating rate debt until January 21, 2008 and then decreases by $5.9 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.7 million and $0.3 million at December 31, 2006 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2006 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.5 million, net of $0.2 million of income tax, and $0.3 million, net of $0.1 million of income tax , respectively, and is included in other comprehensive income. For the three months ended December 31, 2006 and 2005, we recognized other income of $45 thousand, net of $19 thousand of income tax and other expense of $10 thousand, net of $4 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Employment Agreements

We have three employment agreements with our executive officers that provide for minimum aggregate annual compensation of approximately $1.2 million in fiscal 2007.

In September 2001, we entered into an employment agreement with Timothy M. Aitken, our chairman and chief executive officer. The employment agreement has a three-year term (subject to automatic renewal for successive additional one-year periods unless either party provides the other with notice of intent to terminate the agreement at least 90 days before the then applicable termination date). The employment agreement provides that we will negotiate in good faith, commencing not less than 90 days prior to the anniversary date of the employment agreement, the amount, if any, of future salary increases. The salary of Mr. Aitken is currently $0.6 million. Mr. Aitken’s employment agreement provides that if his employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the agreement) of our company, Mr. Aitken or the company terminates his employment, then (1) all stock options in the Company held by Mr. Aitken shall immediately vest and (2) Mr. Aitken will be entitled to receive a cash payment of 2.9 times his average annual base salary during the twelve months preceding the change of control or the termination of employment.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames will serve as Executive Vice President of our company for a period of 18 months. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $0.3 million per annum. In addition she is entitle to receive $5 thousand for each trip of five business day or more that she makes to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips is $50 thousand. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment (other than for cause, death or disability), then (1) all stock options in our company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control.

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

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of December 31, 2006 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Obligations
2007	$11,755	$2,451	$14,206
2008	11,755	1,908	13,663
2009	50,936	1,560	52,496
2010	—	1,255	1,255
2011	—	847	847
Thereafter	—	810	810
	$74,446	$8,831	$83,277

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $4.3 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2006. Certain of these leases provide for renewal options.

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

The two contracts related to our company’s oxygen business in the South East of England contain minimum service criteria that we must adhere too. Failure to meet the service criteria under such contracts may result in severe financial penalties to us. At December 31, 2006, we believe we were in compliance, in all material aspects, with the service criteria.

Impact of Recent Accounting Standards

See Note 15 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2007 period as compared to the year to date fiscal 2006 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $6.3 million, increased operating income of $0.4 million and increased net income of $0.2 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $7.3 million, $0.5 million and $0.2 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our senior credit facility, we use interest rate swap agreements.

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $58.8 million of our floating rate debt until January 21, 2008 and then decreases by $5.9 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be an asset of $0.7 million and $0.3 million at December 31, 2006 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At December 31, 2006 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.5 million, net of $0.2 million of income tax, and $0.3 million, net of $0.1 million of income tax , respectively, and is included in other comprehensive income. For the three months ended December 31, 2006 and 2005, we recognized other income of $45 thousand, net of $19 thousand of income tax and other expense of $10 thousand, net of $4 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $15.7 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006.

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

At September 30, 2006, we identified a material weakness in our internal control over financial reporting related to the control of oxygen cylinders in the Allied Respiratory Limited business. A material weakness in internal control over financial reporting, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No.2, is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In February 2006 the company was awarded two contracts to supply oxygen, using a mix of concentrators and clinical grade oxygen cylinders directly to patients homes, instead of the supply of oxygen in cylinders to pharmacies. In the legacy business we used some 80,000 cylinders to provide oxygen to pharmacies. They in turn distributed the oxygen to patient’s homes. The cylinders were not bar coded and the information systems to record the location of the cylinders were inadequate. As a result of having reorganized our Allied Respiratory Limited business to the new form of supply, substituting the use of cylinders only for concentrators and cylinders, in fiscal 2006 we wrote off 42,000 cylinders with a book value of $5.4 million. Most of these cylinders are still in the field and it is uneconomical to collect them for scrap value. However, it was apparent to management that the manual records were inadequate to enable us to recover these assets should it be economic to do so. Accordingly, based on the specific criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that these control deficiencies constituted a material weakness.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was ineffective as of September 30, 2006 because of the material weakness in the control of oxygen cylinders in the Allied Respiratory Limited business.

Remediation of Material Weakness

To rectify this weakness, in the quarter ended December 31, 2006, we started to bar code all the retained cylinders as they pass through our filling plant and we have adapted our computer systems to record the delivery and recovery of assets from patients. During the coming months we will review the effectiveness of these controls.

Accordingly, and based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

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

As a result of the remediation of material weakness, certain changes have been made to the company’s internal control structure, which management believes will strengthen its internal controls over the oxygen cylinders. There have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.	Exhibits

10.2	Sales Ledger Financing Agreement between Allied Healthcare Group Limited and Barclays Bank PLC.
10.3	Sales Ledger Financing Agreement between Allied Staffing Professionals Limited and Barclays Bank PLC.
10.4	Sales Ledger Financing Terms and Conditions Agreement between Allied Healthcare Group Limited and Barclays Bank PLC.
10.5	Sales Ledger Financing Terms and Conditions Agreement between Allied Staffing Professionals Limited and Barclays Bank PLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 5, 2007

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffatt
David Moffatt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)