Form 10-Q
period 2007-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2007-05-10
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2007

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                      to

Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

New York	13-3098275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, New York (Address of principal executive offices)	10167 (Zip Code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock	44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

SECOND QUARTER REPORT ON FORM 10-Q

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

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. (the ‘‘Company’’) begin on page 2.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,145	$3,583
Accounts receivable, less allowance for doubtful
accounts of $1,697 and $1,713, respectively	24,063	29,641
Unbilled accounts receivable	14,528	11,823
Inventories	292	586
Deferred income taxes	1,178	691
Prepaid expenses and other assets	2,207	1,547
Total current assets	43,413	47,871
Property and equipment, net	26,386	27,076
Goodwill	118,008	112,710
Other intangible assets, net	6,092	6,655
Derivative asset	932	252
Deferred income taxes	—	197
Deferred financing costs and other assets	828	581
Total assets	$195,659	$195,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,775	$11,236
Accounts payable	1,854	4,739
Accrued expenses, inclusive of payroll and related expenses	32,523	31,005
Liabilities of discontinued operations	690	690
Taxes payable	3,058	1,366
Total current liabilities	49,900	49,036
Long-term debt	51,095	59,923
Deferred income taxes	343	—
Total liabilities	101,338	108,959
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares,
issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares,
issued 45,542 and 45,542 shares, respectively	455	455
Additional paid-in capital	239,314	238,944
Accumulated other comprehensive income	16,908	13,258
Accumulated deficit	(160,062)	(163,980)
	96,615	88,677
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	94,321	86,383
Total liabilities and shareholders’ equity	$195,659	$195,342

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Revenues:
Net patient services	$67,210	$68,048	$134,064	141,727
Net respiratory, medical equipment and supplies	6,173	3,050	12,329	5,226
Total revenues	73,383	71,098	146,393	146,953
Cost of revenues:
Patient services	47,289	47,297	94,044	98,441
Respiratory, medical equipment and supplies	2,955	2,264	6,752	3,250
Total cost of revenues	50,244	49,561	100,796	101,691
Gross profit	23,139	21,537	45,597	45,262
Selling, general and administrative expenses	19,057	17,460	37,951	35,591
Operating income	4,082	4,077	7,646	9,671
Interest income	32	15	72	47
Interest expense	(1,304)	(955)	(2,421)	(1,909)
Other (expense) income	(41)	—	23	(14)
Foreign exchange (loss) gain	(2)	15	137	(26)
Income before income taxes	2,767	3,152	5,457	7,769
Provision for income taxes	760	583	1,539	1,794
Net income	$2,007	$2,569	$3,918	$5,975
Basic and diluted net income per share of common stock	$0.04	$0.06	$0.09	$0.13
Weighted average number of common shares outstanding:
Basic	44,957	44,944	44,957	44,903
Diluted	45,148	45,152	45,113	45,184

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$3,918	$5,975
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,823	2,144
Amortization of intangible assets	870	918
Amortization of debt issuance costs and warrants	144	87
Provision for allowance for doubtful accounts	167	62
Stock based compensation costs	370	276
Loss (gain) on sale of fixed assets	1	(3)
Deferred income taxes	(106)	217
Changes in operating assets and liabilities, excluding
the effect of businesses acquired and sold:
Decrease in accounts receivable	6,736	7,824
Decrease (increase) in inventories	317	(188)
(Increase) decrease in prepaid expenses and other assets	(2,689)	85
Increase (decrease) in accounts payable and other liabilities	1,124	(1,684)
Net cash provided by operating activities	13,675	15,713
Cash flows from investing activities:
Capital expenditures	(985)	(15,508)
Proceeds from sale of property and equipment	122	20
Payments for acquisitions – net of cash acquired	—	(924)
Payments on acquisitions payable	(2,539)	(2,343)
Net cash used in investing activities	(3,402)	(18,755)
Cash flows from financing activities:
Principal payments on long-term debt	(5,805)	(5,253)
(Payments) borrowings under revolving loan, net	(14,512)	4,903
Borrowings under invoice discounting facility	14,512	—
Payments under invoice discounting facility	(5,736)	—
Payments for financing fees	(367)	—
Stock options exercised	—	411
Net cash (used in) provided by financing activities	(11,908)	61
Effect of exchange rate on cash	(803)	190
Decrease in cash and cash equivalents	(2,438)	(2,791)
Cash and cash equivalents, beginning of period	3,583	5,873
Cash and cash equivalents, end of period	$1,145	$3,082
Supplemental cash flow information:
Cash paid for interest	$2,291	$1,818
Cash paid for income taxes, net	$834	$1,420
Supplemental disclosure of non-cash investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired		$1,027
Liabilities assumed or incurred		103
Cash paid for acquisitions (including related expenses)		924
Cash acquired		—
Net cash paid for acquisitions		$924

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At March 31, 2007, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of home health aides (known as carers in the U.K.), nurses and nurses aides, which comprise its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company also supplies unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland, which comprises its oxygen segment (‘‘Oxygen’’).

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2006 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Stock-Based Compensation:

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 1,679 shares at March 31, 2007.

For the three and six months ended March 31, 2007, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes by $175 and $370, respectively, and net income by $138 and $290, respectively. For the three and six months

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

ended March 31, 2006, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes by $112 and $276, respectively, and net income by $58 and $222, respectively. For the three and six months ended March 31, 2007, stock based compensation had a $0.01 and $0.00, respectively, impact on basic and diluted earnings per share (‘‘EPS’’). For the three and six months ended March 31, 2006, stock based compensation had a $0.00 and $0.01, respectively, impact on EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of March 31, 2007, there was $968 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.1 years.

Following is a summary of stock option activity during the three and six months ended March 31, 2007:

Share Options	Share Options	Weighted-Average Exercise Price ($)
Outstanding at January 1, 2007	3,347	4.27
Granted	30	3.02
Forfeited	(522)	7.18
Outstanding at March 31, 2007	2,855	3.72

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2006	2,633	4.99
Granted	1,140	1.97
Forfeited	(918)	5.18
Outstanding at March 31, 2007	2,855	3.72	8.0	1,308
Exercisable at March 31, 2007	1,908	4.41	7.2	470

The weighted average grant-date fair value of stock options granted during the three and six months ended March 31, 2007 was $1.62 and $1.12, respectively. The Company did not grant options in the three months ended March 31, 2006. The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2006 was $3.81. The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $169 and $240, respectively. For options exercised during the three and six months ended March 31, 2006, $277 and $411, respectively, was received in cash to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2007
Expected life (years)	5.6
Risk-free interest rate	4.7%
Volatility	52.9%
Expected dividend yield	0%

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Expected life (years)	5.6	6.5
Risk-free interest rate	4.7%	4.4%
Volatility	54.5%	63.3%
Expected dividend yield	0%	0%

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method.

Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2007 and the activity for the three and six months ended March 31, 2007:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2007	983	1.47
Granted	30	1.62
Vested	(67)	2.58
Nonvested at March 31, 2007	946	1.39

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2006	285	2.98
Granted	1,140	1.12
Vested	(99)	2.27
Forfeited	(380)	1.54
Nonvested at March 31, 2007	946	1.39

The total fair value of share options vested during the three and six months ended March 31, 2007 was $171 and $223, respectively. The total fair value of share options vested during the three and six months ended March 31, 2006 was $255 and $617, respectively.

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $491 and $468 at March 31, 2007 and September 30, 2006, respectively.

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

Major classes of property and equipment, net, consist of the following at March 31, 2007 and September 30, 2006:

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	March 31, 2007	September 30, 2006
Revenue producing equipment	$19,655	$18,121
Furniture, fixtures and equipment (including software)	29,738	28,212
Land, buildings and leasehold improvements	1,121	1,044
	50,514	47,377
Less, accumulated depreciation and amortization	24,128	20,301
	$26,386	$27,076

Depreciation and amortization of property and equipment for the three and six months ended March 31, 2007 were $1,437 and $2,823, respectively. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2006 were $1,174 and $2,144, respectively. Thenet book value of revenue producing equipment was $13,688 and $13,182 at March 31, 2007 and September 30, 2006, respectively.

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

The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2007:

	Staffing	Oxygen	Total
Balance at October 1, 2006	$112,538	$172	$112,710
Foreign exchange effect	5,290	8	5,298
Balance at March 31, 2007	$117,828	$180	$118,008

Of the $118,008 goodwill amount, approximately $6,147 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		March 31, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,480	$4,388	$6,092
Trade names	3	202	202	—
Non-compete agreements	2 – 3	237	237	—
Favorable leasehold interests	2– 5	9	9	—
Total		$10,928	$4,836	$6,092

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

Amortization expense for other intangible assets subject to amortization was $437 and $870 for the three and six months ended March 31, 2007, respectively. At March 31, 2007, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $855 for the six months ending September 30, 2007 and $1,625, $1,583, $1,382 and $459 for the fiscal years ending September 30, 2008, 2009, 2010 and 2011, respectively.

6.	Accrued Expenses:

Accrued expenses consist of the following at March 31, 2007 and September 30, 2006:

	March 31, 2007		September 30, 2006
Payroll and related expenses	$19,278		$18,057
Acquisitions payable (on earned contingent consideration)	1,837	(A)	4,210	(A)
Professional fees	1,370		2,294
Interest payable	780		696
Refunds payable	2,400		875
Patient electric usage reimbursement	1,755		454
Other	5,103		4,419
	$32,523		$31,005

(A) At March 31, 2007 and September 30, 2006 includes $1,130 and $1,077, respectively, that is currently under negotiation with the owners of the previously acquired entity.

Related to the Company’s fiscal 2003 discontinued operations on the sale of two of its subsidiaries are recorded liabilities in the amount of $690 related to certain tax contingencies at March 31, 2007 and September 31, 2006.

7.	Reorganization:

In 2005 the Company was awarded two contracts with the U.K Department of Health, both of which commenced in February 2006 and both of which cover the South East of England. The contracts required the set up of additional facilities in the South East of England, which was effected in the second quarter of fiscal 2006, and which has resulted in the Company incurring additional charges and capital expenditures as it commenced supplying under the new contracts. Due to transition problems in fiscal 2006 in transferring the oxygen cylinder business from community pharmacies, the Company has incurred higher than anticipated implementation expense to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company is still facing a higher than anticipated cost structure with the conversion to the home delivery service model. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At March 31, 2007 and September 30, 2006, $170 and $315, respectively, to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid.

8.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $58,875 of the Company’s floating rate debt until January 21, 2008 and then decreases by $5,888 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $932 and $252 at March 31, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $737, net of $316 of income tax, and $272, net of $117 of income tax, respectively, and is included in other comprehensive income. For the three and six months ended March 31, 2007, the Company recognized other expense of $28, net of $12 of income tax benefit, and other income of $16, net of $7 of income tax, respectively, related to the cash flow hedge ineffectiveness. For the six months ended March 31, 2006, the Company recognized other expense of $10, net of $4 of income tax, respectively, related to the cash flow hedge ineffectiveness. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

9.	Income Taxes:

The Company recorded a provision for income taxes amounting to $760 or 27.5% of income before income taxes for the three months ended March 31, 2007, compared to a provision of $583 or 18.5% of income before income taxes for the three months ended March 31, 2006. The Company recorded a provision for income taxes amounting to $1,539 or 28.2% of income before income taxes for the six months ended March 31, 2007, compared to a provision of $1,794 or 23.1% of income before income taxes for the six months ended March 31, 2006. The difference in the effective tax rate between the three and six months ended March 31, 2007 and the three and six months ended March 31, 2006 is mainly due to permanent differences in the U.K and the resolution of prior year tax computations in fiscal 2006. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

10.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of outstanding shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2007 and 2006, the Company had outstanding stock options and warrants to purchase 2,440 and 1,472 shares, respectively, of common stock ranging in price from $1.92 to $6.20 and $5.65 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Weighted average number of common shares outstanding
as used in computation of basic EPS of common stock	44,957	44,944	44,957	44,903
Effect of dilutive securities – stock options and warrants treasury stock method	191	208	156	281
Shares used in computation of diluted EPS of common stock	45,148	45,152	45,113	45,184

11.	Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$2,007	$2,569	$3,918	$5,975
Change in cumulative translation adjustment	131	1,993	3,185	(2,424)
Unrealized gains from cash flow hedging
activities, net of income tax	212	358	465	407
Comprehensive income, net of income taxes	$2,350	$4,920	$7,568	$3,958

12.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At March 31, 2007 and September 30, 2006, the amounts guaranteed, which approximate

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

the amounts outstanding, totaled $62,870 and $71,159, respectively. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Employment Agreements

The Company has three employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $1,212 in fiscal 2007.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At March 31, 2007, the Company had $8,254 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

The two contracts related to the Company’s Oxygen business in the South East of England contain minimum service criteria to which the Company must adhere. Failure to meet the service criteria under such contracts may result in severe financial penalties to the Company. At March 31, 2007, the Company believes it was in compliance, in all material respects, with the service criteria.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following tables present certain financial information by reportable business segment for the three and six months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$67,210	$6,173	$73,383
Segment operating profit	$3,228	$1,683	$4,911
Unallocated corporate expenses			(829)
Interest and other expense, net			(1,313)
Foreign exchange loss			(2)
Income before income taxes			2,767

	Three Months Ended March 31, 2007
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$68,048	$3,050	$71,098
Segment operating profit (loss)	$4,991	$(319)	$4,672
Unallocated corporate expenses			(595)
Interest and other expense, net			(940)
Foreign exchange gain			15
Income before income taxes			$3,152

	Three Months Ended March 31, 2007
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$134,064	$12,329	$146,393
Segment operating profit	$6,630	$2,753	$9,383
Unallocated corporate expenses			(1,737)
Interest and other expense, net			(2,326)
Foreign exchange gain			137
Income before income taxes			$5,457
Depreciation and amortization	$2,590	$1,102	$3,692
Corporate depreciation and amortization			1
Total depreciation and amortization			$3,693
Identifiable assets, March 31, 2007	$172,056	$21,108	$193,164
Corporate assets			2,495
Total assets, March 31, 2007			$195,659
Total capital expenditures	$149	$836	$985

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2007
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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (‘‘FAS No. 159’’). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At March 31, 2007, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of home health aides (known as carers in the U.K), nurses and nurses aides. We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We also provide unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland.

The National Health Services (the ‘‘NHS’’) requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have continued to impact our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work from its own employee base and its in-house agency (‘‘NHS Professionals’’). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. We believe the following accounting policies are critical areas affecting our financial condition and results of operations where estimates are required.

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

Our company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with our customers range from 7 days to a maximum of 30 days from invoice date. We maintain a credit department which consists of approximately 20 personnel who are targeted to collect outstanding receivables. We have established the following guidelines for the credit department to use as well as for us to assess the credit department’s performance:

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2007. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2006 and determined that there was impairment to our goodwill balance. As such, we recorded an impairment charge of $121.9 million in the fourth quarter of fiscal 2006 by using a combination of the market multiple, comparable transaction and discounted cash flow methods. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Revenues

Total revenues for the three months ended March 31, 2007 were $73.4 million compared to $71.1 million for the three months ended March 31, 2006, an increase of $2.3 million or 3.2%. This was mainly due an increase in revenue in respiratory, medical equipment and supplies resulting from the introduction of the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006 ($2.5 million). The increase was partially offset by a reduction in the flexible staffing division as a result of the decline in the demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS Framework Agreements ($7.8 million). Changes in foreign exchange had a favorable effect on revenue ($7.6 million).

Gross Profit

Total gross profit increased by $1.6 million to $23.1 million for the three months ended March 31, 2007 from $21.5 million for the three months ended March 31, 2006, an increase of 7.4%. As a percentage of total revenue, gross profit for the three months ended March 31, 2007 increased to 31.5% from 30.3% for the comparable prior period. Gross margins for patient services decreased (29.6% for the three months ended March 31, 2007 versus 30.5% for the comparable prior period) mainly due to lower margins on the new NHS Framework Agreements. Gross margins in respiratory, medical equipment and supplies sales increased (52.1% for the three months ended March 31, 2007 versus 25.8% for the comparable prior period) mainly due to the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006. Changes in foreign exchange had a favorable effect on gross profit ($2.4 million).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1.6 million to $19.1 million for the three months ended March 31, 2007 from $17.5 million for the three months ended March 31, 2006, an increase of 9.1%. This increase was mainly due to additional costs in the respiratory, medial equipment and supplies business related to the implementation of the unified oxygen contracts that commenced in the second quarter of fiscal 2006 ($0.3 million). The increase was partially offset by lower overhead costs in the nursing segment ($0.7 million). Changes in foreign exchange had an unfavorable effect on selling, general and administrative costs ($1.9 million).

Interest Income

Total interest income for the three months ended March 31, 2007 was $32 thousand compared to $15 thousand for the three months ended March 31, 2006.

Interest Expense

Total interest expense for the three months ended March 31, 2007 was $1.3 million compared to $1.0 million for the three months ended March 31, 2006, which represents an increase of $0.3 million. This increase was principally due to higher interest costs resulting from the refinancing in December 2006 as well as changes in foreign exchange.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.8 million, or 27.5% of income before income taxes for the three months ended March 31, 2007, compared to a provision of $0.6 million, or 18.5% of income before income taxes for the three months ended March 31, 2006. The difference in the effective tax rate between the three months ended March 31, 2007 and the three months ended March 31, 2006 is mainly due to permanent differences in the U.K. and the resolution of prior year tax computation in fiscal 2006.

Net Income

As a result of the foregoing, we recorded net income of $2.0 million for the three months ended March 31, 2007 compared to net income of $2.6 million for the three months ended March 31, 2006.

Six Months Ended March 31, 2007 vs. Six Months Ended March 31, 2006

Revenues

Total revenues for the six months ended March 31, 2007 were $146.4 million, compared to $147.0 million for the six months ended March 31, 2006, a decrease of $0.6 million or 0.4%. This was mainly due to a reduction in the flexible staffing division as a result of the decline in the demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS Framework Agreements ($20.4 million). The decrease was partially offset by an increase in revenue in respiratory, medical equipment and supplies resulting from the introduction of the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006 ($5.9 million). Changes in foreign exchange had a favorable effect on revenue ($13.9 million).

Gross Profit

Total gross profit increased by $0.3 million to $45.6 million for the six months ended March 31, 2007 from $45.3 million for the six months ended March 31, 2006, an increase of 0.7%. As a percentage of total revenue, gross profit for the six months ended March 31, 2007 increased to 31.1% from 30.8% for the comparable prior period. Gross margins for patient services decreased (29.9% for the six months ended March 31, 2007 versus 30.5% for the comparable prior period) mainly due to lower margins on the new NHS Framework Agreements. Gross margins in respiratory, medical equipment and supplies sales increased (45.2% for the six months ended March 31, 2007 versus 37.8% for the comparable prior period) mainly due to the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006. Changes in foreign exchange had a favorable effect on gross profit ($4.3 million).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.4 million to $38.0 million for the six months ended March 31, 2007 from $35.6 million for the six months ended March 31, 2006, an increase of 6.6%. This increase was mainly due to additional costs in the respiratory, medial equipment and supplies business related to the implementation of the unified oxygen contracts that commenced in the second quarter of fiscal 2006 ($1.1 million). The increase was partially offset by lower overhead costs in the flexible staffing division ($2.2 million). Changes in foreign exchange had an unfavorable effect on selling, general and administrative costs ($3.4 million).

Interest Income

Total interest and other income for the six months ended March 31, 2007 was $72 thousand compared to $47 thousand for the six months ended March 31, 2006.

Interest Expense

Total interest expense for the six months ended March 31, 2007 was $2.4 million compared to $1.9 million for the six months ended March 31, 2006, which represents an increase of $0.5 million. This increase was mainly due to higher interest costs resulting from the refinancing in December 2006 and changes in foreign exchange ($0.4 million).

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.5 million or 28.2% of income before income taxes for the six months ended March 31, 2007, compared to a provision of $1.8 million or 23.1% of income before income taxes for the six months ended March 31, 2006. The difference in the effective tax rate between the six months ended March 31, 2007 and the six months ended March 31, 2006 is mainly due to permanent differences in the U.K and the resolution of prior year tax computation in fiscal 2006.

Net Income

As a result of the foregoing, we recorded net income of $3.9 million for the six months ended March 31, 2007 compared to net income of $6.0 million for the six months ended March 31, 2006.

Liquidity and Capital Resources

General

For the six months ended March 31, 2007, we generated $13.7 million of cash from operating activities. Cash requirements for the six months ended March 31, 2007 for capital expenditures ($1.0 million), payments for acquisitions payable ($2.5 million), principal payments on long-term debt ($5.8 million), net payments on revolving loan ($14.5 million), and payments for financing fees ($0.4 million), were met through operating cash flows, borrowings under the senior credit facility and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of March 31, 2007, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2007. In addition, as of March 31, 2007, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by them to us.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been historically the main operating use of cash. At March 31, 2007 and September 30, 2006, $24.1 million (12.3%) and $29.6 million (15.2%) of our total assets, respectively, consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of cash collections and lower volume of business.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2007 and September 30, 2006, our average DSOs were 30 and 36, respectively.

At March 31, 2007 gross receivables were $26.3 million, of which $16.1 million or 61.4% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2006 gross receivables were $32.1 million, of which $19.6 million or 61.0% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at March 31, 2007 and September 30, 2006 (dollars in thousands):

At March 31, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 3/31/2007
NHS	$4,263	$1,122	$535	$219	$928	$7,067
SSD	6,442	1,430	783	259	129	9,043
Commercial Payors	5,703	784	328	151	202	7,168
Private Payors	1,599	346	270	155	608	2,978
Gross AR at 3/31/2007	$18,007	$3,682	$1,916	$784	$1,867	$26,256
Less: Surcharges(A)						(496)
Less: Allowance For Doubtful Accounts						(1,697)
Accounts Receivable, net						$24,063

At September 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2006
NHS	$4,749	$2,343	$555	$474	$1,105	$9,226
SSD	6,820	2,415	539	345	243	10,362
Commercial Payors	6,279	1,729	429	214	263	8,914
Private Payors	1,780	573	240	156	841	3,590
Gross AR at 9/30/06	$19,628	$7,060	$1,763	$1,189	$2,452	$32,092
Less: Surcharges(A)						(738)
Less: Allowance For Doubtful Accounts						(1,713)
Accounts Receivable, net						$29,641

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

As discussed above under ‘‘Critical Accounting Policies – Accounts Receivable,’’ each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts.

Given the high percentage of U.K. governmental debt, the large number of customer accounts with low-value debt within the remainder of the accounts receivable ledger and the methodology for making provisions for doubtful accounts, we believe our provisioning method is prudent and appropriate for our business.

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

The senior credit facility consists of the following:

•	£18 ($35.4) million term loan A, maturing July 2009;

•	a £12.5 ($24.5) million revolving loan B1 and a £7.5 ($14.7) million invoice discounting facility B2, both of which mature July 2009 and may be drawn upon until June 2009; and

•	£8.0 ($15.7) million revolving loan C maturing July 2009 which may be drawn upon until June 2009.

Repayment of the term loan A is made semi-annually until final maturity. Repayment of the revolving loan B1 is made on the last day of its interest period. Repayment of the invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on its maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on our consolidated debt to consolidated profit ratios). As of March 31, 2007, we had outstanding borrowings of $29.5 million, $24.5 million and $8.9 million relating to term loan A, revolving loan B1 and revolving loan B2, respectively, under the senior credit facility, that bore interest at rates ranging from 7.24% to 7.68%.

The invoice discount facility commenced on January 11, 2007 and provides, among other things, the following:

•	we can borrow on 85% of our approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals and the oxygen business are not fundable.

Prior to the commencement of the invoice discount facility, we had a £7.5 million revolving loan B which was repaid upon commencement of the invoice discount facility.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as cash flow to debt service, earnings (before interest, taxes, depreciation and amortization) to interest expense, and net borrowings to earnings (before interest, taxes, depreciation and amortization). We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of March 31, 2007, we were in compliance with such financial covenants.

The senior credit facility places limits on our ability to incur capital expenditures, requires us to separate the role of the chairman and the chief executive officer no later than August 1, 2007, and requires us to engage a consultant to review our operations and make recommendations with respect thereto.

In the fourth quarter of fiscal 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3.0 ($5.9) million for general corporate purposes. We had utilized the Overdraft Facility in the first quarter of fiscal 2007 and had no amounts outstanding as of March 31, 2007. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility was charged at the same rate as loans under the revolving loan B. In December 2006, the Overdraft Facility was rolled over and incorporated into our loan under the amended and restated senior credit facility.

Guarantees

The senior credit facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At March 31, 2007 and September 30, 2006, the amounts guaranteed, which approximates the amounts outstanding, totaled $62.9 million and $71.2 million, respectively.

Financial Instrument

In February 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $58.9 million of our floating rate debt until January 21, 2008 and then decreases by $5.9 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.9 million and $0.3 million at March 31, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.7 million, net of $0.3 million of income tax, and $0.3 million, net of $0.1 million of income tax , respectively, and is included in other comprehensive income. For the three months ended March 31, 2007, we recognized other expense of $28 thousand, net of $12 thousand of income tax related to the cash flow hedge ineffectiveness. For the six months ended March 31, 2007 and 2006, we recognized other income of $16 thousand, net of $7 thousand of income tax and other expense of $10 thousand, net of $4 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

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

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames will serve as Executive Vice President of our company for a period of 18 months. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $0.3 million per annum. In addition she is entitled to receive $5 thousand for each trip of five business day or more that she makes to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips is $50 thousand. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment (other than for cause, death or disability), then (1) all stock options in our company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Mr. Aitken and Ms. Eames have each agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

In July 2006, we entered into an employment agreement with David Moffatt, our chief financial officer. Our employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of March 31, 2007 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Obligations
2007	$5,888	$1,543	$7,431
2008	11,775	2,011	13,786
2009	45,207	1,646	46,853
2010	—	1,329	1,329
2011	—	890	890
Thereafter	—	835	835
	$62,870	$8,254	$71,124

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.6 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2007. Certain of these leases provide for renewal options.

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

The two contracts related to our company’s Oxygen business in the South East of England contain minimum service criteria to which we must adhere. Failure to meet the service criteria under such contracts may result in severe financial penalties to us. At March 31, 2007, we believe we were in compliance, in all material respects, with the service criteria of such contracts.

Impact of Recent Accounting Standards

See Note 15 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2007 period as compared to the year to date fiscal 2006 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $13.9 million, increased operating income of $0.9 million and increased net income of $0.3 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $14.6 million, $0.9 million and $0.4 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our senior credit facility, we use interest rate swap agreements.

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $58.9 million of our floating rate debt until January 21, 2008 and then decreases by $5.9 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be an asset of $0.9 million and $0.3 million at March 31, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At March 31, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.7 million, net of $0.3 million of income tax, and $0.3 million, net of $0.1 million of income tax, respectively, and is included in other comprehensive income. For the three and six months ended March 31, 2007, we recognized other expense of $28 thousand, net of $12 thousand of income tax and other income of $16 thousand, net of $7 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. For the six months ended March 31, 2006, we recognized other expense of $10 thousand, net of $4 thousand of income tax related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

The interest rate on our remaining bank debt of $4.0 million is reset at least every month to reflect current market rates. Consequently, the carrying value of our variable rate bank debt approximates its fair value at March 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.

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

In February 2006, the company was awarded two contracts to supply oxygen, using a mix of concentrators and clinical grade oxygen cylinders directly to patients homes, instead of the supply of oxygen in cylinders to pharmacies. In the legacy business we used some 80,000 cylinders to provide oxygen to pharmacies. They in turn distributed the oxygen to patient’s homes. The cylinders were not bar coded and the information systems to record the location of the cylinders were inadequate. As a result of having reorganized our Allied Respiratory Limited business to the new form of supply, substituting the use of cylinders only for concentrators and cylinders, in fiscal 2006 we wrote off 42,000 cylinders with a book value of $5.4 million. Most of these cylinders are still in the field and it is uneconomical to collect them for scrap value. However, it was apparent to management that the manual records were inadequate to enable us to recover these assets should it be economic to do so. Accordingly, based on the specific criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that these control deficiencies constituted a material weakness.

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

Accordingly, and based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

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

As a result of the remediation of material weakness, certain changes have been made to the company’s internal control structure, which management believes will strengthen its internal controls over the oxygen cylinders. There have not been any other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2007

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffatt
David Moffatt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)