Form 10-Q
period 2007-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2007-08-07
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2007

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock	44,957,492 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

THIRD QUARTER REPORT ON FORM 10-Q

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

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of the Company begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,311	$3,583
Accounts receivable, less allowance for doubtful accounts of $1,651 and $1,713, respectively	25,707	29,641
Unbilled accounts receivable	13,736	11,823
Inventories	314	586
Deferred income taxes	1,250	691
Prepaid expenses and other assets	2,093	1,547
Total current assets	44,411	47,871
Property and equipment, net	26,242	27,076
Goodwill	120,449	112,710
Other intangible assets, net	5,784	6,655
Derivative asset	807	252
Deferred income taxes	—	197
Deferred financing costs and other assets	820	581
Total assets	$198,513	$195,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,023	$11,236
Accounts payable	2,792	4,739
Accrued expenses, inclusive of payroll and related expenses	37,513	31,005
Liabilities of discontinued operations	690	690
Taxes payable	3,819	1,366
Total current liabilities	56,837	49,036
Long-term debt	43,716	59,923
Deferred income taxes	535	—
Total liabilities	101,088	108,959
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,542 and 45,542 shares, respectively	455	455
Additional paid-in capital	239,901	238,944
Accumulated other comprehensive income	18,310	13,258
Accumulated deficit	(158,947)	(163,980)
	99,719	88,677
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	97,425	86,383
Total liabilities and shareholders’ equity	$198,513	$195,342

See notes to condensed consolidated financial statements

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Net patient services	$70,503	$69,234	$204,567	$210,961
Net respiratory, medical equipment and supplies	7,074	3,936	19,403	9,162
Total revenues	77,577	73,170	223,970	220,123
Cost of revenues:
Patient services	49,263	47,908	143,307	146,349
Respiratory, medical equipment and supplies	3,121	3,086	9,873	6,336
Total cost of revenues	52,384	50,994	153,180	152,685
Gross profit	25,193	22,176	70,790	67,438
Selling, general and administrative expenses	21,846	19,301	59,797	54,892
Operating income	3,347	2,875	10,993	12,546
Interest income	20	43	92	90
Interest expense	(1,181)	(1,019)	(3,602)	(2,928)
Other income	68	31	91	17
Foreign exchange gain	94	88	231	62
Income before income taxes	2,348	2,018	7,805	9,787
Provision for income taxes	1,233	668	2,772	2,462
Net income	$1,115	$1,350	$5,033	$7,325
Basic and diluted net income per share of common stock	$0.02	$0.03	$0.11	$0.16
Weighted average number of common shares outstanding:
Basic	44,957	44,957	44,957	44,921
Diluted	45,211	44,957	45,145	45,108

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$5,033	$7,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,232	3,718
Amortization of intangible assets	1,302	1,359
Amortization of debt issuance costs and warrants	265	133
Provision for allowance for doubtful accounts	230	174
Stock based compensation costs	522	399
Loss (gain) on sale of fixed assets	3	(3)
Deferred income taxes	65	695
Warrant costs	435	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	5,626	4,656
Decrease (increase) in inventories	304	(360)
Increase in prepaid expenses and other assets	(1,424)	(556)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,882	(328)
Net cash provided by operating activities	23,475	17,212
Cash flows from investing activities:
Capital expenditures	(1,837)	(20,835)
Proceeds from sale of property and equipment	264	20
Payments for acquisitions – net of cash acquired	—	(833)
Payments on acquisitions payable	(2,561)	(5,186)
Net cash used in investing activities	(4,134)	(26,834)
Cash flows from financing activities:
Principal payments on long-term debt	(5,855)	(5,328)
(Payments) borrowings under revolving loan, net	(14,638)	11,545
Borrowings under invoice discounting facility, net	615	—
Payments for financing fees	(528)	—
Stock options exercised	—	411
Net cash (used in) provided by financing activities	(20,406)	6,628
Effect of exchange rate on cash	(1,207)	(477)
Decrease in cash and cash equivalents	(2,272)	(3,471)
Cash and cash equivalents, beginning of period	3,583	5,873
Cash and cash equivalents, end of period	$1,311	$2,402
Supplemental cash flow information:
Cash paid for interest	$2,355	$2,029
Cash paid for income taxes, net	$1,532	$2,665
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired		$937
Liabilities assumed or incurred		(104)
Cash paid for acquisitions (including related expenses)		833
Cash acquired		—
Net cash paid for acquisitions		$833

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The Company is a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At June 30, 2007, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of home health aides (known as carers in the U.K.), nurses and nurses aides, which comprise its staffing segment (‘‘Staffing’’). The Company focuses on placing its staff on a per diem basis in hospitals, nursing homes, care homes and private homes. The Company also supplies unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland, which comprises its oxygen segment (‘‘Oxygen’’).

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2006 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of operating results for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

At June 30, 2007, the Company had a working capital deficit of $12.4 million. Based on the Company’s forecast of cash flows and available funds under its senior credit facility, management believes that it will be able to meet its obligations in the near term as they become due. The Company believes the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct its operations for the next twelve months.

2.	Stock-Based Compensation:

Stock Options

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 1,694 shares at June 30, 2007.

For the three and nine months ended June 30, 2007, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes by $151 and $522, respectively, and net income by $124 and $414, respectively. For the three and nine months ended June 30, 2006, stock-based compensation cost recognized in selling, general and administrative expenses lowered income before income taxes by $123 and $399, respectively, and net income by $97 and $319, respectively. For the three months ended June 30, 2007 and 2006, stock based compensation had a $0.01 and $0.00, respectively impact on basic and diluted earnings per share (‘‘EPS’’). For the nine months ended June 30, 2007 and 2006, stock based compensation had a $0.01 and a $0.01, respectively, impact on basic and diluted EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of June 30, 2007, there was $706 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.1 years.

Following is a summary of stock option activity during the three and nine months ended June 30, 2007:

Share Options	Share Options	Weighted-Average Exercise Price ($)
Outstanding at April 1, 2007	2,855	3.72
Forfeited	(15)	6.00
Outstanding at June 30, 2007	2,840	3.71

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2006	2,633	4.99
Granted	1,140	1.97
Forfeited	(933)	5.19
Outstanding at June 30, 2007	2,840	3.71	7.7	1,000
Exercisable at June 30, 2007	1,941	4.36	7.0	412

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The Company did not grant options in the three months ended June 30, 2007 and 2006. The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2007 and 2006 was $1.12 and $3.81, respectively. No options were exercised during the three and nine months ended June 30, 2007. No options were exercised during the three months ended June 30, 2006. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $240. For options exercised during the nine months ended June 30, 2006, $411 was received in cash to cover the exercise price of the options exercised. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Expected life (years)	5.6	6.5
Risk-free interest rate	4.7%	4.4%
Volatility	54.5%	63.3%
Expected dividend yield	0%	0%

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method.

Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2007 and the activity for the three and nine months ended June 30, 2007:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at April 1, 2007	946	1.39
Vested	(37)	0.98
Forfeited	(10)	3.76
Nonvested at June 30, 2007	899	1.38

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2006	285	2.98
Granted	1,140	1.12
Vested	(136)	1.91
Forfeited	(390)	1.59
Nonvested at June 30, 2007	899	1.38

The total fair value of share options vested during the three and nine months ended June 30, 2007 was $37 and $260, respectively. The total fair value of share options vested during the three and nine months ended June 30, 2006 was $106 and $723, respectively.

Warrants:

In the third quarter of fiscal 2007, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to investment banking advise, investor awareness and business advisory services, the Company issued to such third party warrants to purchase up to an aggregate of 135 shares of its common stock. Of the 135 warrants issued, 45 of the warrants are exercisable at

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

$3.00 per share, 45 of the warrants are exercisable at $3.35 per share and 45 of the warrants are exercisable at a price of $3.75 per share. The warrants expire on October 18, 2008. At issuance, the warrants were immediately vested and the Company recognized a charge of $177 related to the fair value of the warrants.

In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants are exercisable at $4.75 per share, 175 of the warrants are exercisable at $5.50 per share and 75 of the warrants are exercisable at a price of $6.00 per share. At issuance, the warrants had a fair value of $603, which was recognized by the Company in previous fiscal years. In the third quarter of fiscal 2007, the Company extended the expiration date of the warrants from August 13, 2007 to August 31, 2008 and recognized a charge of $258 related to the additional fair value of the warrants.

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $501 and $468 at June 30, 2007 and September 30, 2006, respectively.

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

Major classes of property and equipment, net, consist of the following at June 30, 2007 and September 30, 2006:

	June 30, 2007	September 30, 2006
Revenue producing equipment	$20,564	$18,121
Furniture, fixtures and equipment (including software)	30,540	28,212
Leasehold improvements	1,196	1,044
	52,300	47,377
Less, accumulated depreciation and amortization	26,058	20,301
	$26,242	$27,076

Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2007 were $1,409 and $4,232, respectively. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2006 were $1,574 and $3,718, respectively. The net book value of revenue producing equipment was $14,059 and $13,182 at June 30, 2007 and September 30, 2006, respectively.

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

The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2007:

	Staffing	Oxygen	Total
Balance at October 1, 2006	$112,538	$172	$112,710
Foreign exchange effect	7,727	12	7,739
Balance at June 30, 2007	$120,265	$184	$120,449

Of the $120,449 goodwill amount, approximately $5,919 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	10,701	4,917	5,784
Trade names	3	206	206	—
Non-compete agreements	2 – 3	242	242	—
Favorable leasehold interests	2 – 5	9	9	—
Total		11,158	5,374	5,784

		September 30, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,000	$3,371	$6,629
Trade names	3	193	193	—
Non-compete agreements	2 – 3	225	199	26
Favorable leasehold interests	2 – 5	9	9	—
Total		$10,427	$3,772	$6,655

Amortization expense for other intangible assets subject to amortization was $432 and $1,302 for the three and nine months ended June 30, 2007, respectively. Amortization expense for other intangible assets subject to amortization was $441 and $1,359 for the three and nine months ended June 30, 2006, respectively. At June 30, 2007, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $436 for the three months ending September 30, 2007 and $1,660, $1,617, $1,412 and $469 for the fiscal years ending September 30, 2008, 2009, 2010 and 2011, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

6.	Accrued Expenses:

Accrued expenses consist of the following at June 30, 2007 and September 30, 2006:

	June 30, 2007		September 30, 2006
Payroll and related expenses (including severance costs)	$22,109		$18,057
Acquisitions payable (on earned contingent consideration)	1,876	(A)	4,210	(A)
Professional fees	2,006		2,294
Interest payable	1,781		696
Refunds payable	2,851		875
Patient electric usage reimbursement	1,392		454
Other	5,498		4,419
	$37,513		$31,005

(A)	At June 30, 2007 and September 30, 2006 includes $1,153 and $1,077, respectively, that is currently under negotiation with the owners of the previously acquired entity.

Related to the Company’s fiscal 2003 discontinued operations on the sale of two of its subsidiaries are recorded liabilities in the amount of $690 related to certain tax contingencies at June 30, 2007 and September 31, 2006.

7.	Reorganization:

In 2005 the Company was awarded two contracts with the U.K. Department of Health, both of which commenced in February 2006 and both of which cover the South East of England. The contracts required the set up of additional facilities in the South East of England, which was effected in the second quarter of fiscal 2006, and which has resulted in the Company incurring additional charges and capital expenditures as it commenced supplying under the new contracts. Due to transition problems in fiscal 2006 in migrating the oxygen cylinder business from community pharmacies, the Company has incurred higher than anticipated implementation expense to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies. The Company is still facing a higher than anticipated cost structure with the conversion to the home delivery service model and above anticipated growth in patient numbers. These additional costs are expected to continue for the foreseeable future before cost efficiencies can be achieved.

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At June 30, 2007 and September 30, 2006, $148 and $315, respectively, to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid.

8.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

$60,117 of the Company’s floating rate debt until January 21, 2008 and then decreases by $6,012 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $807 and $252 at June 30, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $602, net of $258 of income tax, and $272, net of $117 of income tax, respectively, and is included in other comprehensive income. For the three and nine months ended June 30, 2007, the Company recognized other income of $47, net of $20 of income tax, and $64, net of $27 of income tax, respectively, related to the cash flow hedge ineffectiveness. For the three and nine months ended June 30, 2006, the Company recognized other income of $23, net of $10 of income tax and $13, net of $5 of income tax, respectively, related to the cash flow hedge ineffectiveness. The Company will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

9.	Income Taxes:

The Company recorded a provision for income taxes amounting to $1,233 or 52.5% of income before income taxes for the three months ended June 30, 2007, compared to a provision of $668 or 33.1% of income before income taxes for the three months ended June 30, 2006. The Company recorded a provision for income taxes amounting to $2,772 or 35.5% of income before income taxes for the nine months ended June 30, 2007, compared to a provision of $2,462 or 25.2% of income before income taxes for the nine months ended June 30, 2006. The difference in the effective tax rate between the three and nine months ended June 30, 2007 and the three and nine months ended June 30, 2006 is mainly due to our recording of a valuation allowance for the tax benefit associated with the U.S. operating loss, permanent differences in the U.K. and the resolution of prior year tax computations in fiscal 2006. The Company records reserves for estimates of probable settlements relating to certain U.S. and U.K. tax matters. The results of these matters and negotiations with the taxing authorities may affect the ultimate settlement of these issues. These tax reserves are included in current liabilities.

10.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of outstanding shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2007 and 2006, the Company had outstanding stock options and warrants to purchase 2,515 and 2,780 shares, respectively, of common stock ranging in

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

price from $1.92 to $6.20 and $3.83 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,957	44,957	44,957	44,921
Effect of dilutive securities – stock options and warrants treasury stock method	254	—	188	187
Shares used in computation of diluted EPS of common stock	45,211	44,957	45,145	45,108

11.	Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company. The following table displays comprehensive income for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,115	$1,350	$5,033	$7,325
Change in cumulative translation adjustment	1,536	8,137	4,721	5,713
Unrealized (losses) gains from cash flow hedging activities, net of income tax	(134)	250	331	657
Comprehensive income, net of income taxes	$2,517	$9,737	$10,085	$13,695

12.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At June 30, 2007 and September 30, 2006, the amounts guaranteed, which approximate the amounts outstanding, totaled $55,739 and $71,159, respectively. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Employment Agreements

The Company has two employment agreements with its executive officers that provide for minimum aggregate annual compensation of approximately $631 in fiscal 2007.

In June 2007, Timothy M. Aitken resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with his resignation, Mr. Aitken and the Company entered into a

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Settlement Agreement (the ‘‘Settlement Agreement’’), dated June 26, 2007, but executed by Mr. Aitken on July 2, 2007. As the contractual termination benefits were approved by the Board of Directors and communicated and agreed to by Mr. Aitken in June 2007, the Company recognized charges of $1,194 related to severance costs and related professional fees in the third quarter of fiscal 2007.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At June 30, 2007, the Company had $8,485 of lease obligations that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

The two contracts related to the Company’s Oxygen business in the South East of England contain minimum service criteria to which the Company must adhere. Failure to meet the service criteria under such contracts may result in significant financial penalties to the Company. The Company has regular discussions with the U.K. Department of Health (‘‘DOH’’) in relation to key performance indicators (‘‘KPI’’), such as rebating electricity costs to concentrator users, servicing concentrators every six months and the accuracy of billings to the Primary Care Trusts. In June 2007, the Company received a letter from the DOH requesting that it confirm it is in compliance with its KPI. The Company has responded to the DOH and is awaiting the outcome of its response to confirm compliance with the DOH request. The Company believes that adequate provisions have been made in the financial statements for any payments resulting from the DOH review.

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

The following tables present certain financial information by reportable business segment for the three and nine months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$70,503	$7,074	$77,577
Segment operating profit	$2,814	$2,191	$5,005
Unallocated corporate expenses			(1,658)
Interest and other expense, net			(1,093)
Foreign exchange gain			94
Income before income taxes			$2,348

	Three Months Ended June 30, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$69,234	$3,936	$73,170
Segment operating profit (loss)	$4,331	$(517)	$3,814
Unallocated corporate expenses			(939)
Interest and other expense, net			(945)
Foreign exchange gain			88
Income before income taxes			$2,018

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30, 2007
	Staffing	Oxygen	Total
Total revenues to unaffiliated customers	$204,567	$19,403	$223,970
Segment operating profit	$9,444	$4,944	$14,388
Unallocated corporate expenses			(3,395)
Interest and other expense, net			(3,419)
Foreign exchange gain			231
Income before income taxes			$7,805
Depreciation and amortization	$3,846	$1,687	$5,533
Corporate depreciation and amortization			1
Total depreciation and amortization			$5,534
Identifiable assets, June 30, 2007	$174,411	$21,599	$196,010
Corporate assets			2,503
Total assets, June 30, 2007			$198,513
Total capital expenditures	$299	$1,538	$1,837

	Nine Months Ended June 30, 2006
	Staffing	Oxygen	Total
Total revenues from unaffiliated customers	$210,961	$9,162	$220,123
Segment operating profit (loss)	$14,878	$(25)	$14,853
Unallocated corporate expenses			(2,307)
Interest and other expense, net			(2,821)
Foreign exchange income			62
Income before income taxes			$9,787
Depreciation and amortization	$3,911	$1,162	$5,073
Corporate depreciation and amortization			4
Total depreciation and amortization			$5,077
Identifiable assets, June 30, 2006	$287,659	$36,834	$324,493
Corporate assets			2,601
Total assets, June 30, 2006			$327,094
Total Capital expenditures	$7,678	$13,157	$20,835

14.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $91 to such plans in fiscal 2007.

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

In September 2006, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’). The interpretation in SAB No. 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This interpretation establishes the staff’s approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on its consolidated financial position and results of operations and will apply the guidance in its fourth quarter ended September 30, 2007.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At June 30, 2007, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of home health aides (known as carers in the U.K), nurses and nurses aides. We focus on placing our staff on a per diem basis in hospitals, nursing homes, care homes and private homes. We also provide unified oxygen services, including concentrators, directly to customers in the South East of England and Northern Ireland as well as cylindered gas in Scotland.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2007. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2006 and determined that there was impairment to our goodwill balance. As such, we recorded an impairment charge of $121.9 million in the fourth quarter of fiscal 2006 by using a combination of the market multiple, comparable transaction and discounted cash flow methods. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services and respiratory therapy revenues are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates and account for approximately 91% of our company’s business, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Revenues from the rental of home medical equipment are recognized over the rental period (typically on a month-to-month basis). Revenues from the sale of oxygen and supplies for use in respiratory therapy are recognized when products are delivered, a contractual arrangement exists, the sales price is either fixed or determinable and collection is reasonably assured.

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

Results of Operations

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Revenues

Total revenues for the three months ended June 30, 2007 were $77.6 million compared to $73.2 million for the three months ended June 30, 2006, an increase of $4.4 million or 6.0%. This was mainly due an increase in revenue in respiratory, medical equipment and supplies resulting from the introduction of the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006 ($2.6 million). The increase was partially offset by a reduction in the flexible staffing division as a result of the decline in the demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS Framework Agreements ($4.4 million). Changes in foreign exchange had a favorable effect on revenue ($6.2 million).

Gross Profit

Total gross profit increased by $3.0 million to $25.2 million for the three months ended June 30, 2007 from $22.2 million for the three months ended June 30, 2006, an increase of 13.6%. As a percentage of total revenue, gross profit for the three months ended June 30, 2007 increased to 32.5% from 30.3% for the comparable prior period. Gross margins for patient services slightly decreased (30.1% for the three months ended June 30, 2007 versus 30.8% for the comparable prior period) mainly due to lower margins on the new NHS Framework Agreements. Gross margins in respiratory, medical equipment and supplies sales increased (55.9% for the three months ended June 30, 2007 versus 21.6% for the comparable prior period) mainly due to the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006. The contracts resulted in us incurring additional charges and implementation costs as we commenced supplying under the new contracts in the comparable prior year quarter. Changes in foreign exchange had a favorable effect on gross profit ($2.0 million).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.5 million to $21.8 million for the three months ended June 30, 2007 from $19.3 million for the three months ended June 30, 2006, an increase of 13.2%. This increase was mainly due to severance costs and related professional fees incurred upon the resignation of the chairman and chief executive officer ($1.2 million), issuance of new warrants and modification to extend the expiration date on previous warrants issued ($0.4 million), additional costs in the respiratory, medial equipment and supplies business related to the implementation of the unified oxygen contracts that commenced in the second quarter of fiscal 2006 ($0.1 million). The increase was partially offset by lower overhead costs in the staffing segment ($0.7million). Changes in foreign exchange had an unfavorable effect on selling, general and administrative costs ($1.6 million).

Interest Income

Total interest income for the three months ended June 30, 2007 was $20 thousand compared to $43 thousand for the three months ended June 30, 2006.

Interest Expense

Total interest expense for the three months ended June 30, 2007 was $1.2 million compared to $1.0 million for the three months ended June 30, 2006, which represents an increase of $0.2 million. This increase was principally due to changes in foreign exchange.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.2 million, or 52.5% of income before income taxes for the three months ended June 30, 2007, compared to a provision of $0.7 million, or 33.1% of income before income taxes for the three months ended June 30, 2006. The difference in the effective tax rate between the three months ended June 30, 2007 and the three months ended June 30, 2006 is primarily due to our recording of a valuation allowance for the tax benefit associated with the current quarter’s U.S. operating loss and permanent differences in the U.K.

Net Income

As a result of the foregoing, we recorded net income of $1.1 million for the three months ended June 30, 2007 compared to net income of $1.4 million for the three months ended June 30, 2006.

Nine Months Ended June 30, 2007 vs. Nine Months Ended June 30, 2006

Revenues

Total revenues for the nine months ended June 30, 2007 were $224.0 million, compared to $220.1 million for the nine months ended June 30, 2006, an increase of $3.9 million or 1.7%. This was mainly due to an increase in revenue in respiratory, medical equipment and supplies resulting from the introduction of the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006 ($8.5 million) and changes in foreign exchange that had a favorable effect on revenue ($20.2 million). The increase was partially offset by a reduction in the flexible staffing division as a result of the decline in the demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the extension of the NHS Framework Agreements ($24.8 million).

Gross Profit

Total gross profit increased by $3.4 million to $70.8 million for the nine months ended June 30, 2007 from $67.4 million for the nine months ended June 30, 2006, an increase of 5.0%. As a percentage of total revenue, gross profit for the nine months ended June 30, 2007 increased to 31.6% from 30.6% for the comparable prior period. Gross margins for patient services decreased (29.9% for the nine months ended June 30, 2007 versus 30.6% for the comparable prior period) mainly due to lower margins on the new NHS Framework Agreements. Gross margins in respiratory, medical equipment and supplies sales increased (49.1% for the nine months ended June 30, 2007 versus 30.8% for the comparable prior period) mainly due to the unified oxygen supply contracts that commenced in the second quarter of fiscal 2006. The contracts resulted in us incurring additional charges and implementation costs as we commenced supplying under the new contracts in the comparable prior year quarter. Changes in foreign exchange had a favorable effect on gross profit ($6.4 million).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $4.9 million to $59.8 million for the nine months ended June 30, 2007 from $54.9 million for the nine months ended June 30, 2006, an increase of 8.9%. This increase was mainly due to severance costs and related professional fees incurred upon the resignation of the chairman and chief executive officer ($1.2 million), issuance of new warrants and modification to extend the expiration date on previous warrants issued ($0.4 million), additional costs in the respiratory, medial equipment and supplies business related to the implementation of the unified oxygen contracts that commenced in the second quarter of fiscal 2006 ($1.2 million). The increase was partially offset by lower overhead costs in the flexible staffing division ($3.0 million). Changes in foreign exchange had an unfavorable effect on selling, general and administrative costs ($5.1 million).

Interest Income

Total interest and other income for the nine months ended June 30, 2007 was $92 thousand compared to $90 thousand for the nine months ended June 30, 2006.

Interest Expense

Total interest expense for the nine months ended June 30, 2007 was $3.6 million compared to $2.9 million for the nine months ended June 30, 2006, which represents an increase of $0.7 million. This increase was mainly due to higher interest costs resulting from the refinancing in December 2006 and changes in foreign exchange ($0.6 million).

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.8 million or 35.5% of income before income taxes for the nine months ended June 30, 2007, compared to a provision of $2.5 million or 25.2% of income before income taxes for the nine months ended June 30, 2006. The difference in the effective tax rate between the nine months ended June 30, 2007 and the nine months ended June 30, 2006 is mainly due to our recording of a valuation allowance for the tax benefit associated with the current year’s U.S. operating loss, permanent differences in the U.K. and the resolution of prior year tax computation in fiscal 2006.

Net Income

As a result of the foregoing, we recorded net income of $5.0 million for the nine months ended June 30, 2007 compared to net income of $7.3 million for the nine months ended June 30, 2006.

Liquidity and Capital Resources

General

For the nine months ended June 30, 2007, we generated $23.5 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2007 for capital expenditures ($1.8 million), payments for acquisitions payable ($2.6 million), principal payments on long-term debt ($5.9 million), net payments on revolving loan ($14.6 million), and payments for financing fees ($0.5 million), were met through operating cash flows, borrowings under the senior credit facility and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of June 30, 2007, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at June 30, 2007. In addition, as of June 30, 2007, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by them to us.

We believe the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months. At June 30, 2007, we had a working capital deficit of $12.4 million. Based on our forecast of cash flows and available funds under our senior credit facility, we believe that we will be able to meet our obligations in the near term as they become due. The following table shows the amount of borrowings available to us under our existing senior credit facility (dollars in thousands):

6/30/2007	$86,168
9/30/2007	$80,156
12/31/2007	$80,156
3/31/2008	$74,144
6/30/2008	$74,144
9/30/2008	$68,133

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been historically the main operating use of cash. At June 30, 2007 and September 30, 2006, $25.7 million (12.9%) and $29.6 million (15.2%) of our total assets, respectively, consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to strict targets being set and achieved by management on the recovery of overdue debts and cash collection, which in turn has yielded sustained cash flow benefits.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2007 and September 30, 2006, our average DSOs were 30 and 36, respectively.

At June 30, 2007 gross receivables were $27.9 million, of which $16.9 million or 60.7% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2006 gross receivables were $32.1 million, of which $19.6 million or 61.0% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at June 30, 2007 and September 30, 2006 (dollars in thousands):

At June 30, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 6/30/2007
NHS	$4,675	$1,819	$363	$204	$508	$7,569
SSD	6,999	1,873	247	171	86	9,376
Commercial Payors	5,961	1,198	202	85	179	7,625
Private Payors	1,889	517	204	106	625	3,341
Gross AR at 6/30/2007	$19,524	$5,407	$1,016	$566	$1,398	$27,911
Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(1,651)
Accounts Receivable, net						$25,707

At September 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2006
NHS	$4,749	$2,343	$555	$474	$1,105	$9,226
SSD	6,820	2,415	539	345	243	10,362
Commercial Payors	6,279	1,729	429	214	263	8,914
Private Payors	1,780	573	240	156	841	3,590
Gross AR at 9/30/06	$19,628	$7,060	$1,763	$1,189	$2,452	$32,092
Less: Surcharges(A)						(738)
Less: Allowance For Doubtful Accounts						(1,713)
Accounts Receivable, net						$29,641

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

We provide nurses and home health aides on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour) agreed to in advance with our customers. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 30 days from submission of invoices.

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

The senior credit facility consists of the following:

•	£18 ($36.1) million term loan A, maturing July 2009;

•	a £12.5 ($25.0) million revolving loan B1 and a £7.5 ($15.0) million invoice discounting facility B2, both of which mature July 2009 and may be drawn upon until June 2009; and

•	£8.0 ($16.0) million revolving loan C maturing July 2009 which may be drawn upon until June 2009.

Repayment of the term loan A is made semi-annually until final maturity. Repayment of the revolving loan B1 is made on the last day of its interest period. Repayment of the invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on its maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bear interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on our consolidated debt to consolidated profit ratios). As of June 30, 2007, we had outstanding borrowings of $30.1 million, $25.0 million and $0.6 million relating to term loan A, revolving loan B1 and revolving loan B2, respectively, under the senior credit facility, that bore interest at rates ranging from 7.24% to 9.35%.

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

The senior credit facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as cash flow to debt service, earnings (before interest, taxes, depreciation and amortization) to interest expense, and net borrowings to earnings (before interest, taxes, depreciation and amortization). We are also obligated to ensure that the guarantors of the senior credit facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of June 30, 2007, we were in compliance with such financial covenants.

The senior credit facility places limits on our ability to incur capital expenditures, requires us to separate the role of the chairman and the chief executive officer no later than August 1, 2007, and requires us to engage a consultant to review our operations and make recommendations with respect thereto. In July 2007, the role of the chairman and chief executive officer was separated. We further obtained an extension of time to February 1, 2008 to appoint permanent chief executive officer.

In the fourth quarter of fiscal 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3.0 ($5.9) million for general corporate purposes. We had utilized the Overdraft Facility in the first quarter of fiscal 2007 and had no amounts outstanding as of June 30, 2007. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility was charged at the same rate as loans under the revolving loan B. In December 2006, the Overdraft Facility was rolled over and incorporated into our loan under the amended and restated senior credit facility.

Guarantees

The senior credit facility is secured by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At June 30, 2007 and September 30, 2006, the amounts guaranteed, which approximates the amounts outstanding, totaled $55.7 million and $71.2 million, respectively.

Financial Instrument

In February 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $60.1 million of our floating rate debt until January 21, 2008 and then decreases by $6.0 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.8 million and $0.3 million at June 30, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.6 million, net of $0.3 million of income tax, and $0.3 million, net of $0.1 million of income tax , respectively, and is included in other comprehensive income. For the three and nine months ended June 30, 2007, we recognized other income of $47 thousand, net of $20 thousand of income tax and $64 thousand, net of $27 of income tax related to the cash flow hedge ineffectiveness. For the three and nine months ended June 30, 2006, we recognized other income of $23 thousand, net of $10 thousand of income tax and $13 thousand, net of $5 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Commitments

Employment Agreements

We have two employment agreements with our executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million in fiscal 2007.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames will serve as Executive Vice President of our company for a period of 18 months. In addition, Ms. Eames is currently serving as interim chief executive officer. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $0.3 million per annum. In addition she is entitled to receive $5 thousand for each trip of five business day or more that she makes to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips is $50 thousand. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within nine months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment (other than for cause, death or disability), then (1) all stock options in our company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Ms. Eames has agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

In July 2006, we entered into an employment agreement with David Moffatt, our chief financial officer. Our employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment agreement with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

In June 2007, Timothy M. Aitken resigned as chairman of the board and chief executive officer of our company. In connection with his resignation, Mr. Aitken and the company entered into a Settlement Agreement (the ‘‘Settlement Agreement’’), dated June 26, 2007, but executed by Mr. Aitken on July 2, 2007. As the contractual termination benefits were approved by the board of directors and communicated and agreed to by Mr. Aitken in June 2007, we recognized charges of $1.2 million related to severance costs and related professional fees in the third quarter of fiscal 2007.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings,’’ and ‘‘Commitments’’ above, the following table summarizes our contractual cash obligations as of June 30, 2007 (dollars in thousands):

Fiscal	Total Debt Obligations(1)	Total Lease Obligations	Total Obligations
2007	$6,012	$761	$6,773
2008	12,023	2,297	14,320
2009	37,704	1,891	39,595
2010	—	1,537	1,537
2011	—	1,060	1,060
Thereafter	—	939	939
	$55,739	$8,485	$64,224

(1)	These amounts do not include interest payments. Based on current levels of debt, we expect to incur annual interest payments of approximately $3.6 million.

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of June 30, 2007. Certain of these leases provide for renewal options.

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

The two contracts related to our company’s Oxygen business in the South East of England contain minimum service criteria to which we must adhere. Failure to meet the service criteria under such contracts may result in significant financial penalties to us. We have had regular discussions with the U.K. Department of Health (‘‘DOH’’) in relation to key performance indicators (‘‘KPI’’), such as rebating electricity costs to concentrator users, servicing concentrators every six months and the accuracy of billings to the Primary Care Trusts. In June 2007, we received a letter from the DOH requesting that we confirm we are in compliance with our KPI. We have responded to the DOH and are awaiting the outcome of our response to confirm compliance with the DOH request. We believe that adequate provisions have been made in the financial statements for any payments resulting from the DOH review.

Impact of Recent Accounting Standards

See Note 15 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2007 period as compared to the year to date fiscal 2006 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $20.2 million, increased operating income of $1.3 million and increased net income of $0.5 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $22.4 million, $1.4 million and $0.5 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our senior credit facility, we use interest rate swap agreements.

In fiscal 2005, we entered into two interest rate swap agreements, which expire on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $60.1 million of our floating rate debt until January 21, 2008 and then decreases by $6.0 million each six month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, we calculated the fair value of the interest rate swap agreements to be an asset of $0.8 million and $0.3 million at June 30, 2007 and September 30, 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At June 30, 2007 and September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.6 million, net of $0.3 million of income tax, and $0.3 million, net of $0.1 million of income tax, respectively, and is included in other comprehensive income. For the three and nine months ended June 30, 2007, we recognized other income of $47 thousand, net of $20 thousand of income tax and $64 thousand, net of $27 of income tax related to the cash flow hedge ineffectiveness. For the three and nine months ended June 30, 2006, we recognized other income of $23 thousand, net of $10 thousand of income tax and $13 thousand, net of $5 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness. We will continue to assess the effectiveness of these cash flow hedges on a quarterly basis.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our interim chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.

Under the rules of the Securities and Exchange Commission, ‘‘disclosure controls and procedures’’ are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Material Weakness

To rectify this weakness, in the quarter ended December 31, 2006, we started and continue to bar code all the retained cylinders as they pass through our filling plant and we have designed controls to record the delivery and recovery of assets from patients. We are currently bar coding all assets going through our filling plant and expect to be able to reconcile all the assets in our patient network to the carrying value on our consolidated balance sheet by September 30, 2007. Further, in the third quarter ended June 30, 2007, we have enhanced our delivery documentation. During the fourth quarter of fiscal 2007, we will review the effectiveness of these controls.

Accordingly, and based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

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

As a result of the remediation of material weakness, certain changes have been made to the company’s internal control structure, which management believes will strengthen its internal controls over the oxygen cylinders. There have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 30, 2007. At the annual meeting, our holders of common stock voted upon the following matters:

(1)    the election of nine directors; and

(2)    the ratification of Eisner LLP as our independent auditors for the fiscal year ended September 30, 2007.

At the annual meeting of shareholders, all nine directors named in our proxy statement were elected and Eisner LLP was approved as our independent auditor for the fiscal year ended September 30, 2007.

The voting results with respect to each proposal are set forth below:

Proposal	For	Against	Authority Withheld	Abstentions and Broker Non-Votes
No. 1 (election of directors)
Timothy M. Aitken	36,321,861	—	4,215,484	—
Sofia Corona	39,938,398	—	598,947	—
Sarah L. Eames	36,807,849	—	3,729,496	—
G. Richard Green	39,938,398	—	598,947	—
Wayne Palladino	39,422,530	—	1,114,815	—
Jeffrey S. Peris	39,938,398	—	598,947	—
Scott A. Shay	36,903,059	—	3,634,286	—
Ann Thornburg	39,938,398	—	598,947	—
Mark Tompkins	39,938,398	—	598,947	—
No. 2. (ratification of Eisner LLP)	40,161,655	365,792	—	9,898

Item 6.    Exhibits

10.1	Settlement Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken, including the U.K. Compromise Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken attached thereto (incorporated by reference to Exhibit 10.1 to the Form 8-k of Allied Healthcare International Inc. filed with the Securities and Exchange Commission on July 7, 2007.
10.2	Amendment Letter, dated August 6, 2007, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank PLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Interim Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2007

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffatt
David Moffatt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)