Form 10-K
period 2007-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2007-12-13
CIK 890634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended September 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No.: 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3098275
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

245 Park Avenue New York, New York	10167	(212) 750-0064
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 30, 2007, the last business day of its most-recently completed second fiscal quarter, was approximately $72,865,400 based on the closing sales price of $3.05 per share of common stock of the registrant on such date, as reported by The NASDAQ Stock Market LLC. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only (i) directors, (ii) executive officers and (iii) shareholders who have filed a Schedule 13D or 13G which reflects ownership of at least 10% of the outstanding common stock.

The number of shares of common stock of the registrant outstanding on December 3, 2007 was 44,986,229.

DOCUMENTS INCORPORATED BY REFERENCE:

None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2007

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

Historical financial and other data originally denominate in pounds sterling have been converted to dollars at the then applicable exchange rate.

PART I

Item 1.    Business

ALLIED HEALTHCARE INTERNATIONAL INC.

Our Company

We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom as measured by revenues, market share and number of staff. As of September 30, 2007, we operated an integrated network of approximately 100 branches throughout most of the United Kingdom. Our healthcare staff consists principally of homecare aides (known as carers in the United Kingdom), nurses and nurses aides. We maintain a listing of over 12,000 homecare aides, nurses and nurses aides, a majority of whom we placed during the fiscal year ended September 30, 2007.

In September 2007, we disposed of two of our U.K. subsidiaries when we sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £500,000 ($1.0 million) is being held back until certain conditions are met. Four hundred and twenty five thousand pounds (£425,000) of the escrowed amount was released to us in December 2007 and we expect that the remaining £75,000 will be released to us in fiscal 2008. These two subsidiaries constituted our respiratory therapy division. Our respiratory therapy division supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the current and prior periods are reported in discontinued operations on our statement of operations.

We were incorporated in New York in 1981. Our principal executive offices are located at 245 Park Avenue, New York, New York 10167, and our telephone number at that location is (212) 750-0064.

Recent Developments

On October 1, 2007 we prepaid the outstanding amounts under our term loan A and our term loan B1 of our senior credit facility from the proceeds of the sale of our respiratory therapy business. We also cancelled term loan A, term loan B1 and revolving loan C of our senior credit facility on October 1, 2007. The invoice discount facility of our senior credit facility continues to be available to us.

The U.K. Flexible Healthcare Staffing Industry

The U.K. healthcare staffing market is highly fragmented, with no one company possessing a dominant market share.

The major purchasers of flexible healthcare staff in the United Kingdom are:

•	Local governmental social service departments.

•	The government-funded National Health Service (the ‘‘NHS’’). Through its Primary Care Trusts (‘‘PCTs’’), the NHS oversees healthcare in the local community. The NHS operates its hospitals mainly through NHS Trusts, each of which operates one or more hospitals.

•	Private individuals.

•	Independent hospitals and care homes in the United Kingdom.

Our Business Strategy

We are a leading provider of flexible, or temporary, staffing to the U.K. healthcare industry. We provide flexible staffing, principally homecare aides, nurses and nurses aides, to customers throughout most of the United Kingdom. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland.

We traditionally focused on the provision of temporary nursing staff to the U.K. hospital sector. Following the NHS’s Trust decision to reduce NHS expenditure on temporary staffing provided by external staffing agencies, and to emphasize providing acute and non-acute care at home, we have transitioned our staffing business to meet the increasing demand in the homecare sector. The main purchaser of our services in the homecare sector is local governmental social services departments, which have not made a determination to reduce expenditures on temporary staff, and NHS PCTs. We continue to supply nursing staff to the NHS hospital sector, although this represents 10% of the hours we provided in fiscal 2007 and less than 10% of our gross margin during such period.

We provide a diverse range of flexible staff, principally consisting of homecare aides, nurses and nurses aides, to our customers. Homecare aides provide personal or basic care in the home (known as social care in the United Kingdom). Nurses aides perform many of the functions of homecare aides, mainly in the hospital setting. As of September 30, 2007, our mix of flexible staff was approximately 71% homecare aides, 9% nurses and 20% nurses aides.

We seek to become the provider of choice to purchasers of healthcare staffing services and the employer of choice to flexible healthcare workers. In addition, we seek to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:

•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-store revenue growth by leveraging our nationally recognized brand names, competitive benefits package and leadership in providing temporary healthcare staffing.

•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the severe shortages of homecare aides, nurses and nurses aides in the United Kingdom, which we expect to continue in the foreseeable future. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers’ needs, maintaining regular contact and promoting opportunities for training and development.

Having expanded by a successful acquisition strategy, we have a strong and comprehensive regional branch structure covering approximately 90% of the U.K. population and we are now concentrating on organic growth.

Our Operations

Flexible Staffing

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

We impose a standardized recruitment process on our branches. Before they can place a homecare aide, nurse or nurses aide, our branches must obtain, among other things, two professional references and evidence of proper immunizations, as well as a police background check. Our branches must also confirm that each nurse has been licensed by the appropriate governmental body and that each nurses aide and homecare aide has received the training mandated by law for their occupation.

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

Customers

We provide healthcare staff to four types of customers:

•	Local governmental social service departments. Local governmental social service departments retain us to provide healthcare staff, generally homecare aides, to individuals in their homes.

•	Nursing homes, care homes and independent hospitals. We provide nurses and homecare aides to nursing homes and homecare aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.

•	The NHS. During our fiscal year ended September 30, 2007, we provided nurses and nurses aides to the NHS. We provided staff mainly to NHS hospitals and NHS Primary Care Trusts.

•	Private patients. We provide both nurses and homecare aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts

We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:

•	Spot contacts. These contracts are price-per-contract arrangements for the provision of flexible staff, usually with local governmental social services departments and nursing homes. Spot contracts have the price and other terms agreed on a contract-by-contract basis.

•	Block contracts. These contracts are usually with local governmental social services departments and involve the purchase of a quantity (or ‘‘block’’) of flexible staffing care services over a period of time. A block contract specifies the rates for staff and commits the customer to purchase an agreed-upon volume of staffing services over a specified period. These contracts may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business.

•	NHS Framework Agreements and Service Level Agreements. The NHS requires any healthcare staffing company that provides temporary staff to NHS to enter into Framework Agreements. A Framework Agreement sets out one national pay structure for the supply of nurses of all specifications. Only those staffing companies that have executed a Framework Agreement and met the quality standards can provide temporary staff to NHS bodies in the region covered by the Framework Agreement. Pursuant to our Framework Agreement, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives.

Individual NHS hospitals in England may select from the list of staffing companies qualified under the Framework Agreements and enter into Service Level Agreements. Although the Framework Agreements set the maximum rates to be charged for flexible staff, NHS hospitals may obtain a discounted rate if they enter into a Service Level Agreement.

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

Marketing Activities

We market our flexible healthcare staffing business to key decision makers in local governmental social service departments, the NHS, nursing homes, care homes and independent hospitals. These decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain staffing assignments is establishing and maintaining a reputation for quality service and responsiveness to the needs of our customers and their patients.

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

The nature of the U.K. marketplace is such that homecare aides and nurses often accept placements with more than one flexible staffing business.

Since 2000, the NHS has had its own internal agency, called NHS Professionals, which has attempted to provide NHS hospitals with high volume/low margin contracts for flexible healthcare workers and to reduce the NHS’s dependence on external agencies. We work with NHS Professionals to fulfill the demand that it is unable to cover.

Payment for Staffing Services

In most cases, we contract directly with the governmental entity or private entity or individual to whom we provide flexible staff. The party with whom we contract for the supply of staff is responsible for paying us directly. In general, reimbursement is received regularly and reliably from all governmental and private customers. We generally collect payments from our customers within two months after services are rendered or products are supplied but we pay accounts payable and employees currently.

For the year ended September 30, 2007, our operations received approximately 63.5% of revenues from customers that were U.K. governmental entities (primarily local governmental social service departments and NHS hospitals), compared to approximately 68.3% for the year ended September 30, 2006. The remaining 36.5% and 31.7% of revenues received for 2007 and 2006, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, independent hospitals and private patients.

Trade Names

We operate our healthcare staffing business in the United Kingdom principally under the Allied Healthcare Group trade name.

Employees

As of November 2007, we employed approximately 821 individuals in our branch network, our U.K. head office and our other offices. None of our employees are represented by a labor union.

In addition, we maintain registers of over 12,000 homecare aides, nurses and nurses aides available to staff our customer base on a temporary basis. We generally place about 7,000 individuals each week with our customers. We consider our relationship with our employees and staff to be good.

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

We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 (which came into force in April 2003) in relation to England and the Nurses Agencies (Wales) Regulations 2003 (which came into force in October 2003) in relation to Wales to carry on a business for the supply of nurses. Both of these pieces of legislation require that a person who carries on a business for the supply of nurses at any location within the jurisdiction of the registration authority must be the holder of a certificate from that authority certifying that the business is registered to supply to that location. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply homecare aides working in individuals’ homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 and the Regulation of Care (Scotland) Act 2001.

The Care Standards Act 2000 introduced, among other things, a new registration and regulatory structure for all non-NHS healthcare services in England and Wales. The Health and Social Care (Community Health and Standards) Act 2003 established two new independent registration and regulatory bodies for independent healthcare services and social care in England, including suppliers of nurses, called the Commission for Social Care and Inspection and the Commission for Healthcare Audit and Inspection; the former enforces registration of care agencies and establishments and the latter (typically referred to as the Healthcare Commission) exists to promote improvements in the quality of healthcare and public health. The Health Commission’s ambit includes responsibility for assessing and reporting on the performance of both NHS and independent healthcare organizations. The Care Standards Act 2000 provides for an arm of the National Assembly for Wales to be the regulatory body for such services in Wales. The Care Standards Act 2000 also made provision for a new General Social Care Council in England and a new Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their homecare aides and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland and appointed the registration authority for Scotland, the Scottish Commission for the Regulation of Care.

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

Contracts between suppliers of healthcare staff and NHS hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, are reviewed by the Healthcare Commission. We are accredited by various U.K. social services agencies for the supply of homecare aides within their jurisdiction.

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

The 2003 Regulations came into effect in the United Kingdom in July 2004 but the changes envisaged which impact on VAT were suspended until such time as a review on this matter has been concluded by Her Majesty’s Revenue and Customs (the ‘‘HMRC’’). This review commenced in June 2006. No new updates have been released since June 2006 and HMRC has not indicated the date by which the review will be complete.

In the event that the proposed changes are implemented, the concession under which we operate at present is likely to be withdrawn and this would place an increased VAT burden on our company.

The 2003 Regulations require employment agencies, including those supplying flexible healthcare staff, to enter into contractual relationships with the workers that they supply. Consequently, for VAT purposes, HMRC’s interpretation is that the flexible staff provider acts as principal, rather than agent.

For non-medical staff, under the 2003 Regulations VAT would be due on the total amount of the charges made by the flexible staff provider, including salary costs, any margin and the employer’s National Insurance Contributions, rather than merely on its commission. This change may adversely affect our cash flow if we have to pay the increased VAT liability to the government before our customers have paid their fees to us.

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

The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals to enter into a Framework Agreement setting forth, among other things, types of staff to be supplied, quality standards and maximum payment rates. Only those staffing companies that have met the quality standards set by the NHS and executed a Framework Agreement applicable to a particular region of the country can provide temporary staff to NHS hospitals in that region. Pursuant to our Framework Agreement, we can supply all types of staff throughout the U.K., except in London, where our Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS hospitals.

Another initiative undertaken by the NHS is its creation of NHS Professionals. NHS Professionals is an internal agency of the NHS that seeks to provide an efficient temporary staffing service for NHS hospitals and to reduce the dependence of the NHS on external agencies. NHS Professionals seeks to coordinate nurse banks operated by NHS hospitals with the intention of maintaining quality standards and controlling costs across all NHS nurse banks.

The introduction and further extension of the NHS Framework Agreements has impacted our financial results by reducing our margins from that source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work by using NHS Professionals.

The provision of homecare services to NHS PCTs are normally subject to individually-negotiated rates.

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

We make available free of charge through our website our annual reports on Form 10-K and our quarterly reports on Form 10-Q, as well as amendments to those reports, as soon as reasonably practicable after they are filed with the Securities Exchange. We also make available free of charge through our website most of our current reports on Form 8-K, as well as amendments thereto, as soon as reasonably practicable after they are filed with the SEC. We will provide paper copies of our 10-Ks, 10-Qs and 8-Ks to any shareholder free of charge upon request.

Item 1A.    Risk Factors

Our business is subject to many risks that may negatively affect our business, financial condition and/or results of operations.

Risks Relating To Our Business And Strategy

If we are unable to attract and retain healthcare staff at reasonable costs, it could increase our operating costs and negatively impact our business.

We rely significantly on our ability to attract and retain homecare aides, nurses and nurses aides who possess the skills, experience and, if required, licenses necessary to meet the requirements of our customers. We compete for flexible healthcare staffing personnel with other flexible healthcare staffing companies and with hospitals and healthcare facilities. Staff choose to work for a temporary healthcare staffing company based on the quantity, diversity and quality of assignments offered and on compensation packages and other benefits. We must continually evaluate and upgrade our flexible staffing network to keep pace with our customers’ needs and to remain competitive in our business. Currently, there is a shortage of homecare aides, nurses and nurses aides in most areas of the United Kingdom. Competition for such personnel is increasing and salaries and benefits have risen. We may be unable to continue to increase the number of healthcare staff that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain healthcare staff depends on several factors, including our ability to provide them with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting healthcare staff and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our customers, our profitability could decline. Moreover, if we are unable to attract and retain healthcare staff, our ability to provide adequate services to our customers may decline and, as a result, we could lose customers.

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

Like all employment businesses, we are exposed to potential employment related claims from independent contractors who assert that they are employees. We currently treat our nurses and nurses aides as independent contractors, but this position could change if challenged in an employment tribunal or court. Recent case law relating to agency workers has indicated that agency workers could be deemed to be the employee of either the agency that places them or the customer at which they are placed, depending on the circumstances. If our nurses and nurses aides are deemed to employees rather than independent contractors, they could become entitled to additional statutory rights (such as the right to a redundancy payment and the right not to be unfairly dismissed), which could result in an increase in litigation and/or severance payments. We could also become liable to pay employer’s national insurance contributions in respect of our nurses and nurses aides. As a consequence, our business and financial condition could be adversely affected.

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

We rely heavily on our senior management team, led by Sarah L. Eames, our deputy chairman and interim chief executive officer, and David Moffatt, our chief financial officer. We have entered into an employment agreement with Ms. Eames that expires in April 2008, subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice prior to the then applicable renewal date. We entered into an employment agreement with Mr. Moffatt that does not have a fixed term that provides that either party may terminate the agreement upon six months’ written notice. The loss or unavailability for an extended period of time of either of these officers could have a material adverse effect on our operations and prospects.

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

In fiscal 2005 we implemented a computerized accounting and payroll system and in fiscal 2006 we implemented further changes to the system with the goal of improving the operating performance of our branches. However, we discovered that the system was too slow for the nature of our business and therefore was not achieving full functionality. We decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion as we believed the cost to have a workable model would exceed alternative solutions. During fiscal 2006, we recognized a pre-tax charge of $9.0 million on the write-off of our investment in the Oracle platform. We are currently in the process of comparing various operating systems in order to determine which system best supports our branch network and allows us to interface with our customers and communicate with our staff.

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

Although we anticipate that the market for flexible staffing in the healthcare sector will continue to expand, there can be no assurance that growth will occur at all or continue at historic rates or at the rate currently expected. Our growth could be adversely affected by a variety of factors, including emphasis on permanent staff and minimization of the use of temporary staff by healthcare providers and automation or computerization of services traditionally performed by temporary staff providers. In the last few years, U.K. case law on agency workers has indicated that agency workers could be deemed to be employees of either the agency that places them or the customer end-user in certain circumstances (although the recent trend of Employment Appeal Tribunal decisions has held this to be unlikely where the agency relationship is not a sham). Consequently, some of the advantages to hospitals and other purchasers to using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.

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

Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. The recent introduction of new regulatory provisions in the United Kingdom affecting flexible staffing companies could substantially raise the costs associated with operating our business. Some proposed changes in these regulations could have a similar effect. We may not be able to pass along to our customers the costs of implementing any changes that result from these new and changed laws and regulations. See ‘‘Item 1 — Business — Government Regulation’’ for a summary of the material existing and proposed regulations affecting our business.

NHS reforms may have a substantial negative impact upon us.

For our fiscal year ended September 30, 2007, 21.6% of our flexible healthcare gross margins was attributable to the NHS. Flexible staffing providers, such as our company, are subject to the risk that the NHS will continue to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.

One initiative undertaken by the NHS is the requirement that agencies wishing to supply the NHS with temporary staff enter into Framework Agreements. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.

Another initiative undertaken by the NHS is its creation of NHS Professionals. NHS Professionals is an internal agency of the NHS that seeks to provide an efficient temporary staffing service for NHS hospitals. NHS Professionals seeks to coordinate nurse banks operated by NHS hospitals with the intention of maintaining quality standards and controlling costs across all NHS nurse banks. The continued expansion of the NHS Professionals could adversely affect our revenues in the future.

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

The largest providers of homecare services in the United Kingdom are local governmental social services departments and NHS Primary Care Trusts. Outsourcing of homecare by these bodies is the principal source of revenue and growth in the homecare staffing market. Though figures vary widely among local governments, homecare provided directly by the local governments typically is significantly more expensive per hour of care than homecare outsourced to independent homecare providers. While we believe there is potential for further outsourcing of homecare by local governments, this potential may be offset by tighter local governmental budgets or by policy changes or legislation. Moreover, there can be no assurance that we will be chosen by local governmental social service departments, or other providers of homecare services, to provide outsourced homecare services in the future, or that we will be able to recruit and retain homecare staff at hourly rates that local governments are willing to pay.

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

At September 30, 2007 we had goodwill of approximately $122.8 million, which equaled approximately 48.6% of our total assets at that date.

In accordance with Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS No. 142’’) issued by the Financial Accounting Standards Board, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but will be subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. As of September 30, 2007, the carrying value of our goodwill was not impaired, based on an assessment performed in accordance with FAS No. 142. However, any future determination requiring the write-off of a significant portion of the carrying value of our goodwill could have a material adverse effect on our financial condition or results of operations.

Our ability to use our net operating loss carryforward in the future is limited.

As of September 30, 2007, we had a U.S. federal net operating loss carryforward of approximately $75.4 million, expiring between 2018 and 2024. Our current operations are in the United Kingdom. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2007, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, Section 382 limits our ability to use our net operating loss carryforward in the future. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.

Risks Relating To Our Common Stock

Future sales of our common stock by existing shareholders may lower the price of our common stock.

As of December 3, 2007, we had 44,986,229 shares of common stock outstanding.

In addition, as of December 3, 2007, our officers, directors, employees and consultants own options to acquire an aggregate of 2,976,614 shares of common stock under our 1992 Stock Option Plan and our 2002 Stock Option Plan. Although we will not issue any more options under our 1992 Stock Option Plan, we may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 1992 Stock Option Plan and our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued warrants to purchase an aggregate of 485,000 shares of our common stock to two third parties. We have granted the holder of these warrants certain ‘‘piggyback’’ registration rights with respect to the shares of our common stock issuable upon exercise of the warrants.

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

Under the employment agreement that we have entered into with Sarah L. Eames, our deputy chairman and interim chief executive officer, we are required to pay Ms. Eames an amount equal to 1.9 times her salary if her employment with us is terminated within six months of a change in control of our company. In addition, under our employment agreement with David Moffatt, our chief financial officer, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Such change of control payment may have the effect of preventing or delaying a change of control of our company, even if the change of control was favored by our shareholders.

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

Item 1B.    Unresolved Staff Comments

We have not received, during the 180 days preceding the end of our 2007 fiscal year, any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.    Properties

We lease 104 facilities in the United Kingdom, of which 24 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See ‘‘Operating Leases’’ in Note 11 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007.)

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol ‘‘AHCI.’’ The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market:

PERIOD	HIGH	LOW
Year Ended September 30, 2006:
First Quarter	$6.60	$5.60
Second Quarter	6.80	4.44
Third Quarter	4.97	2.39
Fourth Quarter	3.45	1.45
Year Ended September 30, 2007:
First Quarter	$3.09	$1.80
Second Quarter	3.30	2.65
Third Quarter	3.75	2.47
Fourth Quarter	2.92	1.95
Year Ended September 30, 2008:
First Quarter (through December 3, 2007)	$3.20	$1.98

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

As of December 3, 2007, there were approximately 176 shareholders of record of our common stock. This number does not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see ‘‘Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.’’

Recent Issuances of Securities

In April 2007, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide us with investment banking advice, investor awareness and business advisory services, we issued to such third party warrants to purchase up to an aggregate of 135,000 shares of our common stock. Forty five thousand (45,000) of the warrants are exercisable at a price of $3.00 per share, 45,000 of the warrants are exercisable at a price of $3.35 per share and 45,000 of the warrants are exercisable at a price of $3.75 per share. The warrants expire in October 2008. The warrants were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act because, among other things, the warrants were issued to one entity, there was no general solicitation, restrictive legends were placed on the warrants and the warrants provide that restrictive legends will be placed on the shares issuable upon the exercise thereof.

In August 2007, we issued 28,737 shares of our common stock to an unaffiliated third party in partial payment of professional fees due to such third party by our company. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act because, among other things, we issued the shares to one entity, there was no general solicitation and restrictive legends were placed on the stock certificates representing the shares.

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2007, we did not repurchase any of our equity securities.

Our Comparative Performance

From 1992 until April 29, 1999 our common stock traded, and from February 23, 2004 to the present our common stock has traded, on the Nasdaq Global Market (formerly known as the Nasdaq National Market). From April 30, 1999 until February 20, 2004, our common stock traded on the American Stock Exchange. In addition, since December 30, 2005, depository interests, each of which represents one share of our common stock, have been listed on the Alternative Investment Market of the London Stock Exchange.

The graphs that follow have been prepared for us by the Center for Research in Security Prices (‘‘CRSP’’).

The first graph compares the performance of our common stock for the period from September 30, 2002 to September 28, 2007 with (1) the CRSP Total Returns Index for the Nasdaq Stock Market (US Companies), and (2) the CRSP Total Returns Index for Nasdaq Health Services Stocks (US and Foreign Companies). The CRSP Total Returns Index for the Nasdaq Stock Market (US Companies) measures the performance of all US companies listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). The CRSP Total Returns Index for Nasdaq Health Services Stocks (US and Foreign Companies) measures the performance of all US and foreign companies listed on Nasdaq whose Standard Industry Classification (‘‘SIC’’) Codes are 8000-8099.

The second graph compares the performance of our common stock for the period from September 30, 2001 to September 28, 2007 with (1) the CRSP Total Returns Index for the AMEX Stock Market (US Companies) and (2) the CRSP Total Returns Index for AMEX Health Services Stocks (US Companies). The CRSP Total Returns Index for the AMEX Stock Market (US Companies) measures the performance of all US companies listed on AMEX. The CRSP Total Returns Index for AMEX Health Services Stocks (US Companies) measures the performance of all US companies listed on AMEX whose SIC Codes are 8000-8099.

The graphs assume that $100 was invested on September 30, 2002 in our common stock and each group of companies whose securities comprise the various indices against which we are being compared and that all dividends, if any, have been reinvested.

The information contained in this section of this Form 10-K shall not be deemed ‘‘filed’’ with the Securities and Exchange Commission nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Allied Healthcare International Inc.

$400
$300
$200
$100
$0
09/30/2002
09/30/2003
09/30/2004
09/30/2005
09/29/2006
09/28/2007
316.5
230.6
45.5

Legend

Symbol	CRSP Total Returns Index for:	09/2002	09/2003	09/2004	09/2005	09/2006	09/2007
——— ■	Allied Healthcare International Inc.	100.0	74.7	105.3	107.6	37.9	45.5
— — — ★	Nasdaq Stock Market (US Companies)	100.0	152.4	161.9	184.7	194.8	230.6
- - - - ▲	Nasdaq Health Services Stocks SIC 8000-8099 US & Foreign	100.0	134.3	157.0	237.6	249.2	316.5

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 09/30/2002.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for
Allied Healthcare International Inc.

$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
09/30/2002
09/30/2003
09/30/2004
09/30/2005
09/29/2006
09/28/2007
223.6
126.8
45.5

Legend

Symbol	CRSP Total Returns Index for:	09/2002	09/2003	09/2004	09/2005	09/2006	09/2007
——— ■	Allied Healthcare International Inc.	100.0	74.7	105.3	107.6	37.9	45.5
— — — *	AMEX Stock Market (US Companies)	100.0	128.2	148.5	175.7	190.5	223.6
- - - - - ▲	AMEX Stocks (SIC 8000-8099 US Companies) Health services	100.0	98.1	128.7	131.4	158.2	126.8

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 09/30/2002.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2007, 2006 and 2005 and as of September 30, 2007 and 2006 is derived from audited financial statements that appear elsewhere in this Form 10-K. The financial information for the years ended September 30, 2004 and 2003 and as of September 30, 2005, 2004 and 2003 is derived from audited financial statements that do not appear in this Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2007		2006	2005		2004		2003
Financial Data:
Total revenues	$277,795		$280,205	$342,031		$317,393		$287,964
Gross profit	83,956		85,730	98,727		89,577		78,542
Selling, general and administrative expenses	75,284	(3)	71,103	73,050	(7)	62,734		52,293
Impairment of goodwill	—		110,004 (5)	—		—		—
Impairment of long-lived assets	—		10,038 (6)	—		—		—
Operating income (loss)	8,672		(105,415)	25,677		26,843		26,249
Interest and other expense, net	3,273	(4)	2,698	4,164		13,803	(8)	11,307
Foreign exchange (income) loss	(285)		(73)	98		184		18
Provision for (benefit from) income taxes	2,068		(1,887)	6,446		5,159		4,473
Income (loss) from continuing operations	3,616		(106,153)	14,969		7,697		10,451
Income (loss) from discontinued operations, net of taxes(1)	6,266		(17,618)	3,767		2,172		1,001
Gain on disposal of subsidiaries, net of taxes	56,471		—	—		—		519
Net income (loss)	66,353		(123,771)	18,736		9,869		11,971
Redeemable preferred dividend, conversion fees and accretion(2)	—		—	—		7,020		4,005
Net income (loss) available to common stockholders	$66,353		$(123,771)	$18,736		$2,849		$7,966
Basic income (loss) per share of common stock from:
Continuing operations	$0.08		$(2.36)	$0.34		$0.02		$0.29
Discontinued operations	$1.40		(0.39)	0.08		0.08		0.07
	$1.48		$(2.75)	$0.42		$0.10		$0.36
Diluted income (loss) per share of common stock from:
Continuing operations	$0.08		$(2.36)	$0.33		$0.02		$0.29
Discontinued operations	$1.39		(0.39)	0.08		0.08		0.07
	$1.47		$(2.75)	$0.41		$0.10		$0.36
Weighted average number of common shares outstanding:
Basic	44,962		44,930	44,684		27,419		21,962
Diluted	45,147		44,930	45,169		28,104		22,304

	September 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$20,380	$(1,165)	$11,369	$13,468	$24,781
Accounts receivable, net	21,490	26,813	31,382	30,106	34,025
Goodwill	122,843	112,538	205,177	194,058	172,538
Total assets	252,779	195,683	303,439	282,394	311,668
Total debt	54,795	71,159	64,342	64,778	165,378
Total shareholders’ equity	158,759	86,383	201,859	186,977	75,163

(1)	See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion and details of discontinued operations.
(2)	Reflects the accrual of dividends on our Series A preferred stock and accretion costs related to the issuance of our Series A preferred stock in our fiscal 2002 corporate reorganization. In addition, fiscal 2004 includes conversion fees of $2.0 million paid to the holders of our Series A preferred stock in connection with the firm commitment follow-on public offering of 14,500,000 shares of our common stock and write-off of $1.7 million of the remaining issuance costs.
(3)	Includes $1.2 million of severance costs and related professional fees incurred upon the resignation of our chairman and chief executive officer and $0.4 million related to the issuance of new warrants and the extension of the expiration date on previously-issued warrants.
(4)	Includes a $1.0 million charge related to the write-off and costs incurred on financing fees and other income of $0.8 million related to interest rate swaps no longer being effective.
(5)	During our annual review of goodwill for impairment in the fourth quarter of fiscal 2006, we determined there was an impairment of $110.0 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, our company’s market capitalization at the time of testing as well as current and projected operating results.
(6)	Includes a charge of $9.0 million of software costs related to our computerized accounting and payroll system based on the Oracle platform that is too slow for the nature of our business and therefore is not achieving full functionality. Also includes a charge of $1.0 million relate to the write-off of other intangible assets. We reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS.
(7)	Includes a $1.1 million charge related to the reorganization of our U.K. subsidiaries, as well as $1.0 million of costs associated with the launch of our new corporate logo.
(8)	For the year ended September 30, 2004, we recorded a charge of $4.2 million related to the write-off of deferred financing fees and unamortized debt discount associated with a recapitalization plan, undertaken in connection with fiscal 2004 public offering of 14,500,000 shares of our common stock, pursuant to which we (i) refinanced our senior collateralized term and revolving credit facility and mezzanine indebtedness, both of which had been entered into in December 1999, and (ii) converted all of our then outstanding shares of Series A preferred stock into shares of our common stock.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. As of September 30, 2007 we operated an integrated network of approximately 100 branches throughout most of the United Kingdom. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. We maintain a listing of over 12,000 homecare aides, nurses and nurses aides, a majority of whom we placed during our fiscal year ended September 30, 2007.

In September 2007, we disposed of two of our U.K. subsidiaries when we sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £500,000 ($1.0 million) is being held back until certain conditions are met. Four hundred and twenty five thousand pounds (£425,000) of the escrowed amount was released to us in December 2007 and we expect that the remaining £75,000 will be released to us in fiscal 2008. These two subsidiaries constituted our respiratory therapy division. Our respiratory therapy division supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the current and prior periods are reported in discontinued operations on our statement of operations.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2007. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2007 and determined that there was no impairment to our goodwill balance The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is recognized upon completion of timesheets that also require the signature of the recipient of services.

We receive a majority of our revenue from local governmental social services departments and the NHS.

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

Results of Operations

Year Ended September 30, 2007 vs. Year Ended September 30, 2006

Revenues

Total revenues for the year ended September 30, 2007 were $277.8 million compared to $280.2 million for the year ended September 30, 2006, a decrease of $2.4 million or 0.9%. This decrease was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the NHS Framework Agreements. Changes in foreign exchange had a favorable effect on revenue ($23.7 million).

Gross Profit

Total gross profit decreased by $1.7 million to $84.0 million for the year ended September 30, 2007 from $85.7 million for the year ended September 30, 2006, a decrease of 2.1%. As a percentage of total revenue, gross profit for the year ended September 30, 2007 slightly decreased to 30.2% from 30.6% for the comparable prior period mainly due to lower margins on the NHS Framework Agreements. Changes in foreign exchange had a favorable effect on gross profit ($7.2 million).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $4.2 million to $75.3 million for the year ended September 30, 2007 from $71.1 million for the year ended September 30, 2006, an increase of 5.9%. This increase was mainly due to severance costs and related professional fees incurred upon the resignation of our chairman and chief executive officer ($1.2 million) and the issuance of new warrants and modification to extend the expiration date on warrants previously issued ($0.4 million). The increase was partially offset by lower overhead costs ($3.4 million). Changes in foreign exchange had an unfavorable effect on selling, general and administrative costs ($6.1 million).

Interest Income

Total interest income for the year ended September 30, 2007 was $0.1 million compared to $0.1 million for the year ended September 30, 2006.

Interest Expense

Total interest expense for the year ended September 30, 2007 was $4.2 million compared to $2.9 million for the year ended September 30, 2006, which represents an increase of $1.3 million. This increase was principally attributable to the write-off of deferred financing fees ($0.7 million) and prepayment fees ($0.3 million) associated with the irrevocable written notice given to our lenders notifying them of our intent to prepay the outstanding amounts under our term loan A and term loan B1 from the proceeds from the sale of our respiratory therapy division, as well as changes in foreign exchange of $0.6 million. This increase was partially offset by lower borrowings in fiscal 2007 as compared to fiscal 2006.

Other Income

Total other income for the year ended September 30, 2007 was $0.8 million, which represents the change in value of our interest rate swaps that had been designated as cash flow hedges and which were deemed to be ineffective at September 30, 2007.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.1 million or 36.4% of income before income taxes and discontinued operations for the year ended September 30, 2007, compared to a benefit of $1.9 million or 1.7% of income before income taxes and discontinued operations for the year ended September 30, 2006. The difference in the effective tax rate between the year ended September 30, 2007 and the year ended September 30, 2006 is mainly due to non-deductible goodwill impairment charges in fiscal 2006, permanent differences in the United Kingdom and change in the U.K. enacted rates.

Discontinued Operations

Discontinued operations resulted in income of $62.7 million for the year ended September 30, 2007 compared to a loss of $17.6 million for the year ended September 30, 2006. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £500,000 ($1.0 million) is being held back until certain conditions are met. Four hundred and twenty five thousand pounds (£425,000) of the escrowed amount was released to us in December 2007 and we expect that the remaining £75,000 will be released to us in fiscal 2008. These two subsidiaries constituted our respiratory therapy division, which supplied medical- grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. Included in the $62.7 million income from discontinued operations in fiscal 2007 is the gain of $56.5 million, net of tax of $0 on the sale of our respiratory therapy division. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings does not result in a taxable gain transaction.

In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the current and prior periods are reported in discontinued operations on our statement of operations.

The following table presents the financial results for the discontinued operations (dollars in thousands).

	Year Ended September 30,
	2007		2006
Revenues:
Net respiratory, medical equipment and supplies	$28,699		$14,402
Cost of revenues:
Respiratory, medical equipment and supplies	13,024		10,521
Impairment of respiratory, medical equipment and supplies	—		5,932	(b)
Total cost of revenues	13,024		16,453
Gross profit (loss)	15,675		(2,051)
Selling, general and administrative expenses	6,091		4,449
Impairment of goodwill	—		11,897	(c)
Impairment of long-lived assets	—		257	(b)
Operating income (loss) from discontinued operations	9,584		(18,654)
Interest income	2		2
Interest expense	(1,570	)(d)	(1,410	)(d)
Income (loss) from discontinued operations before income tax	8,016		(20,062)
Gain on disposal of subsidiaries, net of tax	56,471		—
Provision for (benefit from) income taxes	1,750	(a)	(2,444)
Income (loss) from discontinued operations	$62,737		$(17,618)

(a)	Included in the provision for income taxes for the year end September 30, 2007 is the reversal of $0.7 million of certain tax contingencies related to our fiscal 2003 discontinued operations on the sale of two of our U.S. subsidiaries as the statute of limitations has expired.
(b)	In the fourth of fiscal 2006, we recognized pre-tax charges of $5.4 million, $0.5 million and $0.3 million for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts (see below), we had made significant capital expenditures, amounting to $14.7 million, in order to fulfill our obligation under the new contracts. We had substituted a number of cylinders with oxygen concentrators. As such, we believed that these oxygen cylinders had become obsolete and had no further use to us. We also invested in an oxygen filling station whereby our cylinders would be re-filled. But, due to the location of the plant and strict noise pollution governmental rules, we did not believe we would be able to utilize such plant. We also wrote-off various software costs related to transitioning to our new oxygen contracts that we believed had no future benefit.
(c)	During the fourth quarter of fiscal 2006, we completed our annual impairment test required under FAS No. 142 and determined there was an impairment to our recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in our respiratory therapy division due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see below), our current market capitalization at time of review as well as the current and projected operating results. As such, we recognized a pre-tax impairment charge of $11.9 million.
(d)	In fiscal 2007 and 2006, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division. Prior to fiscal 2006, the respiratory therapy division was self-sufficient and borrowings were predominately used to fund acquisitions in our flexible healthcare staffing division.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to National Health Service patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators were supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators directly to patients. Following a bidding process, we were awarded two of the contracts with the U.K. Department of Health, both of which commenced in February 2006 and both of which covered the South East of England. The contracts required the set up of additional facilities in the South East of England, which we effected in the second quarter of fiscal 2006, and which resulted in our company incurring additional charges and capital expenditures in fiscal 2006 as we commenced supplying under the new contracts. Our supply of cylindered gases in Northern Ireland and Scotland was unaffected by the new contracts, as was our contract to supply oxygen concentrator services in Northern Ireland.

Net Income

As a result of the foregoing, we recorded net income of $66.4 million for the year ended September 30, 2007 compared to a net loss of $123.8 million for the year ended September 30, 2006.

Year Ended September 30, 2006 vs. Year Ended September 30, 2005

Revenues

Total revenues for the year ended September 30, 2006 were $280.2 million compared to $342.0 million for the year ended September 30, 2005, a decrease of $61.8 million or 18.1%. This decrease was mainly due to a reduction in demand from the NHS as overspending by the NHS Trusts in other areas has forced significant reductions in agency spending as well as price pressures arising from the NHS Framework Agreements and unfavorable effects of changes in foreign exchange ($7.7 million).

Gross Profit

Total gross profit decreased by $13.0 million to $85.7 million for the year ended September 30, 2006 from $98.7 million for the year ended September 30, 2005, a decrease of 13.2%. The unfavorable effects of changes in foreign exchange accounted for $2.3 million of the decrease. As a percentage of total revenue, gross profit for the year ended September 30, 2006 increased to 30.6% from 28.9% for the comparable prior period, mainly du to management’s focus on supplying healthcare staff to our higher margin customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased by $1.9 million to $71.1 million for the year ended September 30, 2006 from $73.0 million for the year ended September 30, 2005, a decrease of 2.7%. This decrease was mainly due to a reduction in headcount and associated costs ($3.6 million) and changes in foreign exchange. The decrease was offset by increased level of costs in IT depreciation and maintenance costs arising from the new computerized accounting and payroll systems ($2.7 million) and stock-based compensation ($0.7 million).

Impairment of Goodwill

In accordance with FAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS No. 142’’), we completed our annual impairment test during the fourth quarter of fiscal 2006 and determined there was an impairment to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, our market capitalization at the time of testing as well as current and projected operating results. As such, we recognized an impairment charge of $110.0 million.

Impairment of Long-Lived Assets

In the fourth quarter of fiscal 2006, we recognized a charge of $9.0 million of software costs related to our computerized accounting and payroll system that is based on the Oracle platform. We have discovered that the system was too slow for the nature of our business and therefore was not achieving full functionality. As such, we decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to our other branches as we believed the cost to have a workable model would exceed alternative solutions. We are currently in the process of comparing various operating systems in order to determine which system best supports our branch network and allows us to interface with our customers and communicate with our staff.

We also reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS. Thus, in accordance with the provisions of FAS No. 144, we have recognized an impairment charge of $1.0 million.

Interest Income

Total interest income for the year ended September 30, 2006 was $0.1 million compared to $0.2 million for the year ended September 30, 2005, which represents a decrease of $0.1 million. The decrease was attributable to a lower level of funds invested.

Interest Expense

Total interest expense for the year ended September 30, 2006 was $2.9 million compared to $4.2 million for the year ended September 30, 2005, which represents a decrease of $1.3 million. This decrease was principally attributable to interest expense of $1.4 million that has been allocated to discontinued operations in fiscal 2006 based on debt that the company has specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division. Prior to fiscal 2006, the respiratory therapy division was self-sufficient and borrowings were predominately used to fund acquisitions in our flexible healthcare staffing division. As such, no allocation of interest was required for fiscal 2005.

Provision for Income Taxes

We recorded a benefit from income taxes amounting to $1.9 million or 1.7% of loss before income taxes and discontinued operations for the year ended September 30, 2006, compared to a provision of $6.4 million or 30.1% of income before income taxes and discontinued operations for the year ended September 30, 2005. The difference in the effective tax rate between the year ended September 30, 2006 and the year ended September 30, 2005 is mainly due to non-deductible goodwill impairment charges.

Discontinued Operations

Discontinued operations resulted in a loss of $17.6 million for the year ended September 30, 2006 compared to income of $3.8 million for the year ended September 30, 2005. The increase in revenues in fiscal 2006 as compared to fiscal 2005 was a result of the introduction of two new oxygen supply contracts that commenced on February 1, 2006, which also resulted in additional costs being incurred.

The following table presents the financial results for the discontinued operations (dollars in thousands).

	Year Ended September 30,
	2006		2005
Revenues:
Net respiratory, medical equipment and supplies	$14,402		$9,158
Cost of revenues:
Respiratory, medical equipment and supplies	10,521		4,214
Impairment of respiratory, medical equipment and supplies	5,932	(a)	—
Total cost of revenues	16,453		4,214
Gross (loss) profit	(2,051)		4,944
Selling, general and administrative expenses	4,449		897
Impairment of goodwill	11,897	(b)	—
Impairment of long-lived assets	257	(a)	—
Operating (loss) income from discontinued operations	(18,654)		4,047
Interest income	2		—
Interest expense	(1,410	)(c)	—	(c)
(Loss) income from discontinued operations before income tax	(20,062)		4,047
(Benefit from) provision for income taxes	(2,444)		280
(Loss) income from discontinued operations	$(17,618)		$3,767

(a)	In the fourth of fiscal 2006, we recognized pre-tax charges of $5.4 million, $0.5 million and $0.3 million for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts, we had made significant capital expenditures, amounting to $14.7 million, in order to fulfill our obligation under the new contracts. We had substituted a number of cylinders with oxygen concentrators. As such, we believed that these oxygen cylinders had become obsolete and had no further use to us. We also invested in an oxygen filling station whereby our cylinders would be re-filled. But, due to the location of the plant and strict noise pollution governmental rules, we did not believe we would be able to utilize such plant. We also wrote-off various software costs related to transitioning to our new oxygen contracts that we believed had no future benefit.
(b)	During the fourth quarter of fiscal 2006, we completed our annual impairment test required under FAS No. 142 and determined there was an impairment to our recorded goodwill. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in our respiratory therapy division due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see below), our current market capitalization at time of review as well as the current and projected operating results. As such, we recognized a pre-tax impairment charge of $11.9 million.
(c)	In fiscal 2006, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division. Prior to fiscal 2006, the respiratory therapy division was self-sufficient and borrowings were predominately used to fund acquisitions in our flexible healthcare staffing division. As such, no allocation of interest was required for fiscal 2005.

Net Loss

As a result of the foregoing, we recorded net loss of $123.8 million for the year ended September 30, 2006 compared to net income of $18.7 million for the year ended September 30, 2005.

Liquidity and Capital Resources

General

For our fiscal year ended September 30, 2007, we generated $22.2 million from continuing operating activities. Cash requirements for our fiscal year ended September 30, 2007 for capital expenditures ($1.3 million), payments for acquisition payables ($2.6 million), principal payments on the long-term debt portion of our Amended Senior Credit Facility (as such term is defined below) ($11.8 million), net payments on the revolving loan portion of our Amended Senior Credit Facility ($14.8 million) and payments for financing fees ($0.5 million) were met through operating cash flows, net borrowings under our Amended Senior Credit Facility and cash on hand.

We believe that the existing capital resources and those generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2007 and September 30, 2006, $21.5 million (8.5%) and $26.8 million (13.7%), respectively, of our total assets consisted of accounts receivable. The decrease in accounts receivable from 2006 to 2007 is mainly due to strict targets being set and achieved by management on the recovery of overdue debts and cash collection, which in turn has yielded sustained cash flow benefits.

Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2007 and September 30, 2006, our average DSOs were 26 and 35, respectively.

At September 30, 2007 gross receivables were $23.6 million, of which $16.0 million or 67.6% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2006 gross receivables were $29.3 million, of which $19.7 million or 67.2% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at September 30, 2007 and September 30, 2006 (dollars in thousands):

At September 30, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2007
NHS	$4,394	$1,210	$337	$151	$211	$6,303
SSD	7,907	1,125	370	246	21	9,669
Commercial Payors	3,326	1,028	116	25	73	4,568
Private Payors	1,734	472	140	88	638	3,072
Gross AR at 9/30/07	$17,361	$3,835	$963	$510	$943	$23,612
Less: Unapplied Cash
Less: Surcharges(A)						(552)
Less: Allowance For Doubtful Accounts						(1,570)
Accounts Receivable, net						$21,490

At September 30, 2006	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2006
NHS	$4,469	$2,408	$567	$502	$1,073	$9,019
SSD	6,991	2,409	533	347	360	10,640
Commercial Payors	3,803	1,440	420	184	451	6,298
Private Payors	1,718	555	241	157	626	3,297
Gross AR at 9/30/06	$16,981	$6,812	$1,761	$1,190	$2,510	$29,254
Less: Surcharges(A)						(738)
Less: Allowance For Doubtful Accounts						(1,703)
Accounts Receivable, net						$26,813

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

As discussed above under ‘‘Critical Accounting Policies — Accounts Receivable,’’ each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. In the second quarter of fiscal 2006, we reviewed our current methodology and revised the basis of estimation for providing against certain classes of doubtful account receivable based on an analysis of historical experience. This review has given rise to a benefit of approximately $0.3 million on our fiscal 2006 statement of operations.

Given the high percentage of U.K. governmental debt, the large number of customer accounts with low-value debt within the remainder of the accounts receivable ledger and the methodology for making provisions for doubtful accounts, we believe our provisioning method is prudent and appropriate to our business.

We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour) agreed to in advance with our customers. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 26 days from submission of invoices.

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

Borrowings

General

In the fourth quarter of fiscal 2004, our first tier U.K. subsidiary, Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’), obtained financing denominated in pounds sterling consisting of a £50 million multicurrency senior credit facility (the ‘‘Senior Credit Facility’’). As described in more detail below, in December 2006, the Senior Credit Facility was amended and restated (the ‘‘Amended Senior Credit Facility’’).

On December 12, 2006, our U.K. subsidiary, Allied Holdings, and our banks entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provided for a £46 ($94.2) million multicurrency senior credit facility to replace the Senior Credit Facility. The effective date of the Amended Senior Credit Facility was December 13, 2006. The Amended Senior Credit Facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment was guaranteed by Allied Healthcare International Inc. and certain of the subsidiaries of Allied Holdings. Allied Healthcare International Inc. granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.

The Amended Senior Credit Facility consisted of the following:

•	an £18 ($36.9) million term loan A, maturing in July 2009;

•	a £12.5 ($25.6) million revolving loan B1 maturing in July 2009 and that could be drawn upon until June 2009;

•	a £7.5 ($15.3) million invoice discounting facility B2 that matures in July 2009 and can be drawn upon until July 2009, and

•	an £8.0 ($16.4) million revolving loan C maturing in July 2009 and that could be drawn upon until June 2009.

Repayment of the term loan A was made semi-annually until final maturity. Repayment of the revolving loan B1 was made on the last day of its interest period. Repayment of the invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C was on its maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bore interest at rates equal to LIBOR plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on our consolidated debt to consolidated profit ratios). As of September 30, 2007, we had outstanding borrowings of $24.6 million, $25.6 million and $4.6 million relating to term loan A, revolving loan B1 and invoice discounting loan B2, respectively, under the Amended Senior Credit Facility that bore interest at rates ranging from 7.69% to 8.79%.

The invoice discount facility commenced in January 2007 and provides, among other things, the following:

•	we can borrow on 85% of our approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals are not fundable.

Prior to the commencement of the invoice discount facility, we had a £7.5 million ($14.8 million) revolving loan B which was repaid upon commencement of the invoice discount facility.

On September 28, 2007 Allied Holdings gave irrevocable written notice to the agent for the banks under the Amended Senior Credit Facility that it wished to prepay the amounts outstanding under the term loan A of £12.0 million ($24.6 million) and term loan B1 of £12.5 million ($25.6 million) on October 1, 2007 from the proceeds of sale of our respiratory therapy division. Allied Holdings also gave irrevocable written notice that it wished to cancel term loan A, term loan B1 and revolving loan C on October 1, 2007. On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. The invoice discount facility continues to be available.

The Amended Senior Credit Facility agreement was based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement, which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the Amended Senior Credit Facility prohibited or restricted the following, among other things:

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

The Amended Senior Credit Facility contained affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as cash flow to debt service, earnings (before interest, taxes, depreciation and amortization) to interest expense, and net borrowings to earnings (before interest, taxes, depreciation and amortization). We were also obligated to ensure that the guarantors of the Amended Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2007, we were in compliance with such financial covenants.

The Amended Senior Credit Facility placed limits on our ability to incur capital expenditures, required us to separate the role of the chairman and the chief executive officer no later than August 1, 2007, and required us to engage a consultant to review our operations and make recommendations with respect thereto. In July 2007, the role of the chairman and chief executive officer was separated. We obtained an extension of time to February 1, 2008 to appoint a permanent chief executive officer.

In the fourth quarter of fiscal 2006, the Senior Credit Facility was amended to provide an overdraft facility (the ‘‘Overdraft Facility’’) in the amount of £3.0 ($5.6) million for general corporate purposes. We had utilized the Overdraft Facility in the first quarter of fiscal 2007 and had no amounts outstanding as of September 30, 2007. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007. Interest on the Overdraft Facility was charged at the same rate as loans under revolving loan B1. In December 2006, the Overdraft Facility was rolled over and incorporated into our loan under the Amended Senior Credit Facility.

Notes Due in Connection with Acquisitions

We repaid, through Allied Holdings, notes payable of $1.9 million issued in connection with the acquisition of certain U.K. flexible staffing agencies in our 2005 fiscal year.

Guarantees

The Amended Senior Credit Facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Amended Senior Credit Facility. In connection with the execution of the Amended Senior

Credit Facility, we granted the lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At September 30, 2007 and September 30 2006, the amounts guaranteed, which approximate the amounts outstanding, totaled $54.8 million and $71.2 million, respectively.

Financial Instrument

See ‘‘Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.’’

Commitments

Employment Agreements

See ‘‘Item 11 — Executive Compensation — Employment Agreements; Potential Payments Upon Termination or Change-in-Control.’’

Operating Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

As described under ‘‘Borrowings’’ and ‘‘Commitments — Operating Leases’’ above, the following table summarizes our contractual cash obligations as of September 30, 2007 (dollars in thousands):

Fiscal	Total Debt Obligations	Total Lease Obligations	Total Obligations
2008	$54,795	$2,587	$57,382
2009	—	1,831	1,831
2010	—	1,218	1,218
2011	—	724	724
2012	—	579	579
Thereafter	—	156	156
	$54,795	$7,095	$61,890

Lease obligations reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms as of September 30, 2007. Certain of these leases provide for renewal options.

Miscellaneous

Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2007, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our consolidated balance sheet at September 30, 2007. In addition, as of September 30, 2007, we had acquired 177,055 shares of our company’s common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

Acquisitions

In fiscal 2006, we acquired the entire issued share capital of a home care training agency for approximately $0.8 million in cash and additional contingent cash consideration of up to $0.9 million dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with our company until at least December 31, 2006. Of the $0.9 million contingent cash consideration, we have recognized compensation costs of $0.1 million, net of income tax, and $0.5 million, net of income tax, for fiscal years 2007 and 2006, respectively, as the acquisition contract required the sellers to remain in employment with us until at least December 31, 2006 (the earnout period). In fiscal 2007, the contingent consideration was earned and paid.

In fiscal 2005, we acquired a total of 9 flexible staffing agencies for approximately $17.1 million in cash and $0.1 million in acquisition payable, which was paid in fiscal 2006. As of September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9.7 million in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2006 a total of $6.3 million was earned and paid in fiscal 2006 and fiscal 2007. The remaining balance of contingent consideration was unearned and will not be required to be paid.

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

Disposition

On September 30, 2007, we sold all of the shares of Allied Respiratory Limited to Air Liquide Limited. Allied Respiratory Limited and its subsidiary, Medigas Limited, constituted the respiratory therapy division of our company. The consideration for the sale was denominated in sterling and consisted of £36.5 million ($74.7 million), of which £500,000 ($1.0 million) is being held back until certain conditions are met. Four hundred and twenty five thousand pounds (£425,000) of the escrowed amount was released to us in December 2007 and we expect that the remaining £75,000 will be released to us in fiscal 2008.

In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the current and prior periods are reported in discontinued operations on our statement of operations.

See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion and details of discontinued operations, including an analysis of the pro forma effects on our financial statements of the discontinued operations.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $1.0 million and $0.7 million for such costs at September 30, 2007 and 2006, respectively.

Impact of Recent Accounting Standards

See ‘‘Recent Accounting Pronouncements’’ in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the fiscal 2007 period as compared to the fiscal 2006 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $23.7 million, increased operating income of $1.1 million and increased income from continuing operations of $0.3 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $27.8 million, $1.3 million and $0.4 million impact on reported revenues, operating income and income from continuing operations, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and our Amended Senior Credit Facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. To manage our exposure to interest rate changes related to our Amended Senior Credit Facility, we use interest rate swap agreements.

In March 2003, we entered into a Rate Cap and Floor Collar Agreement that capped our interest rate at LIBOR plus 5.50% and our interest floor at LIBOR plus 4.47%, subject to special provisions, on approximately $93.6 million of our floating rate debt under a contract that would have expired in March 2008. In February 2005, we sold this derivative instrument for approximately $0.1 million.

In February 2005, we entered into two interest rate swap agreements, which expire in July 2009, the objective of which is to protect us against the potential increase in interest rates on our floating rate debt. The two interest rate swap agreements cover approximately $61.4 million of the our floating rate debt until January 2008 and then decrease by $6.1 million each six-month period, in order to reflect the amortizing effect of our floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities,’’ as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance, we calculated the fair value of the interest rate swap agreements to be an asset of $0.6 million at September 30, 2007 and an asset of $0.3 million at September 30, 2006. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2007, the cash flow hedges were deemed to be ineffective as our company entered into an irrevocable agreement to prepay the amounts outstanding under our term loan A and term loan B1 and subsequently, on October 3, 2007, we sold the swaps. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $0.5 million, net of $0.2 million in income tax, in fiscal 2007. At September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $0.3 million, net of income tax, and was included in other comprehensive income. In fiscal 2006, we recognized other income of $27 thousand, net of $12 thousand of income tax, related to the cash flow hedge ineffectiveness.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and required financial statement schedules of our company begin on page F-i of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As we previously reported in reports we filed with the Securities and Exchange Commission, in fiscal 2006 we changed our auditors. During the periods in respect of which disclosure is required to be made by the rules and regulations of the Securities and Exchange Commission, (1) there were no disagreements with our former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our former auditors, would have caused them to make reference thereto in their reports on our financial statements and financial statements schedules, and (2) there were no ‘‘reportable events’’ (as such term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) involving our former auditors.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our company’s management, with the participation of our interim chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.

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

Based on such evaluation, our interim chief executive officer and our chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; provide reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007.

Our auditors, Eisner LLP, have issued a report on this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the years ended September 30, 2007 and September 30, 2006 and the retrospective adjustment to the 2005 consolidated financial statements for the operations discontinued in 2007 of the Company and our report dated December 11, 2007 expressed an unqualified opinion on those consolidated financial statements, financial statement schedules and that such retrospective adjustment is appropriate and has been properly applied.

/s/ Eisner LLP

New York, New York
December 11, 2007

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our Directors and Officers

The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Sarah L. Eames	49	Deputy Chairman, Interim Chief Executive Officer and Director
David Moffatt	55	Chief Financial Officer
Leslie J. Levinson	52	Secretary
Sophia Corona	44	Director
G. Richard Green	68	Director
Wayne Palladino	49	Director
Jeffrey S. Peris	61	Director
Ann Thornburg	58	Director
Mark Tompkins	67	Non-Executive Chairman of the Board

Certain biographical information regarding each director and officer is set forth below:

Sarah L. Eames has served as a director of our company since June 2002 and as deputy chairman and interim chief executive officer of our company since July 2007. She served as executive vice president of our company from November 2004 until July 2007, as chief executive officer of our company from January 2004 until November 2004, as chief operating officer of our company from June 2001 until November 2004, as president of our company from May 1998 until November 2004, and as executive vice president of business development and marketing of our company from June 1997 until May 1998. Prior to joining our company, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a business development consultant from 1996 until 1997. From June 1995 until November 1995, Ms. Eames served as vice president of marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 until 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc. Ms. Eames serves on the board of directors of Global Med Technologies, Inc., an e-health, medical information technology company, that provides information management software products and services to the healthcare industry.

David Moffatt has served as chief financial officer of our company since July 2006. From December 2005 until May 2006, Mr. Moffatt was a consultant to staffing businesses. From 2000 until November 2005, he was deputy European chief financial officer for Monster Worldwide, Inc., a leading global online recruitment services provider. From May 1999 until April 2000, Mr. Moffatt served as interim U.K. finance director for Monster Worldwide, Inc. From January 1999 until May 1999, he was the interim operations director of Patientline Ltd., a hospital bedside telephone, television and video company.

Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 until July 1997. Since March 2007, he has been a partner in the law firm of Wolf Block Schorr & Solis-Cohen LLP, which firm serves as counsel to our company. From 2002 until March 2007 he was a partner in Brown Raysman Millstein Felder & Steiner LLP and its successor, Thelen Reid Brown Raysman & Steiner LLP, which firm served as counsel to our company, and from 1991 until 2002 he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company.

Sophia Corona has been a director of our company since November 2006. Since February 2007, she has been employed by Creditex Group Inc., a credit derivatives platform company, where she currently serves as chief financial officer. From April 2006 until February 2007, Ms. Corona was a financial advisor to privately-owned companies. From October 2001 until March 2006, she was the chief financial officer of Bigfoot Interactive, Inc (now known as Epsilon Interactive, Inc.), a provider of e-mail communications and marketing services, which was acquired by Alliance Data Systems Corporation, a New York Stock Exchange-listed company that is a provider of transaction services, credit services and marketing services, in September 2005. From 2000 until 2001, Ms. Corona was the vice president of business development for Visual Radio, LLC, a technology incubation fund that she co-founded in 1996 and in which she was employed as the chief financial officer from 1996 until 1998. From 1998 until 2000, she was a senior vice president with Prism Communications Services, Inc., a telecommunications provider.

G. Richard Green has been a director of our company since August 1998. Mr. Green has been the chairman since 1987 and a director since 1964 of J.H. & F.W. Green Ltd., a conglomerate based in the United Kingdom. Since 1964, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries.

Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he currently serves as principal, a director of client and portfolio services and chief financial officer. From August 2000 until June 2002, he was a senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 until September 1996, senior vice president of our company from September 1996 until August 2000 and chief financial officer of our company from February 1991 until August 2000.

Jeffrey S. Peris has been a director of our company since May 1998. Since May 2006, Dr. Peris has served as an executive advisor to leading established global and new business entities. Dr. Peris served as the vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a pharmaceutical company, from 2001 until 2006. Dr. Peris was the vice president of business operations of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources and corporate communications, from 1998 until 2001. Dr. Peris was a management consultant to various Fortune 100 companies from 1997 until 1998. From 1972 until 1997, Dr. Peris was employed by Merck Co., Inc., a pharmaceutical company, where he served as the executive director of human resources from 1985 until 1997, the executive director of marketing from 1976 until 1985, and the director of clinical biostatistics and research data systems from 1972 until 1976.

Ann Thornburg has been a director of our company since November 2006. From October 1982 until September 2006, Ms. Thornburg was a partner at PricewaterhouseCoopers LLP, an auditing firm. At PricewaterhouseCoopers LLP, she served in a variety of client service and management roles, including acting as audit partner for major health care clients. From 2001 until 2005, Ms. Thornburg was a member of the U.S. Board of Partners and Principals of PricewaterhouseCoopers LLP.

Mark Tompkins has been a director of our company since September 2005 and as non-executive chairman of the board since July 2007. From 1987 until the present, Mr. Tompkins has been a self-employed investor, with a focus on private equity and capital development in publicly traded entities, notably in the healthcare, biopharmaceutical, wholesale and distribution, tourism and leisure, and manufacturing industries. From 1975 until 1987 he was active in residential and commercial property investment in the Middle East, Germany, Spain, France and the United States. From 1972 until 1975, Mr. Tompkins worked for the Slater Walker Securities group and from 1965 until 1971 he was a management consultant with Booz Allen & Hamilton. Mr. Tompkins is a director of Sodexho Alliance S.A., a company engaged in the provision of food and management services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the ‘‘Reporting Persons’’). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2007, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2007.

Code of Conduct

In September 2003, our board of directors adopted a Code of Conduct that applies to all of our directors, officers and employees, including our interim chief executive officer and our chief financial officer. As required by the regulations of the Securities and Exchange Commission, the Code of Conduct is designed to deter wrongdoing and to promote:

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

Audit Committee

The Audit Committee assists our board of directors in monitoring (1) the integrity of our financial statements, (2) the independence and qualifications of our independent auditors, and (3) the performance of our independent auditors and our internal audit functions. The current written charter for the Audit Committee was adopted by our board of directors on May 4, 2007 and is attached as an exhibit to the proxy statement relating to our 2007 annual meeting of shareholders.

The Audit Committee consists of Ms. Corona, Mr. Palladino and Ms. Thornburg. Ms. Thornburg serves as chairman of the Audit Committee. All of the members of the Audit Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market. The board of directors has determined that Ann Thornburg is an ‘‘audit committee financial expert,’’ as such term is defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis addresses the compensation of our ‘‘named executive officers.’’ Our ‘‘named executive officers’’ consist of all individuals who served as our principal executive officer and our principal financial officer during fiscal 2007, as well as each of the other most-highly compensated executive officers of our company whose total annual compensation exceeded $100,000 in fiscal 2007. These individuals are listed in the following table:

Name	Title
Timothy M. Aitken	Chairman of the Board and Chief Executive Officer(1)
Sarah L. Eames	Deputy Chairman and Interim Chief Executive Officer(2)
David Moffatt	Chief Financial Officer

(1)	Mr. Aitken resigned from all positions with our company in July 2007.
(2)	Ms. Eames assumed the positions of deputy chairman and interim chief executive officer of our company in July 2007. Prior to that date, during fiscal 2007 she had served as executive vice president of our company.

The Compensation Committee

Our Compensation Committee reviews and approves overall policy with respect to compensation matters for our executive officers, including compensation plans and employment agreements. The current written charter for our Compensation Committee was adopted by our board of directors on May 10, 2005. A copy of the charter of the Compensation Committee is available on our website at www.alliedhealthcare.com.

Our Compensation Committee consists of Sophia Corona, G. Richard Green and Jeffrey S. Peris. Mark Hanley was also a member of the Compensation Committee during fiscal 2007 until his resignation from the board of directors in April 2007.

The charter of the Compensation Committee requires that each member of the Compensation Committee satisfy the definition of ‘‘independent director,’’ as that term is defined in the rules of the Nasdaq Stock Market. Members of the Compensation Committee are appointed by the full board, which makes the determination that a director is an ‘‘independent director,’’ as defined in the Nasdaq rules.

Other than the requirement that they be independent, the charter of the Compensation Committee does not require that members of the Compensation Committee have any special qualifications. However, in appointing Dr. Peris to the Compensation Committee, and as its chairman, the board considered the fact that he has spent over 20 years overseeing human resources at leading global pharmaceutical companies, during which time he was involved in the retention, payment and termination of employees of all levels, including senior corporate and divisional executives. Likewise, in appointing Mr. Green to the Compensation Committee, the board considered the fact that he has been a director and officer for over 25 years at J.H. & F.W. Green Ltd., a conglomerate based in the U.K., and, in such capacities, has been involved in all aspects of executive compensation.

Policy

Our Compensation Committee believes that the compensation for the executive officers of our company should be designed with the objective of attracting, motivating and retaining talented individuals who contribute to the success of our company. The Compensation Committee has used the components of compensation discussed below in an effort to reward executive officers whose performance is essential to the Company’s success, both in the near-term and over the long-term, and to encourage their continued service with our company. Our Compensation Committee also reviews individual contributions to our company and the financial performance of our company in determining the compensation to recommend to the board.

Our compensation program is comprised of three elements: (a) base salary; (b) short-term incentive awards in the form of cash bonuses; and (c) a long-term incentive program, which consists principally of stock option awards in which participants receive an economic benefit only if the trading price of our common stock increases or, in certain cases, if certain specified financial goals set forth in the option awards are met by our company.

Base Salary.    The Compensation Committee strives to set a fair and competitive base salary for each of the executive officers of our company. The Compensation Committee reviews the base salaries of our executive officers from time to time, but generally makes few changes in base salaries except upon a change in position. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be achieved through the awarding of bonuses, rather than through an increase in base salary. However, when the Compensation Committee contemplates an adjustment to base salary, various factors are considered, including company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice.

Bonus.    The Compensation Committee may award, or recommend that the full board award, cash bonuses to executive officers that are tied to individual contributions to our company and the financial performance of our company. We do not have a written bonus plan in place; rather, individual awards of bonus payments are determined, or recommended to the full board, by our Compensation Committee based upon its assessment of the contribution by the individual to our company and our financial performance, as well as such other factors as the Compensation Committee may deem relevant at the time of determining the bonus.

Stock Option Grants.    The Compensation Committee uses long-term incentives, such as stock option grants, to align the financial interests of our executive officers with those of our company’s shareholders, to provide that our executive officers have a continuing stake in our long-term success, and to provide executive officers with an incentive to manage our company from the perspective of an owner. We typically grant options with an exercise price equal to the closing price of a share of our company’s common stock on the Nasdaq Global Market (formerly known as the Nasdaq National Market) on the date of grant, so that the executives to whom they are granted will only realize value if the trading price of our shares increase.

Historically, we have granted stock options subject to time-based vesting. In fiscal 2007, we awarded some of our executive officers, as well as some of non-executive officers, performance-based option awards that vest only if our company’s financial performance meets certain specified criteria. Like option grants with a exercise price equal to the closing price of a share of our common stock on the date of grant, these options will only be of value to those awarded the options if our company meets the performance criteria specified in the option grants. As it is increasingly common for stock option plans to include performance-based option awards, we incorporated that component to trigger vesting of the option grants. The terms of the performance-based options are described below under ‘‘Compensation of Our Named Executive Officers — Stock Option Grants.’’

No constant criteria or formula is used in determining the amount of a bonus or the number of options to award to our executive officers or in determining the allocation of compensation among salary, bonus and stock options grants. The Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to the Company’s success and, based on that determination, recommends to the full board the amount of a bonus and/or the number of stock options to be awarded to executive officers. In determining the bonus amounts for fiscal 2007, the Compensation Committee reviewed the practices of other companies with similar businesses and of like size. In determining whether to make grants of options to our executive officers, the Compensation Committee will often review the history of prior grants made to these individuals, the status of the vesting of prior grants and the amounts, if any, that have been or may be realized by these individuals from the prior grants. The results of this review may also be considered in recommending option awards.

We generally pay bonuses shortly after our fiscal year has ended, in conjunction with a review of our company’s performance during that fiscal year. We do not have fixed dates on which we issue options. Often, but not always, we grant options before or shortly after our fiscal year has ended, in conjunction with a review of our company’s performance during that fiscal year and the determination of bonus awards. We also often issue options to executive officers when they are hired or when they assume a new position or take on greater responsibilities. We usually grant options outside of the blackout period established under our insider trading policy during which directors and executive officers are forbidden to purchase or sell their shares of our common stock. We do not have a program, plan or practice to coordinate option grants to our executives or any other recipients of options with the release of material non-public information.

The Compensation Committee has not historically benchmarked or tied any element of compensation to the performance by our company relative to a peer group or to a broader index, such as the S&P 500 Index, and it did not do so in fiscal 2007.

In addition to the three main elements of compensation, we have traditionally paid for some personal benefits and perquisites of our executive officers. The amounts of the personal benefits and perquisites have traditionally been modest. While the personal benefits and perquisites that we award confer a direct or indirect benefit, often of a personal nature, on our executive officers and are not generally available to all employees, our Compensation Committee and board have determined that there are sound business reasons for awarding them, such as the ability to attract and retain executive officers. For example, as discussed below under the ‘‘Summary Compensation Table,’’ in fiscal 2007 we provided a car allowance to each of our three named executive officers. Our Compensation Committee believes that a car allowance for members of senior management is a fairly standard reimbursement item for similarly-situated companies and is thus a necessary expense to attract and retain executive officers.

Our executive officers also participate in benefit programs available to employees generally, such as health insurance.

Process

Under Nasdaq rules, the compensation of our executive officers must be determined, or recommended to the board for determination, by the Compensation Committee. As a general matter, the Compensation Committee recommends, for full board consideration and approval, the compensation of our executive officers, to the extent not set forth in an executive officer’s employment agreement. The Compensation Committee seeks the input of our chairman and chief executive officer in determining the compensation of executive officers other than the chief executive officer to recommend to the full board. While the Compensation Committee also seeks input from the chief executive officer on what he or she believes is an appropriate salary for himself or herself, the Compensation Committee determines in its discretion, at a meeting of the committee at which no members of management are present, the amount of chief executive officer compensation to recommend to the full board.

The Compensation Committee was in session during each of the formal meetings of our company’s board of directors during the fiscal year ended September 30, 2007. The Compensation Committee also held one formal meeting during that period, but did not act by unanimous written consent during that period. At the meeting of the Compensation Committee held on October 10, 2006, the Compensation Committee considered and recommended for approval by the full board a proposed amended and restated employment agreement for Ms. Eames. Ms. Eames’ original employment agreement with our company, which was signed in September 2001, had been amended in October 2004 and November 2005 to take into account her changed responsibilities. In the fall of 2006, our company and Ms. Eames discussed the possibility of Ms. Eames returning to a more significant role in our business. The amended and restated employment agreement with Ms. Eames that was discussed at the October 10, 2006 meeting of the Compensation Committee increased Ms. Eames’ base salary from $120,000 per year to $250,000 per year and provided that she would receive $5,000 for each trip of five business days or more that she makes to the United Kingdom on company business (up to a maximum amount in any calendar year of $50,000). Ms. Eames’ amended and restated employment agreement provides that (a) if we terminate her employment during the term of the agreement, or (b) if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment, or (c) if Ms. Eames terminates her employment for ‘‘good reason’’ (as defined in the amended and restated employment agreement), then (1) all stock options in our company held by Ms. Eames will immediately vest, (2) Ms. Eames will be entitled to receive a cash payment equal to 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control, and (3) we must provide Ms. Eames the benefits to which she was entitled immediately prior to the date of termination for a period of twelve (12) months following the date of termination, except that if Ms. Eames becomes entitled to some or all of such benefits during the twelve-month post-termination period, then the obligation to provide her with those benefits will cease. However, pursuant to the provisions of Ms. Eames’ amended and restated employment agreement, she is not entitled to the foregoing benefits if (a) we terminate her employment for cause, death or disability or (b) the termination of her employment is the result of the non-renewal of the employment agreement by either party. The amended and restated employment agreement was based on Ms. Eames’ initial employment agreement with our company that was executed in September 2001. At its October 10, 2006 meeting, the Compensation Committee also discussed a proposal to grant 150,000 options to Ms. Eames as a further inducement to remain with our company. The members of the Compensation Committee subsequently determined to recommend to the board that Ms. Eames be awarded options to purchase 150,000 shares of our common stock, vesting in 12 equal monthly installments. The amended and restated employment agreement with Ms. Eames, as well as the award of options to purchase 150,000 shares of our common stock, was subsequently approved by the full board.

During the meeting of the Compensation Committee’s that was held on October 10, 2006, no individuals other than the members of the Compensation Committee and legal counsel were present.

During fiscal 2007, and for at least the two fiscal years prior thereto, neither the Compensation Committee nor the board of directors retained a compensation consultant. To the knowledge of the members of the Compensation Committee, no member of management retained a compensation consultant on his or her behalf during that time.

Compensation of our Named Executive Officers

This section discusses the amount of each element of compensation paid to our named executive officers in fiscal 2007.

Base Salary.    The base salaries during for fiscal 2007 for Timothy M. Aitken, who served as chief executive officer of our company during fiscal 2007 until his resignation in July 2007 from all positions with our company, Sarah L. Eames, who served as executive vice president of our company during fiscal 2007 until July 2007, at which time she assumed the positions of deputy chairman and interim chief executive officer, and David Moffatt, who served as chief financial officer of our company during fiscal 2007, were approved by the full board, upon the recommendation of the Compensation Committee. In the case of Mr. Aitken and Mr. Moffatt, these individuals’ base salaries in fiscal 2007 were the same as in fiscal 2006. In the case of Ms. Eames, her base salary during fiscal 2007 was the amount set forth in her amended and restated employment agreement executed in October 2006. She did not receive an increase in salary in July 2007, when she assumed her new positions with our company.

Bonus.    The Compensation Committee recommended to the board of directors that Ms. Eames be paid a bonus of $250,000 in respect of our 2007 fiscal year and that Mr. Moffatt be paid a bonus of £175,000 ($344,610) in respect of our 2007 fiscal year. In addition, the Compensation

Committee recommended to the board that Mr. Moffatt be awarded a bonus of £75,000 on January 1, 2009, provided that he is still employed by our company on that date. The full board of directors approved the recommendations of the Compensation Committee.

In determining the bonuses to recommend, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Ms. Eames and Mr. Moffatt had performed their duties well, despite a number of difficult circumstances, including the resignation of our former chief executive officer, the sale of our respiratory therapy division and the negotiation of the Amended Senior Credit Facility with our banks and various amendments thereto. The Compensation Committee also took note of the fact that Ms. Eames had not received an increase in salary in July 2007, when she assumed her new positions with our company.

The £75,000 bonus to be awarded to Mr. Moffatt on January 1, 2009, provided that he is still employed by our company on that date, was not awarded in respect of our 2007 fiscal year. Rather, it was meant to provide an incentive for Mr. Moffatt to remain with our company until that date. In recommending this bonus, the Compensation Committee took note of the fact that our employment agreement with Mr. Moffatt does not have a fixed term; rather, his employment agreement provides that either party may terminate the agreement upon six months’ written notice.

Stock Option Grants.    During fiscal 2007, we granted the following options to purchase shares of our common stock under our 2002 Stock Option Plan to our named executive officers as compensation in respect of our 2007 fiscal year, all of which have time-based vesting and, in the case of Mr. Moffatt, are also subject to performance-based vesting: (1) 150,000 to Ms. Eames, and (2) 100,000 to Mr. Moffatt. We did not grant any options to Mr. Aitken in respect of our 2007 fiscal year. The exercise price of Ms. Eames’ and Mr. Moffatt’s options is $1.92 per share (the closing price of a share of our common stock on the date of grant). Each of the options has a ten-year term. Ms. Eames’ options vested on a pro rata basis over a period of twelve months beginning on November 16, 2006.

Mr. Moffatt’s options vest in accordance with the following schedule: if our earnings before interest and taxes (‘‘EBIT’’) for fiscal 2007 exceeds EBIT for fiscal 2006 by 3.5%, then one-half of the options shall vest on the date that our Annual Report on Form 10-K with respect to our 2007 fiscal year is filed with the Securities and Exchange Commission, and if our EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5%, then the remaining one-half of the options will vest on the date that our Annual Report on Form 10-K with respect to our 2008 fiscal year is filed with the Securities and Exchange Commission. Because EBIT for fiscal 2007 exceeded EBIT for fiscal 2006 by 3.5%, 50,000 of the options granted to Mr. Moffat will vest upon the filing of this Form 10-K with the Securities and Exchange Commission. In calculating EBIT, we used the operating income (loss) amounts for the respective years from our consolidated statement of operations.

Personal Benefits and Perquisites.    Our company has traditionally paid a relatively modest amount to our named executive officers by way of personal benefits and perquisites. For each of our three named executive officers, we paid a car allowance in fiscal 2007 ($6,750 in the case of Mr. Aitken, $7,800 in the case of Ms. Eames, and $17,723 in the case of Mr. Moffatt). We also contributed $56,122 to Mr. Moffatt’s U.K.-based private pension fund. The contribution to Mr. Moffatt’s private pension fund was made pursuant to the terms of his employment agreement.

Our executive officers also participate in benefit programs available to employees generally, such as health insurance.

In July 2007, Mr. Aitken resigned from all positions with our company. In connection with his resignation, Mr. Aitken and our company entered into a Settlement Agreement, dated June 26, 2007, but executed by Mr. Aitken on July 2, 2007 (the ‘‘Settlement Agreement’’), pursuant to which we agreed pay to Mr. Aitken, subject to the terms and conditions of the Settlement Agreement, the following severance payments:

(i)	$390,000 within two business days after our receipt of the Settlement Agreement executed by Mr. Aitken; and

(ii)	$300,000 on the first business day after September 30, 2007; and

(iii)	$200,000 on the first business day after December 31, 2007; and

(iv)	$100,000 on the first business day after February 29, 2008.

Pursuant to the Settlement Agreement, Mr. Aitken released our company from all claims that he may have against us, including any claims for breach of his existing employment agreement, and we released Mr. Aitken from all claims against Mr. Aitken of which we had actual knowledge.

The terms of the Settlement Agreement were reached after lengthy negotiations with Mr. Aitken. The Settlement Agreement was negotiated by an ad hoc committee of non-executive directors appointed for that purpose and approved by the full board.

Employment Agreements and Payments upon Termination or Change of Control

As discussed more fully below under ‘‘Employment Agreements; Potential Payments Upon Termination or Change-in-Control,’’ we have entered into employment agreements with Sarah L. Eames and David Moffatt. Prior to his resignation from all positions with our company in July 2007, Timothy M. Aitken also had an employment agreement with our company. The decisions to enter into employment agreements and the terms of those agreements were based on our company’s need to attract and retain executives responsible for the long-term growth of our company.

Pursuant to our employment agreements with Ms. Eames, we have agreed to provide severance compensation in the event of a termination other than for cause, death or disability or a termination in the event of a change of control of our company. In addition, her stock options will generally vest upon a change in control. In the case of Mr. Moffatt, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition.

We have structured change in control severance compensation as ‘‘double trigger’’ benefits. In other words, the change of control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated during a specified period after a change of control. We believe a ‘‘double trigger’’ benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing appropriate incentives to cooperate in negotiating any change of control. As to acceleration of option awards upon a change of control, we believe that vesting acceleration upon a change of control is consistent with current market practice. In all, the severance benefits were designed to provide our executive officers with a certain measure of job security and protection against termination without cause and termination or loss of employment through no fault of their own.

Information regarding our change of control arrangements with Ms. Eames and Mr. Moffatt is set forth below under ‘‘Employment Agreements; Potential Payments Upon Termination or Change-in-Control.’’

Tax and Accounting Implications of Executive Compensation

Tax and accounting issues are considered by the Compensation Committee in setting compensation policies.

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly-held corporation for compensation paid to certain covered employees in a taxable year to the extent that compensation exceeds $1,000,000 for the covered employee. Under Section 162(m), certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result of this exclusion, stock options granted under our 2002 Stock Option Plan are not subject to the limitations of Section 162(m). However, since we retain discretion over cash bonuses, those bonuses do not qualify for the exemption for performance-based compensation. Since none of our executive officers had compensation in excess of $1,000,000 that was subject to Section 162(m) limitations in 2007, Section 162(m) was not applicable.

We make decisions about the grant of stock options based partly on the accounting treatment they receive under Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment (‘‘FAS 123R’’). FAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The effect of FAS 123R is to reduce our reported profits by the cost of our stock option grants. See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion of the assumptions made in determining the grant- date fair value and compensation expense of equity awards.

While the Compensation Committee attempts to recommend compensation for executives that produces favorable tax and accounting treatment for our company, its main objective is to develop fair and equitable compensation arrangements that attract, motivate and retain talented executives.

Stock Ownership Guidelines

While we have not adopted equity or other security ownership requirements or guidelines that specify any minimum amounts of ownership for our directors or our executive officers, we encourage our officers and directors to maintain at least some equity in our company and to align their interests with those of our stockholders. We have adopted policies that restrict the circumstances in which executives may ‘‘hedge’’ the economic risk of common stock ownership. Our insider trading policy prohibits both short sales (i.e., selling stock that is not owned and borrowing shares to make delivery) and the buying or selling of puts, call or other derivatives in respect of securities of our company, other than long-term hedging transactions that are designed to protect an individual’s investment in our company and that are pre-cleared in accordance with the procedures set forth in our insider trading policy. In order to meet the criteria that a long-term hedging transaction be designed to protect an individual’s investment in our company, our insider trading policy requires that any hedge must be for at least one year and relate to stock or options held by the individual.

Compensation Committee Report

The Compensation Committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee
Sophia Corona G. Richard Green Jeffrey S. Peris

Executive Compensation

Summary Compensation Table for Fiscal 2007

The following table summarizes all compensation earned by or paid to our named executive officers in fiscal 2007.

Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Timothy M. Aitken, Chairman of the Board and Chief Executive Officer(1)	2007	$450,833	NA		NA	$1,036,885	(5)	$1,487,718
Sarah L. Eames, Deputy Chairman and Interim Chief Executive Officer(2)	2007	$300,577	$250,000		$147,045	$ 7,800	(6)	$705,422
David Moffatt, Chief Financial Officer	2007	$374,148	$344,610	(3)	$50,770	$ 73,845	(7)	$843,373

(1)	Mr. Aitken resigned from all positions with our company in July 2007.
(2)	Ms. Eames assumed the positions of deputy chairman and interim chief executive officer of our company in July 2007. Prior to that date, during fiscal 2007 she had served as executive vice president of our company.
(3)	Does not include a bonus of £75,000 to be awarded to Mr. Moffatt on January 1, 2009, provided that he is still employed by our company on that date.
(4)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes. They do not reflect compensation actually received by the named executive officers. The amounts shown in this column have been calculated in accordance with FAS 123R under the modified prospective transition method. See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion of the assumptions made in determining the grant-date fair value and compensation expense of equity awards. The actual value, if any, that an executive officer will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.
(5)	Represents (a) total severance payments of $990,000 due to Mr. Aitken pursuant to the Settlement Agreement (of which $390,000 was paid in fiscal 2007 and $600,000 will be paid in fiscal 2008), (b) an aggregate of $15,925 in company expenses incurred in fiscal 2007 and to be incurred in fiscal 2008 in payment of post-termination benefits payable for the benefit of Mr. Aitken (mainly health insurance premiums) pursuant to the Settlement Agreement, (c) legal fees of $14,638 paid on behalf of Mr. Aitken pursuant to the Settlement Agreement, (d) moving costs of $9,572 paid on behalf of Mr. Aitken, and (e) payment for a car allowance of $6,750.
(6)	Represents payment for a car allowance.
(7)	Represents payment for a car allowance of $17,723 and payments of $56,122 towards Mr. Moffatt’s U.K.-based private pension fund.

Grants of Plan-Based Awards in Fiscal 2007

The following table summarizes the options that our company granted to our named executive officers during fiscal 2007. All options listed in the table were granted under our 2002 Stock Option Plan.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards					All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold (#)		Target (#)		Maximum (#)
Sarah L. Eames	10/16/06	NA		150,000	(1)	NA	150,000	$1.92	$147,045
David Moffatt	10/16/06	0	(2)	100,000		100,000	100,000	$1.92	$112,230

(1)	Ms. Eames’ options vested on a pro rata basis over a period of twelve months beginning on November 16, 2006.
(2)	The terms of Mr. Moffatt’s options provided that one-half (50,000) will vest if our company’s EBIT for fiscal 2007 exceeds EBIT for fiscal 2006 by 3.5% and one-half (50,000) will vest if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5%. The options subject to vesting if our EBIT for 2007 exceeds EBIT for fiscal 2006 by 3.5% and will vest upon the date of the filing of this Form 10-K with the Securities and Exchange Commission.
(3)	The amounts shown in this column represent the full grant date value of each equity award computed in accordance with FAS 123R. See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion of the assumptions made in determining the grant-date fair value and compensation expense of equity awards. The actual value, if any, that an executive officer will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.

Outstanding Equity Awards at Fiscal 2007 Year End

The following table summarizes the outstanding options held by our named executive officers at September 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Timothy M. Aitken	300,000	—	—		$1.72	7/2/2009	(2)
	90,000				5.65	10/2/2007	(3)
	350,000				5.70	10/2/2007	(3)
	294,280				4.00	10/2/2007	(3)
	24,000				4.00	10/2/2007	(3)
	60,000				4.70	10/2/2007	(3)
Sarah L. Eames	137,500	12,500	—		$1.92	10/16/2016
	300,000				5.70	12/2/2013
	160,000				4.00	9/25/2013
	24,000				4.00	6/3/2103
	60,000				4.70	11/13/2012
David Moffatt			100,000	(1)	$1.92	10/16/2016
	50,000	100,000			2.71	7/31/2016

(1)	The terms of these options provided that one-half will vest if our company’s EBIT for fiscal 2007 exceeds EBIT for fiscal 2006 by 3.5% and one-half will vest if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5%. The options subject to vesting if our EBIT for 2007 exceeds EBIT for fiscal 2006 by 3.5% will vest upon the filing of this Form 10-K with the Securities and Exchange Commission.
(2)	By their terms, these options expire two years after termination of employment.
(3)	By their terms, these options expire three months after termination of employment.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

In September 2001 we entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames agreed to continue to serve as executive vice president of our company for a period of 18 months. The amended and restated employment agreement provides for automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $250,000 per annum. In addition, she is entitled to receive $5,000 for each trip of five business days or more that she makes to the United Kingdom on Company business, up to a maximum amount of $50,000 in any calendar year.

Ms. Eames’ amended and restated employment agreement provides that (a) if we terminate her employment during the term of the agreement, or (b) if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment, or (c) if Ms. Eames terminates her employment for ‘‘good reason’’ (as defined in the amended and restated employment agreement), then (1) all stock options in our company held by Ms. Eames will immediately vest, (2) Ms. Eames will be entitled to receive a cash payment equal to 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control, and (3) we must provide Ms. Eames the benefits to which she was entitled immediately prior to the date of termination for a period of twelve (12)

months following the date of termination, except that if Ms. Eames becomes entitled to some or all of such benefits during the twelve-month post-termination period, then the obligation to provide her with those benefits will cease. However, pursuant to the provisions of Ms. Eames’ amended and restated employment agreement, she is not entitled to the foregoing benefits if (a) we terminate her employment for cause, death or disability or (b) the termination of her employment is the result of the non-renewal of the employment agreement by either party.

Ms. Eames’ employment agreement was not further amended upon her becoming the interim chief executive officer of our company in July 2007.

In a Deed of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Ms. Eames agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent

The following table illustrates the benefits that Ms. Eames would have been entitled to receive pursuant to her amended and restated employment agreement, assuming that (i) our company terminated her employment on September 30, 2007 other than for cause, death or disability or as a result of the non-renewal of the employment agreement, or (ii) she had terminated her employment, other than for cause, death or disability or as a result of the non-renewal of the employment agreement, on September 30, 2007 and her termination was within six months of a change in control of our company:

Severance payment	$457,096	(1)
Health benefits	24,043	(2)
Total:	$481,139

(1)	Represents a single payment due within 60 days of termination.
(2)	Represents payments made over 12 months.

In July 2006 we entered into an employment agreement with Mr. Moffatt. Our employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In addition, under our employment agreement with Mr. Moffatt, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. In the event that Mr. Moffatt’s employment had been terminated on September 20, 2007 due an acquisition, we would have been required to pay him $0.4 million over twelve months.

Director Compensation

The following table summarizes the compensation paid to our directors during fiscal 2007.

Director Compensation Table for Fiscal 2007

Name(1)(2)	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)(7)	Total ($)
Sophia Corona(3)	$19,792	$16,905	$36,697
G. Richard Green	$16,250	$35,484	$51,734
Mark Hanley(4)	$8,125	$2,435	$10,560
Wayne Palladino	$27,500	$35,484	$62,984
Jeffrey S. Peris	$42,500	$35,484	$77,984
Scott A. Shay(5)	$7,500	—	$7,500
Ann Thornburg(3)	$35,625	$16,905	$52,530
Mark Tompkins	$33,750	$38,043	$71,793

(1)	Timothy M. Aitken, who served as Chairman of the Board of our company until July 2007, and Sarah L. Eames, who served as a director of our company during all of fiscal 2007, are not included in this table because they are or were employees of our company who received no additional compensation for services as a director. The compensation received by Mr. Aitken and Ms. Eames as employees of our company is reflected in the Summary Compensation Table.
(2)	Except as otherwise indicated, each individual named below served as a director our company for all of fiscal 2007.
(3)	Each of Ms. Corona and Ms. Thornburg has been a director of our company since November 2006.
(4)	Mr. Hanley resigned as a director of our company in April 2007.
(5)	Mr. Shay resigned as a director of our company in August 2007. His fees for serving as a director of our company were paid to Hyperion Advisors II L.P., an affiliate of Mr. Shay.
(6)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes. They do not reflect compensation actually received by the named directors. The amounts shown in this column have been calculated in accordance with FAS 123R under the modified prospective transition method. See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2007 for a discussion of the assumptions made in determining the grant-date fair value and compensation expense of equity awards. The actual value, if any, that a director will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.
(7)	As of September 30, 2007, each director listed in the table above had the following option awards outstanding set forth opposite his or her name below:

•	Sophia Corona: 50,000

•	G. Richard Green: 67,000

•	Mark Hanley: 0

•	Wayne Palladino: 71,000

•	Jeffrey S. Peris: 74,000

•	Scott Shay: 0

•	Ann Thornburg: 50,000

•	Mark Tompkins: 65,000

Director Compensation — General

We use a combination of cash and stock option grants to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, our board considers the amount of time that directors expend in fulfilling their duties, as well as the expertise that the board members bring to our company.

Cash Compensation

We do not pay directors who are employees of our company additional compensation for their services as a director. Effective July 2007, we implemented the following compensation program for our directors, other than for directors who are employees of our company:

•	each non-employee director is entitled to an annual retainer of $30,000 per year;

•	each member of our Audit Committee and each member of our Compensation Committee (other than the chairpersons) is entitled to an additional $5,000 per year for service on those committees;

•	the chairperson of the Audit Committee is entitled to receive $50,000 per year (which amount includes the $30,000 annual retainer for directors);

•	the chairperson of the Compensation Committee is entitled to receive $40,000 per year (which amount includes the $30,000 annual retainer for directors); and

•	the non-executive Chairman of the Board is entitled to receive $100,000 per year (which amount includes the $30,000 annual retainer for directors).

Prior to the adoption of the compensation program for directors in July 2007, we paid our directors an annual retainer of $10,000 per year. In addition, the following directors were entitled to the payments indicated:

•	Ms. Corona – an additional $5,000 per year for serving on our Audit Committee and $5,000 per year for serving on our Compensation Committee;

•	Mr. Hanley – an additional $5,000 per year for serving on our Compensation Committee;

•	Mr. Palladino – an additional $15,000 per year for serving on our Audit Committee;

•	Dr. Peris – an additional $5,000 per year for serving on our Audit Committee and an additional $5,000 per year for serving on our Compensation Committee; and

•	Ms. Thornburg – an additional $30,000 per year for serving as chairperson of our Audit Committee.

We make payments to our directors of the amounts to which they are entitled on a quarterly basis.

Equity-Based Compensation

Prior to the adoption of the compensation program for directors in July 2007, we had traditionally granted stock options to directors upon their becoming members of the board of directors and periodically thereafter, but on an irregular basis. As part of the compensation program for directors adopted in July 2007, and in order to ensure that directors have an ownership interest aligned with our shareholders, our board granted to each non-employee director options to purchase 50,000 shares of our common stock at a price of $2.24 per share. Mr. Shay declined to accept the options because he resigned from the board shortly after they were granted.

Our board anticipates that it will review board compensation annually in conjunction with the board’s review of executive officer salaries and benefits.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Sophia Corona, G. Richard Green and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee. Messrs. Green and Peris served on our

Compensation Committee throughout fiscal 2007. Ms. Corona was appointed to the Compensation Committee in June 2007. From December 2005 until his resignation as a director of our company in April 2007, Mark Hanley served on our Compensation Committee. Except for Mr. Hanley, who served from 1995 to 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited, none of Ms. Corona or Messrs. Green, Hanley or Peris has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2007 that requires disclosure under the rules of the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of December 3, 2007 (except as noted in the footnotes below) by (1) each director of our company, (2) each current named executive officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records. Except as set forth below, the address of each of the following holders of shares of our common stock is c/o Allied Healthcare International Inc., 245 Park Avenue, New York, New York 10167.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Sarah L. Eames	1,171,218	(2)	2.6%
David Moffatt	100,000	(3)	*
Sophia Corona	12,500	(4)	*
G. Richard Green	108,354	(5)	*
Wayne Palladino	35,664	(6)	*
Jeffrey S. Peris	34,500	(7)	*
Mark Tompkins	22,500	(8)	*
Ann Thornburg	12,500	(4)	*
Washington & Congress Capital Partners, L.P.	7,697,578	(9)	17.1%
Rutabaga Capital Management LLC	4,015,221	(10)	8.9%
Dimensional Fund Advisors LP	3,321,425	(11)	7.4%
All current executive officers and directors as a group (8 persons)	1,497,236	(12)	3.3%

*	Less than 1%.
(1)	As of December 3, 2007, there were 44,986,229 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of December 3, 2007, but that no other shareholders have exercised the options held by them.
(2)	Consists of 473,218 shares of common stock held by Ms. Eames, 4,000 shares of common stock held jointly by Ms. Eames and her husband and 694,000 shares subject to options held by Ms. Eames that are exercisable within 60 days of December 3, 2007.
(3)	Consists of 100,000 shares subject to options held by Mr. Moffatt that are exercisable within 60 days of December 3, 2007. Does not include 150,000 shares subject to options held by Mr. Moffatt that are not exercisable within 60 days of December 3, 2007.

(4)	Consists of 12,500 shares subject to options held by such individual that are exercisable within 60 days of December 3, 2007. Does not include 37,500 shares subject to options held by such individual that are not exercisable within 60 days of December 3, 2007.
(5)	Consists of 3,000 shares of common stock held by Mr. Green, 57,995 shares of common stock held jointly by Mr. Green and his wife, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 25,500 shares subject to options held by Mr. Green that are exercisable within 60 days of December 3, 2007 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of our common stock held by Orion Nominees Limited with his wife. Does not include an additional 41,500 shares subject to options held by Mr. Green that are not exercisable within 60 days of December 3, 2007.
(6)	Consists of 6,164 shares of common stock held by Mr. Palladino and 29,500 shares subject to options that are exercisable within 60 days of December 3, 2007. Does not include an additional 41,500 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of December 8, 2007.
(7)	Consists of 2,000 shares of common stock held by Dr. Peris and 32,500 shares subject to options held by Dr. Peris that are exercisable within 60 days of December 3, 2007. Does not include an additional 41,500 shares subject to options held by Dr. Peris that are not exercisable within 60 days of December 3, 2007.
(8)	Consists of 22,500 shares subject to options held by Mr. Tompkins that are exercisable within 60 days of December 3, 2007. Does not include 42,500 shares subject to options held by Mr. Tompkins that are not exercisable within 60 days of December 3, 2007.
(9)	Excludes 93,492 shares of common stock held by Triumph III Investors, L.P. Washington & Congress Capital Partners, L.P. may be deemed to be a member of a group that includes Triumph III Investors, L.P. The address of Washington & Congress Capital Partners, L.P. is 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110.
(10)	The number of shares owned is given as of September 30, 2007 and is based on the Form 13F filed by Rutabaga Capital Management LLC (‘‘Rutabaga’’) with the Securities and Exchange Commission on November 8, 2007. According to the Form 13F, Rutabaga had sole voting power with respect to all of such shares. Rutabaga’s address is 64 Broad Street, Boston, Massachusetts 02109.
(11)	The number of shares owned is given as of September 30, 2007 and is based on the Form 13F filed by Dimensional Fund Advisors LP (‘‘Dimensional’’) with the Securities and Exchange Commission on October 25, 2007. According to the Form 13F, Dimensional had sole voting power with respect to 3,256,310 of such shares and no voting power with respect to 65,115 of such shares. Dimensional’s address is 1299 Ocean Avenue, Santa Monica, California 90401.
(12)	Includes an aggregate of 929,000 shares subject to options held by our executive officers and directors that are exercisable within 60 days of December 3, 2007 and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership.

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2007 regarding compensation plans under which equity securities of our company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	2,976,614	$3.64	1,556,620
Equity compensation plans not approved by shareholders	485,000	$4.83	—
Total	3,461,614	$3.81	1,556,620

The securities covered by the equity compensation plan that has not been approved by our shareholders consist of warrants that were issued to two third parties. The warrants were issued as partial compensation for the agreement by such third parties to provide consulting services related to corporate finance and investment banking matters. One set of warrants, which were issued in August 2003, expire in August 2008 and are exercisable at prices ranging from $4.75 to $6.00 per share. The second set of warrants, which were issued in April 2007, expire in October 2008 and are exercisable at prices ranging from $3.00 to $3.75 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our certificate of incorporation and bylaws provide that our company shall indemnify our directors and officers to the fullest extent permitted by New York law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. Neither our certificate of incorporation, our bylaws nor our indemnification agreements place a cap on our maximum indemnification obligations; however, our directors’ and officers’ liability insurance may enable us to recover some or all of the amounts, if any, that we pay by way of indemnification to our directors and executive officers.

Other than as described in the previous paragraph and other than the compensation and severance arrangements with our named executive officers and the director compensation arrangements described in ‘‘Item 11 — Executive Compensation,’’ we are not a participant in any transaction involving more than $120,000 in which any shareholder holding more than 5% of our outstanding common stock, any of our executive officers or directors or their immediate family members, or any other ‘‘related person’’ (as such term is defined in the rules of the Securities and Exchange Commission) has or will have a direct or indirect material interest.

Review of Related Party Transactions

Our Code of Conduct (a copy of which is filed as an exhibit to this Annual Report on Form 10-K) prohibits, among other things, our directors, officers and employees from, directly or indirectly, engaging or participating in any transaction involving, or raising questions of, a possible conflict between the interests of our company and the personal interests of the employee or his or her family.

Under its charter, the Audit Committee has the responsibility of reviewing related party transactions (other than executive and director compensation) between our company and our offices,

directors, key employees and any of their affiliates. Notwithstanding the foregoing, in some cases (such as the ratification of the severance arrangement with Timothy M. Aitken described in ‘‘Item 11 — Executive Compensation — Compensation of Our Named Executive Officers’’), the full board approves the related party transaction. In addition, as a general matter, the Compensation Committee recommends, for full board consideration and approval, the compensation of our executive officers, to the extent not set forth in an executive officer’s employment agreement.

The Audit Committee considers whether to ratify or approve a related party transaction on a case-by-case basis, rather than pursuant to a written policy. To date, there have been no instances in which the Audit Committee has been called upon to review a related party transaction. In reviewing any related party transaction, it is expected that the Audit Committee will examine the terms of the transaction to determine how close they are to terms that would be likely to be found in a similar arms’-length transaction and whether they are fair and reasonable to our company. If the related party transaction involves a non-employee director, the Audit Committee may also consider whether the transaction would compromise the director’s independence.

Director Independence

Our board of directors has determined that Sophia Corona, G. Richard Green, Wayne Palladino, Jeffery A. Peris, Ann Thornburg and Mark Tompkins are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market. In addition, our board of directors determined that Mark Hanley, who served on our board of directors, from November 2005 until April 2007, was an ‘‘independent director’’ under such rules. The only current member of our board of directors who is not independent is Sarah Eames, who serves an executive officer of our company. In addition, Timothy M. Aitken, who resigned from all positions with our company in July 2007, was not an independent director of our company because of his position as an executive officer of our company and Scott Shay, who resigned as a director of our company in August 2007, was not an independent director of our company because of his control of entities that collectively owned more than 10% of our outstanding shares of common stock.

All of the members of our Audit Committee and all of the members of our Compensation Committee are ‘‘independent directors,’’ as such term is defined in the rules of the Nasdaq Stock Market. The members of our Audit Committee also satisfy the requirements for independence imposed upon audit committee members by Rule 10A-3 promulgated under the Securities Exchange Act of 1934 by the Securities and Exchange Commission.

The Nasdaq rules for independent directors provide, among other things, that a director cannot be considered independent if he or she has been employed by the issuer in the past three years. In considering whether Mr. Palladino qualified as an ‘‘independent director’’ under the Nasdaq rules, our board of directors considered the fact that he served from February 1991 until August 2000 as an officer of our company in various positions (including chief financial officer).

Item 14.	Principal Accountant Fees and Services.

Audit and Other Fees During Fiscal 2006 and Fiscal 2007

The following table sets forth the fees we were billed in respect of our fiscal year ended September 30, 2006 and September 30, 2007 for various audit and other services. Our auditors in respect of those fiscal years was Eisner LLP.

	Fiscal 2006	Fiscal 2007
Audit fees	$1,942,746	$1,388,932
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the fees for auditing our annual financial statements and reviewing the financial statements included in our quarterly reports on Form 10-Q, as well auditing the internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees also include fees for services that were provided in connection with regulatory filings and consents related to filings with the Securities and Exchange Commission. During fiscal 2006, we were billed for audit fees from Eisner LLP, KPMG Audit Plc and Deloitte & Touche LLP.

Pre-Approval Policy

The charter of the Audit Committee was revised and restated by the board of directors on May 4, 2007. The revised charter of the Audit Committee, as did the previous charter, provides that the Audit Committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the ‘‘de minimus exception’’) for non-audit services that are permitted by Section 10A(i)(1)(B) the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit. Pursuant to its charter, the Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that a decision of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

We did not incur audit-related fees, tax fees or other fees during fiscal 2006 or fiscal 2007. Accordingly, no such fees were approved by the Audit Committee after the fact in reliance upon the de minimus exception.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets – September 30, 2007 and 2006	F-3
	Consolidated Statements of Operations – for the years ended September 30, 2007, 2006 and 2005	F-4
	Consolidated Statements of Changes in Shareholders’ Equity – for the years ended September 30, 2007, 2006 and 2005	F-5
	Consolidated Statements of Cash Flows – for the years ended September 20, 2007, 2006 and 2005	F-6
	Notes to Consolidated Financial Statements	F-8
(2)	Consolidated Financial Statement Schedules:
	Schedule I – Condensed Financial Information	S-1
	Schedule II – Valuation and Qualifying Accounts	S-5
Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.
(3)	Exhibits:

Exhibit Number	Title
2.1(1)(2)	Agreement, dated September 30, 2007, among Air Liquide Limited, Omnicare Limited, Allied Healthcare Group Holdings Limited and Air Liquide UK Limited.
3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

Exhibit Number	Title
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).
3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
3.6	Certificate of Amendment to the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
3.7	Certificate of Amendment to the Certificate of Incorporation of Allied Healthcare International Inc. which defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002).
3.8	Certificate of Amendment to the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004).
3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004).
3.11(1)	Certificate of Change of Allied Healthcare International Inc. filed with the Department of State of the State of New York on April 26, 2007.

Exhibit Number	Title
3.12	Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
3.13	Amendment to the Bylaws of Allied Healthcare International Inc. effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002).
10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Form of Indemnification Agreement for officers and directors (incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1994).
10.3A	Employment Agreement, dated September 24, 2001, between Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) and Sarah Eames (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.3B	Amendment No. 1, dated November 17, 2004, to the Employment Agreement , dated September 24, 2001, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).
10.3C	Amendment No. 2, dated September 28, 2005, to the Employment Agreement, dated September 24, 2001, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.7D of our Annual Report on Form 10-K for the fiscal year ended September 20, 2005).
10.3D	Amended and Restated Employment Agreement, dated October 16, 2006, between Allied Healthcare International Inc. and Sarah Eames (incorporated herein by reference to Exhibit 10.4E of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).
10.4	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002).
10.5	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002).

Exhibit Number	Title
10.6	Agreement, dated February 17, 2004, among Allied Healthcare (UK) Limited and Atos KPMG Consulting Limited (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.7A	Facility Agreement, dated July 19, 2004, among Allied Healthcare Group Limited (now known as Allied Healthcare Group Holdings Limited), Allied Healthcare International Inc., Allied Healthcare Holdings Limited, the subsidiaries of Allied Healthcare International Inc. named therein as guarantors, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.7B	Amendment Letter, dated July 28, 2006, between Allied Healthcare Holdings Limited, Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International named therein as guarantors, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.19 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.7C	Second Amendment Letter, dated September 11, 2006 (effective September 13, 2006), among Allied Healthcare Holdings Limited, Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2006).
10.7D	Third Amendment Letter, dated October 17, 2006, among Allied Healthcare Holdings Limited, Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.21 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).
10.7E	Fourth Amendment Letter, dated November 10, 2006, among Allied Healthcare Holdings Limited, Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.22 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).
10.8	Employment Agreement, dated July 31, 2006, between Allied Healthcare Group Limited and David Moffatt (incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).
10.9A	Facility Agreement, dated July 19, 2004, as amended and restated on December 12, 2006, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. named therein, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

Exhibit Number	Title
10.9B	Amendment Letter, dated January 30, 2007, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007).
10.9C	Amendment Letter, dated August 6, 2007, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank PLC (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.10	Pledge and Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).
10.11	Intellectual Property Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent (incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).
10.12A	Sales Ledger Financing Agreement, dated December 12, 2006, between Allied Healthcare Group Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.12B	Sales Ledger Financing Agreement, dated December 12, 2006, between Allied Staffing Professionals Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.12C	Sales Ledger Financing Terms and Conditions Agreement between Allied Healthcare Group Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.12D	Sales Ledger Financing Terms and Conditions Agreement between Allied Staffing Professionals Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.13	Settlement Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken (but executed by Mr. Aitken on July 2, 2007), including the U.K. Compromise Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken attached thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).
11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

Exhibit Number	Title
14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003).
21(1)	Subsidiaries of Allied Healthcare International Inc.
23.1(1)	Consent of Eisner LLP, independent registered public accounting firm of Allied Healthcare International Inc.
23.2(1)	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Allied Healthcare International Inc.
31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer.
31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1(1)	Section 1350 Certification of Interim Chief Executive Officer.
32.2(1)	Section 1350 Certification of Chief Financial Officer.
99.1	AIM Schedule 1—Pre-Admission Announcement filed by Allied Healthcare International Inc. with the Alternative Investment Market of the London Stock Exchange (incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

(1)	Filed herewith.
(2)	Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Sarah L. Eames
Name: Sarah L. Eames
Title: Deputy Chairman and Interim Chief Executive Officer

Dated: December 13, 2007

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Sarah L. Eames, David Moffatt and Marvet Abbassi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sarah L. Eames	Deputy Chairman and Interim Chief Executive Officer (principal executive officer)	December 13, 2007

Sarah L. Eames

/s/ David Moffatt	Chief Financial Officer (principal financial and accounting officer)	December 13, 2007

David Moffatt

/s/ Sophia Corona	Director	December 11, 2007

Sophia Corona

/s/ G. Richard Green	Director	December 8, 2007

G. Richard Green

/s/ Wayne Palladino	Director	December 13, 2007

Wayne Palladino

/s/ Jeffrey S. Peris	Director	December 7, 2007

Jeffrey S. Peris

/s/ Ann Thornburg	Director	December 10, 2007

Ann Thornburg

/s/ Mark Tompkins	Director	December 13, 2007

Mark Tompkins

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.

We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedules listed at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2005, before the effect of the retrospective adjustment for the discontinued operations discussed in Note 3 to the consolidated financial statements, were audited by other auditors whose report, dated November 28, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for share-based compensation effective October 1, 2005.

We have also audited the retrospective adjustment to the 2005 consolidated financial statements for the operations discontinued in 2007, as discussed in Note 3 to the consolidated financial statements. Our procedures included determining the reason for the adjustment, the extent of the adjustment and whether auditing only the adjustment for the discontinued operation is appropriate. In our opinion, such retrospective adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the retrospective adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allied Healthcare International Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), and our report dated December 11, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ EISNER LLP

New York, New York
December 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
New York, New York

We have audited, before the effects of the adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period ended September 30, 2005, of Allied Healthcare International Inc. and subsidiaries (the ‘‘Company’’) (the 2005 consolidated financial statements before the effects of the adjustments discussed in Note 3 to the consolidated financial statements are not presented herein). Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, before the effects of the adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the results of Allied Healthcare International Inc. and subsidiaries operations and their cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

November 28, 2005

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,241	$3,938
Restricted Cash	55,819	—
Accounts receivable, less allowance for doubtful accounts of $1,570 and $1,703, respectively	21,490	26,813
Unbilled accounts receivable	14,375	11,823
Assets of discontinued operations	205	3,567
Deferred income taxes	182	547
Derivative asset	640	—
Prepaid expenses and other assets	1,448	1,183
Total current assets	114,400	47,871
Property and equipment, net	9,767	10,931
Goodwill	122,843	112,538
Other intangible assets, net	5,465	6,655
Assets of discontinued operations	—	16,317
Derivative asset	—	252
Deferred income taxes	304	538
Deferred financing costs and other assets	—	581
Total assets	$252,779	$195,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,795	$11,236
Accounts payable	3,950	2,051
Accrued expenses, inclusive of payroll and related expenses	30,614	29,044
Liabilities of discontinued operations	1,286	5,339
Taxes payable	3,375	1,366
Total current liabilities	94,020	49,036
Long-term debt, less current portion	—	59,923
Liabilities of discontinued operations	—	341
Total liabilities	94,020	109,300
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,542 shares, respectively	456	455
Additional paid-in capital	240,206	238,944
Accumulated other comprehensive income	18,018	13,258
Accumulated deficit	(97,627)	(163,980)
	161,053	88,677
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	158,759	86,383
Total liabilities and shareholders’ equity	$252,779	$195,683

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Revenues:
Net patient services	$277,795	$280,205	$342,031
Cost of revenues:
Patient services	193,839	194,475	243,304
Gross profit	83,956	85,730	98,727
Selling, general and administrative expenses	75,284	71,103	73,050
Impairment of goodwill	—	110,004	—
Impairment of long-lived assets (fixed assets and other intangibles)	—	10,038	—
Operating income (loss)	8,672	(105,415)	25,677
Interest income	124	125	212
Interest expense	(4,156)	(2,862)	(4,201)
Foreign exchange income (loss)	285	73	(98)
Other income (expense)	759	39	(175)
Income (loss) before income taxes and discontinued operations	5,684	(108,040)	21,415
Provision for (benefit from) income taxes	2,068	(1,887)	6,446
Income (loss) from continuing operations	3,616	(106,153)	14,969
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	6,266	(17,618)	3,767
Gain on disposal of subsidiaries, net of taxes	56,471	—	—
Income (loss) from discontinued operations	62,737	(17,618)	3,767
Net income (loss)	$66,353	$(123,771)	$18,736
Basic income (loss) per share of common stock
Income (loss) from continuing operations	$0.08	$(2.36)	$0.34
Income (loss) from discontinued operations	$1.40	$(0.39)	$0.08
Net income (loss) per share of common stock	$1.48	$(2.75)	$0.42
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$0.08	$(2.36)	$0.33
Income (loss) from discontinued operations	1.39	(0.39)	0.08
Net income (loss) per share of common stock	$1.47	$(2.75)	$0.41
Weighted average number of common shares outstanding:
Basic	44,962	44,930	44,684
Diluted	45,147	44,930	45,169

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Treasury Shares	Total
	Shares	Amount
Balance, September 30, 2004	45,050	$450	$236,988	$10,778	$(58,945)	$(2,294)	$186,977
Comprehensive income:
Net income					18,736		18,736
Foreign currency translation adjustment				(4,258)			(4,258)
Unrealized losses from cash flow hedging activities				(408)			(408)
Comprehensive income							14,070
Issuance of common stock for:
Exercise of stock options	391	4	808				812
Balance, September 30, 2005	45,441	$454	$237,796	$6,112	$(40,209)	$(2,294)	$201,859
Comprehensive loss:
Net loss					(123,771)		(123,771)
Foreign currency translation adjustment				6,466			6,466
Unrealized gains from cash flow hedging activities				680			680
Comprehensive loss							(116,625)
Stock based compensation			736				736
Issuance of common stock for:
Exercise of stock options	101	1	410				411
Excess tax benefits on stock options exercised			2				2
Balance, September 30, 2006	45,542	$455	$238,944	$13,258	$(163,980)	$(2,294)	$86,383
Comprehensive income:
Net income					66,353		66,353
Foreign currency translation adjustment				5,032			5,032
Unrealized gains from cash flow hedging activities				(272)			(272)
Comprehensive income							71,113
Stock based compensation			764				764
Issuance of common stock for consulting services	29	1	63				64
Issuance and modification of warrants for professional services			435				435
Balance, September 30, 2007	45,571	$456	$240,206	$18,018	$(97,627)	$(2,294)	$158,759

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$66,353	$(123,771)	$18,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(6,266)	17,618	(3,767)
Gain on disposal of subsidiaries	(56,471)	—	—
Depreciation and amortization	3,377	3,729	2,514
Amortization of intangible assets	1,743	1,826	1,574
Amortization of debt issuance costs	368	180	446
Warrants issued for professional services	499	—	—
Impairment of goodwill	—	110,004	—
Impairment of long-lived assets	—	10,038	—
Provision for allowance for doubtful accounts	222	428	788
(Gain) loss on sale of fixed assets	—	(3)	7
Stock based compensation	764	736	21
Excess tax benefits on stock options exercised	—	(2)	—
Write-off of deferred financing fees	705	—	—
Deferred income taxes	557	(4,575)	(78)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	7,307	5,846	(1,350)
Decrease in inventories	—	181	50
(Increase) decrease in prepaid expenses and other assets	(2,017)	1,959	(2,539)
Increase (decrease) in accounts payable and other liabilities	5,044	(1,245)	1,306
Net cash provided by continuing operations	22,185	22,949	17,708
Net cash provided by discontinued operations	5,870	2,783	3,575
Net cash provided by operating activities	28,055	25,732	21,283
Cash flows from investing activities:
Capital expenditures	(1,275)	(9,053)	(8,016)
Proceeds from sale of business	70,994	—	—
Proceeds from sale of business held in escrow and designated for debt repayment	(53,679)	—	—
Proceeds from sale of property and equipment	—	21	8
Payments for acquisitions – net of cash acquired	—	(844)	(14,504)
Proceeds limited to future acquisitions	—	—	1,850
Payments on acquisitions payable	(2,584)	(5,259)	(4,793)
Net cash provided by (used in) continuing operations investing activities	13,456	(15,135)	(25,455)
Net cash used in discontinued operations investing activities	(1,786)	(14,738)	(1,693)
Net cash provided by (used in) investing activities	11,670	(29,873)	(27,148)

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(In thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Cash flows from financing activities:
Payments for financing fees	(533)	—	(8)
Payments on notes payable	—	—	(1,850)
(Payments) borrowings under revolving loan, net	(14,769)	13,508	13,876
Borrowings under invoice discounting facility, net	4,449	—	—
Principal payments on long-term debt	(11,815)	(10,806)	(11,101)
Proceeds from sale of interest rate cap and floor agreement	—	—	98
Stock options exercised	—	411	791
Excess tax benefits on stock options exercised	—	2	—
Net cash (used in) provided by financing activities	(22,668)	3,115	1,806
Effect of exchange rate on cash	(754)	(882)	432
Increase (decrease) in cash	16,303	(1,908)	(3,627)
Cash and cash equivalents, beginning of year	3,938	5,846	9,473
Cash and cash equivalents, end of year	$20,241	$3,938	$5,846
Supplemental cash flow information:
Cash paid for interest	$4,679	$4,063	$7,589
Cash paid for income taxes, net	$2,570	$3,206	$5,398
Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired		$949	$19,959
Liabilities assumed or incurred		(105)	(2,316)
Cash paid for acquisitions (including related expenses)		844	17,643
Cash acquired		—	3,139
Net cash paid for acquisitions		$844	$14,504

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.    Business and Operations:

Allied Healthcare International Inc. and its subsidiaries (the ‘‘Company’’) is a provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry. The Company was incorporated in New York in 1981. At September 30, 2007, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. The Company maintains a listing of over 12,000 homecare aides, nurses and nurses aides.

In September 2007, the Company disposed of two of its U.K. subsidiaries when it sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. These two subsidiaries constituted the Company’s respiratory therapy segment. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the current and prior periods are reported in discontinued operations on the statement of operations. As a result of the disposition, the Company operates in one reportable segment.

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

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $512 and $468 at September 30, 2007 and 2006, respectively.

Restricted Cash:

Included in restricted cash are amounts relating to the $1,024 proceeds from the sale of the respiratory therapy segment that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met and for the payment under the irrevocable written notice given to the agent for the Company’s banks that it wished to prepay the amounts outstanding under the term loan A $24,572 and the term loan B1 $25,596 facilities from the proceeds of sale of its respiratory therapy segment. Also included in restricted cash is the amount of $4,627 which the Company segregated as unrestricted funds for the specific purpose of paying off the amount outstanding on its invoice discount facility. See Note 7 for details of bank debt.

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

In December 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FAS No. 123R, Share-Based Payment (‘‘FAS No. 123R’’), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all share-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. The Company generally recognizes compensation expense on a straight-line basis over the requisite service period for its employee and director share-based compensation plans.

Accounts Receivable:

The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2007 and September 30, 2006, $21,490 (8.5%) and $26,813 (13.7%), respectively, of the Company’s total assets consisted of accounts receivable.

The Company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with the Company’s customers range from 7 days to a maximum of 30 days from invoice date. The Company has devised a provisioning methodology based on its customer profile and historical credit risk across its U.K. business. Accounts receivable are written off when the credit control department determines the amount is no longer collectible. Each fiscal year the Company undertakes a review of its methodology and procedure for reserving for its doubtful accounts. This process also takes into account the Company’s actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts.

Property and Equipment:

Property and equipment is carried at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.

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

Goodwill and Other Intangible Assets:

Goodwill and other intangible assets are carried at cost, net of accumulated amortization. In accordance with FAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS No. 142’’), all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2007 and determined there was no impairment to its recorded goodwill balance. During the fourth quarter of fiscal 2006 the Company determined

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

there was an impairment to its recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the National Health Services (‘‘the NHS’’), the Company’s current market capitalization at time of review as well as the current and projected operating results. As such, the Company recognized a pre tax impairment charge of $110,004 in fiscal 2006.

The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2007:

Balance at October 1, 2005	$205,177
Goodwill acquired during period	8,741
Goodwill impairment	(110,004)
Foreign exchange effect	8,624
Balance at September 30, 2006	112,538
Foreign exchange effect	10,305
Balance at September 30, 2007	$122,843

Of the $122,843 goodwill balance at September 30, 2007, approximately $5,690 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		September 30, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,935	$5,470	$5,465
Trade names	3	211	211	—
Non-compete agreements	2 – 3	247	247	—
Favorable leasehold interests	2 – 5	9	9	—
Total		$11,402	$5,937	$5,465

		September 30, 2006
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,000	$3,371	$6,629
Trade names	3	193	193	—
Non-compete agreements	2 – 3	225	199	26
Favorable leasehold interests	2 – 5	9	9	—
Total		$10,427	$3,772	$6,655

The Company reviewed the carrying amount of its other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS. Thus, in accordance with the provisions of FAS No. 144, the Company has recognized pre tax impairment charges of $995 and $3 related to it customer relationships and favorable leasehold interests, respectively, in the fourth quarter of fiscal 2006 which are reflected in the gross carrying amounts above. The total impairment charge of $998 is included in the ‘‘Impairment of Long-Lived Assets’’ caption in the Company’s Consolidated Statements of Operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Amortization expense for other intangible assets subject to amortization was $ 1,743, $1,826 and $1,574 for the years ended September 30, 2007, 2006 and 2005, respectively. At September 30, 2007, estimated future amortization expense of other intangible assets subject to amortization is as follows: approximately $1,696, $1,652, $1,442, $479 and $81 for the fiscal years ending September 30, 2008, 2009, 2010, 2011 and 2012, respectively.

Deferred Financing Costs:

Costs incurred in obtaining long-term financing are amortized over the benefit period provided by the long-term financing agreements. At September 30, 2006 deferred financing costs and other assets included $514 of deferred financing costs, net of accumulated amortization of $421. During the fourth quarter of fiscal 2007, the Company wrote-off $705 of deferred financing costs as a result of the prepayment of the amounts outstanding under its term loan A and its term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

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

Revenue Recognition:

Patient services are recognized when services are performed and substantiated by proper documentation. For patient services revenue is recognized upon completion of timesheets that also require the signature of the recipient of services. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. At September 30, 2007 and 2006, the Company had $14,375 and $11,823, respectively in unbilled accounts receivable.

The Company receives a majority of its revenue from the U.K. local social services departments and the NHS payors. For the years ended September 30, 2007, 2006 and 2005, 63.5%, 68.3% and 67.0%, respectively, of the Company’s net revenues were attributable to the U.K. local social services departments and the NHS payor programs.

Advertising Costs:

Advertising costs are expensed as incurred. Adverting expense for the fiscal years ended September 30, 2007, 2006 and 2005 was $720, $699 and $1,614, respectively.

Earnings Per Share:

Basic earnings per share (‘‘EPS’’) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At September 30, 2007, 2006 and 2005, the Company had outstanding stock options and warrants to purchase 2,772, 2,983 and 677 shares, respectively, of common stock

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

ranging in exercise price from $1.92 to $6.20, $1.72 to $7.25, and $6.20 to $7.25 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or such effect would have been anti-dilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Weighted average number of common shares outstanding
as used in computation of basic EPS of common stock	44,962	44,930	44,684
Effect of dilutive securities – stock options and warrants	185	—	485
Shares used in computation of diluted EPS of common stock	45,147	44,930	45,169

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

Foreign Currency Translation:

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity.

Fair Value of Financial Instruments:

Cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The derivative asset is recorded at its estimated fair value. The estimated fair value of the Company’s outstanding borrowings approximates their carrying value at September 30, 2007 and 2006.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The Company grants credit without collateral to its patients, who are primarily insured under third-party agreements. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. At September 30, 2007 and 2006, 67.0% and 66.9% of accounts receivable was due from the U.K. local social services departments and the NHS payors, respectively, with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

Use of Management’s Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contingencies, accrued expenses, and determination of impairment, depreciation and amortization.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

In July 2006, the FASB issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning October 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’). The interpretation in SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This interpretation establishes the staff’s approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 was effective for the Company in fiscal 2007. The adoption of SAB 108, did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006. the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for the Company in fiscal year beginning October 1, 2008 and interim periods within the fiscal year. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (‘‘FAS No. 159’’). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective for the Company in fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (‘‘FAS No. 160’’). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (R) ‘‘Business Combinations’’ (‘‘FAS No. 141R’’). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

3.    Business Combinations and Dispositions:

Combinations:

In fiscal 2006, the Company acquired the entire issued share capital of a home care training agency for approximately $778 in cash and additional contingent cash consideration of up to $936 dependent upon (i) future earnings in fiscal 2006, (ii) providing a set minimum of training programs and (iii) the sellers continuing employment with the Company until at least December 31, 2006. Of the $936 contingent cash consideration, the Company has recognized compensation costs of $118, net of income tax, and $524, net of income tax, for fiscal years 2007 and 2006, respectively, as the acquisition contract required the sellers to remain in employment with us until at least December 31, 2006 (the earnout period). In fiscal 2007, all but $19 of the contingent consideration was earned and paid.

In fiscal 2005, the Company acquired a total of 9 Social Service agencies for approximately $17,059 in cash and $69 in acquisition payable, which was paid in fiscal 2006. As of September 30, 2005, these transactions included provisions to pay additional amounts, payable in cash, of up to $9,735 in contingent consideration dependent upon future earnings of the acquired entities. In fiscal 2006 a total of $6,326 was earned and paid in fiscals 2006 and 2007. The remaining balance of contingent consideration was unearned and will not be required to be paid.

In fiscal 2006, Company completed its purchase price allocation for its fiscal 2005 acquisitions. Accordingly, final tangible assets, separately identifiable intangible assets and liabilities were assigned

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

values of approximately $5,853, $5,560 and $2,271, respectively, with the remaining portion of $9,176 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclassification of $194 from separately identifiable intangible assets to goodwill.

In fiscal 2005, the Company completed its purchase price allocation for its fiscal 2004 acquisitions. Accordingly, tangible assets, separately identifiable intangible assets and liabilities were assigned values of approximately $1,311, $3,493 and $709, respectively, with the remaining portion of $4,913 attributable to goodwill. As compared to the original valuations at acquisition, the final valuation resulted in a reclassification of $753 from goodwill to separately identifiable intangible assets.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the amounts are considered immaterial.

Dispositions:

In September 2007, the Company sold its respiratory therapy segment for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of FAS No. 144, the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the current and prior periods are reported in discontinued operations on the statement of operations. Within discontinued operations, the Company recorded a gain of $56,471, net of tax of $0 on the sale of its respiratory therapy segment. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings does not result in a taxable gain transaction.

The following table presents the financial results of the discontinued operations:

	Year Ended September 30,
	2007		2006	2005
Revenues:
Net respiratory, medical equipment and supplies	$28,699		$14,402	$9,158
Cost of revenues:
Respiratory, medical equipment and supplies	13,024		10,521	4,214
Impairment of respiratory, medical equipment and supplies	—		5,932 (c)	—
Total cost of revenues	13,024		16,453	4,214
Gross Profit	15,675		(2,051)	4,944
Selling, general and administrative expenses	6,091		4,449	897
Impairment of goodwill	—		11,897 (d)	—
Impairment of long-lived assets	—		257 (c)	—
Operating income (loss) from discontinued operations	9,584		(18,654)	4,047
Interest income	2		2	—
Interest expense	(1,570)		(1,410)	—
Income (loss) from discontinued operations before income tax	8,016		(20,062)	4,047
Gain on disposal of subsidiaries, net of tax	56,471	(a)	—	—
Provision for (benefit from) income taxes	1,750	(b)	(2,444)	280
Income (loss) from discontinued operations	$62,737		$(17,618)	$3,767

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

(a)	Under the provisions of FAS No. 52, Foreign Currency Translation, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completed liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1,564 were reclassified into the gain on disposal of subsidiaries.
(b)	Included in the provision for income taxes for the year end September 30, 2007, is the reversal of $690 of certain tax contingencies, related to the Company’s fiscal 2003 discontinued operations on the sale of two of its U.S. subsidiaries as the statute of limitation has expired.
(c)	In the fourth of fiscal 2006, the Company recognized pre-tax charges of $5,381, $551 and $257 for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts (see below), the Company had made significant capital expenditures, amounting to $14,738, in order to fulfill its obligation under the new contracts. The Company had substituted a number of cylinders with oxygen concentrators. As such, the Company believed that these oxygen cylinders had become obsolete and had no further use to the Company. The Company also invested in an oxygen filling station whereby its cylinders would be re-filled. But, due to the location of the plant and strict noise pollution governmental rules, the Company did not believe it would be able to utilize such plant. The Company also wrote-off various software costs related to transitioning to its new oxygen contracts that it believed had no future benefit.
(d)	During the fourth quarter of fiscal 2006, the Company completed its annual impairment test required under FAS No. 142 and determined there was an impairment to its recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in the Company’s respiratory therapy segment due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see below), the Company’s current market capitalization at time of review as well as the current and projected operating results. As such, the Company recognized a pre-tax impairment charge of $11,897.

In 2005, the U.K. Department of Health sought to unify the supply of oxygen to NHS patients in England and Wales. The previous system used pharmacies to supply cylindered gases, while oxygen concentrators are supplied via regional contracts with homecare providers. Under the revised system, which came into effect on February 1, 2006, homecare providers supply cylindered gas and liquid oxygen as well as oxygen concentrators directly to patients. Following a tender process, the Company was awarded two of the contracts submitted which commenced in February 2006. As the existing cylinder business was organized on a National distribution structure, the award of the areas in the South East of England required the setting up of additional facilities in the South East of England which was effected in the second quarter of fiscal 2006. These changes resulted in the Company incurring additional charges and capital expenditures in fiscal 2006 as it commenced activities under the new contracts. Due to transition problems transferring the oxygen cylinder business from community pharmacies the Company incurred in fiscal 2006 higher than anticipated implementation expenses to build the infrastructure and distribution network to absorb the increased volume of oxygen patients from the community based pharmacies.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

In fiscal 2007 and 2006 interest expense has been allocated to discontinued operations based on debt that the Company has specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. The Company based its allocation on the amount of capital expenditures directly related to its discontinued operations and then considered cash borrowings necessary to maintain the operations of its then respiratory therapy segment. Prior to fiscal 2006, the respiratory therapy segment was self-sufficient and borrowings were predominately used to fund acquisitions in the Company’s flexible healthcare staffing segment. As such, no allocation of interest was required for fiscal 2005.

At September 30, 2007, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement. At September 30, 2006, assets of discontinued operations consisted of property and equipment, accounts receivable, inventory, goodwill and other assets of $16,145, $2,829, $586, $172 and $152, respectively. At September 30, 2006 liabilities of discontinued operations consisted of accounts payable, accrued costs (mainly for payroll, refunds payable, patient electric usage reimbursement and tax contingencies) and deferred income taxes of $2,688, $2,651 and $341, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

The following table displays the unaudited pro forma results of operations, related EPS and condensed balance sheet, at September 30, 2007, of the Company as if the disposition of the respiratory therapy segment was completed on October 1, 2006:

	Consolidated	Pro Forma Adjustments			Consolidated Pro Forma
Net revenues	$277,795	$			$277,795
Cost of revenues	193,839				193,839
Gross profit	83,956				83,956
Selling, general and administrative expenses	75,284				75,284
Operating income	8,672				8,672
Interest (expense) income, net	(3,273)		(3,188	)(a)	(85)
Foreign exchange gain	285				285
Income before income taxes and discontinued operations	5,684		(3,188)		8,872
Provision for income taxes	2,068		(956	)(b)	3,024
Income from continuing operations	3,616		(2,232)		5,848
Income from discontinued operations, net of taxes	6,266		(1,099	)(a)	7,365
Gain on disposal of subsidiaries, net of taxes	56,471				56,471
	62,737		(1,099)		63,836
Net income	$66,353		$(3,331)		$69,684
Basic income per share of common stock from:
Income from continuing operations	$0.08				$0.13
Income from discontinued operations	1.40				1.42
Net income	$1.48				$1.55
Diluted income per share of common stock from:
Income from continuing operations	$0.08				$0.13
Income from discontinued operations	1.39				1.41
Net income	$1.47				$1.54
Weighted average number of common shares outstanding:
Basic	44,962				44,962
Diluted	45,147				45,147

(a)	To record interest savings on pay down of senior credit facility from the proceeds from the sale of the respiratory therapy segment.
(b)	To record tax expense attributable to pro forma adjustments at the UK statutory rate of 30%.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	Consolidated	Pro Forma Adjustments		Consolidated Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$20,241	$(462	)(a&c)	$19,779
Accounts receivable, less allowance for doubtful accounts	21,490			21,490
Unbilled accounts receivable	14,375			14,375
Restricted cash	55,819	(54,795	)(a)	1,024
Deferred income taxes	182	192	(b)	374
Assets of discontinued operations	205			205
Derivative asset	640	(640	)(b)	—
Prepaid expenses and other assets	1,448			1,448
Total current assets	114,400	(55,705)		58,695
Property and equipment, net	9,767			9,767
Goodwill	122,843			122,843
Other intangible assets, net	5,465			5,465
Deferred income taxes	304			304
Total assets	$252,779	$(55,705)		$197,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,795	$(54,795	)(a)	$—
Accounts payable	3,950			3,950
Accrued expenses	30,614	(1,102	)(c)	29,512
Liabilities of discontinued operations	1,286			1,286
Taxes payable	3,375	192	(b)	3,567
Total liabilities	94,020	(55,705)		38,315
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none Common stock, $.01 par value; authorized 80,000 shares, issued 45,571	456			456
Additional paid-in capital	240,206			240,206
Accumulated other comprehensive income	18,018			18,018
Retained deficit	(97,627)			(97,627)
	161,053			161,053
Less cost of treasury stock (585 shares)	(2,294)			(2,294)
Total stockholders’ equity	158,759			158,759
Total liabilities and stockholders’ equity	$252,779	$(55,705)		$197,074

(a)	To record use of cash proceeds from the sale of the respiratory segment to pay down the senior credit facility.
(b)	To record sale of interest rate swaps and tax impact as related debt was paid down.
(c)	To record payment of accrued interest costs and costs associated with prepayment of the senior credit facility.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

4.    Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the NHS, the Company reorganized its operations to condense the number of subsidiaries used to supply healthcare staff. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At September 30, 2007 and 2006, $175 and $315, respectively, to satisfy existing lease obligations on the closure of several of its U.K. offices has not been paid.

In the fourth quarter of fiscal 2005, the Company also rebranded the U.K. group operations and launched a new corporate logo. The Company recognized a charge of $1,017 in its fourth quarter of fiscal 2005 related to the new corporate logo.

5.    Property and Equipment:

Major classes of property and equipment, net, consist of the following at September 30:

	2007	2006
Furniture, fixtures and equipment (including software)	$27,656	$24,377
Land, buildings and leasehold improvements	1,284	872
	28,940	25,249
Less, accumulated depreciation and amortization	19,173	14,318
	$9,767	$10,931

In the fourth quarter of fiscal 2006 the Company recognized a pre-tax charge of $9,040 of software costs related to its computerized accounting and payroll system based on the Oracle platform that was implemented in fiscal 2005. The Company has discovered that the system is too slow for the nature of its business and therefore is not achieving full functionality. As such, the Company has decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to its other branches as it believes the cost to have a workable model would exceed alternate solutions. The Company is currently in the process of comparing various operating systems in order to determine which system best supports its branch network and allows the Company to interface with our customers and communicate with our staff. The write-off is classified within ‘‘Impairment of long-lived assets’’ on the Consolidated Statements of Operations.

Depreciation and amortization of property and equipment for the years ended September 30, 2007, 2006 and 2005 were $3,377, $3,729 and $2,514, respectively.

6.    Accrued Expenses:

Accrued expenses consist of the following at September 30:

	2007		2006
Payroll and related expenses	$20,153		$17,795
Acquisitions payable (on earned contingent consideration)	1,917	(A)	4,210	(A)
Professional fees	2,655		2,276
Interest payable	1,102		696
Other	4,787		4,067
	$30,614		$29,044

(A)	At September 30, 2007 and 2006 includes $1,179 and $1,077, respectively, that is currently under negotiation with the owners of the previously acquired entity.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

At September 30, 2007, liabilities of discontinued operations consist of accrued refunds payable and accrued patient electric usage reimbursement.

7.    Debt:

In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) obtained a new senior credit facility. As described in more detail below, in December 2006, the senior credit facility was amended and restated (the ‘‘Amended Senior Credit Facility’’).

On December 12, 2006, the Company’s U.K. subsidiary, Allied Holdings, entered into the Amended Senior Credit Facility, which provides for a £46,000 ($94,194) multicurrency senior credit facility to replace the senior credit facility. The Amended Senior Credit Facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment is guaranteed by the Company and certain of the subsidiaries of Allied Holdings. The Company has also granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.

The Amended Senior Credit Facility consists of the following:

•	an £18,000 ($36,859) term loan A that matures in July 2009;

•	a £12,500 ($25,596) revolving loan B1 that may be drawn upon until June 2009 and that matures in July 2009

•	a £7,500 ($15,358) invoice discounting facility B2 that may be drawn upon until June 2009 and that matures in July 2009; and

•	an £8,000 (16,381) revolving loan C that may be drawn upon until June 2009 and that matures in July 2009.

Repayment of term loan A was made semi-annually until final maturity. Repayment of revolving loan B1 is on the last day of its interest period. Repayment of the invoice discounting loan B2 shall be on the maturity date (July 2009). Repayment of revolving loan C shall be on the maturity date (July 2009) or, if earlier, the date that the other facilities are repaid. The loans bore interest at rates equal to LIBOR (if sterling) or EURIBOR (if euros) plus any bank mandatory costs (if applicable) plus 0.70% to 3.50% per annum (depending on consolidated debt to consolidated profit ratios). As of September 30, 2007, the Company had outstanding borrowings of $24,572, $25,596 and $4,627 relating to term loan A, revolving loan B1 and invoice discounting facility B2, respectively, under the Amended Senior Credit Facility, that bore interest at rates ranging from 7.69% to 8.79%. As of September 30, 2006, the Company had outstanding borrowings of $33,707 and $37,452 relating to term loan A and revolving loan B1, respectively, under the senior credit facility, that bore interest at rates ranging from 5.66% to 5.68%.

The invoice discount facility commenced in January 2007 and provides, among other things, the following:

•	the Company can borrow on 85% of its approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals are not fundable.

Prior to the commencement of the invoice discount facility, the Company had a £7,500 ($14,769) revolving loan B1 which was repaid upon commencement of the invoice discount facility.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

On September 28, 2007 Allied Holdings gave irrevocable written notice to the agent for the banks under the Amended Senior Credit Facility that it wished to prepay the amounts outstanding under the term loan A £12,000 ($24,572) and the term loan B1 £12,500 ($25,596) on October 1, 2007 from the proceeds of sale of its respiratory therapy segment. Allied Holdings also gave irrevocable written notice that it wished to cancel term loan A, term loan B1 and revolving loan C on October 1, 2007. On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. As a result of the irrevocable written notice to prepay the term loan A and term loan B1, the Company has classified the debt as current on its Consolidated Balance Sheets at September 30, 2007. The invoice discount facility continues to be available.

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

The Amended Senior Credit Facility contains affirmative and negative financial covenants customarily found in agreements of this kind, including the maintenance of certain financial ratios, such as debt to earnings (including amounts provided for depreciation and amortization), earnings (before interest and taxes) to interest expense, minimum net worth, maximum ancillary facilities indebtedness and the prohibition of off balance sheet funding. The Company is also obligated to ensure that the guarantors of the Amended Senior Credit Facility must not at any time represent less than 90% of the consolidated gross assets, turnover or earnings before interest and taxes of the U.K. subsidiaries. As of September 30, 2007, the Company was in compliance with all such covenants.

The Amended Senior Credit Facility places limits on the Company’s ability to incur capital expenditures, required the Company to separate the role of the Chairman and the Chief Executive Officer no later than August 1, 2007, and requires the Company to engage a consultant to review its operations and make recommendations with respect thereto. In fiscal 2007, the Company had engaged an outside consultant to review its operations and in October 2007 terminated the consulting agreement as a result of the debt repayment. In July 2007, the role of the Chairman and Chief Executive Officer were separated. The Company obtained an extension of time to February 1, 2008 to appoint a permanent Chief Executive Officer.

In the fourth quarter of fiscal 2006, the senior credit facility was amended to provide an overdraft facility (‘‘Overdraft Facility’’) in the amount of £3,000 ($5,618) for general corporate purposes. The Company had utilized such Overdraft Facility in the first quarter of fiscal 2007 and in the fourth quarter of fiscal 2006 and had no amounts outstanding as of September 30, 2007 and 2006. The Overdraft Facility was repayable upon the earlier of demand from the bank or January 11, 2007.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Interest on the Overdraft Facility was charged at the same rate as loans under the revolving loan B. In December 2006, the Overdraft Facility was rolled over and incorporated in the Company’s loan under the Amended Senior Credit Facility.

Notes Due in Connection with Acquisitions.    The Company repaid, through Allied Holdings, notes payable of $1,850 issued in connection with the acquisition of certain U.K. flexible staffing agencies in fiscal 2005.

Guarantees.    The Amended Senior Credit Facility is collateralized by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Amended Senior Credit Facility. At September 30, 2007 and 2006, the amounts guaranteed, which approximate the amounts outstanding, totalled $54,795 and $71,159, respectively. Further, in conjunction with the execution of the Amended Senior Credit Facility, the Company has granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

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

In February 2005, the Company entered into two interest rate swap agreements, which expire in July 2009, the objective of which is to protect the Company against the potential rising of interest rates on its floating rate debt. The two interest rate swap agreements cover approximately $61,431 of the Company’s floating rate debt until January 2008 and then decreases by $6,143 each six month period, in order to reflect the amortizing effect of the Company’s floating rate debt, until the end of the interest rate swap agreements. The interest rate under the swap agreements is fixed at 4.935% and is payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $640 and $252 at September 30, 2007 and 2006, respectively. Prior to the cash flow hedge designation, changes in the value from period to period of the interest rate swap agreements was recorded as other expense or income, as appropriate. At September 30, 2007, the cash flow hedges were deemed to be ineffective as the Company entered into an irrevocable agreement to prepay the amounts outstanding under its term loan A and term loan B1 and subsequently, on October 1, 2007, sold the swaps. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $531, net of $228 in income tax, in fiscal 2007. At September 30, 2006, the effective portion of the income on the interest rate swap agreements designated as cash flow hedges was $272, net of $117 in income tax, and was included in other comprehensive income. In fiscal 2006, the Company we recognized other income of $27 thousand, net of $12 thousand of income tax, related to the cash flow hedge ineffectiveness.

8.    Shareholders’ Equity:

In the fourth quarter of fiscal 2007, the Company recognized a charge of $64 related to the issuance of 29 shares of common stock to Parthenon Group LLC for partial payment of professional services.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

9.    Income Taxes:

The provision for income taxes from continuing operations for the years ended September 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Current:
Federal	$10	$(2)	$2
Foreign	1,273	2,697	6,335
Deferred:
Foreign	785	(4,582)	109
Provision for (benefit from) income taxes	$2,068	$(1,887)	$6,446

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Accrued expenses	$978	$348
Federal net operating loss carryforward	25,630	25,939
State net operating loss carryforward	8,922	9,026
Provision for doubtful accounts	316	691
Depreciation	1,182	1,108
Intangible assets	48	67
Stock Options	478	242
Other, net	10	6
Gross deferred tax assets	37,564	37,427
Valuation allowance	(35,609)	(35,563)
Net deferred tax assets	1,955	1,864
Deferred tax liabilities:
Intangible assets	(1,072)	(900)
Other, net	(192)	(76)
Deferred tax liabilities	(1,264)	(976)
Net deferred tax asset	$691	$888
Classification of Deferred Taxes:
Current Deferred Tax Asset	182	547
Current Deferred Tax Asset (included in Assets of discontinued operations	205	144
Non Current Deferred Tax Asset	304	538
Long-Term Deferred Tax Liabilities (included in Liabilities of discontinued operations	—	(341)
Net deferred tax asset	691	888

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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

As of September 30, 2007, the Company has a federal net operating loss carryforward of approximately $75,382 which if unused, will expire in the years 2018 through 2024. Current or future ownership changes may limit the future realization of these net operating losses in accordance with Internal Revenue Code Section 382.

Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income taxes at 34%	$1,933	$(36,734)	$7,281
Nondeductible goodwill impairment	—	31,163	—
Valuation allowance	46	(324)	55
Stock options	—	(3)	(424)
Foreign tax, net	(245)	4,344	(804)
Enacted U.K. rate change	148	—	—
Other, net	186	(333)	338
Provision (benefit) for income taxes	$2,068	$(1,887)	$6,446

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

Income (loss) before income taxes and discontinued operations generated from the U.K. operations for the years ended September 30, 2007, 2006 and 2005 was $6,112, ($108,599) and $20,098, respectively.

10.    Stock Options and Warrants:

Stock Options:

Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan, the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s 2002 Stock Option Plan (‘‘Option Plan’’), no further options may be granted under the 1992 Stock Option Plan. Stock options are generally issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the 2002 Stock Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the 2002 Stock Option Plan were 1,557 shares at September 30, 2007.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Following is a summary of transactions under the Option Plan during the year ended September 30, 2007, 2006 and 2005:

	2007		2006		2005
	Number Of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)	Number of Stock Options	Weighted Average Exercise Price ($)
Outstanding beginning of year	2,633	4.99	2,610	5.49	2,646	4.87
Granted	1,440	2.03	465	2.18	652	5.93
Exercised	—	—	(101)	4.04	(410)	2.18
Forfeited or expired	(1,096)	4.75	(341)	5.28	(278)	5.54
Outstanding end of year	2,977	3.64	2,633	4.99	2,610	5.49

A summary of the options outstanding and exercisable as of September 30, 2007 is as follows:

Range of Exercise Price ($)	Number Outstanding	Weighted-Average Exercise Price of Options Outstanding ($)	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($)
1.72 – 2.71	1,380	2.05	7.6	518
3.02 – 4.70	704	4.10	2.6	—
5.41 – 6.20	893	5.73	3.0	—
	2,977	3.64	5.1	518

Range of Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price of Options Exercisable ($)	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($)
1.72 – 2.71	562	1.93	5.2	277
3.02 – 4.70	674	4.15	2.3	—
5.41 – 6.20	864	5.72	2.9	—
	2,100	4.20	3.3	277

The weighted average grant-date fair value of stock options granted during the years ended September 30, 2007, 2006 and 2005 was $1.13, $1.34 and $4.44, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006 and 2005 was $240 and $1,718. For options exercised during the years ended September 30, 2006 and 2005, $411 and $791, respectively, was received in cash to cover the exercise price of the options exercised. In addition, for the year ended September 30, 2005, 19 option shares were also used to cover the exercise price of the options exercised.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life (years)	6	6	9
Risk-free interest rate	4.7%	4.7%	4.1%
Volatility	54.1%	66.0%	63.9%
Expected dividend yield	0%	0%	0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Following is a summary of the status of the Company’s nonvested stock options as of September 30, 2007 and changes during the year ended September 30, 2007:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2006	285	2.98
Granted	1,440	1.13
Vested	(303)	1.62
Forfeited	(545)	1.49
Nonvested at September 30, 2007	877	1.34

The total fair value of share options vested during the years ended September 30, 2007, 2006 and 2005 was $493, $1,153 and $2,286, respectively.

In fiscal 2007, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest and taxes. Of the 2,977 options outstanding at September 30, 2007, 510 options, with a weighted average grant date fair value of $1.16, will vest upon the timing and performance conditions being met.

For the year ended September 30, 2007 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $764 and net income by $634. For the year ended September 30, 2006 stock-based compensation cost recognized in selling, general and administrative expenses increased loss before income taxes and discontinued operations, by $736 and net loss by $663. For both the years ended September 30, 2007 and 2006, stock-based compensation had a $0.01 impact on basic and diluted EPS. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of September 30, 2007 there was $738 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.7 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

The following presents pro forma net income and related per share amounts as if the fair value based method had been used to account for the Company’s stock options for the year ended September 30, 2005:

2005
Net income, as reported	$18,736
Add: Stock-based compensation included in reported net income, net of related tax effect	21
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,143)
Pro forma net income attributable to common shareholders	$16,614
Net income per share:
Basic – as reported	$0.42
Basic – pro forma	$0.37
Net income per share:
Diluted – as reported	$0.41
Diluted – pro forma	$0.37

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

Warrants:

In the third quarter of fiscal 2007, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to investment banking advise, investor awareness and business advisory services, the Company issued to such third party warrants to purchase up to an aggregate of 135 shares of its common stock. Of the 135 warrants issued, 45 of the warrants are exercisable at $3.00 per share, 45 of the warrants are exercisable at $3.35 per share and 45 of the warrants are exercisable at a price of $3.75 per share. The warrants expire on October 18, 2008. At issuance, the warrants were immediately vested and the Company recognized a charge of $177 related to the fair value of the warrants.

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

The fair value of the warrants issued is estimated on the date of issuance using the Black-Scholes pricing model.

11.    Commitments and Contingencies:

Guarantees:

The Amended Senior Credit Facility is collateralized by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the Amended Senior Credit Facility. At September 30, 2007 and 2006, the amounts guaranteed, which approximate the amounts outstanding, totalled $54,795 and $71,159, respectively.

Employment Agreements:

The Company has two employment agreements that provided for minimum aggregate annual compensation of $639 in fiscal 2007.

In September 2001, the Company entered into an employment agreement with Ms. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames has agreed to continue to serve as Executive Vice President of the Company for a period of 18 months. The amended and restated employment agreement is subject to automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary is $250 per annum. In addition, she is entitled to receive $5 for each trip of five business days or more that she makes to the U.K. on Company business, up to a maximum of $50 in any calendar year.

Ms. Eames’ amended and restated employment agreement provides that (a) if the Company terminates her employment during the term of the agreement, or (b) if, within six months of a

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

‘‘change in control’’ (as defined in the amended and restated employment agreement) of the Company, Ms Eames or the Company terminates her employment, or (c) if Ms. Eames terminates her employment for ‘‘good reason’’ (as defined in the amended and restated employment agreement), then (1) all stock options in the Company held by Ms. Eames will immediately vest, (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve month preceding the termination of employment or the change in control and (3) the Company must provide Ms. Eames the benefits to which she was entitled immediately prior to the date of termination for a period of twelve (12) months following the date of termination, except that if Ms. Eames becomes entitled to some or all of such benefits during the twelve-month post-termination period, then the obligation to provide her with those benefits will cease. However, pursuant to the provisions of Ms. Eames’ amended and restated employment agreement, she is not entitled to the foregoing benefits if (a) the Company terminates her employment for cause, death or disability or (b) the termination of Ms. Eames’ employment is the result of the non-renewal of the employment agreement by either party.

Ms. Eames’ employment agreement was not further amended upon her becoming the interim chief executive officer of the Company in July 2007.

In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Ms. Eames agreed not to compete with the Company or its subsidiaries for twelve months following termination of employment without the Company’s prior written consent.

In July 2006 the Company entered into an employment agreement with Mr. Moffatt, its Chief Financial Officer. The employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. The employment agreement with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of $389. In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In addition, under the employment agreement with Mr. Moffatt, the Company is required to pay him 12 months’ salary in the event he is terminated due to an acquisition.

Operating Leases:

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

The Company’s future minimum rental commitments as of September 30, 2007 are as follows:

2008	$2,587
2009	1,831
2010	1,218
2011	724
2012	579
Thereafter	156
$7,095

Rent expense under non-capitalized lease or rental agreements for the years ended September 30, 2007, 2006 and 2005 amounted to $3,303, $3,272 and $3,344, respectively.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $971 and $661 for such costs at September 30, 2007 and 2006, respectively.

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

In addition to the U.S. plan described above, certain of the Company’s U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company’s contributions to the U.K. plans were $94, $42 and $68 for the years ended September 30, 2007, 2006 and 2005, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

13.    Selected Quarterly Financial Data (Unaudited):

The following table presents the comparative unaudited quarterly results for the years ended September 30, 2007 and 2006:

2007 Quarter Ended	December 31,	March 31,	June 30,		September 30,
Total revenues	$66,854	$67,210	$70,503		$73,228
Gross profit	$20,099	$19,921	$21,240		$22,696
Net income (loss) from continuing operations	$1,382	$1,087	$(303	)(a)	$1,450
Discontinued Operations	$529	$920	$1,418		$3,399
Gain on disposal of subsidiaries	$—	$—	$—		$56,471
Net income	$1,911	$2,007	$1,115		$61,320
Basic income (loss) per share of common stock from:
Continuing operations	$0.03	$0.02	$(0.01)		$0.03
Discontinued operations	0.01	0.02	0.03		1.33
Net income	$0.04	$0.04	$0.02		$1.36
Diluted income (loss) per share of common stock from:
Continuing operations	$0.03	$0.02	$(0.01)		$0.03
Discontinued operations	0.01	0.02	0.03		1.33
Net income	$0.04	$0.04	$0.02		$1.36

(a)	Includes $922 severance costs and related professional fees incurred upon the resignation of the Chairman and Chief Executive Officer and $435 charge related to the issuance of new warrants and the extension of the expiation date on previously-issued warrants.

2006 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$73,679	$68,048	$69,234	$69,244
Gross profit	$22,535	$20,751	$21,326	$21,118
Net income (loss) from continuing operations	$3,020	$2,953	$1,911	$(114,037	)(a)
Discontinued Operations	$386	$(384)	$(561)	$(17,059	)(b)
Net income	$3,406	$2,569	$1,350	$(131,096)
Basic and diluted income (loss) per share of common stock from:
Continuing operations	$0.07	$0.07	$0.04	$(2.54)
Discontinued operations	0.01	(0.01)	(0.01)	(0.38)
Net income	$0.08	$0.06	$0.03	$(2.92)

(a)	Includes total charges of $115,192, net of tax, related to impairment charges on goodwill, other intangibles and fixed assets.
(b)	Includes total charges of $16,229, net of tax, related to impairment charges on goodwill, other intangibles and fixed assets.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

14.    Subsequent Events:

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In October 2007, Allied Holdings also paid off the amounts outstanding on its invoice discount facility. In addition, on October 3, 2007, the Company sold its interest rate swaps related to the bank debt that had been paid down.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8	$18
Prepaid expenses and other assets	108	161
Total current assets	116	179
Property and equipment, net	1	4
Investment in and advances to subsidiaries	158,072	85,234
Goodwill	2,300	2,300
Other assets	—	66
Total assets	$160,489	$87,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405	$103
Accrued expenses	1,315	607
Liabilities of discontinued operations	—	690
Taxes payable	10	—
Total liabilities	1,730	1,400
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,542 shares, respectively	456	455
Additional paid-in capital	240,206	238,944
Accumulated other comprehensive income	18,018	13,258
Accumulated deficit	(97,627)	(163,980)
	161,053	88,677
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	158,759	86,383
Total liabilities and shareholders’ equity	$160,489	$87,783

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Revenue	$—	$—	$—
Expenses:
Selling, general and administrative expenses	4,257	3,230	3,090
Total expenses	4,257	3,230	3,090
Equity in income (loss) of subsidiaries	4,053	(106,715)	14,092
Interest income	3,765	3,795	3,810
Other income (expense)	65	(5)	159
Income (loss) before income taxes and discontinued operations	3,626	(106,155)	14,971
Provision for (benefit from) income taxes	10	(2)	2
Income (loss) before discontinued operations	3,616	(106,153)	14,969
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	6,266	(17,618)	3,767
Gain on disposal of subsidiaries, net of taxes	56,471	—	—
	62,737	(17,618)	3,767
Net income (loss)	$66,353	$(123,771)	$18,736

See note to condensed financial information.

SCHEDULE I

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$66,353	$(123,771)	$18,736
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(6,266)	17,618	(3,767)
Gain on disposal of subsidiaries	(56,471)	—	—
Equity interest in net (income) loss of subsidiaries	(4,053)	106,715	(14,092)
Depreciation and amortization	3	5	6
Issuance and amortization of warrants	499	—	261
Stock based compensation – employees	764	736	21
Forgiveness of intercompany debt	(125)	—	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in receivables from subsidiaries	(1,852)	(1,269)	(2,649)
Decrease (increase) in prepaid expenses and other assets	120	(111)	119
Increase (decrease) in accounts payable and other liabilities	1,018	(660)	(1,011)
Net cash used in operating activities	(10)	(737)	(2,376)
Cash flows from financing activities:
Stock options exercised	—	411	791
Net cash provided by financing activities	—	411	791
Effect of exchange rate on cash	—	—	23
Decrease in cash	(10)	(326)	(1,562)
Cash and cash equivalents, beginning of period	18	344	1,906
Cash and cash equivalents, end of period	$8	$18	$344

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this condensed financial information should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the ‘‘Company’’) in its 2007 Annual Report on Form 10-K.

The investments in the Company’s subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company’s equity in the subsidiaries’ income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to			Deductions		Balance at End of Period
		Cost and Expenses	Other Accounts
Allowance for Doubtful Accounts:
Year ended September 30, 2007	$1,703	$222	$168	(B)	$523	(A)	$1,570
Year ended September 30, 2006	$1,726	$428	$125	(B)	$576	(A)	$1,703
Year ended September 30, 2005	$1,232	$788	$(62	)(B)	$232	(A)	$1,726

(A)	Doubtful accounts written off, net of recoveries and sold.
(B)	Adjustments arising from translation of foreign financial statements to U.S. dollars.