Form 10-Q
period 2007-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2008-02-06
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2007

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                      to

Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

New York	13-3098275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, New York	10167
(Address of principal executive offices)	(Zip Code)

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

YES     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2008
Common Stock	44,986,229 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

FIRST QUARTER REPORT ON FORM 10-Q
TABLE OF CONTENTS

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the ‘‘Company’’) ability to continue to recruit and retain qualified flexible healthcare staff; the Company’s ability to enter into contracts with hospitals, other healthcare facility clients and local governmental social service departments on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2007 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,552	$20,241
Restricted Cash	150	55,819
Accounts receivable, less allowance for doubtful accounts of $1,412 and $1,570, respectively	22,612	21,490
Unbilled accounts receivable	15,504	14,375
Assets of discontinued operations	200	205
Deferred income taxes	344	182
Derivative asset	—	640
Prepaid expenses and other assets	2,550	1,448
Total current assets	55,912	114,400
Property and equipment, net	9,236	9,767
Goodwill	119,876	122,843
Other intangible assets, net	4,897	5,465
Deferred income taxes	280	304
Total assets	$190,201	$252,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$54,795
Accounts payable	3,231	3,950
Accrued expenses, inclusive of payroll and related expenses	26,632	30,614
Liabilities of discontinued operations	714	1,286
Taxes payable	1,957	3,375
Total current liabilities	32,534	94,020
Long-term debt, less current portion	—	—
Liabilities of discontinued operations	—	—
Total liabilities	32,534	94,020
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 shares	456	456
Additional paid-in capital	240,354	240,206
Accumulated other comprehensive income	14,588	18,018
Accumulated deficit	(95,437)	(97,627)
	159,961	161,053
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	157,667	158,759
Total liabilities and shareholders’ equity	$190,201	$252,779

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenues:
Net patient services	$74,770	$66,854
Cost of revenues:
Patient services	52,347	46,755
Gross profit	22,423	20,099
Selling, general and administrative expenses	20,193	17,668
Operating income	2,230	2,431
Interest income	233	40
Interest expense	(56)	(749)
Foreign exchange (loss) income	(137)	139
Other income	—	64
Income before income taxes and discontinued operations	2,270	1,925
Provision for income taxes	592	543
Income from continuing operations	1,678	1,382
Discontinued operations:
Income from discontinued operations, net of taxes	—	529
Net income	$1,678	$1,911
Basic and diluted net income per share of common stock
Income from continuing operations	$0.04	$0.03
Income from discontinued operations	—	0.01
Net income per share of common stock	$0.04	$0.04
Weighted average number of common shares outstanding:
Basic	44,986	44,957
Diluted	45,173	45,079

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$1,678	$1,911
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(529)
Depreciation and amortization	850	844
Amortization of intangible assets	443	433
Amortization of debt issuance costs	—	58
Provision for allowance for doubtful accounts	1	225
Gain on sale of fixed assets	(23)	—
Stock based compensation	148	195
Deferred income taxes	(147)	(12)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(1,692)	2,143
Increase in prepaid expenses and other assets	(2,681)	(2,093)
(Decrease) increase in accounts payable and other liabilities	(4,823)	2,995
Net cash (used in) provided by continuing operations	(6,246)	6,170
Net cash (used in) provided by discontinued operations	(553)	1,197
Net cash (used in) provided by operating activities	(6,799)	7,367
Cash flows from investing activities:
Capital expenditures	(579)	(14)
Proceeds from sale of business	55,595	—
Proceeds from sale of property and equipment	49	—
Payments on acquisitions payable	—	(1,748)
Net cash provided by (used in) continuing operations investing activities	55,065	(1,762)
Net cash used in discontinued operations investing activities	—	(574)
Net cash provided by (used in) investing activities	55,065	(2,336)
Cash flows from financing activities:
Payments for financing fees	—	(242)
Payment on revolving loan	(25,564)	—
Payment on invoice discounting facility	(4,621)	—
Payment on long-term debt	(24,541)	—
Proceeds from sale of interest rate swap agreements	640	—
Net cash used in financing activities	(54,086)	(242)
Effect of exchange rate on cash	131	(625)
(Decrease) increase in cash	(5,689)	4,164
Cash and cash equivalents, beginning of period	20,241	3,938
Cash and cash equivalents, end of period	$14,552	$8,102
Supplemental cash flow information:
Cash paid for interest	$1,088	$216
Cash paid for income taxes, net	$1,545	$403

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The Company is a provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry. The Company was incorporated in New York in 1981. At December 31, 2007, the Company operated an integrated network of approximately 100 branches throughout most of the U.K. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2007 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2007 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:

Stock Options

For the three months ended December 31, 2007 and 2006, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $148 and $195, respectively. As of December 31, 2007, there was $591 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.6 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2,863 shares at December 31, 2007.

Following is a summary of stock option activity during the three months ended December 31, 2007:

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2007	2,977	3.64
Forfeited	(857)	5.00
Outstanding at December 31, 2007	2,120	3.09	6.9	567
Exercisable at December 31, 2007	1,511	3.37	6.0	414

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

During the three months ended December 31, 2006, the weighted average grant-date fair value of stock options granted was $1.11 and the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2007 and the activity for the three months ended December 31, 2007:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2007	877	1.34
Vested	(268)	1.07
Nonvested at December 31, 2007	609	1.46

The total grant date fair value of share options vested during the three months ended December 31, 2007 and 2006 was $285 and $52, respectively.

In fiscal 2007, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest and taxes. Of the 2,120 options outstanding at December 31, 2007, 510 options have both timing and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

Timing and Performance Based Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2007	510	2.03
Outstanding at December 31, 2007	510	2.03	8.8	221
Exercisable at December 31, 2007	255	2.03	8.8	110

Timing and Performance Based Share Options	Share Options	Grant-Date Fair Value ($)
Nonvested at October 1, 2007	510	1.16
Vested	(255)	1.07
Nonvested at December 31, 2007	255	1.24

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $499 and $512 at December 31, 2007 and September 30, 2007, respectively.

4.	Restricted Cash:

At December 31, 2007, restricted cash represented $150 of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. At September 30, 2007, restricted cash represented amounts relating to the $1,024 proceeds from the sale of the respiratory therapy segment that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met and for the payment under the irrevocable written notice given to the agent for the Company’s banks that it wished to prepay the amounts outstanding under the term loan A $24,572 and the term loan B1 $25,596 facilities from the proceeds of sale of its respiratory therapy segment. Also included in restricted cash, at September 30, 2007, is the amount of $4,627 which the Company segregated as unrestricted funds for the specific purpose of paying off the amount outstanding on its invoice discount facility. See Notes 8 and 9 for details of sale and bank debt.

5.	Property and Equipment:

Property and equipment is carried at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.

Major classes of property and equipment, net, consist of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Furniture, fixtures and equipment (including software)	$27,467	$27,656
Land, buildings and leasehold improvements	1,277	1,284
	28,744	28,940
Less, accumulated depreciation and amortization	19,508	19,173
	$9,236	$9,767

Depreciation and amortization of property and equipment for the three months ended December 31, 2007 and 2006 were $850 and $844, respectively.

6.	Goodwill and Other Intangible Assets:

The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2007:

Balance at October 1, 2007	$122,843
Foreign exchange effect	(2,967)
Balance at December 31, 2007	$119,876

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Of the $119,876 goodwill amount, approximately $11,295 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		December 31, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,665	$5,768	$4,897
Trade names	3	206	206	—
Non-compete agreements	2 – 3	241	241	—
Favorable leasehold interests	2 – 5	9	9	—
Total		$11,121	$6,224	$4,897

		September 30, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,935	$5,470	$5,465
Trade names	3	211	211	—
Non-compete agreements	2 – 3	247	247	—
Favorable leasehold interests	2 – 5	9	9	—
Total		$11,402	$5,937	$5,465

Amortization expense for other intangible assets subject to amortization was $443 and $433 for the three months ended December 31, 2007 and 2006, respectively. At December 31, 2007, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $1,221 for the nine months ending September 30, 2008 and $1,611, $1,407, $467 and $79 for the fiscal years ending September 30, 2009, 2010, 2011 and 2012, respectively.

7.	Accrued Expenses:

Accrued expenses consist of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Payroll and related expenses	$18,216	$20,153
Acquisitions payable (on earned contingent consideration)	1,870	1,917
Professional fees	1,823	2,655
Interest payable	—	1,102
Other	4,723	4,787
	$26,632	$30,614

8.	Business Dispositions:

In September 2007, the Company sold its respiratory therapy segment for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The Company received £425 ($868) of the escrowed

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

amount in December 2007 and the remaining £75 ($150) may be released to it in fiscal 2008. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the prior period is reported in discontinued operations on the statement of operations.

The following table presents the financial results of the discontinued operations for the three months ended December 31, 2006:

Revenues:
Net respiratory, medical equipment and supplies	$6,156
Cost of revenues:
Respiratory, medical equipment and supplies	3,797
Gross Profit	2,359
Selling, general and administrative expenses	1,226
Operating income from discontinued operations	1,133
Interest expense	(369	)(A)
Income from discontinued operations before income tax	764
Provision for income taxes	235
Income from discontinued operations	$529

(A)	For the three months ended December 31, 2006, interest expense has been allocated to discontinued operations based on debt that the Company has specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. The Company based its allocation on the amount of capital expenditures directly related to its discontinued operations and then considered cash borrowings necessary to maintain the operations of its then respiratory therapy segment.

At December 31, 2007 and September 30, 2007, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement.

9.	Debt:

In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (‘‘Allied Holdings’’) obtained a new senior credit facility, which was amended and restated in the first quarter of fiscal 2007 to provide for additional facilities.

The senior credit facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment is guaranteed by the Company and certain of the subsidiaries of Allied Holdings. The Company also granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The senior credit facility consisted of the following:

•	an £18,000 ($36,859) term loan A that would have matured in July 2009;

•	a £12,500 ($25,596) revolving loan B1 that would have matured in July 2009 and could have been drawn upon until June 2009;

•	a £7,500 ($15,358) invoice discounting facility B2 that may be drawn upon until June 2009 and that matures in July 2009; and

•	an £8,000 ($16,381) revolving loan C that could have been drawn upon until June 2009 and that would have matured in July 2009.

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. The invoice discount facility continues to be available.

As of December 31, 2007, the Company had no borrowings outstanding under the invoice discounting loan B2.

The invoice discount facility provides, among other things, the following:

•	the Company can borrow on 85% of its approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals are not fundable.

10.	Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations to condense the number of subsidiaries used to supply healthcare staff. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’ the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At December 31, 2007 and September 30, 2007, $107 and $175, respectively, to satisfy existing lease obligations on the closure of several of the Company’s U.K. offices have not been paid.

11.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which would have expired in July 2009, the objective of which was to protect the Company against the potential rising of interest rates on its floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $640 at September 30, 2007. In October 2007, the Company prepaid the amounts outstanding under its term loan A and term loan B1 and sold the related interest rate swaps for $640. At September 30, 2007, the cash flow hedges were deemed to be ineffective as the Company entered

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

into an irrevocable agreement to prepay the amounts outstanding under its term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $531, net of $228 in income tax, in fiscal 2007. For the three months ended December 31, 2006 the Company recognized other income of $45, net of $19 of income tax related to the cash flow hedge ineffectiveness.

12.	Income Taxes:

In June 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2007, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.

Effective October 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a net decrease to its opening accumulated deficit of $512 and a decrease in taxes payable of $512 from the cumulative effect of adoption as a result of the Company’s evaluation of its tax positions in accordance with FIN 48, including recent experience with taxing authorities.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since it was formed in November 1981. The U.S. federal statute of limitations remains open for the years 2004 onward.

State income tax returns are generally subject to examination for a period of 3 – 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions.

Years still open to examination by foreign tax authorities are 2005 onward. The Company is not currently under examination in any foreign jurisdictions.

The Company recorded a provision for income taxes amounting to $592 or 26.1% of income before income taxes and discontinued operations for the three months ended December 31, 2007, compared to a provision of $543 or 28.2% of income before income taxes and discontinued operations for the three months ended December 31, 2006. The difference in the effective tax rate between the three months ended December 31, 2007 and the three months ended December 31, 2006 is mainly due to permanent differences in the U.K.

13.	Earnings Per Share:

Basic earnings per share (‘‘EPS’’) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2007 and 2006, the Company had outstanding stock options and warrants to purchase 1,915 and 3,397 shares, respectively, of common stock ranging in price from $1.92 to $6.20 and $1.92 to $7.25 per share, respectively, that were not included in the computation of diluted EPS because the exercise price was higher than the average market price of the common shares or such effect would have been anti-dilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,
	2007	2006
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,957
Effect of dilutive securities – stock options and warrants treasury stock method	187	122
Shares used in computation of diluted EPS of common stock	45,173	45,079

14.	Comprehensive (Loss) Income:

Components of comprehensive (loss) income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from cash flow hedging activities, which are the only items of other comprehensive (loss) income impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive (loss) income for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Net income	$1,678	$1,911
Change in cumulative translation adjustment	(3,430)	3,054
Unrealized gains from cash flow hedging activities, net of income tax	—	253
Comprehensive (loss) income, net of income taxes	$(1,752)	$5,218

15.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2007, the amounts guaranteed, which approximate the amounts outstanding, totalled $54,795. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Employment Agreements

The Company has employment agreements with its three executive officers that provide for minimum aggregate annual compensation of approximately $846 in fiscal 2008.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At December 31, 2007, the Company had $7,296 of lease obligations through 2014 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

Contingencies:

The Company believes that it has been in compliance, in all material respects, with the applicable provisions related to its business operations of the federal statutes, regulations and laws and applicable state laws, together with all applicable laws and regulations of other countries in which the Company operates. There can be no assurance that an enforcement action will not be brought against the Company, or that the Company will not be found to be in violation of one or more of these provisions. At present, the Company cannot anticipate what impact, if any, administrative or judicial interpretation of the applicable federal and state laws and those of other countries may have on the Company’s consolidated financial position, cash flows or results of operations.

The Company is involved in various legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $971 for such costs at December 31, 2007 and September 30, 2007.

16.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $94 to such plans in fiscal 2008.

17.	Recent Accounting Standards:

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

In December 2007, the FASB issued FAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’ (‘‘FAS No. 160’’). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141(R) ‘‘Business Combinations’’ (‘‘FAS No. 141R’’). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 110 (‘‘SAB No. 110’’). SAB No. 110 addresses the use of a ‘‘simplified’’ method in developing an estimate of expected term of ‘‘plain vanilla’’ share options in accordance FAS No. 123R, Share-Based Payment. SAB No. 110 allows the use of the ‘‘simplified’’ method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 is effective January 1, 2008 and the Company is currently assessing whether it will continue to use the simplified method for stock options granted after January 1, 2008.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. At December 31, 2007, we operated an integrated network of approximately 100 branches throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K), nurses and nurses aides. We maintain a listing of over 12,000 homecare aides, nurses and nurses aides.

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

Accounts Receivable

We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2007. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2007 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended December 31, 2007 vs. Three Months Ended December 31, 2006

Revenues

Total revenues for the three months ended December 31, 2007 were $74.8 million compared to $66.9 million for the three months ended December 31, 2006, an increase of $7.9 million or 11.8%. This was mainly due to the rise in hours worked as a result of our company’s recruitment and retention initiative. Changes in foreign exchange had a favorable effect on revenue ($4.7 million).

Gross Profit

Total gross profit increased by $2.3 million to $22.4 million for the three months ended December 31, 2007 from $20.1 million for the three months ended December 31, 2006, an increase of 11.6%. Changes in foreign exchange had a favorable effect on gross profit ($1.4 million). As a percentage of total revenue, gross profit for the three months ended December 31, 2007 was 30.0% a slight decrease from 30.1% for the comparable prior period. We remain focused on supplying healthcare staff to our higher-margin homecare customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $2.5 million to $20.2 million for the three months ended December 31, 2007 from $17.7 million for the three months ended December 31, 2006, an increase of 14.3%. Changes in foreign exchange of $1.2 million had an unfavorable effect on SG&A costs. The remaining increase in SG&A costs is mainly a result of our company’s recruitment and retention initiative campaign so as to build the number of hours worked. This has resulted in increased headcount costs, marketing costs and related overhead costs.

Interest Income

Total interest income for the three months ended December 31, 2007 was $0.2 million compared to $0.04 million for the three months ended December 31, 2006. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.

Interest Expense

Total interest expense for the three months ended December 31, 2007 was $0.06 million compared to $0.7 million for the three months ended December 31, 2006, which represents a decrease of $0.7 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.6 million or 26.1% of income before income taxes and discontinued operations for the three months ended December 31, 2007, compared to a provision of $0.5 million or 28.2% of income before income taxes and discontinued operations for the three months ended December 31, 2006. The difference in the effective tax rate between the three months ended December 31, 2007 and the three months ended December 31, 2006 is mainly due to permanent differences in the U.K.

Discontinued Operations

Discontinued operations resulted in income of $0.5 million for the three months ended December 31, 2006. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was being held back until certain conditions are met. Four hundred and twenty five thousand pounds (£0.4 million) ($0.9 million) of the escrowed amount was released to us in December 2007 and we expect that the remaining £0.1 million ($0.1 million) will be released to us in fiscal 2008. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England.

In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the prior period are reported in discontinued operations on our statement of operations.

The following table presents the financial results for the discontinued operations for the three months ended December 31, 2006 (dollars in thousands).

Revenues:
Net respiratory, medical equipment and supplies	$6,156
Cost of revenues:
Respiratory, medical equipment and supplies	3,797
Gross Profit	2,359
Selling, general and administrative expenses	1,226
Operating income from discontinued operations	1,133
Interest expense	(369	)(a)
Income from discontinued operations before income tax	764
Provision for income taxes	235
Income from discontinued operations	$529

(a)	For the three months ended December 31, 2006, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

Net Income

As a result of the foregoing, we recorded net income of $1.7 million for the three months ended December 31, 2007 compared to net income of $1.9 million for the three months ended December 31, 2006.

Liquidity and Capital Resources

General

For the three months ended December 31, 2007, we used $6.2 million of cash from continuing operating activities. Cash requirements for the three months ended December 31, 2007 for the pay off and pay down of debt under our senior credit facility ($54.7 million) and capital expenditures ($0.6 million), were met through the proceeds received from the sale of our respiratory therapy division in fiscal 2007 ($55.6 million), sale of our interest rate swaps ($0.6 million) and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of December 31, 2007, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at December 31, 2007. In addition, as of December 31, 2007, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by them to us.

We believe the existing capital resources and those to be generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2007 and September 30, 2007, $22.6 million (11.9%) and $21.5 million (8.5%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of cash collections and higher volume of sales.

Our goal is to maintain accounts receivable levels equal to or less than 35 days, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At December 31, 2007 and September 30, 2007, our average DSOs were 27 and 26, respectively.

At December 31, 2007 gross receivables were $24.6 million, of which $16.8 million or 68.4% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2007 gross receivables were $23.6 million, of which $16.0 million or 67.6% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes the accounts receivable aging by payor mix at December 31, 2007 and September 30, 2007 (dollars in thousands):

At December 31, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 12/31/2007
NHS	$4,923	$1,224	$439	$146	$95	$6,827
SSD	7,919	1,377	495	201	20	10,012
Commercial Payors	3,536	1,203	242	81	33	5,095
Private Payors	1,768	346	169	103	296	2,682
Gross AR at 12/31/07	$18,146	$4,150	$1,345	$531	$444	$24,616
Less: Surcharges(A)						(592)
Less: Allowance For Doubtful Accounts						(1,412)
Accounts Receivable, net						$22,612

At September 30, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2007
NHS	$4,394	$1,210	$337	$151	$211	$6,303
SSD	7,907	1,125	370	246	21	9,669
Commercial Payors	3,326	1,028	116	25	73	4,568
Private Payors	1,734	472	140	88	638	3,072
Gross AR at 9/30/07	$17,361	$3,835	$963	$510	$943	$23,612
Less: Surcharges(A)						(552)
Less: Allowance For Doubtful Accounts						(1,570)
Accounts Receivable, net						$21,490

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour) agreed to in advance with our customers. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 27 days from submission of invoices.

As our current operations are in the U.K. and the majority of accounts receivable are from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances. There have been agreements with the NHS to adjust rates (both increases and decreases) depending on the volume of hours utilized. Billing adjustments are reviewed quarterly based on actual volumes delivered and any entries are recognized during the appropriate period. No material adjustments have arisen based on volumes delivered.

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

The senior credit facility consisted of the following:

•	an £18 ($36.9) million term loan A, maturing in July 2009;

•	a £12.5 ($25.6) million revolving loan B1 maturing in July 2009 and that could be drawn upon until June 2009;

•	a £7.5 ($15.3) million invoice discounting facility B2 that matures in July 2009 and can be drawn upon until June 2009, and

•	an £8.0 ($16.4) million revolving loan C maturing in July 2009 and that could be drawn upon until June 2009.

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. The invoice discount facility continues to be available.

As of December 31, 2007, we had no borrowings outstanding under the invoice discounting loan B2.

The invoice discount facility provides, among other things, the following:

•	we can borrow on 85% of our approved flexible staffing accounts receivable, which excludes accounts receivable greater than 120 days, credit balances and reserves;

•	no one debtor can exceed 10% of the outstanding approved accounts receivable; and

•	accounts receivable relating to private individuals are not fundable.

The senior credit facility agreement was based on the U.K.’s Loan Markets Association Multicurrency Term and Revolving Facilities agreement, which is a standard form designed to be commercially acceptable to the corporate lending market.

Subject to certain exceptions, the senior credit facility prohibited or restricted the following, among other things:

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

Guarantees

The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At September 30, 2007, the amounts guaranteed, which approximates the amounts outstanding, totaled $54.8 million.

Financial Instruments

In February 2005, we entered into two interest rate swap agreements, which would have expired on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.6 million at September 30, 2007. In October 2007, we prepaid the amounts outstanding under our term loan A and term loan B1 and sold the related interest rate swaps for $0.6 million. At September 30, 2007, the cash flow hedges were deemed to be ineffective as we entered into an irrevocable agreement to prepay the amounts outstanding under our term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $0.5 million, net of $0.2 million in income tax, in fiscal 2007. For the three months ended December 31, 2006 the Company recognized other income of $45 thousand, net of $19 thousand of income tax related to the cash flow hedge ineffectiveness.

Commitments

Employment Agreements

We have employment agreements with our three executive officers that provide for minimum aggregate annual compensation of approximately $0.8 million in fiscal 2008.

In January 2008, we entered into an employment agreement with Alexander Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement, we will issue Mr. Young 200,000 stock options no later than February 12, 2008; we will grant Mr. Young an individual long term incentive award (the ‘‘LTI Award’’), the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $6.0 million) by January 14, 2012. The LTI Award may be settled in shares of our common stock or in cash, or a mixture of the two, at the discretion of our Board of Directors; we will provide Mr. Young with a car allowance; and we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames will serve as Executive Vice President of our company until April 16, 2008. In January 2008, we entered into a transitional service agreement (‘‘TSA’’) with Ms. Eames. Effective April 17, 2008, Ms. Eames will provide transition services to our chief executive officer until April 16, 2009 and be paid the sum of $0.1 million in four installments. In addition, pursuant to her TSA, we will grant Ms. Eames 50,000 stock options on the second business day following the release of our company’s earnings for the quarter ended December 31, 2007. Her transition services will not require Ms. Eames to work more than three days in any calendar month. Under her amended and restated employment agreement, Ms. Eames’ base salary is $0.3 million per annum. In addition she is entitle to receive $5 thousand for each trip of five business days or more that she makes to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips is $50 thousand. Ms. Eames’ amended and restated employment agreement provides that if her employment is terminated during the term of the agreement other than for cause, death or disability, or if, within six months of a ‘‘change in control’’ (as defined in the amended and restated employment agreement) of our company, Ms. Eames or our company terminates her employment (other than for cause, death or disability), then (1) all stock options in our company held by Ms. Eames will immediately vest and (2) Ms. Eames will be entitled to receive a cash payment of 1.9 times her annual base salary during the twelve months preceding the termination of employment or the change in control.

In a Deed of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries and except as permitted by the TSA, Ms. Eames agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

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

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2007 (dollars in thousands):

Fiscal	Total Lease Obligations
2008	$2,132
2009	1,962
2010	1,373
2011	845
2012	688
Thereafter	296
$7,296

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2007. Certain of these leases provide for renewal options.

Contingencies

We believe that we have been in compliance, in all material respects, with the applicable provisions related to our business operations of federal laws and regulations and applicable state laws, together with the applicable laws and regulations of other countries in which we operate. There can be no assurance that an enforcement action will not be brought against us, or that we will not be found to be in violation of one or more of these laws or regulations. At present, we cannot anticipate what impact, if any, administrative or judicial interpretations of applicable federal and state laws and the laws of other countries in which we operate may have on our financial position, cash flows and results of operations.

We are involved in various legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows or results of operations.

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $1.0 million for such costs at December 31, 2007 and September 30, 2007.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2007.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2008 period as compared to the year to date fiscal 2007 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $4.7 million, increased operating income of $0.2 million and increased income from continuing operations of $0.1 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $7.5 million, $0.3 million and $0.2 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

At December 31, 2007, we had no debt outstanding. Historically, we have used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 5, 2008

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffatt
David Moffatt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)