Form 10-Q
period 2008-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2008-05-07
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2008

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

YES     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting comany

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock	44,986,229 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

SECOND QUARTER REPORT ON FORM 10-Q

Forward-Looking Statements:    The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the ‘‘Company’’) ability to continue to recruit and retain qualified flexible healthcare staff; the Company’s ability to enter into contracts with hospitals, other healthcare facility clients and local governmental social service departments on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; the Company’s dependence on the proper functioning of its information systems; the effect of existing or future government regulation of the healthcare industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,459	$20,241
Restricted cash	150	55,819
Accounts receivable, less allowance for doubtful accounts of $1,019 and $1,570, respectively	18,344	21,490
Unbilled accounts receivable	17,930	14,375
Deferred income taxes	373	182
Derivative asset	—	640
Prepaid expenses and other assets	2,083	1,448
Assets of discontinued operations	200	205
Total current assets	59,539	114,400
Property and equipment, net	8,836	9,767
Goodwill	119,747	122,843
Other intangible assets, net	4,477	5,465
Deferred income taxes	201	304
Total assets	$192,800	$252,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$54,795
Accounts payable	1,827	3,950
Accrued expenses, inclusive of payroll and related expenses	29,645	30,614
Taxes payable	1,121	3,375
Liabilities of discontinued operations	685	1,286
Total liabilities	33,278	94,020
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 shares	456	456
Additional paid-in capital	240,585	240,206
Accumulated other comprehensive income	14,448	18,018
Accumulated deficit	(93,673)	(97,627)
	161,816	161,053
Less cost of treasury stock (585 shares)	(2,294)	(2,294)
Total shareholders’ equity	159,522	158,759
Total liabilities and shareholders’ equity	$192,800	$252,779

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues:
Net patient services	$73,815	$67,210	$148,585	$134,064
Cost of revenues:
Patient services	51,884	47,289	104,231	94,044
Gross profit	21,931	19,921	44,354	40,020
Selling, general and administrative expenses	19,455	17,592	39,648	35,260
Operating income	2,476	2,329	4,706	4,760
Interest income	171	31	404	71
Interest expense	(47)	(873)	(103)	(1,622)
Foreign exchange (loss) income	(12)	(2)	(149)	137
Other (expense) income	—	(41)	—	23
Income before income taxes and discontinued operations	2,588	1,444	4,858	3,369
Provision for income taxes	824	357	1,416	900
Income from continuing operations	1,764	1,087	3,442	2,469
Discontinued operations:
Income from discontinued operations, net of taxes	—	920	—	1,449
Net income	$1,764	$2,007	$3,442	$3,918
Basic and diluted net income per share of common stock
Income from continuing operations	$0.04	$0.02	$0.08	$0.06
Income from discontinued operations	—	0.02	—	0.03
Net income per share of common stock	$0.04	$0.04	$0.08	$0.09
Weighted average number of common shares outstanding:
Basic	44,986	44,957	44,986	44,957
Diluted	45,059	45,148	45,116	45,113

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$3,442	$3,918
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(1,449)
Depreciation and amortization	1,665	1,721
Amortization of intangible assets	855	870
Amortization of debt issuance costs	—	144
(Reversal of) provision for allowance for doubtful accounts	(516)	162
Gain on sale of fixed assets	(23)	—
Stock based compensation	379	370
Deferred income taxes	(96)	60
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	3,131	7,371
Increase in prepaid expenses and other assets	(4,632)	(2,775)
Decrease in accounts payable and other liabilities	(3,941)	(690)
Net cash provided by continuing operations	264	9,702
Net cash (used in) provided by discontinued operations	(572)	4,079
Net cash (used in) provided by operating activities	(308)	13,781
Cash flows from investing activities:
Capital expenditures	(1,006)	(149)
Proceeds from sale of business	54,692	—
Proceeds from sale of property and equipment	49	—
Payments on acquisitions payable	—	(2,539)
Net cash provided by (used in) continuing operations investing activities	53,735	(2,688)
Net cash used in discontinued operations investing activities	—	(836)
Net cash provided by (used in) investing activities	53,735	(3,524)
Cash flows from financing activities:
Payments for financing fees	—	(367)
Payments on revolving loan	(25,149)	(14,512)
Borrowings under invoice discounting facility		14,512
Payments on invoice discounting facility	(4,546)	(5,736)
Payments on long-term debt	(24,143)	(5,805)
Proceeds from sale of interest rate swap agreements	629	—
Net cash used in financing activities	(53,209)	(11,908)
Effect of exchange rate on cash	—	(786)
Increase (decrease) in cash	218	(2,437)
Cash and cash equivalents, beginning of period	20,241	3,938
Cash and cash equivalents, end of period	$20,459	$1,501
Supplemental cash flow information:
Cash paid for interest	$1,117	$2,291
Cash paid for income taxes, net	$3,128	$834

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation:

The Company is a provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

Essentially, all services provided by the Company are provided by its integrated network of approximately 100 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis and most branches provide all the services. In accordance with FAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information,’’ for financial reporting purposes, all our branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’) have been condensed or omitted. The balance sheet at September 30, 2007 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of operating results for the full year.

2.    Stock-Based Compensation:

Stock Options

For the three and six months ended March 31, 2008, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $231 and $379, respectively. For the three and six months ended March 31, 2007, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $175 and $370, respectively. As of March 31, 2008, there was $446 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.5 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2,613 shares at March 31, 2008.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Following is a summary of stock option activity during the three and six months ended March 31, 2008:

Share Options	Share Options	Weighted-Average Exercise Price ($)
Outstanding at January 1, 2008	2,120	3.09
Granted	50	2.11
Outstanding at March 31, 2008	2,170	3.07

Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2007	2,977	3.64
Granted	50	2.11
Forfeited	(857)	5.00
Outstanding at March 31, 2008	2,170	3.07	6.7	—
Exercisable at March 31, 2008	1,547	3.40	5.8	—

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $0.98. The weighted average grant-date fair value of stock options granted during the three and six months ended March 31, 2007 was $1.62 and $1.12, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected life (years)	5.2	5.6
Risk-free interest rate	2.7%	4.7%
Volatility	49.4%	52.9%
Expected dividend yield	0%	0%

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Expected life (years)	5.2	5.6
Risk-free interest rate	2.7%	4.7%
Volatility	49.4%	54.5%
Expected dividend yield	0%	0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method as the Company did not believe it had sufficient historical stock option exercise experience on which to base the expected term.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2008 and the activity for the three and six months ended March 31, 2008:

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2008	609	1.46
Granted	50	0.98
Vested	(36)	3.39
Nonvested at March 31, 2008	623	1.31

Nonvested Share Options	Share Options	Weighted-Average Grant-Date Fair Value ($)
Nonvested at October 1, 2007	877	1.34
Granted	50	0.98
Vested	(304)	1.34
Nonvested at March 31, 2008	623	1.31

The total grant date fair value of share options vested during the three and six months ended March 31, 2008 was $124 and $409, respectively. The total grant date fair value of share options vested during the three and six months ended March 31, 2007 was $171 and $223, respectively.

In fiscal 2007, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest and taxes. Of the 2,170 options outstanding at March 31, 2008, 510 options have both timing and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

Timing and Performance Based Share Options	Share Options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2007	510	2.03
Outstanding at March 31, 2008	510	2.03	8.6	—
Exercisable at March 31, 2008	255	2.03	8.6	—

Timing and Performance Based Share Options	Share Options	Grant-Date Fair Value ($)
Nonvested at October 1, 2007	510	1.16
Vested	(255)	1.07
Nonvested at March 31, 2008	255	1.24

The above outstanding stock options detail does not include the 200,000 stock options awarded to the Company’s Chief Executive Officer in February 2008, pursuant to his employment agreement, as the criteria under Financial Accounting Standards Board (the ‘‘FASB’’) FAS No. 123R, Share-Based Payment for grant date has not been established.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $499 and $512 at March 31, 2008 and September 30, 2007, respectively.

4.	Restricted Cash:

At March 31, 2008, restricted cash represented $150 of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. At September 30, 2007, restricted cash represented amounts relating to the $1,024 proceeds from the sale of the respiratory therapy segment that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met and for the payment under the irrevocable written notice given to the agent for the Company’s banks that it wished to prepay the amounts outstanding under the term loan A ($24,572) and the term loan B1 ($25,596) facilities from the proceeds of sale of its respiratory therapy segment. Also included in restricted cash, at September 30, 2007, is the amount of $4,627 which the Company segregated as unrestricted funds for the specific purpose of paying off the amount outstanding on its invoice discount facility. See Notes 8 and 9 for details of sale and bank debt.

5.	Property and Equipment:

Property and equipment is carried at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.

Major classes of property and equipment, net, consist of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Furniture, fixtures and equipment (including software)	$27,790	$27,656
Land, buildings and leasehold improvements	1,354	1,284
	29,144	28,940
Less, accumulated depreciation and amortization	20,308	19,173
	$8,836	$9,767

Depreciation and amortization of property and equipment for the three and six months ended March 31, 2008 were $815 and $1,665, respectively. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2007 were $877 and $1,721, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

6.	Goodwill and Other Intangible Assets:

The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2008:

Balance at October 1, 2007	$122,843
Foreign exchange effect	(3,096)
Balance at March 31, 2008	$119,747

Of the $119,747 goodwill amount, approximately $10,815 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		March 31, 2008
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,654	$6,177	$4,477
Trade names	3	205	205	—
Non-compete agreements	2 – 3	241	241	—
Favorable leasehold interests	2 – 5	9	9	—
Total		$11,109	$6,632	$4,477

		September 30, 2007
	Range Of Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 12	$10,935	$5,470	$5,465
Trade names	3	211	211	—
Non-compete agreements	2 – 3	247	247	—
Favorable leasehold interests	2 – 5	9	9	—
Total		$11,402	$5,937	$5,465

Amortization expense for other intangible assets subject to amortization was $412 and $855 for the three and six months ended March 31, 2008, respectively. Amortization expense for other intangible assets subject to amortization was $437 and $870 for the three and six months ended March 31, 2007, respectively. At March 31, 2008, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $805 for the six months ending September 30, 2008 and $1,610, $1,405, $467 and $79 for the fiscal years ending September 30, 2009, 2010, 2011 and 2012, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

7.	Accrued Expenses:

Accrued expenses consist of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Payroll and related expenses	$20,662	$20,153
Acquisitions payable (on earned contingent consideration)	1,868	1,917
Professional fees	1,712	2,655
Interest payable	—	1,102
Other	5,403	4,787
	$29,645	$30,614

8.    Business Dispositions:

In September 2007, the Company sold its respiratory therapy segment for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The Company received £425 ($868) of the escrowed amount in December 2007 and the remaining £75 ($150) may be released to it in fiscal 2008. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS No. 144’’), the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for prior periods are reported in discontinued operations on the statement of operations.

The following table presents the financial results of the discontinued operations for the three and six months ended March 31, 2007:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
Revenues:
Net respiratory, medical equipment and supplies	$6,173		$12,329
Cost of revenues:
Respiratory, medical equipment and supplies	2,955		6,752
Gross Profit	3,218		5,577
Selling, general and administrative expenses	1,466		2,692
Operating income from discontinued operations	1,752		2,885
Interest expense	(429	)(A)	(798	)(A)
Income from discontinued operations before income tax	1,323		2,087
Provision for income taxes	403		638
Income from discontinued operations	$920		$1,449

(A)	For the three and six months ended March 31, 2007, interest expense has been allocated to discontinued operations based on debt that the Company has specifically identified as being

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. The Company based its allocation on the amount of capital expenditures directly related to its discontinued operations and then considered cash borrowings necessary to maintain the operations of its then respiratory therapy segment.

At March 31, 2008 and September 30, 2007, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement.

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

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In the second quarter of fiscal 2008, the Company agreed with the banks to suspend the availability of its invoice discount facility and to have the right to reinstate availability upon six weeks notice.

As of March 31, 2008, the Company had no borrowings outstanding under the invoice discounting loan B2.

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

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations to condense the number of subsidiaries used to supply healthcare staff. As a result of this reorganization, and in accordance with FAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities,’’

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At March 31, 2008 and September 30, 2007, $94 and $175, respectively, to satisfy existing lease obligations on the closure of several of the Company’s U.K. offices have not been paid.

11.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which would have expired in July 2009, the objective of which was to protect the Company against the potential rising of interest rates on its floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (‘‘FAS No. 133’’), the Company calculated the fair value of the interest rate swap agreements to be an asset of $640 at September 30, 2007. In October 2007, the Company prepaid the amounts outstanding under its term loan A and term loan B1 and sold the related interest rate swaps for $640. At September 30, 2007, the cash flow hedges were deemed to be ineffective as the Company entered into an irrevocable agreement to prepay the amounts outstanding under its term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $531, net of $228 in income tax, in fiscal 2007. For the three and six months ended March 31, 2007, the Company recognized other expense of $29, net of $12 of income tax benefit, and other income of $16, net of $7 of income tax, respectively, related to the cash flow hedge ineffectiveness.

12.	Income Taxes:

In June 2006, the FASB issued Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.

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

The Company recorded a provision for income taxes amounting to $824 or 31.8% of income before income taxes and discontinued operations for the three months ended March 31, 2008, compared to a provision of $357 or 24.7% of income before income taxes and discontinued operations for the three months ended March 31, 2007. The Company recorded a provision for income taxes amounting to $1,416 or 29.1% of income before income taxes and discontinued operations for the six months ended March 31, 2008, compared to a provision of $900 or 26.7% of income before income taxes and discontinued operations for the six months ended March 31, 2007. The difference in the effective tax rate between the three and six months ended March 31, 2008 and the three and six months ended March 31, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

13.	Earnings Per Share:

Basic earnings per share (‘‘EPS’’) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2008 and 2007, the Company had outstanding stock options and warrants to purchase 2,215 and 2,440 shares, respectively, of common stock ranging in price from $1.92 to $6.20 per share that were not included in the computation of diluted EPS because the exercise price was higher than the average market price of the common shares or such effect would have been anti-dilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,957	44,986	44,957
Effect of dilutive securities – stock options and warrants treasury stock method	73	191	130	156
Shares used in computation of diluted EPS of common stock	45,059	45,148	45,116	45,113

14.	Comprehensive Income (Loss):

Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

cash flow hedging activities, which are the only items of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$1,764	$2,007	$3,442	$3,918
Change in cumulative translation adjustment	(140)	131	(3,570)	3,185
Unrealized gains from cash flow hedging activities, net of income tax	—	212	—	465
Comprehensive income (loss), net of income taxes	$1,624	$2,350	$(128)	$7,568

15.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At March 31, 2008 and September 30, 2007, the amounts guaranteed, which approximate the amounts outstanding, totalled $0 and $54,795, respectively. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Employment Agreements

The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $698 in fiscal 2008.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At March 31, 2008, the Company had $6,686 of lease obligations through 2014 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $940 and $971 for such costs at March 31, 2008 and September 30, 2007, respectively.

16.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. The Company expects to contribute $120 to such plans in fiscal 2008.

17.	Recent Accounting Standards:

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

In December 2007, the FASB issued FAS No. 141 (R) ’’Business Combinations’’ (‘‘FAS No. 141R’’). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the Securities and Exchange Commission (the ‘‘SEC’’) issued Staff Accounting Bulletin No. 110 (‘‘SAB No. 110’’). SAB No. 110 addresses the use of a ‘‘simplified’’ method in developing an estimate of expected term of ‘‘plain vanilla’’ share options in accordance FAS No. 123R, Share-Based Payment. SAB No. 110 allows the use of the ‘‘simplified’’ method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 was effective January 1, 2008 and the Company continued to use the simplified method for stock options granted in the quarter as it did not believe it had sufficient historical stock option exercise experience on which to base the expected term.

In March 2008, the FASB issued FAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133’’ (‘‘FAS No. 161’’). FAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for the Company in fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 161 on its consolidated financial position and results of operations.

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

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (‘‘U.K.’’) healthcare industry as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the home, nursing homes and hospitals. Essentially, all services provided by us are provided by our integrated network of approximately 100 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K), nurses and nurses aides. We maintain a listing of over 12,000 homecare aides, nurses and nurses aides. We generally place about 7,000 individuals each week with our customers. Our management evaluates operating results on a branch basis and most branches provide all the services. In accordance with FAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information,’’ for financial reporting purposes, all our branches are aggregated into one reportable segment.

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

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2008. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2007 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Revenue	Gross Profit	Gross Profit %	Revenue	Gross Profit	Gross Profit %
(Amounts in thousands)
Homecare	$53,847	$16,562	30.8%	$48,324	$15,231	31.5%
Nursing Homes	10,499	3,119	29.7%	9,367	2,741	29.3%
Hospital Staffing	8,510	1,970	23.1%	9,519	1,949	20.5%
	72,856	21,651	29.7%	67,210	19,921	29.6%
Effect of foreign exchange	959	280		—	—
Total	$73,815	$21,931		$67,210	$19,921

The above chart shows non-GAAP financial measures by excluding the impact of foreign exchange on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most comparable GAAP measures.

Revenues

For the three months ended March 31, 2008, before the favorable impact of exchange rates, revenue increased by $5.6 million, or 8.4%, to $72.9 million, compared with $67.2 million reported during the same period in 2007. Contributing to the increase in revenue was Homecare staffing, which grew by 11.4% to $53.8 million. Nursing Homes staffing achieved 12.1% growth in revenue totalling $10.5 million. As anticipated based on the NHS Framework Agreements, NHS Professionals and NHS overspending discussed above, Hospital Staffing revenues declined, resulting in a 10.6% decrease in revenue to $8.5 million. After the favorable impact of foreign exchange of almost $1.0 million, revenue increased to $73.8 million for the three months ended March 31, 2008 compared to $67.2 million for the three months ended March 31, 2007, an increase of $6.6 million or 9.8%. This was mainly due to the rise in hours worked as a result of our company’s recruitment and retention initiative aimed at building the number of hours worked by our staff.

Gross Profit

For the three months ended March 31, 2008, before the favorable impact of exchange rates, total gross profit for the quarter increased 8.7% to $21.6 million, compared with $20.0 million reported for the comparable quarter in 2007. Gross profit margins for the second quarter improved slightly, but were adversely impacted by the company’s requirement to comply with changes in employment legislation that provided care workers with an additional four days of holiday from October 1, 2007. The costs are expected to be at least partially passed on to our clients in our annual price adjustment review, which is expected to take place during our fiscal third quarter of 2008. Foreign exchange slightly impacted the quarter and increased gross profit by $0.3 million to $21.9 million from $19.9 million for the three months ended March 31, 2007, an increase of 10.1%. As a percentage of total revenue, gross profit for the three months ended March 31, 2008 was 29.7% a slight increase from 29.6% for the comparable prior period. We remain focused on supplying our healthcare staffing service to our higher-margin homecare customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1.9 million to $19.5 million for the three months ended March 31, 2008 from $17.6 million for the three months ended March 31, 2007, an increase of 10.6%. Changes in foreign exchange of $0.2 million had an unfavorable effect on

SG&A costs. The remaining increase in SG&A costs is mainly a result of our company’s recruitment and retention initiative campaign. Of the increase, $0.1 million was for advertising and $0.9 million was for additional headcount in training. Also, with the increase in activity and growth in the number of carers, we have opened four additional branches and increased branch staff, resulting in a further cost of $0.7 million for the quarter. We have begun to benefit from this investment as our number of paid workers has increased by approximately 270 people since the start of the fiscal year.

Interest Income

Total interest income for the three months ended March 31, 2008 was $0.2 million compared to $0.03 million for the three months ended March 31, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.

Interest Expense

Total interest expense for the three months ended March 31, 2008 was $0.05 million compared to $0.9 million for the three months ended March 31, 2007, which represents a decrease of $0.8 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.8 million or 31.8% of income before income taxes and discontinued operations for the three months ended March 31, 2008, compared to a provision of $0.4 million or 24.7% of income before income taxes and discontinued operations for the three months ended March 31, 2007. The difference in the effective tax rate between the three months ended March 31, 2008 and the three months ended March 31, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

Discontinued Operations

Discontinued operations resulted in income of $0.9 million for the three months ended March 31, 2007. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was being held back until certain conditions are met. Of the escrowed amount, (£0.4 million) ($0.9 million) was released to us in December 2007 and we expect that the remaining £0.1 million ($0.2 million) will be released to us in fiscal 2008. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England.

In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for prior periods are reported in discontinued operations on our statement of operations.

The following table presents the financial results for the discontinued operations for the three months ended March 31, 2007 (dollars in thousands).

Revenues:
Net respiratory, medical equipment and supplies	$6,173
Cost of revenues:
Respiratory, medical equipment and supplies	2,955
Gross Profit	3,218
Selling, general and administrative expenses	1,466
Operating income from discontinued operations	1,752
Interest expense	(429	)(a)
Income from discontinued operations before income tax	1,323
Provision for income taxes	403
Income from discontinued operations	$920

(a)	For the three months ended March 31, 2007, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

Net Income

As a result of the foregoing, we recorded net income of $1.8 million for the three months ended March 31, 2008 compared to net income of $2.0 million for the three months ended March 31, 2007.

Six Months Ended March 31, 2008 vs. Six Months Ended March 31, 2007

	Six Months Ended March 31, 2008			Six Months Ended March 31, 2007
	Revenue	Gross Profit	Gross Profit %	Revenue	Gross Profit	Gross Profit %
(Amounts in thousands)
Homecare	$106,265	$32,832	30.9%	$96,568	$30,512	31.6%
Nursing Homes	21,485	6,390	29.7%	18,840	5,629	29.9%
Hospital Staffing	15,148	3,434	22.7%	18,656	3,879	20.8%
	142,898	42,656	29.9%	134,064	40,020	29.9%
Effect of foreign exchange	5,687	1,698		—	—
Total	$148,585	$44,354		$134,064	$40,020

The above chart shows non-GAAP financial measures by excluding the impact of foreign exchange on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most comparable GAAP measures.

Revenues

For the six months ended March 31, 2008, before the favorable impact of foreign exchange rates, revenue increased $8.8 million, or 6.6%, to $142.9 million, compared with $134.1 million reported during the same period in fiscal 2007. Contributing to the increase in revenue was Homecare staffing, which grew by 10% to $106.3 million. Nursing Homes staffing achieved 14% growth in revenue totalling $21.5 million. As anticipated based on the NHS Framework Agreements, NHS Professionals and NHS overspending discussed above, Hospital Staffing revenues declined 18.8% to $15.1 million. Changes in foreign exchange increased the reported result by $5.7 million to $148.6 million compared to $134.1 million for the six months ended March 31, 2007, an increase of $14.5 million or 10.8%.

Gross Profit

For the six months ended March 31, 2008, before the favorable impact of exchange, gross profit increased 6.6% to $42.7 million, compared to $40.0 million reported for the comparable period in fiscal 2007. Gross profit margins for the six month ended March 31. 2008 improved slightly, but were adversely impacted by the company’s requirement to comply with changes in employment legislation that provided care workers with an additional four days of holiday from October 1, 2007. The costs are expected to be at least partially passed on to our clients in our annual price adjustment review, which is expected to take place during our fiscal third quarter of 2008. Changes in foreign exchange increased gross profit by $1.7 million to $44.4 million for the six months ended March 31, 2008 from $40.0 million for the six months ended March 31, 2007, an increase of 10.8%. As a percentage of total revenue, gross profit for the six months ended March 31, 2008 was 29.9%, the same as the comparable prior period. We remain focused on supplying healthcare staff to our higher-margin homecare customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $4.3 million to $39.6 million for the six months ended March 31, 2008 from $35.3 million for the six months ended March 31, 2007, an increase of 12.4%. Changes in foreign exchange of $1.4 million had an unfavorable effect on SG&A costs. The remaining increase in SG&A costs is mainly a result of bringing more care workers into the branch network, as well as opening four new branches. As a result, branch staff costs have increased by $1.3 million, recruitment and advertising cost an additional $0.3 million and training cost an additional $0.5 million.

Interest Income

Total interest income for the six months ended March 31, 2008 was $0.4 million compared to $0.1 million for the six months ended March 31, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.

Interest Expense

Total interest expense for the six months ended March 31, 2008 was $0.1 million compared to $1.6 million for the six months ended March 31, 2007, which represents a decrease of $1.5 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.4 million or 29.1% of income before income taxes and discontinued operations for the six months ended March 31, 2008, compared to a provision of $0.9 million or 26.7% of income before income taxes and discontinued operations for the six months ended March 31, 2007. The difference in the effective tax rate between the six months ended March 31, 2008 and the six months ended March 31, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

Discontinued Operations

Discontinued operations resulted in income of $1.4 million for the six months ended March 31, 2007.

The following table presents the financial results for the discontinued operations for the six months ended March 31, 2007 (dollars in thousands).

Revenues:
Net respiratory, medical equipment and supplies	$12,329
Cost of revenues:
Respiratory, medical equipment and supplies	6,752
Gross Profit	5,577
Selling, general and administrative expenses	2,692
Operating income from discontinued operations	2,885
Interest expense	(798	)(a)
Income from discontinued operations before income tax	2,087
Provision for income taxes	638
Income from discontinued operations	$1,449

(a)	For the six months ended March 31, 2007, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

Net Income

As a result of the foregoing, we recorded net income of $3.4 million for the six months ended March 31, 2008 compared to net income of $3.9 million for the six months ended March 31, 2007.

Liquidity and Capital Resources

General

For the six months ended March 31, 2008, we generated $0.3 million of cash from continuing operating activities. Cash requirements for the six months ended March 31, 2008 for the pay off and pay down of debt under our senior credit facility ($53.8 million) and capital expenditures ($1.0 million), were met through the proceeds received from the sale of our respiratory therapy division in fiscal 2007 ($54.7 million), sale of our interest rate swaps ($0.6 million) and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of March 31, 2008, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at March 31, 2008. In addition, as of March 31, 2008, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by them to us.

We believe the existing capital resources and those to be generated from operating activities and available under existing borrowing arrangements will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2008 and September 30, 2007, $18.3 million (9.5%) and $21.5 million (8.5%), respectively, of our total assets consisted of accounts receivable. The decrease in our accounts receivable from fiscal year end is mainly due to timing of invoicing clients who are on a four week billing cycle rather than a calendar month billing cycle.

Our goal is to maintain accounts receivable levels equal to or less than 35 days, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (‘‘DSOs’’) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At March 31, 2008 and September 30, 2007, our average DSOs were 22 and 26, respectively.

At March 31, 2008 gross receivables were $20.0 million, of which $13.1 million or 65.6% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the ‘‘SSD’’). At September 30, 2007 gross receivables were $23.6 million, of which $16.0 million or 67.6% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.

The following table summarizes our accounts receivable aging by payor mix at March 31, 2008 and September 30, 2007 (dollars in thousands):

At March 31, 2008	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 3/31/2008
NHS	$3,856	$790	$291	$122	$—	$5,059
SSD	6,445	941	411	253	6	8,056
Commercial Payors	3,497	848	193	122	2	4,662
Private Payors	1,736	249	127	85	16	2,213
Gross AR at 3/31/08	$15,534	$2,828	$1,022	$582	$24	$19,990
Less: Surcharges(A)						(627)
Less: Allowance For Doubtful Accounts						(1,019)
Accounts Receivable, net						$18,344

At September 30, 2007	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121 Days And Over	AR At 9/30/2007
NHS	$4,394	$1,210	$337	$151	$211	$6,303
SSD	7,907	1,125	370	246	21	9,669
Commercial Payors	3,326	1,028	116	25	73	4,568
Private Payors	1,734	472	140	88	638	3,072
Gross AR at 9/30/07	$17,361	$3,835	$963	$510	$943	$23,612
Less: Surcharges(A)						(552)
Less: Allowance For Doubtful Accounts						(1,570)
Accounts Receivable, net						$21,490

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour) agreed to in advance with our customers. Time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 25 to 27 days from submission of invoices.

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

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In the second quarter of fiscal 2008, we have agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon six weeks notice.

As of March 31, 2008, we had no borrowings outstanding under the invoice discounting loan B2.

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

Guarantees

The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At March 31, 2008 and September 30, 2007, the amounts guaranteed, which approximates the amounts outstanding, totaled $0.0 million and $54.8 million, respectively.

Financial Instruments

In February 2005, we entered into two interest rate swap agreements, which would have expired on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.6 million at September 30, 2007. In October 2007, we prepaid the amounts outstanding under our term loan A and term loan B1 and sold the related interest rate swaps for $0.6 million. At September 30, 2007, the cash flow hedges were deemed to be ineffective as we entered into an irrevocable agreement to prepay the amounts outstanding under our term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $0.5 million, net of $0.2 million in income tax, in fiscal 2007. For the three and six months ended March 31, 2007, we recognized other expense of $29 thousand, net of $12 thousand of income tax benefit, and other income of $16 thousand, net of $7 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness.

Commitments

Employment Agreements

We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.7 million in fiscal 2008.

In January 2008, we entered into an employment agreement with Alexander Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement:

•	we issued Mr. Young 200,000 stock options in February 2008;

•	we will grant Mr. Young an individual long term incentive award (the ‘‘LTI Award’’), the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $6.0 million) by January 14, 2012. The LTI Award may be settled in shares of our common stock or in cash, or a combination of the two, at the discretion of our Board of Directors;

•	we will provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

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

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames served as Executive Vice President of our company until April 16, 2008. In January 2008, we entered into a transitional service agreement (‘‘TSA’’) with Ms. Eames pursuant to which Ms. Eames agreed, for a period of one year beginning on April 17, 2008, to provide transition services to our chief executive officer and any other persons designated by our chief executive officer, not to exceed more than three days in any calendar month. The nature of the transition services to be provided by Ms. Eames will be determined by our chief executive officer or his designee. As compensation for providing such transition services, Ms. Eames will by paid $0.1 million by our company in accordance with the following schedule: $25 thousand will be paid on each of August 1, 2008, November 1, 2008, February 1, 2009 and May 1, 2009. In addition, pursuant to her TSA, we granted Ms. Eames 50,000 stock options in February 2008. Under her amended and restated employment agreement, Ms. Eames’ base salary was $0.3 million per annum. In addition she was entitled to receive $5 thousand for each trip of five business days or more that she made to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips was $50 thousand.

In a Deed of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries and except as permitted by the TSA, Ms. Eames agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of March 31, 2008 (dollars in thousands):

Fiscal	Total Lease Obligations
2008	$1,471
2009	1,987
2010	1,390
2011	855
2012	688
Thereafter	295
$6,686

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2008. Certain of these leases provide for renewal options.

In April 2008, we entered into a capital commitment for a new branch operating system. Upon acceptance by us of the phase one testing, initial cash obligation is estimated to be $1.6 million with $0.7 million due in fiscal 2008 and $0.9 million due in fiscal 2009. In addition to the $1.6 initial cash obligation, we anticipate incurring additional expenditures of $5.4 million, over the two year period, related to software, hardware and training costs.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.9 million and $1.0 million for such costs at March 31, 2008 and September 30, 2007, respectively.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2008 period as compared to the year to date fiscal 2007 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $5.7 million, increased operating income of $0.3 million and increased income from continuing operations of $0.1 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $14.9 million, $0.7 million and $0.3 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

At March 31, 2008, we had no debt outstanding. Historically, we have used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.    Exhibits

10.1	Executive Service Agreement, dated December 22, 2007, between Allied Healthcare International Inc. and Alexander Young, but executed by Allied Healthcare International Inc. on January 8, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008).
10.2	Transitional Services Agreement, dated January 14, 2008, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2008

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffatt
David Moffatt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)