Form 10-Q
period 2008-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2008-08-05
CIK 890634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008

Common Stock	44,986,229 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.

THIRD QUARTER REPORT ON FORM 10-Q

FORWARD-LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: Allied Healthcare International Inc.’s (the “Company”) ability to continue to recruit and retain qualified flexible healthcare staff; the Company’s ability to enter into contracts with local governmental social service departments, other healthcare facility clients and hospitals on terms attractive to the Company; the general level of patient occupancy at hospital and healthcare facilities of the Company’s customers; the Company’s dependence on the proper functioning of its information systems; the effect of existing or future government regulation of the healthcare industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Financial Statements (Unaudited).

The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,877	$20,241
Restricted cash	150	55,819
Accounts receivable, less allowance for doubtful accounts of $951 and $1,570, respectively	20,851	21,490
Unbilled accounts receivable	16,082	14,375
Deferred income taxes	416	182
Derivative asset	—	640
Prepaid expenses and other assets	1,557	1,448
Assets of discontinued operations	200	205

Total current assets	63,133	114,400
Property and equipment, net	9,168	9,767
Goodwill	119,765	122,843
Other intangible assets, net	4,075	5,465
Deferred income taxes	105	304

Total assets	$196,246	$252,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$54,795
Accounts payable	1,163	3,950
Accrued expenses, inclusive of payroll and related expenses	30,886	30,614
Taxes payable	1,207	3,375
Liabilities of discontinued operations	685	1,286

Total liabilities	33,941	94,020

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 shares	456	456
Additional paid-in capital	240,875	240,206
Accumulated other comprehensive income	14,488	18,018
Accumulated deficit	(91,220)	(97,627)

	164,599	161,053
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	162,305	158,759

Total liabilities and shareholders’ equity	$196,246	$252,779

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)

Revenues:
Net patient services	$75,024	$70,503	$223,609	$204,567

Cost of revenues:
Patient services	51,904	49,263	156,135	143,307

Gross profit	23,120	21,240	67,474	61,260
Selling, general and administrative expenses	19,437	20,317	59,085	55,577

Operating income	3,683	923	8,389	5,683
Interest income	216	20	620	91
Interest expense	(388)	(791)	(491)	(2,413)
Foreign exchange (loss) income	(2)	94	(151)	231
Other income	—	68	—	91

Income before income taxes and discontinued operations	3,509	314	8,367	3,683
Provision for income taxes	1,056	617	2,472	1,517

Income (loss) from continuing operations	2,453	(303)	5,895	2,166

Discontinued operations:
Income from discontinued operations, net of taxes	—	1,418	—	2,867

Net income	$2,453	$1,115	$5,895	$5,033

Basic and diluted net income (loss) per share of common stock
Income (loss) from continuing operations	$0.05	$(0.01)	$0.13	$0.05
Income from discontinued operations	—	0.03	—	0.06

Net income per share of common stock	$0.05	$0.02	$0.13	$0.11

Weighted average number of common shares outstanding:
Basic	44,986	44,957	44,986	44,957

Diluted	44,993	45,211	45,075	45,145

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$5,895	$5,033
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(2,867)
Depreciation and amortization	2,470	2,545
Amortization of intangible assets	1,252	1,302
Amortization of debt issuance costs	—	265
(Decrease) increase in provision for allowance for doubtful accounts	(580)	230
Gain on sale of fixed assets	(22)	—
Stock based compensation	669	522
Deferred income taxes	(42)	166
Warrant costs	—	435
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	670	6,303
Increase in prepaid expenses and other assets	(2,221)	(1,550)
(Decrease) increase in accounts payable and other liabilities	(3,264)	3,979

Net cash provided by continuing operations	4,827	16,363
Net cash (used in) provided by discontinued operations	(569)	7,377

Net cash provided by operating activities	4,258	23,740

Cash flows from investing activities:
Capital expenditures	(2,146)	(299)
Proceeds from sale of business	54,334	—
Proceeds from sale of property and equipment	48	—
Payments on acquisitions payable	—	(2,561)

Net cash provided by (used in) continuing operations investing activities	52,236	(2,860)
Net cash used in discontinued operations investing activities	—	(1,538)

Net cash provided by (used in) investing activities	52,236	(4,398)

Cash flows from financing activities:
Payments for financing fees	—	(528)
Payments on revolving loan	(24,984)	(14,638)
Borrowings under invoice discounting facility		615
Payments on invoice discounting facility	(4,516)
Payments on long-term debt	(23,984)	(5,855)
Proceeds from sale of interest rate swap agreements	625	—

Net cash used in financing activities	(52,859)	(20,406)

Effect of exchange rate on cash	1	(1,182)

Increase (decrease) in cash	3,636	(2,246)
Cash and cash equivalents, beginning of period	20,241	3,938

Cash and cash equivalents, end of period	$23,877	$1,692

Supplemental cash flow information:
Cash paid for interest	$1,149	$2,355

Cash paid for income taxes, net	$4,036	$1,532

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The Company is a provider of flexible, or temporary, healthcare staffing to the United Kingdom (“U.K.”) healthcare industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

Essentially, all services provided by the Company are provided by its integrated network of approximately 100 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis and most branches provide all the services. In accordance with FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been condensed or omitted. The balance sheet at September 30, 2007 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:

Stock Options

For the three and nine months ended June 30, 2008, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $290 and $669, respectively. For the three and nine months ended June 30, 2007, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $151 and $522, respectively. As of June 30, 2008, there was $1,074 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.5 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the Company’s 2002 Stock Option Plan were 1,550 shares at June 30, 2008.

Following is a summary of stock option activity during the three and nine months ended June 30, 2008:

	Share	Weighted-Average
Share Options	Options	Exercise Price ($)

Outstanding at April 1, 2008	2,170	3.07
Granted	1,180	2.01
Forfeited	(117)	2.36

Outstanding at June 30, 2008	3,233	2.71

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Share	Exercise	Contractual Life	Intrinsic
Share Options	Options	Price ($)	In Years	Value ($)

Outstanding at October 1, 2007	2,977	3.64
Granted	1,230	2.01
Forfeited	(974)	4.68

Outstanding at June 30, 2008	3,233	2.71	6.4	118

Exercisable at June 30, 2008	1,708	3.26	3.7	105

The weighted average grant-date fair value of stock options granted during the three and nine months ended June 30, 2008 was $1.00. The Company did not grant options in the three months ended June 30, 2007. The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2007 was $1.12. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months
Ended
June 30,
2008

Expected life (years)	6.0
Risk-free interest rate	3.2%
Volatility	49.1%
Expected dividend yield	0%

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Expected life (years)	5.8	5.6
Risk-free interest rate	3.1%	4.7%
Volatility	49.2%	54.5%
Expected dividend yield	0%	0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-end close stock price. The expected life was determined using the simplified method as the Company does not believe it has sufficient historical stock option exercise experience on which to base the expected term.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2008 and the activity for the three and nine months ended June 30, 2008:

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)

Nonvested at April 1, 2008	623	1.31
Granted	1,180	1.00
Vested	(200)	0.99
Forfeited	(78)	1.17

Nonvested at June 30, 2008	1,525	1.12

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)

Nonvested at October 1, 2007	877	1.34
Granted	1,230	1.00
Vested	(504)	1.20
Forfeited	(78)	1.17

Nonvested at June 30, 2008	1,525	1.12

The total grant date fair value of share options vested during the three and nine months ended June 30, 2008 was $197 and $606, respectively. The total grant date fair value of share options vested during the three and nine months ended June 30, 2007 was $37 and $260, respectively.

In fiscal 2007, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest and taxes. In the third quarter of fiscal 2008, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest, taxes, depreciation and amortization. Of the 3,233 options outstanding at June 30, 2008, 810 options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

			Weighted-Average
			Remaining	Aggregate
	Share	Weighted-Average	Contractual Life	Intrinsic
Time and Performance Based Share Options	Options	Exercise Price ($)	In Years	Value ($)

Outstanding at October 1, 2007	510	2.03
Granted	380	2.01
Forfeited	(80)	2.48

Outstanding at June 30, 2008	810	1.98	9.0	27

Exercisable at June 30, 2008	215	1.95	8.3	13

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

		Weighted-Average
	Share	Grant-Date
Time and Performance Based Share Options	Options	Fair Value ($)

Nonvested at April 1, 2008	255	1.24
Granted	380	1.03
Forfeited	(40)	1.35

Nonvested at June 30, 2008	595	1.10

		Weighted-Average
	Share	Grant-Date
Time and Performance Based Share Options	Options	Fair Value ($)

Nonvested at October 1, 2007	510	1.16
Granted	380	1.03
Vested	(255)	1.07
Forfeited	(40)	1.35

Nonvested at June 30, 2008	595	1.10

The above outstanding stock options detail does not include the 200 stock options awarded to the Company’s Chief Executive Officer in February 2008, pursuant to his employment agreement, as the criteria under Financial Accounting Standards Board (the “FASB”) FAS No. 123R, Share-Based Payment for grant date has not been established.

3.	Cash and Cash Equivalents:

Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $499 and $512 at June 30, 2008 and September 30, 2007, respectively.

4.	Restricted Cash:

At June 30, 2008, restricted cash represented $150 of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. At September 30, 2007, restricted cash represented amounts relating to the $1,024 proceeds from the sale of the respiratory therapy segment that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met and for the payment under the irrevocable written notice given to the agent for the Company’s banks that it wished to prepay the amounts outstanding under the term loan A ($24,572) and the term loan B1 ($25,596) facilities from the proceeds of sale of its respiratory therapy segment. Also included in restricted cash, at September 30, 2007, is the amount of $4,627 which the Company segregated as unrestricted funds for the specific purpose of paying off the amount outstanding on its invoice discount facility. See Notes 8 and 9 for details of sale and bank debt.

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

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

Major classes of property and equipment, net, consist of the following at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007

Furniture, fixtures and equipment (including software)	$28,838	$27,656
Land, buildings and leasehold improvements	1,456	1,284

	30,294	28,940
Less, accumulated depreciation and amortization	21,126	19,173

	$9,168	$9,767

Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2008 were $805 and $2,470, respectively. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2007 were $824 and $2,545, respectively.

6.	Goodwill and Other Intangible Assets:

The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2008:

Balance at October 1, 2007	$122,843
Foreign exchange effect	(3,078)

Balance at June 30, 2008	$119,765

Of the $119,765 goodwill amount, approximately $10,348 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2008
	Range	Gross		Net
	of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount

Customer relationships	5 — 12	$10,655	$6,580	$4,075
Trade names	3	206	206	—
Non-compete agreements	2 — 3	241	241	—
Favorable leasehold interests	2 — 5	9	9	—

Total		$11,111	$7,036	$4,075

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

		September 30, 2007
	Range	Gross		Net
	of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount

Customer relationships	5 — 12	$10,935	$5,470	$5,465
Trade names	3	211	211	—
Non-compete agreements	2 — 3	247	247	—
Favorable leasehold interests	2 — 5	9	9	—

Total		$11,402	$5,937	$5,465

Amortization expense for other intangible assets subject to amortization was $397 and $1,252 for the three and nine months ended June 30, 2008, respectively. Amortization expense for other intangible assets subject to amortization was $432 and $1,302 for the three and nine months ended June 30, 2007, respectively. At June 30, 2008, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $402 for the three months ending September 30, 2008 and $1,610, $1,406, $467 and $79 for the fiscal years ending September 30, 2009, 2010, 2011 and 2012, respectively.

7.	Accrued Expenses:

Accrued expenses consist of the following at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007

Payroll and related expenses	$21,093	$20,153
Acquisitions payable (on earned contingent consideration)	1,868	1,917
Professional fees	1,773	2,655
Interest payable and bank fees	379	1,102
Other	5,773	4,787

	$30,886	$30,614

8.	Business Dispositions:

In September 2007, the Company sold its respiratory therapy segment for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The Company received £425 ($868) of the escrowed amount in December 2007 and the remaining £75 ($150) may be released to it in fiscal 2009. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for prior periods are reported in discontinued operations on the statement of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents the financial results of the discontinued operations for the three and nine months ended June 30, 2007:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2007		2007

Revenues:
Net respiratory, medical equipment and supplies	$7,074		$19,403
Cost of revenues:
Respiratory, medical equipment and supplies	3,121		9,873

Gross Profit	3,953		9,530
Selling, general and administrative expenses	1,529		4,221

Operating income from discontinued operations	2,424		5,309
Interest expense	(390	)(A)	(1,188	)(A)

Income from discontinued operations before income tax	2,034		4,121
Provision for income taxes	616		1,254

Income from discontinued operations	$1,418		$2,867

(A)	For the three and nine months ended June 30, 2007, interest expense has been allocated to discontinued operations based on debt that the Company has specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. The Company based its allocation on the amount of capital expenditures directly related to its discontinued operations and then considered cash borrowings necessary to maintain the operations of its then respiratory therapy segment.

At June 30, 2008 and September 30, 2007, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement.

9.	Debt:

In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”) obtained a senior credit facility, which was amended and restated in the first quarter of fiscal 2007 to provide for additional facilities.

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

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In the second quarter of fiscal 2008, the Company agreed with the banks to suspend the availability of its invoice discount facility and to have the right to reinstate availability upon nine weeks notice. As of June 30, 2008, the Company had no borrowings outstanding under the invoice discounting loan B2 and currently does not anticipate reinstating the invoice discount facility. As such, the Company has recognized interest costs of $380 for bank fees to be incurred as a result of closure of the facility.

10.	Reorganization:

In the fourth quarter of fiscal 2005, in response to the changing structure of the method of supply to the National Health Services, the Company reorganized its U.K. operations to condense the number of subsidiaries used to supply healthcare staff. As a result of this reorganization, and in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized pre-tax charges of $631 to satisfy existing lease obligations on the closure of several of its U.K. offices and $442 for severance and employee related costs in its fourth quarter of fiscal 2005. At June 30, 2008 and September 30, 2007, $79 and $175, respectively, to satisfy existing lease obligations on the closure of several of the Company’s U.K. offices have not been paid.

11.	Financial Instruments:

In February 2005, the Company entered into two interest rate swap agreements, which would have expired in July 2009, the objective of which was to protect the Company against the potential rising of interest rates on its floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, the Company designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (“FAS No. 133”), the Company calculated the fair value of the interest rate swap agreements to be an asset of $640 at September 30, 2007. In October 2007, the Company prepaid the amounts outstanding under its term loan A and term loan B1 and sold the related interest rate swaps for $640. At September 30, 2007, the cash flow hedges were deemed to be ineffective as the Company entered into an irrevocable agreement to prepay the amounts outstanding under its term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $531, net of $228 in income tax, in fiscal 2007. For the three and nine months ended June 30, 2007, the Company recognized other income of $48, net of $20 of income tax benefit, and $64, net of $27 of income tax, respectively, related to the cash flow hedge ineffectiveness.

12.	Income Taxes:

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

settlement. As of June 30, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.

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

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions.

Years still open to examination by foreign tax authorities are 2005 onward. The Company is not currently under examination in any foreign jurisdictions.

The Company recorded a provision for income taxes amounting to $1,056 or 30.1% of income before income taxes and discontinued operations for the three months ended June 30, 2008, compared to a provision of $617 or 196.5% of income before income taxes and discontinued operations for the three months ended June 30, 2007. The Company recorded a provision for income taxes amounting to $2,472 or 29.5% of income before income taxes and discontinued operations for the nine months ended June 30, 2008, compared to a provision of $1,517 or 41.2% of income before income taxes and discontinued operations for the nine months ended June 30, 2007. The difference in the effective tax rate between the three and nine months ended June 30, 2008 and the three and nine months ended June 30, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

13.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2008 and 2007, the Company had outstanding stock options and warrants to purchase 3,618 and 2,515 shares, respectively, of common stock ranging in price from $1.92 to $6.20 per share that were not included in the computation of diluted EPS because the exercise price was higher than the average market price of the common shares or such effect would have been anti-dilutive.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2008 and 2007 are as follows:

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,957	44,986	44,957
Effect of dilutive securities — stock options and warrants treasury stock method	7	254	89	188

Shares used in computation of diluted EPS of common stock	44,993	45,211	45,075	45,145

14.	Comprehensive Income:

Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains from cash flow hedging activities, which are the only items of other comprehensive income impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income for the three and nine months ended June 30, 2008 and 2007:

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$2,453	$1,115	$5,895	$5,033
Change in cumulative translation adjustment	39	1,536	(3,530)	4,721
Unrealized (losses) gains from cash flow hedging activities, net of income tax	—	(134)	—	331

Comprehensive income, net of income taxes	$2,492	$2,517	$2,365	$10,085

15.	Commitments and Contingencies:

Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At June 30, 2008 and September 30, 2007, the amounts guaranteed, which approximate the amounts outstanding, totalled $0 and $54,795, respectively. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.

Employment Agreements

The Company has employment agreements with its three executive officers that provide for minimum aggregate annual compensation of approximately $822 in fiscal 2008.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At June 30, 2008, the Company had $6,876 of lease obligations through 2014 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $929 and $971 for such costs at June 30, 2008 and September 30, 2007, respectively.

16.	Profit Sharing Plan:

The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans. The Company expects to contribute $171 to such plans in fiscal 2008.

17.	Recent Accounting Standards:

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for the Company in its fiscal year beginning October 1, 2008 and interim periods within the fiscal year. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“FAS No. 159”). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective for the Company in its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
(Unaudited)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (R) “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in its fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance FAS No. 123R, Share-Based Payment. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 was effective January 1, 2008 and the Company continued to use the simplified method for stock options granted in the quarter as it did not believe it had sufficient historical stock option exercise experience on which to base the expected term.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 161 on its consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed on page 2 in this Quarterly Report on Form 10-Q under “Forward-Looking Statements.”

We are a leading provider of flexible, or temporary, healthcare staffing to the United Kingdom (“U.K.”) healthcare industry as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the home, nursing homes and hospitals. Essentially, all services provided by us are provided by our integrated network of approximately 100 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K), nurses and nurses aides. We maintain an active listing of over 10,000 homecare aides, nurses and nurses aides. We generally place about 7,100 individuals each week with our customers. Our management evaluates operating results on a branch basis and most branches provide all the services. In accordance with FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.

The National Health Services (the “NHS”) requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have continued to impact our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the NHS Framework Agreements, as well as from the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results.

The company is aware of recent proposed legislative changes, which are currently scheduled to go into effect in April 2009, to value added tax (the “VAT”) that will make some of our nursing homes revenues subject to VAT. Nursing homes in turn may not be able to pass along the VAT to certain of their customers thus increasing their costs by 17.5%. This could have the effect of reducing our revenues or, if we absorb this cost ourselves, it could reduce our profit margins. This legislation may however change prior to April 2009 as a result of political pressure by various lobbying groups. We are currently evaluating the likely impact of such change on our consolidated financial position and results of operations.

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

We also apply a policy of withdrawing supply from customers who are significantly overdue. Many private customers are contracted on a “direct debit” basis where we can collect payment direct from customers’ bank accounts.

We have devised a provisioning methodology based on the customer profile and historical credit risk across our U.K. business. Accounts receivable are written off when the credit control department determines the amount is no longer collectible. In addition, we do not have a threshold for account balance write-offs as our policy focuses on all balances, whatever the size.

Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2008. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2007 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is either recognized through electronic call monitoring or upon completion of timesheets that also require the signature of the recipient of services.

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

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
					Gross					Gross
			Gross		Margin			Gross		Margin
	Revenue	%	Margin	%	%	Revenue	%	Margin	%	%
	(Amounts in thousands)

Homecare	$57,803	76.6%	$18,435	79.3%	31.9%	$50,480	71.6%	$16,209	76.3%	32.1%
Nursing Homes	9,859	13.1%	3,036	13.1%	30.8%	10,078	14.3%	2,875	13.5%	28.5%
Hospital Staffing	7,790	10.3%	1,760	7.6%	22.6%	9,945	14.1%	2,156	10.2%	21.7%

	75,452		$23,231		30.8%	$70,503		$21,240		30.1%
Effect of foreign exchange	(428)		(111)			—		—

	$75,024		$23,120			$70,503		$21,240

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

Revenues

For the three months ended June 30, 2008, before the unfavorable impact of exchange rates, revenue increased by $4.9 million, or 7.0%, to $75.4 million, compared with $70.5 million reported during the same period in fiscal 2007. Contributing to the increase in revenue was Homecare staffing, which grew by 14.5% to $57.8 million. Nursing Homes staffing declined by 2.2% to $9.8 million. Based on the NHS Framework Agreements, NHS Professionals and NHS overspending discussed above, Hospital Staffing revenues declined by 21.7% to $7.8 million. After the unfavorable impact of foreign exchange of approximately $0.4 million, revenue increased to $75.0 million for the three months ended June 30, 2008 compared to $70.5 million for the three months ended June 30, 2007, an increase of $4.5 million or 6.4%. This was mainly due to the rise in hours worked as a result of our company’s recruitment and retention initiative.

Gross Profit

For the three months ended June 30, 2008, before the unfavorable impact of exchange rates, total gross profit for the quarter increased 9.4% to $23.2 million, compared with $21.2 million reported for the comparable quarter in 2007. Gross profit margins for the third quarter improved slightly due to the benefits received from annual price reviews which was partially adversely impacted by the costs of additional holiday entitlement for care workers. It should be noted that there is a lag before care workers pay is increased in subsequent quarters. Foreign exchange slightly impacted the quarter and decreased gross profit by $0.1 million to $23.1 million for the three months ended June 30, 2008 compared to $21.2 million for the three months ended June 30, 2007, an increase of 8.9%. As a percentage of total revenue, gross profit for the three months ended June 30, 2008 was 30.8% a slight increase from

30.1% for the comparable prior period. We remain focused on supplying our healthcare staffing service to our higher-margin homecare customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased by $0.9 million to $19.4 million for the three months ended June 30, 2008 from $20.3 million for the three months ended June 30, 2007, a decrease of 4.3%. Changes in foreign exchange of $0.1 million had a favorable effect on SG&A costs. The remaining decrease in SG&A costs is mainly a result of expenses incurred in the third quarter of fiscal 2007 related to severance costs and related professional fees of $1.2 million incurred upon the resignation of the chairman and chief executive officer and issuance of new warrants and modification to extend the expiration date on previous warrants issued of $0.4 million. This decrease was partially offset by expenses incurred in the third quarter of fiscal 2008 due to additional branch costs of $1.3 million associated with the growth of our company’s business; increased training costs of $0.3 million from the investment in recruitment and retention of our company’s care workers; and decreased IT costs of $0.6 million from infrastructure efficiencies.

Interest Income

Total interest income for the three months ended June 30, 2008 was $0.2 million compared to $0.02 million for the three months ended June 30, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.

Interest Expense

Total interest expense for the three months ended June 30, 2008 was $0.4 million compared to $0.8 million for the three months ended June 30, 2007, which represents a decrease of $0.4 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility and was partially offset by costs related to the suspension of the availability of the company’s invoice discount facility for which the company does not currently anticipate reinstating the facility. As such, we have recognized interest costs of $0.4 million for bank fees to be incurred as a result of closure of the facility.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.1 million or 30.1% of income before income taxes and discontinued operations for the three months ended June 30, 2008, compared to a provision of $0.6 million or 196.5% of income before income taxes and discontinued operations for the three months ended June 30, 2007. The difference in the effective tax rate between the three months ended June 30, 2008 and the three months ended June 30, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

Discontinued Operations

Discontinued operations resulted in income of $1.4 million for the three months ended June 30, 2007. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was being held back until certain conditions are met. Of the escrowed amount, (£0.4 million) ($0.9 million) was released to us in December 2007 and we expect that the remaining £0.1 million ($0.2 million) will be released to us in fiscal 2009. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England.

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

The following table presents the financial results for the discontinued operations for the three months ended June 30, 2007 (dollars in thousands).

Revenues:
Net respiratory, medical equipment and supplies	$7,074
Cost of revenues:
Respiratory, medical equipment and supplies	3,121

Gross Profit	3,953
Selling, general and administrative expenses	1,529

Operating income from discontinued operations	2,424
Interest expense	(390	)(a)

Income from discontinued operations before income tax	2,034
Provision for income taxes	616

Income from discontinued operations	$1,418

(a)	For the three months ended June 30, 2007, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

Net Income

As a result of the foregoing, we recorded net income of $2.5 million for the three months ended June 30, 2008 compared to net income of $1.1 million for the three months ended June 30, 2007.

Nine Months Ended June 30, 2008 vs. Nine Months Ended June 30, 2007

	Nine Months Ended June 30, 2008					Nine Months Ended June 30, 2007
					Gross					Gross
			Gross		Margin			Gross		Margin
	Revenue	%	Margin	%	%	Revenue	%	Margin	%	%
	(Amounts in thousands)

Homecare	$164,040	75.1%	$51,258	77.8%	31.2%	$147,052	71.9%	$46,720	76.3%	31.8%
Nursing Homes	31,369	14.4%	9,432	14.3%	30.1%	28,916	14.1%	8,506	13.9%	29.4%
Hospital Staffing	22,942	10.5%	5,197	7.9%	22.7%	28,599	14.0%	6,034	9.8%	21.1%

	$218,351		$65,887		30.2%	$204,567		$61,260		29.9%
Effect of foreign exchange	5,258		1,587			—		—

	$223,609		$67,474			$204,567		$61,260

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

Revenues

For the nine months ended June 30, 2008, before the favorable impact of foreign exchange rates, revenue increased $13.8 million, or 6.7%, to $218.3 million, compared with $204.6 million reported during the same period in fiscal 2007. Contributing to the increase in revenue was Homecare staffing, which grew by 11.6% to $164.0 million. Nursing Homes staffing achieved 8.5% growth in revenue totaling $31.4 million. Based on the NHS Framework Agreements, NHS Professionals and NHS overspending discussed above, Hospital Staffing revenues declined 19.8% to $22.9 million. Changes in foreign exchange increased the reported result by $5.3 million to $223.6 million compared to $204.6 million for the nine months ended June 30, 2007, an increase of $19.0 million or 9.3%.

Gross Profit

For the nine months ended June 30, 2008, before the favorable impact of exchange, gross profit increased 7.6% to $65.9 million, compared to $61.3 million reported for the comparable period in fiscal 2007. Changes in foreign exchange increased gross profit by $1.6 million to $67.5 million for the nine months ended June 30, 2008 compared to $61.3 million for the nine months ended June 30, 2007, an increase of 10.1%. As a percentage of total revenue, gross profit for the nine months ended June 30, 2008 was 30.2%, as compared to 29.9% for the comparable prior period. Gross profit margins for the nine month period ended June 30, 2008 improved slightly as a result of the benefits received from the annual price reviews which was partially adversely impacted by the costs of additional holiday entitlement for care workers. We remain focused on supplying healthcare staff to our higher-margin homecare customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $3.5 million to $59.1 million for the nine months ended June 30, 2008 from $55.6 million for the nine months ended June 30, 2007, an increase of 6.3%. Changes in foreign exchange of $1.3 million had an unfavorable effect on SG&A costs. The remaining increase in SG&A costs is mainly due to additional branch costs of $3.6 million associated with the growth of our company’s business, and increased training costs of $1.4 million from our investment in recruitment and retention of our care workers. These increased costs were partially offset by decreased IT costs of $1.1 million from infrastructure efficiencies in the nine months ended June 30, 2008 and expenses incurred in the nine months ended June 30, 2007 related to severance costs and related professional fees of $1.2 million incurred upon the resignation of the chairman and chief executive officer and issuance of new warrants and modification to extend the expiration date on previous warrants issued of $0.4 million.

Interest Income

Total interest income for the nine months ended June 30, 2008 was $0.6 million compared to $0.1 million for the nine months ended June 30, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.

Interest Expense

Total interest expense for the nine months ended June 30, 2008 was $0.5 million compared to $2.4 million for the nine months ended June 30, 2007, which represents a decrease of $1.9 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility and was partially offset by costs related to the suspension of the availability of the company’s invoice discount facility for which the company does not currently anticipate reinstating the facility. As such, we have recognized interest costs of $0.4 million for bank fees to be incurred as a result of closure of the facility.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.5 million or 29.5% of income before income taxes and discontinued operations for the nine months ended June 30, 2008, compared to a provision of $1.5 million or 41.2% of income before income taxes and discontinued operations for the nine months ended June 30, 2007. The difference in the effective tax rate between the nine months ended June 30, 2008 and the nine months ended June 30, 2007 is mainly due to the U.S. utilization of loss carry forwards and permanent differences.

Discontinued Operations

Discontinued operations resulted in income of $2.9 million for the nine months ended June 30, 2007.

The following table presents the financial results for the discontinued operations for the nine months ended June 30, 2007 (dollars in thousands).

Revenues:
Net respiratory, medical equipment and supplies	$19,403
Cost of revenues:
Respiratory, medical equipment and supplies	9,873

Gross Profit	9,530
Selling, general and administrative expenses	4,221

Operating income from discontinued operations	5,309
Interest expense	(1,188	)(a)

Income from discontinued operations before income tax	4,121
Provision for income taxes	1,254

Income from discontinued operations	$2,867

(a)	For the nine months ended June 30, 2007, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

Net Income

As a result of the foregoing, we recorded net income of $5.9 million for the nine months ended June 30, 2008 compared to net income of $5.0 million for the nine months ended June 30, 2007.

Liquidity and Capital Resources

General

For the nine months ended June 30, 2008, we generated $4.8 million of cash from continuing operating activities. Cash requirements for the nine months ended June 30, 2008 for the pay off and pay down of debt under our senior credit facility ($53.5 million) and capital expenditures ($2.1 million), were met through the proceeds received from the sale of our respiratory therapy division in fiscal 2007 ($54.3 million), sale of our interest rate swaps ($0.6 million) and cash on hand.

In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of June 30, 2008, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in the condensed consolidated balance sheet at June 30, 2008. In addition, as of June 30, 2008, we had acquired 177,055 shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by them to us.

We believe the existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.

Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2008 and September 30, 2007, $20.9 million (10.6%) and $21.5 million (8.5%), respectively, of our total assets consisted of accounts receivable. The decrease in our accounts receivable from fiscal year end is mainly due to strict targets being set and achieved by management on the recovery of overdue debts and timing of cash collections.

Our goal is to maintain accounts receivable levels equal to or less than 35 days, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are rendered. At June 30, 2008 and September 30, 2007, our average DSOs were 25 and 26, respectively.

At June 30, 2008 gross receivables were $23.6 million, of which $16.8 million or 71.3% were represented by amounts due from U.K. governmental bodies, either local governmental social service departments (the “SSD”) or the NHS. At September 30, 2007 gross receivables were $24.8 million, of which $16.7 million or 67.2% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and other healthcare facility clients) and private payors.

The following table summarizes our accounts receivable aging by payor mix at June 30, 2008 and September 30, 2007 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR at
At June 30, 2008	Days	Days	Days	Days	and Over	6/30/2008

NHS	$4,959	$1,048	$293	$86	$159	$6,545
SSD	8,263	1,140	585	96	217	10,301
Commercial Payors	2,927	606	224	40	65	3,862
Private Payors	1,805	295	162	114	544	2,920

Gross AR at 6/30/08	$17,954	$3,089	$1,264	$336	$985	$23,628

Less: Unapplied Cash						(1,228)
Less: Surcharges(A)						(598)
Less: Allowance For Doubtful Accounts						(951)

Accounts Receivable, net						$20,851

	0-30	31-60	61-90	91-120	121 Days	AR at
At September 30, 2007	Days	Days	Days	Days	and Over	9/30/2007

NHS	$4,453	$1,229	$337	$163	$660	$6,842
SSD	7,817	1,077	318	168	436	9,816
Commercial Payors	3,360	1,054	141	54	157	4,766
Private Payors	1,731	475	167	125	856	3,354

Gross AR at 9/30/07	$17,361	$3,835	$963	$510	$2,109	$24,778

Less: Unapplied Cash						(1,166)
Less: Surcharges(A)						(552)
Less: Allowance For Doubtful Accounts						(1,570)

Accounts Receivable, net						$21,490

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

Each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. See “Critical Accounting Policies — Accounts Receivable” for a description of our methodology procedure.

Given the high percentage of U.K. governmental debt, the large number of customer accounts with low-value debt within the remainder of the accounts receivable ledger and the methodology for making provisions for doubtful accounts, we believe our provisioning method is prudent and appropriate to our business.

We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour or fraction of an hour) agreed to in advance with our customers. The work is either logged by electronic call monitoring or time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 25 days from submission of invoices.

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

Borrowings

General

In the fourth quarter of fiscal 2004, our U.K. subsidiary obtained a senior credit facility, which was amended and restated in the first quarter of fiscal 2007 to provide for additional facilities.

The senior credit facility is collateralized by a first priority lien on the assets of our subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we have granted the senior lenders a security interest in substantially all of our assets to secure the payment of our guarantee.

The senior credit facility consisted of the following:

•	an £18 ($36.9) million term loan A that would have matured in July 2009;

•	a £12.5 ($25.6) million revolving loan B1 that would have matured in July 2009 and could have been drawn upon until June 2009;

•	a £7.5 ($15.3) million invoice discounting facility B2 that matures in July 2009 and can be drawn upon until June 2009, and

•	an £8.0 ($16.4) million revolving loan C that could have been drawn upon June 2009 and that would have matured in July 2009.

On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon nine weeks notice. As of June 30, 2008, we had no borrowings outstanding under the invoice discounting loan B2 and currently do not anticipate reinstating the invoice discount facility. As such, we have recognized interest costs of $0.4 million for bank fees to be incurred as a result of closure of the facility.

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

Guarantees

The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At June 30, 2008 and September 30, 2007, the amounts guaranteed, which approximates the amounts outstanding, totaled $0.0 million and $54.8 million, respectively.

Financial Instruments

In February 2005, we entered into two interest rate swap agreements, which would have expired on July 20, 2009, the objective of which is to protect us against the potential rising of interest rates on our floating rate debt. The interest rate under the swap agreements was fixed at 4.935% and was payable semi-annually. In the third quarter of fiscal 2005, we designated the two interest rate swap agreements as cash flow hedges. In accordance with FAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by FAS No. 138 and related implementation guidance (FAS No. 133), we calculated the fair value of the interest rate swap agreements to be an asset of $0.6 million at September 30, 2007. In October 2007, we prepaid the amounts outstanding under our term loan A and term loan B1 and sold the related interest rate swaps for $0.6 million. At September 30, 2007, the cash flow hedges were deemed to be ineffective as we entered into an irrevocable agreement to prepay the amounts outstanding under our term loan A and term loan B1. Thus, the cumulative amount in other comprehensive income and the change in value were recorded in other income and totaled $0.5 million, net of $0.2 million in income tax, in fiscal 2007. For the three and nine months ended June 30, 2007, we recognized other income of $48 thousand, net of $20 thousand of income tax benefit, and $64 thousand, net of $27 thousand of income tax, respectively, related to the cash flow hedge ineffectiveness.

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

•	we issued Mr. Young 200,000 stock options in February 2008;

•	we will grant Mr. Young an individual long term incentive award (the “LTI Award”), the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $6.0 million) by January 14, 2012. The LTI Award may be settled in shares of our common stock or in cash, or a combination of the two, at the discretion of our Board of Directors;

•	we will provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

In July 2006 we entered into an employment agreement with David Moffatt, our chief financial officer. Our employment agreement with Mr. Moffatt provides that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment with Mr. Moffatt further provides that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt currently receives a salary of £0.2 million (approximately $0.4 million). In addition, pursuant to his employment agreement with us, Mr. Moffatt receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In the third quarter of fiscal 2008, Mr. Moffat gave notice that he will resign from his position as chief financial officer on September 30, 2008.

In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer designate. Mr. Weston is expected to assume the office of chief financial officer of the Company on October 1, 2008. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £0.2 million (approximately $0.3 million). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

In September 2001, we entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames served as Executive Vice President of our company until April 16, 2008. Under her amended and restated employment agreement, Ms. Eames’ base salary was $0.3 million per annum. In addition she was entitled to receive $5 thousand for each trip of five business days or more that she made to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips was $50 thousand. In January 2008, we entered into a transitional service agreement (“TSA”) with Ms. Eames pursuant to which Ms. Eames agreed, for a period of one year beginning on April 17, 2008, to provide transition services to our chief executive officer and any other persons designated by our chief executive officer, not to exceed more than three days in any calendar month. The nature of the transition services to be provided by Ms. Eames will be determined by our chief executive officer or his designee. As compensation for providing such transition services, Ms. Eames will by paid $0.1 million by our company in accordance with the following schedule: $25 thousand will be paid on each of August 1, 2008, November 1, 2008, February 1, 2009 and May 1, 2009. In addition, pursuant to her TSA, we granted Ms. Eames 50,000 stock options in February 2008.

In a Deed of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries and except as permitted by the TSA, Ms. Eames agreed not to compete with us or our subsidiaries for twelve months following termination of employment without our prior written consent.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of June 30, 2008 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations

2008	$825	$599	$1,424
2009	2,307	1,169	3,476
2010	1,706	260	1,966
2011	1,022	260	1,282
2012	721	259	980
Thereafter	295	259	554

	$6,876	$2,806	$9,682

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of June 30, 2008. Certain of these leases provide for renewal options. Other obligations represent our capital commitment for a new branch operating system. We anticipate incurring total expenditures of approximately $7.0 million, over the two year period, related to software, hardware and training costs.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.9 million and $1.0 million for such costs at June 30, 2008 and September 30, 2007, respectively.

Impact of Recent Accounting Standards

See Note 17 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the financial statement of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2008 period as compared to the year to date fiscal 2007 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $5.3 million, increased operating income of $0.3 million and increased income from continuing operations of $0.1 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $22.4 million, $1.1 million and $0.6 million impact on reported revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

At June 30, 2008, we had no debt outstanding. Historically, we have used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.

Under the rules of the Securities and Exchange Commission, “disclosure controls and procedures” are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.  Under the rules of the Securities and Exchange Commission, “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 14, 2008. At the annual meeting, our holders of common stock voted upon the following matters:

(1) the election of seven directors; and

(2) the ratification of the appointment of Eisner LLP as our independent auditor for the fiscal year ended September 30, 2008.

At the annual meeting of shareholders, all seven directors named in our proxy statement were elected and the appointment of Eisner LLP as our independent auditor for the fiscal year ended September 30, 2008 was ratified.

The voting results with respect to each proposal are set forth below:

			Authority	Abstentions and
Proposal	For	Against	Withheld	Broker Non-Votes

No. 1 (election of directors)
Sofia Corona	33,389,659	—	880,488	—
G. Richard Green	33,393,544	—	876,603	—
Wayne Palladino	33,392,540	—	877,607	—
Jeffrey S. Peris	33,395,044	—	875,103	—
Ann Thornburg	33,389,663	—	880,484	—
Mark Tompkins	33,392,044	—	878,103	—
Alexander (Sandy) Young	33,395,163	—	874,984	—
No. 2. (ratification of Eisner LLP)	34,027,125	160,686	—	82,336

Item 6.	Exhibits

10.1	Employment Agreement, dated May 1, 2008, between Allied Healthcare Group Limited and Paul Weston.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.

By:	/s/ David Moffat
David Moffatt
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized to Sign on Behalf of Registrant)

Dated: August 5, 2008