Form 10-K
period 2008-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2008-11-25
CIK 890634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of Class)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐
No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2008, the last business day of its most-recently completed second fiscal quarter, was approximately $58,810,779 based on the closing sales price of $1.60 per share of common stock of the registrant on such date, as reported by The NASDAQ Stock Market LLC. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only (i) directors, (ii) executive officers and (iii) shareholders who have filed a Schedule 13D or 13G which reflects ownership of at least 10% of the outstanding common stock.
The number of shares of common stock of the registrant outstanding on November 21, 2008 was 44,986,229.
DOCUMENTS INCORPORATED BY REFERENCE:
None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2008

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements.
     Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “could,” “think,” “estimate” and “predict,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.
     We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:
•	general economic and market conditions;

•	our ability to continue to recruit and retain flexible healthcare staff;

•	our ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals and other healthcare facility clients on terms attractive to us;

•	the general level of patient occupancy at our clients’ hospitals and healthcare facilities;

•	our dependence on the proper functioning of our information systems;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

•	our ability to use our net operating loss carryforward to offset net income;

•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and

•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on
Form 10-K are more fully described elsewhere in this document, as well as changes in any of the following: the demand for our services, general economic conditions, governmental regulation, the level of competition we face, customer strategies and pricing and reimbursement policies.

Preliminary Notes
     As used in this Annual Report on Form 10-K, “our company,” “we,” “us” and similar terms mean Allied Healthcare International Inc. and its subsidiaries.
     Historical financial and other data originally denominated in pounds sterling have been converted to dollars at the then applicable exchange rate.
PART I
Item 1. Business
Our Company
     We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. We provide personal or basic care and nursing services in the home, in nursing and care homes and in hospitals. As of September 30, 2008 we operated an integrated network of approximately 100 branches throughout most of the United Kingdom. Our healthcare staff consists principally of homecare aides (known as carers in the United Kingdom), nurses and nurses aides. We maintain a listing of over 11,000 homecare aides, nurses and nurses aides. During fiscal 2008, we generally placed about 7,100 individuals each week with our customers.
     We were incorporated in New York in 1981. Our principal executive offices are located at 245 Park Avenue, New York, New York 10167, and our telephone number at that location is (212) 750-0064.
The U.K. Flexible Healthcare Staffing Industry
     The U.K. healthcare staffing market is highly fragmented, with no one company possessing a dominant market share.
     The major purchasers of flexible healthcare staff in the United Kingdom are:
•	Local governmental social service departments.

•	The government-funded National Health Service (the “NHS”). Through its Primary Care Trusts, the NHS oversees healthcare in the local community. The NHS operates its hospitals mainly through NHS Hospital and Foundation Trusts (“NHS Trusts”).

•	Private individuals.

•	Independent hospitals and nursing and care homes in the United Kingdom.
Our Business Strategy
     We are a leading provider of flexible, or temporary, staffing to the U.K. healthcare industry. We provide flexible staffing, principally homecare aides, nurses and nurses aides, to customers throughout most of the United Kingdom. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland.
     We provide healthcare staffing for customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and NHS Primary Care Trusts. We also supply nursing staff to NHS hospitals, although this represents 8.0% of the hours we provided in fiscal 2008 and less than 8.1% of our gross margin during that period.
     We provide a diverse range of flexible staff, principally consisting of homecare aides, nurses and nurses aides, to our customers. Homecare aides provide personal or basic care in the home (known as social care in the United Kingdom). Nurses aides perform many of the functions of homecare aides, mainly in the hospital setting. As of September 30, 2008, our mix of flexible staff was approximately 74% homecare aides, 18% nurses aides and 8% nurses.
     We seek to become the provider of choice to purchasers of healthcare staffing services and the employer of choice to flexible healthcare workers. In addition, we seek to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:
•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-branch revenue growth by leveraging our nationally recognized brand name, competitive benefits package and leadership in providing temporary healthcare staffing.

•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the severe shortages of homecare aides, nurses and nurses aides in the United Kingdom, which we expect to continue in the foreseeable future. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers’ needs, maintaining regular contact and promoting opportunities for training and development.

•	Expand our homecare service line. We intend to focus our marketing efforts on securing new contracts with local governmental social service departments to provide homecare services to the elderly, individuals with learning disabilities and individuals requiring continuing care, as well as securing additional new business with the NHS Primary Care Trusts and private payors.
     We have a strong and comprehensive regional branch structure covering approximately 90% of the U.K. population. We intend to grow our branch network through a mixture of organic growth and acquisitions.

Our Operations
Flexible Staffing
     Our integrated branch network is spread throughout most of the United Kingdom. A typical branch is overseen by a branch manager, who is responsible for all the activities in the branch, including the achievement of its financial targets, developing local customer relations, recruiting staff and ensuring compliance with regulatory standards. The branches are organized into geographical regions that are overseen by our operations managers, who report to our operations directors. Our branches serve as our direct contact with our customers and our healthcare staff. Additionally, we employ regional commissioning managers who focus on developing and acquiring new business opportunities by securing sales contracts with the local governmental social service departments.
     We hold regular management meetings that are attended by our operations managers, operations directors, related corporate office departments and representatives of senior management where the financial performance of the branches is assessed and actions for improvement are agreed upon.
     We generally maintain centralized management control in the areas of payroll, accounts receivable, contracts, pricing, regulatory matters, quality control, training and information technology.
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
     Our branch managers are primarily responsible for recruiting staff. Branch managers recruit on a local basis, with referrals from existing staff providing an important source of new staff. From time to time, we may run internal financial promotions to encourage referrals from our staff. We also formally recruit through local and national print advertising and organize recruitment events, including national recruitment days, at the branch level. Our website also advertises local branch vacancies.
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

Training and Retention of Flexible Staff
     Our retention philosophy is based upon each branch maintaining personal contact with the flexible staff on its register, including a structured campaign whereby current and former staff are contacted periodically by each branch to assess their needs and to attempt to meet their individual working preferences. We also conduct a formal annual review of all charge and pay rates within the business and compare them to prevailing market rates to ensure that our pay rates are competitive.
Quality Assurance
     We invest heavily in quality assurance systems to ensure that our flexible healthcare staff meet our internal quality assurance standards, as well as those mandated under the Care Standards Act 2000. It is the branch manager’s responsibility to ensure that all flexible workers are compliant with our internal quality assurance standards when they are booked on shifts.
     We have a quality assurance audit team whose primary job responsibility is to visit each of our branches on a periodic basis to assure that the branches adhere to our company’s policies and procedures. The quality assurance audit team is independent of our operations management. A member of our quality assurance audit team visits each branch at least twice per year. During its visits to our branches, the quality assurance audit team reviews employee files to confirm that staff have proper levels of training for the jobs in which they are being placed by the branch and that the documents required by our standardized recruitment process are in order. The quality assurance audit team also confirms that nurses have been licensed with the appropriate U.K. body. In addition, to minimize injury to our staff, the quality assurance audit team checks customer files to confirm that all risk assessments, including health and safety checks for customers’ facilities, have been made. Reviews of staff and customer files are done on a random sample basis.
Customers
     We provide healthcare staff to four types of customers:
•	Local governmental social service departments. Local governmental social service departments retain us to provide healthcare staff, generally homecare aides, to individuals in their homes.

•	Nursing homes, care homes and independent hospitals. We provide nurses and homecare aides to nursing homes and homecare aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.

•	The NHS. We provide nurses, nurses aides and homecare aides to the NHS. We provide staff mainly to NHS hospitals and NHS Primary Care Trusts.

•	Private patients. We provide both nurses and homecare aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.
Types of Customer Contracts
     We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:
•	Spot contacts. These contracts are price-per-contract arrangements for the provision of flexible staff, usually with local governmental social services departments, NHS Primary Care Trusts and nursing and care homes. Spot contracts have the price and other terms agreed on a contract-by-contract basis.

•	Block contracts. These contracts are usually with local governmental social services departments and involve the purchase of a quantity (or “block”) of flexible staffing care services over a period of time. A block contract usually commits the customer to purchase an agreed-upon volume of staffing services over a specified period. These contracts may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business.

•	NHS Framework Agreement and Service Level Agreements. The NHS requires any healthcare staffing company that provides temporary staff to certain NHS bodies to enter into their Framework Agreement. The Framework Agreement sets out one national pay structure for the supply of nurses of all specifications. Only those staffing companies that successfully tendered for inclusion on the Framework Agreement (including meeting all of the specified quality standards) are eligible to provide temporary staff to NHS bodies in the region covered by the Framework Agreement. Pursuant to the Framework Agreement, we can supply all types of staff throughout the United Kingdom, except in London, where the Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives.

Individual NHS hospitals in England may select from the list of approved staffing companies qualified under the Framework Agreement and enter into Service Level Agreements.

In some instances, a number of NHS hospitals and NHS Trusts have elected to “opt out” of the Framework Agreement and seek suppliers “off framework” for their temporary staffing needs. In these instances, we have the opportunity to contract directly with the purchaser, without the constraints of the pricing structure of the Framework Agreement.
     We typically provide in our written contracts that we will indemnify our customers against liability that they may incur in the event that the members of our staff cause death, personal injury or property damage in the performance of their services. We maintain liability insurance designed to reimburse us in the event that claims of this type are made. See

“Insurance” below. In addition, in some of our written contracts, we agree to indemnify our customers for the costs they incur if we are not able to provide them with the number of staff or man-hours required during the term of the contract and the customer has to outsource its staffing requirements to another entity.
Marketing Activities
     We market our flexible healthcare staffing business to key decision makers in local governmental social service departments, the NHS, nursing and care homes and independent hospitals. These decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain staffing assignments is establishing and maintaining a reputation for quality service and responsiveness to the needs of our customers and their patients.
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
     The privately-owned competitors of our flexible staffing business are mainly small, locally-based agencies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies compete with us. Such companies include Nestor Healthcare Group plc, Care UK, Claimar Care Group plc and Mears Group plc.
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
     For the year ended September 30, 2008, our operations received approximately 69.0% of revenues from customers that were U.K. governmental entities (primarily local governmental social service departments and the NHS), compared to approximately 63.5% for the year ended

September 30, 2007. The remaining 31.0% and 36.5% of revenues received for fiscal 2008 and 2007, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, independent hospitals and private patients.
Trade Names
     We operate our healthcare staffing business in the United Kingdom principally under the Allied Healthcare Group trade name.
Employees
     As of October 2008, we employed approximately 900 individuals in our branch network, our U.K. head office and our other offices. None of our employees are represented by a labor union.
     In addition, we maintain a listing of over 11,000 homecare aides, nurses and nurses aides who are available to staff our customer base on a temporary basis. During fiscal 2008, we generally placed about 7,100 individuals each week with our customers. We consider our relationship with our employees and staff to be good.
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
     We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 in relation to England and the Nurses Agencies (Wales) Regulations 2003 in relation to Wales to carry on a business for the supply of nurses. These pieces of legislation require that a person who carries on a business for the supply of nurses at any location within the jurisdiction of the registration authority must be the holder of a certificate from that authority certifying that the business is registered to supply to that location. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply homecare aides working in individuals’ homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 or the Regulation of Care (Scotland) Act 2001.
     The Care Standards Act 2000 introduced, among other things, a new registration and regulatory structure for all non-NHS healthcare services in England and Wales. The Health and

Social Care (Community Health and Standards) Act 2003 established two new independent registration and regulatory bodies for independent healthcare services and social care in England, including suppliers of nurses, called the Commission for Social Care Inspection and the Commission for Healthcare Audit and Inspection; the former enforces registration of adult care agencies and establishments and the latter (typically referred to as the Healthcare Commission) exists to promote improvements in the quality of healthcare and public health. The Healthcare Commission’s ambit includes responsibility for assessing and reporting on the performance of both NHS and independent healthcare organizations. This registration and regulatory structure is currently being reformed pursuant to the Health and Social Care Act 2008. See “Healthcare Reform” below.
     The Care Standards Act 2000 provides for an arm of the National Assembly for Wales to be the regulatory body for healthcare services in Wales (although this power is now exercised by the Welsh Ministers). The Care Standards Act 2000 also made provision for a General Social Care Council in England and a Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly of Wales, respectively, with the aim of increasing the protection of service users, their homecare aides and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland and appointed the registration authority for Scotland, the Scottish Commission for the Regulation of Care.
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
Healthcare Reform
     Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations related to licensing, conduct of operations, payment for services and referrals, benefits payable to temporary staffers and taxation. Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. A summary of the material existing and proposed healthcare reforms that affect our business follows.
     U.K. rules affecting temporary workers. Temporary workers in the United Kingdom are entitled to numerous statutory protections and benefits. In particular, they are entitled to receive the national minimum wage, and are subject to the provisions of the Working Time Regulations 1998 (as amended), which governs hours of work, night work, breaks and holidays. There is uncertainty in the case law about the circumstances in which agency workers may acquire full employment rights. Accordingly, a worker who accrues sufficient qualifying employment could have unfair dismissal rights. Temporary workers are also protected from various forms of discrimination in the work place.
     The Employment Agencies Act 1973 and Conduct of Employment Agencies and Employment Business Regulations 2003 (the “2003 Regulations”) and case law impact us. The 2003 Regulations contain detailed provisions in relation to the charging for our services to a work-seeker and also impose minimum obligations to ensure that the work-seeker and the hirer are suitable. A breach of the 2003 Regulations (or the Employment Agencies Act 1973) resulting in damage is actionable in the civil courts as well as giving potential liability to prosecution and a fine.
     The European Union Parliament is currently considering the implementation of the proposed European Directive on working conditions for temporary workers which will introduce additional protection for agency workers. Pursuant to this legislation, once agency workers have been engaged on a job for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client. It is anticipated that this legislation will be introduced by November 2009 and followed by an implementation period for each member state to pass local legislation.
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
     The Health and Social Care (Community Health and Standards) Act 2003 has been partially repealed by the Health and Social Care Act 2008, which is described below. While the provisions which established the Commission for Social Care Inspection and the Healthcare Commission remain in effect at this time, they are due to be repealed following the commencement of certain sections of the Health and Social Care Act 2008, which is scheduled to take place in April 2009.
     Health and Social Care Act 2008. The Health and Social Care Act 2008 was enacted in July 2008, but is still largely not in force. The Act regulates healthcare and adult social care and provides for the creation of a new registration and regulatory structure. The Act also authorizes the modification of the regulation of social care workers. Pursuant to the Health and Social Care Act 2008, the Commission for Social Care Inspection and the Healthcare Commission (as well as the Mental Health Act Commission) will be dissolved, with their roles to be taken over by a single regulator, known as the Care Quality Commission. The Care Quality Commission was established on October 1, 2008. Health and social care providers, including NHS providers, will be required to register with the new regulator in order to provide services.
     It is anticipated that the Care Quality Commission will become operational in April 2009, although the new registration system will not be implemented in full until April 2010.
     Changes in U.K. value-added tax (“VAT”) rules. We currently act as an agent for VAT purposes in supplying healthcare staff, which, under a concession to existing U.K. law (the “Concession”), requires us to charge VAT only on the amount of commission charged to the purchaser of flexible staff.
     The 2003 Regulations came into effect in the United Kingdom in July 2004, and it was recognized at that time that the 2003 Regulations could affect the VAT treatment of the supply of flexible staff. The impact on VAT was, however, suspended until such time as a review on this matter had been concluded by Her Majesty’s Revenue and Customs (“HMRC”). This review commenced in June 2006. In 2008 it was announced that the Concession would be withdrawn, effective April 1, 2009. If the Concession is withdrawn as scheduled, it could place an increased tax burden on our company.
     The 2003 Regulations require employment agencies, including those supplying flexible healthcare staff, to enter into contractual relationships with the workers that they supply. Consequently, for VAT purposes, HMRC’s interpretation is that the flexible staff provider acts as principal, rather than agent. The continued application of the Concession postponed the effects of the 2003 Regulations for flexible staff providers. Following the scheduled termination of the Concession in April 2009, the consequences will be as follows.
     The supply of qualified medical staff and, where their services are provided in hospitals and approved institutions, other medical staff should generally become exempt from VAT where the arrangements between the provider and the staff are governed by the 2003 Regulations.
     The supply of other staff should generally become standard-rated and subject to VAT on the total amount of the charges made by the flexible staff provider, including salary costs, any margin and the employer’s National Insurance Contributions, rather than merely on the commission.
     As a result of the withdrawal of the Concession, some of our staffing services will become exempt and some will become standard-rated and subject to VAT as set out above.
     Where our staffing services become exempt, we will cease to be able to recover any VAT we incur in providing those services and our overall VAT recovery rate may be reduced. This may increase our overall costs.
     Where our staffing services become standard-rated and subject to VAT, the addition of VAT to our current charges may, where they cannot recover the VAT or pass it on to their customers, increase our customers’ costs, thereby potentially reducing our competitiveness and revenues. If we absorb the costs ourselves, there could be a corresponding reduction in our profit margins.

     The majority of our business should not be affected by the withdrawal of the Concession and should remain exempt from VAT under UK law as the provision of welfare services.
NHS Initiatives
     Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.
     The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals to enter into a Framework Agreement setting forth, among other things, types of staff to be supplied, quality standards and maximum payment rates. Only those staffing companies that successfully tendered for inclusion on the Framework Agreement (including meeting all of the specified quality standards) are eligible to provide temporary staff to NHS bodies in the region covered by the Framework Agreement (unless a local NHS Trust has elected to “opt out” of the Framework Agreement and is operating “off framework”). Pursuant to the Framework Agreement, we can supply all types of staff throughout the United Kingdom, except in London, where the Framework Agreement authorizes us to supply all categories of staff other than mental health staff and midwives. The Framework Agreements have reduced the cost of commissions paid to healthcare staffing companies and the number of healthcare staffing companies supplying staff to the NHS hospitals. When the current Framework Agreement enters the formal re-tender stage in 2009, it may result in higher or lower prices and it may also allow local governmental social service departments, if they choose, to opt into the Framework Agreement and benefit from Framework Agreement prices.
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
     The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the efforts of the NHS to source more of its work by using NHS Professionals.
     The provision of homecare services to NHS Primary Care Trusts are normally subject to individually-negotiated rates.
Insurance
     We maintain general liability insurance, professional liability insurance and excess liability coverage that provide coverage in the event that a claim is brought against us alleging negligence, product liability or similar legal theories. Each of these policies provides coverage on an “occurrence” basis and has certain exclusions from coverage. Our insurance policies must be renewed annually.

Available Information
     We maintain a website at www.alliedhealthcare.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.
     We make available free of charge through our website our last five annual reports on Form 10-K, our last three quarterly reports on Form 10-Q and the current reports on Form 8-K that we have filed since the beginning of fiscal 2008, as well as amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We will provide paper copies of our 10-Ks, 10-Qs and 8-Ks to any shareholder free of charge upon request. Requests should be sent to the Company at 245 Park Avenue, New York, New York 10167, Attn.: Secretary.
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
     The flexible healthcare staffing business is highly competitive. We compete in national, regional and local markets in the United Kingdom with full-service staffing companies, specialized flexible staffing agencies, NHS Professionals, hospitals, nursing homes and other home healthcare businesses. There are relatively few barriers to entry in the markets we serve and, historically, our industry has been highly fragmented. While we expect to continue to face competition from a broad range of companies, the recent consolidation trend in our industry is likely to result in an increase in the number of larger companies that are able to service regional or national markets. Some of our competitors have greater name recognition, access to capital and marketing, and financial and other resources than we do. We believe that the primary competitive factors in obtaining and retaining customers are identifying qualified healthcare staff for specific job requirements, providing qualified staff in a timely manner, pricing services competitively and effectively monitoring job performance. With the government introduction of individualized budgets and direct payments where service users become the commissioners of their own individual service requirements, another competitive factor is the ability to transition from the business to business sales model (whereby currently the local governmental social service department chooses the level and type of care and support services the service user requires) to a business to consumer model (whereby the service user chooses the level and type of care and support services they require).
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
     Like all employment businesses, we are exposed to potential employment related claims from independent contractors who assert that they are employees. We currently treat our nurses and nurses aides as independent contractors, but this position could change if challenged in an employment tribunal or court. Recent case law relating to agency workers has indicated that agency workers could be deemed to be the employee of either the agency that places them or the customer at which they are placed, depending on the circumstances (although Court of Appeal case law from the United Kingdom indicates that agency workers will be deemed employees of the agency or the customer only in cases where the agency relationship is a sham). If our nurses and nurses aides are deemed to be employees rather than independent contractors, they could become entitled to additional statutory rights (such as the right to a redundancy payment and the right not to be unfairly dismissed), which could result in an increase in litigation and/or severance payments. As a consequence, our business and financial condition could be adversely affected.

     The European Union Parliament is currently considering the implementation of the proposed European Directive on working conditions for temporary workers, which will introduce additional protection for agency workers. Pursuant to this legislation, once agency workers have been engaged on a job for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client. It is anticipated that this legislation will be introduced by November 2009 and followed by an implementation period for each member state to pass local legislation.
     The provisions of the UK legislation to implement the proposed European Directive on working conditions for temporary workers have not been enacted and the timetable for implementation are not yet known. However, given that, under the proposed European Directive, agency workers engaged in a business for a period of more than 12 weeks would be entitled to at least the basic working and employment conditions of other employees of the client, this could make the use of agency workers less attractive to our customers, thereby adversely affecting our business.
Our branch structure could result in unforeseen costs and could adversely impact our business.
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
     We rely heavily on our senior management team, led by Alexander (Sandy) Young, our chief executive officer, and Paul Weston, our chief financial officer. We have entered into an employment agreement with Mr. Young. Mr. Young’s employment agreement provides that it shall continue until terminated by either party giving the other party no less than 12 month’s prior written notice. In addition, the employment agreement automatically terminates on Mr. Young’s 65th birthday. We have also entered into an employment agreement with Mr. Weston. Mr. Weston’s employment does not have a fixed term, but provides that either party may terminate the agreement upon six months’ written notice. The loss or unavailability for an extended period of time of either Mr. Young or Mr. Weston could have a material adverse effect on our operations and prospects.
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
     In fiscal 2005 we implemented a computerized accounting and payroll system and in fiscal 2006 we implemented further changes to the system with the goal of improving the operating performance of our branches. However, we discovered that the system was too slow for the nature of our business and therefore was not achieving full functionality. We decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion as we believed the cost to have a workable model would exceed alternative solutions. During fiscal 2006, we recognized a pre-tax charge of $9.0 million on the write-off of our investment in the Oracle platform. In fiscal 2008, we approved the purchase of a new branch operating system supplied by Coldharbour, a privately-owned U.K. company that supplies many of our competitors and that is also forging relationships with many local governmental social service departments that are our clients.
Our business is subject to certain risks inherent to international operations.
     We operate in the United Kingdom. As a result, we are subject to a variety of risks, including:
•	fluctuations in currency exchange rates;

•	varying laws relating to, among other things, employment and employment termination;

•	the impact of a recession in the United Kingdom, the risk of which has increased markedly over the past few months;

•	changes in regulatory requirements; and

•	potentially adverse tax consequences.
     These risks may materially and adversely affect our business results of operations or financial condition.
Our business may be affected by recent economic developments in the United Kingdom.
     The recent turmoil in world real estate and credit markets has had a negative impact on the general business environment in the United Kingdom. Such macroeconomic stresses could not only adversely impact our revenue in fiscal 2009, as our customers have less money available to spend and cut back on their demand for our services, but could disproportionately impact our stock price as investors seek a “flight to safety” during these turbulent periods.

Risks Relating To The Flexible Healthcare Staffing Market
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
Local governmental social service departments continue to outsource the majority of their homecare service requirements.
     Currently local authorities outsource the majority of the homecare service requirements under a block or spot contract with private providers. New initiatives include local governmental social service departments working to deliver on the government’s concord on individual “choice and control”, as a result of which the United Kingdom is seeing the introduction of individualized budgets and direct payments for service users. Direct payments may allow some service users to choose the level and type of care and support services they require and effectively moves the power of the purchasing decision from the local governmental social service department to the individual. Our ability to sell effectively to this new group of purchasers is affected by our ability to access the contact details of all service users receiving direct funding from the local governmental social service department. This information is secured under the data protection act and is often inaccessible.
Demand for flexible staffing may fail to rise, remain at current levels or may decline for a variety of reasons, including general economic conditions.
     Although we anticipate that the market for flexible staffing in the healthcare sector will continue to expand, there can be no assurance that growth will occur at all or continue at historic rates or at the rate currently expected. Our growth could be adversely affected by changes in legislation and the procurement method for homecare services that allows service users (the individual receiving healthcare services) to choose his or her level and type of care.
     In the last few years, U.K. case law on agency workers has indicated that agency workers could be deemed to be employees of either the agency that places them or the customer end-user in certain circumstances (although the recent trend of Employment Appeal Tribunal decisions and Court of Appeal decisions in the United Kingdom has held this to be unlikely where the agency relationship is not a sham). Consequently, some of the advantages to hospitals and other purchasers to using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.
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
     Demand for our flexible healthcare staff is affected by the general level of patient occupancy at the hospitals and nursing and care homes of our customers. When occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, healthcare facility customers typically will reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our healthcare customers’ facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.
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
     Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. The recent introduction of new regulatory provisions in the United Kingdom affecting flexible staffing companies could substantially raise the costs associated with operating our business. Some proposed changes in these regulations could have a similar effect. Recent changes to the holiday pay entitlement, which affects our flexible healthcare staff, increased the holiday pay from 20 to 24 days per annum in 2007 and will increase the holiday pay to 28 days per annum in 2009. We may not be able to pass along to our customers the costs of implementing any changes that result from these new and changed laws and regulations. See “Item 1—Business—Government Regulation” for a summary of the material existing and proposed regulations affecting our business.

NHS reforms may have a substantial negative impact upon us.
     Flexible staffing providers, such as our company, are subject to the risk that the NHS will continue to regulate the price it pays for temporary staff, reduce its use of temporary staff or replace its use of temporary staff where possible with permanent employees.
     One initiative undertaken by the NHS is the requirement that agencies wishing to supply the NHS with temporary staff enter into Framework Agreements. The anticipated expansion of the Framework Agreements in 2009 to cover a wider group of customers as well as any attempt to expand the Framework Agreements to cover local governmental social service departments could have a material adverse impact on our consolidated financial position or results of operations. It is likely that a long-term effect of the Framework Agreements will be to reduce the cost of commissions paid to healthcare staffing companies and/or to reduce the number of healthcare staffing companies supplying staff to the NHS.
Recently-enacted changes in VAT could affect our revenues or profit margins.
     Recent legislative changes, which are currently scheduled to go into effect in April 2009, will result in the withdrawal of the Concession that we currently enjoy from VAT. See “Item 1—Business—Government Regulation—Healthcare Reform—Changes in U.K. value-added tax (“VAT”) rules.” As discussed in that section, as a result of the withdrawal of the Concession, some of the staffing services that we provide will become exempt, as a result of which our overall costs may increase. As further discussed in that section, some of our staffing services will become standard-rated, as a result of which the costs of our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins.
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
     At September 30, 2008 we had goodwill of approximately $109.3 million, which equaled approximately 59.6% of our total assets at that date.
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), issued by the Financial Accounting Standards Board, all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but will be subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. As of September 30, 2008, the carrying value of our goodwill was not impaired, based on an assessment performed in accordance with FAS No. 142. However, any future determination requiring the write-off of a significant portion of the carrying value of our goodwill could have a material adverse effect on our financial condition or results of operations.
Our ability to use our net operating loss carryforward in the future is limited.
     As of September 30, 2008, we had a U.S. federal net operating loss carryforward of approximately $74.6 million, expiring between 2018 and 2024. Our current operations are in the United Kingdom. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2008, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, Section 382 limits our ability to use our net operating loss carryforward in the future. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.
Risks Relating To Our Common Stock
Future sales of our common stock by existing shareholders may lower the price of our common stock.
     As of November 21, 2008, we had 44,986,229 shares of common stock outstanding.
     In addition, as of November 21, 2008, our officers, directors, employees and consultants own options to acquire an aggregate of 2,776,334 shares of common stock under our 1992 Stock Option Plan and our 2002 Stock Option Plan. Although we will not issue any more options under our 1992 Stock Option Plan, we may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 1992 Stock Option Plan and our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued warrants to purchase an aggregate of 135,000 shares of our common stock to a third party. We have granted the holder of these warrants certain “piggyback” registration rights with respect to the shares of our common stock issuable upon exercise of the warrants.
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
     Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. Without shareholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to these shares of preferred stock. With these rights, preferred shareholders could make it more difficult for a third party to acquire us. New York law may also discourage, delay or prevent someone from acquiring or merging with us.
     Under the employment agreement that we have entered into with Alexander (Sandy) Young, our chief executive officer, we are required to give Mr. Young 12 month’s notice of the termination of his employment, during which time Mr. Young would continue to be paid his salary. Under the employment agreement with Paul Weston, our chief financial officer, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. These provisions of the employment agreements may have the effect of preventing or delaying a change of control of our company, even if the change of control was favored by our shareholders.
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
Item 1B. Unresolved Staff Comments
     We have not received, during the 180 days preceding the end of our 2008 fiscal year, any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.
Item 2. Properties
     We lease 106 facilities in the United Kingdom, of which 32 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See “Operating Leases” in Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008.)
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

Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the Nasdaq Global Market under the symbol “AHCI.” The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the Nasdaq Global Market:

PERIOD	HIGH	LOW
Year Ended September 30, 2007:
First Quarter	$3.09	$1.80
Second Quarter	3.30	2.65
Third Quarter	3.75	2.47
Fourth Quarter	2.92	1.95

Year Ended September 30, 2008:
First Quarter	$3.20	$1.86
Second Quarter	2.49	1.36
Third Quarter	2.20	1.36
Fourth Quarter	2.90	1.68

Year Ended September 30, 2009:
First Quarter (through November 21, 2008)	$2.15	$1.05
     Since December 30, 2005, our shares of common stock have also traded on the Alternative Investment Market (AIM) of the London Stock Exchange under the symbol “AIM: AHI.” Our shares of common stock are represented on CREST, the U.K. electronic settlement system, by depository shares. Our shares of common stock are listed on AIM, while the depositary interests are transferred in CREST to settle trades on AIM.
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

     As of November 21, 2008, there were approximately 152 shareholders of record of our common stock. This number does not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.
Equity Compensation Plan Information
     For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Repurchases of Equity Securities
     During the fourth quarter of fiscal 2008, we did not repurchase any of our equity securities.
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
     The graphs that follow have been prepared for us by Zacks Investment Research, Inc.
     The first graph compares the performance of our common stock for the period from September 30, 2003 to September 30, 2008 with (1) the Center for Research in Security Prices (“CRSP”) Total Returns Index for the Nasdaq Stock Market (US Companies), and (2) the CRSP Total Returns Index for Nasdaq Health Services Stocks (US and Foreign Companies). The CRSP Total Returns Index for the Nasdaq Stock Market (US Companies) measures the performance of all US companies listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). The CRSP Total Returns Index for Nasdaq Health Services Stocks (US and Foreign Companies) measures the performance of all US and foreign companies listed on Nasdaq whose Standard Industry Classification (“SIC”) Codes are 8000-8099.
     The second graph compares the performance of our common stock for the period from September 30, 2003 to September 30, 2008 with (1) the CRSP Total Returns Index for the AMEX Stock Market (US Companies) and (2) the CRSP Total Returns Index for AMEX Health Products and Services Stocks (US Companies). The CRSP Total Returns Index for the AMEX Stock Market (US Companies) measures the performance of all US companies listed on AMEX. The CRSP Total Returns Index for AMEX Health Products and Services Stocks (US Companies) measures the performance of all US companies listed on AMEX whose SIC Codes are 8000-8099.

     The graphs assume that $100 was invested on September 30, 2003 in our common stock and each group of companies whose securities comprise the various indices against which we are being compared and that all dividends, if any, have been reinvested.
     The information contained in this section of this Annual Report on Form 10-K shall not be deemed “filed” with the Securities and Exchange Commission nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference.

CRSP Total Returns Index for:	09/2003	09/2004	09/2005	09/2006	09/2007	09/2008
Allied Healthcare International Inc.	100.00	141.10	144.10	50.80	61.00	48.50
Nasdaq Stock Market (US Companies)	100.00	106.20	121.30	127.90	151.30	119.40
Nasdaq Health Services Stocks (SIC 8000-8099 US & Foreign)	100.00	116.90	177.00	185.60	235.70	226.40

CRSP Total Returns Index for:	09/2003	09/2004	09/2005	09/2006	09/2007	09/2008
Allied Healthcare International Inc.	100.00	141.10	144.10	50.80	61.00	48.50
AMEX Stock Market (US Companies)	100.00	115.90	137.00	148.60	174.40	135.70
AMEX Health Products and Services (SIC 8000-8099 US Companies)	100.00	99.60	95.40	112.70	125.70	82.70

Notes to both graphs:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on September 30, 2003.
Item 6. Selected Financial Data
     The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2008, 2007 and 2006 and as of September 30, 2008 and 2007 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K. The financial information for the years ended September 30, 2005 and 2004 and as of September 30, 2006, 2005 and 2004 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.

     You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2008	2007		2006	2005		2004

Financial Data:
Total revenues	$298,577	$277,795		$280,205	$342,031		$317,393
Gross profit	90,385	83,956		85,730	98,727		89,577
Selling, general and administrative expenses	77,655	75,284	(3)	71,103	73,050	(7)	62,734
Impairment of goodwill	—	—		110,004 (5)	—		—
Impairment of long-lived assets	—	—		10,038 (6)	—		—

Operating income (loss)	12,730	8,672		(105,415)	25,677		26,843
Interest and other (income) expense, net	(393)	3,273	(4)	2,698	4,164		13,803	(8)
Foreign exchange loss (income)	586	(285)		(73)	98		184
Provision for (benefit from) income taxes	3,751	2,068		(1,887)	6,446		5,159

Income (loss) from continuing operations	8,786	3,616		(106,153)	14,969		7,697
Income (loss) from discontinued operations, net of taxes(1)	—	6,266		(17,618)	3,767		2,172
Gain on disposal of subsidiaries, net of taxes	—	56,471		—	—		—

Net income (loss)	8,786	66,353		(123,771)	18,736		9,869
Redeemable preferred dividend, conversion fees and accretion(2)	—	—		—	—		7,020

Net income (loss) available to common stockholders	$8,786	$66,353		$(123,771)	$18,736		$2,849

Basic income (loss) per share of common stock from:
Continuing operations	$0.20	$0.08		$(2.36)	$0.34		$0.02

Discontinued operations	—	1.40		(0.39)	0.08		0.08

	$0.20	$1.48		$(2.75)	$0.42		$0.10

Diluted income (loss) per share of common stock from:
Continuing operations	$0.19	$0.08		$(2.36)	$0.33		$0.02
Discontinued operations	—	1.39		(0.39)	0.08		0.08

	$0.19	$1.47		$(2.75)	$0.41		$0.10

Weighted average number of common shares outstanding:
Basic	44,986	44,962		44,930	44,684		27,419

Diluted	45,078	45,147		44,930	45,169		28,104

	September 30,
	2008	2007		2006	2005		2004
Balance Sheet Data:
Working capital	$31,550	$20,380		$(1,165)	$11,369		$13,468
Accounts receivable, net	17,774	21,490		26,813	31,382		30,106
Goodwill	109,292	122,843		112,538	205,177		194,058
Total assets	183,262	252,779		195,683	303,439		282,394
Total debt	—	54,795		71,159	64,342		64,778
Total shareholders’ equity	152,670	158,759		86,383	201,859		186,977

(1)	See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion and details of discontinued operations.

(2)	Reflects the accrual of dividends on our Series A preferred stock and accretion costs related to the issuance of our Series A preferred stock in our fiscal 2002 corporate reorganization and conversion fees of $2.0 million paid to the holders of our Series A preferred stock in connection with the firm commitment follow-on public offering of 14,500,000 shares of our common stock and write-off of $1.7 million of the remaining issuance costs.

(3)	Includes $1.2 million of severance costs and related professional fees incurred upon the resignation of our chairman and chief executive officer and $0.4 million related to the issuance of new warrants and the extension of the expiration date on previously-issued warrants.

(4)	Includes a $1.0 million charge related to the write-off and costs incurred on financing fees and other income of $0.8 million related to interest rate swaps no longer being effective.

(5)	During our annual review of goodwill for impairment in the fourth quarter of fiscal 2006, we determined there was an impairment of $110.0 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, our company’s market capitalization at the time of testing as well as current and projected operating results.

(6)	Includes a charge of $9.0 million of software costs related to our computerized accounting and payroll system based on the Oracle platform that is too slow for the nature of our business and therefore is not achieving full functionality. Also includes a charge of $1.0 million relate to the write-off of other intangible assets. We reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS.

(7)	Includes a $1.1 million charge related to the reorganization of our U.K. subsidiaries, as well as $1.0 million of costs associated with the launch of our new corporate logo.

(8)	For the year ended September 30, 2004, we recorded a charge of $4.2 million related to the write-off of deferred financing fees and unamortized debt discount associated with a recapitalization plan, undertaken in connection with fiscal 2004 public offering of 14,500,000 shares of our common stock, pursuant to which we (i) refinanced our senior collateralized term and revolving credit facility and mezzanine indebtedness, both of which had been entered into in December 1999, and (ii) converted all of our then outstanding shares of Series A preferred stock into shares of our common stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K and in conjunction with the description of our business included in this Annual Report on Form 10-K. It is intended to assist the reader in understanding and evaluating our financial position. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K under “Forward-Looking Statements.”

     We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The services provided by us are provided by our integrated network of approximately 100 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. We maintain an active listing of over 11,000 homecare aides, nurses and nurses aides. We generally place about 7,100 individuals each week with our customers. Our management evaluates operating results on a branch basis. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.
     The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results.
     We are aware of recent legislative changes, which are currently scheduled to go into effect in April 2009, that will result in the withdrawal of the Concession that we currently enjoy from VAT. See “Item 1—Business—Government Regulation—Healthcare Reform—Changes in U.K. value-added tax (“VAT”) rules.” As discussed in that section, as a result of the withdrawal of the Concession, some of the staffing services that we provide will become exempt, as a result of which our overall costs may increase. As further discussed in that section, some of our staffing services will become standard-rated, as a result of which the costs of our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. A further legislative change, scheduled to go into effect in April 2009, will increase the number of holiday pay entitlement for our flexible healthcare staff from 24 to 28 days per annum. We are currently evaluating the likely impact of these changes on our consolidated financial position and results of operations.
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

Accounts Receivable
     We are required to estimate the collectability of our accounts receivables, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.
     Our company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with our customers range from 7 days to a maximum of 30 days from invoice date. We maintain a credit department which consists of approximately 20 personnel who are targeted to collect outstanding receivables. We have established the following guidelines for the credit department to use as well as for us to assess the credit department’s performance:
•	to maintain average days sales outstanding (including unbilled accounts receivable) to below 45 days;

•	to limit our overdues (greater than 90 days) within agreed targets; and

•	to limit bad debt write off in the year within agreed targets.
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
Goodwill and Other Intangible Assets
     We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2008. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

Income Taxes
     We account for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB 109” (“FIN 48”). The Company adopted FIN 48 on October 1, 2007.
     Under FAS No. 109, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for bad debts, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards.
     FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2008, the Company has not recorded any unrecognized tax benefits.
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
Revenue Recognition
     Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is mainly recognized upon the completion of timesheets that also require the signature of the recipient of our services and through electronic call monitoring.
     We receive a majority of our revenue from local governmental social services departments and the NHS. For the years ended September 30, 2008, 2007 and 2006, 69.0%,

63.5% and 68.3%, respectively, of our net revenues were attributable to local governmental social service departments and the NHS payor program.
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
Results of Operations
Year Ended September 30, 2008 vs. Year Ended September 30, 2007

	Year Ended September 30, 2008					Year Ended September 30, 2007
					Gross					Gross
			Gross		Margin			Gross		Margin
(Dollars in thousands)	Revenue	%	Margin	%	%	Revenue	%	Margin	%	%

Homecare	$225,014	75.5%	$70,317	78.0%	31.2%	$199,622	71.9%	$64,008	76.3%	32.1%
Nursing Homes	41,771	14.0%	12,577	13.9%	30.1%	40,347	14.5%	11,784	14.0%	29.2%
Hospital Staffing	31,202	10.5%	7,312	8.1%	23.4%	37,826	13.6%	8,164	9.7%	21.6%

	$297,987		$90,206		30.3%	$277,795		$83,956		30.2%
Effect of foreign exchange	590		179			—		—

	$298,577		$90,385			$277,795		$83,956

     In addition to disclosing results of operations that are determined in accordance with generally accepted accounting principles (“GAAP”), the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.
Revenues
     Total revenues for the year ended September 30, 2008, before the favorable impact of foreign exchange rates, increased $20.2 million, or 7.3% to $298.0 million compared to $277.8 million for the year ended September 30, 2007. Contributing to the increase in revenue was homecare staffing, which grew by 12.7% to $225.0 million. Nursing home staffing achieved 3.5% growth in revenue totaling $41.8 million. Due to the NHS Framework Agreements, NHS Professionals and NHS overspending discussed above, hospital staffing revenues declined 17.5% to $31.2 million. Changes in foreign exchange increased the reported result by $0.6 million to $298.6 million compared to $277.8 million for the year ended September 30, 2007, an increase of $20.8 million or 7.5%.

Gross Profit
     Gross profit, before the favorable impact of foreign exchange, increased 7.4% to $90.2 million for the year ended September 30, 2008 from $84.0 million for the year ended September 30, 2007. Changes in foreign exchange increased gross profit by $0.2 million to $90.4 million for the year ended September 30, 2008 compared to $84.0 million for the year ended September 30, 2007, an increase of 7.7%. As a percentage of total revenue, gross profit for the year ended September 30, 2008 was 30.3%, as compared to 30.2% for the comparable prior period. Gross profit margin for the year ended September 30, 2008 improved slightly due to the change in the mix of the business as a result of the overall growth in our homecare staffing which typically operates at higher margins. We remain focused on supplying healthcare staff to our higher-margin homecare customers.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses increased by $2.4 million to $77.7 million for the year ended September 30, 2008 from $75.3 million for the year ended September 30, 2007, an increase of 3.1%. Changes in foreign exchange of $0.1 million had an unfavorable effect on SG&A costs. The remaining increase in SG&A costs is mainly due to additional branch costs of $5.0 million associated with the growth of our company’s business, and increased training and quality costs of $1.4 million from our investment in recruitment and retention of our care workers. These increased costs were partially offset by decreased IT costs of $1.4 million from infrastructure efficiencies in the fiscal year ended September 30, 2008 and expenses incurred in the year ended September 30, 2007 related to severance costs and related professional fees of $1.2 million incurred upon the resignation of the chairman and chief executive officer, issuance of new warrants and modification to extend the expiration date on warrants previously issued of $0.4 million and chief executive officer search fees and consultancy costs associated with compliance under our senior credit facility of $0.7 million.
Interest Income
     Total interest income for the year ended September 30, 2008 was $0.9 million compared to $0.1 million for the year ended September 30, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.
Interest Expense
     Total interest expense for the year ended September 30, 2008 was $0.5 million compared to $4.2 million for the year ended September 30, 2007, which represents a decrease of $3.7 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility and was partially offset by costs related to the suspension of the availability of our invoice discount facility, which we do not currently anticipate reinstating. As such, we have recognized interest costs of $0.4 million for bank fees.

Provision for Income Taxes
     We recorded a provision for income taxes amounting to $3.8 million or 29.9% of income before income taxes and discontinued operations for the year ended September 30, 2008, compared to a provision of $2.1 million or 36.4% of income before income taxes and discontinued operations for the year ended September 30, 2007. The difference in the effective tax rate between the year ended September 30, 2008 and the year ended September 30, 2007 is mainly due to the utilization of loss carry forwards and permanent differences.
Discontinued Operations
     Discontinued operations resulted in income of $62.7 million for the year ended September 30, 2007. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was held back until certain conditions are met. Of the escrowed amount, £0.4 million ($0.9 million) was released to us in fiscal 2008 and the remaining £0.1 million ($0.2 million) was released to us in fiscal 2009. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. Included in the $62.7 million in income from discontinued operations in fiscal 2007 is the gain of $56.5 million, net of tax of $0, on the sale of our respiratory therapy division. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings does not result in a taxable gain transaction.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the prior period are reported in discontinued operations on our statement of operations.
     The following table presents the financial results for the discontinued operations for fiscal 2007 (dollars in thousands).

Year Ended
September 30,
2007
Revenues:
Net respiratory, medical equipment and supplies	$28,699

Cost of revenues:
Respiratory, medical equipment and supplies	13,024

Gross profit	15,675

Selling, general and administrative expenses	6,091

	Year Ended
	September 30,
	2007
Operating income from discontinued operations	9,584

Interest income	2
Interest expense	(1,570	)(a)

Income from discontinued operations before income tax	8,016

Gain on disposal of subsidiaries, net of tax	56,471	(b)

Provision for income taxes	1,750	(c)

Income from discontinued operations	$62,737

(a)     In fiscal 2007, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.
(b)    Under the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“FAS No. 52”), translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completed liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1.6 million were reclassified into the gain on disposal of subsidiaries.
(c)     Included in the provision for income taxes for the year end September 30, 2007 is the reversal of $0.7 million of certain tax contingencies related to our fiscal 2003 discontinued operations on the sale of two of our U.S. subsidiaries as the statute of limitations has expired.
Net Income
     As a result of the foregoing, we recorded net income of $8.8 million for the year ended September 30, 2008 compared to net income of $66.4 million for the year ended September 30, 2007.
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
Discontinued Operations
     Discontinued operations resulted in income of $62.7 million for the year ended September 30, 2007 compared to a loss of $17.6 million for the year ended September 30, 2006. Included in the $62.7 million from discontinued operations in fiscal 2007 is the gain of $56.5 million, net of tax of $0, on the sale of our respiratory therapy division. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings does not result in a taxable gain transaction.
     In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for the current and prior periods are reported in discontinued operations in our statement of operations.
     The following table presents the financial results for the discontinued operations (dollars in thousands).

	Year Ended September 30,
	2007		2006
Revenues:
Net respiratory, medical equipment and supplies	$28,699		$14,402

Cost of revenues:
Respiratory, medical equipment and supplies	13,024		10,521
Impairment of respiratory, medical equipment and supplies	—		5,932	(d)

Total cost of revenues	13,024		16,453

Gross profit (loss)	15,675		(2,051)

Selling, general and administrative expenses	6,091		4,449
Impairment of goodwill	—		11,897	(e)
Impairment of long-lived assets	—		257	(d)

Operating income (loss) from discontinued operations	9,584		(18,654)

Interest income	2		2
Interest expense	(1,570	)(a)	(1,410	)(a)

	Year Ended September 30,
	2007		2006
Income (loss) from discontinued operations before income tax	8,016		(20,062)

Gain on disposal of subsidiaries, net of tax	56,471	(b)	—

Provision for (benefit from) income taxes	1,750	(c)	(2,444)

Income (loss) from discontinued operations	$62,737		$(17,618)

(a)	In fiscal 2007 and 2006, interest expense has been allocated to discontinued operations based on debt that we have specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division. Prior to fiscal 2006, the respiratory therapy division was self-sufficient and borrowings were predominately used to fund acquisitions in our flexible healthcare staffing division.

(b)	Under the provisions of FAS No. 52, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completed liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1.6 million were reclassified into the gain on disposal of subsidiaries.

(c)	Included in the provision for income taxes for the year end September 30, 2007 is the reversal of $0.7 million of certain tax contingencies related to our fiscal 2003 discontinued operations on the sale of two of our U.S. subsidiaries as the statute of limitations has expired.

(d)	In the fourth quarter of fiscal 2006, we recognized pre-tax charges of $5.4 million, $0.5 million and $0.3 million for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts (see below), we had made significant capital expenditures, amounting to $14.7 million, in order to fulfill our obligation under the new contracts. We had substituted a number of cylinders with oxygen concentrators. As such, we believed that these oxygen cylinders had become obsolete and had no further use to us. We also invested in an oxygen filling station whereby our cylinders would be re-filled. Due to the location of the plant and strict noise pollution governmental rules, we did not believe we would be able to utilize such plant. We also wrote-off various software costs related to transitioning to our new oxygen contracts that we believed had no future benefit.

(e)	During the fourth quarter of fiscal 2006, we completed our annual impairment test required under FAS No. 142 and determined there was an impairment to our recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in our respiratory therapy division due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see below), our market capitalization at time of review as well as the current and projected operating results. As such, we recognized a pre-tax impairment charge of $11.9 million.
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
Liquidity and Capital Resources
General
     For our fiscal year ended September 30, 2008, we generated $8.9 million from continuing operating activities. Cash requirements for our fiscal year ended September 30, 2008 for the pay off and pay down of debt under our senior credit facility ($52.8 million) and capital expenditures ($3.3 million) were met through the proceeds received from the sale of our respiratory therapy division in fiscal 2007 ($53.6 million), sale of our interest rate swaps ($0.6 million) and cash on hand.
     We believe that the existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next 12 months.
Accounts Receivable
     We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2008 and September 30, 2007, $17.8 million (9.7%) and $21.5 million (8.5%) and, respectively, of our total assets consisted of accounts receivable. The decrease in accounts receivable from 2007 to 2008 is mainly due to fluctuations in currency exchange rates as well as the timing between billed and unbilled accounts receivable.

     Our goal is to maintain accounts receivable levels equal to or less than industry average, which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”) is a measure of the average number of days we take to collect our accounts receivable, calculated from the date services are rendered. At September 30, 2008 and September 30, 2007, our average DSOs were 21 and 26, respectively. This is the lowest level achieved by our company, and was impacted by the timing of invoicing and fluctuations in currency exchange rates. We anticipate that our DSO will return to its historical rate of 25-27 days per month in upcoming periods.
     At September 30, 2008 gross receivables were $21.5 million, of which $15.2 million or 70.7% were represented by amounts due from U.K. governmental bodies, either the NHS or local governmental social service departments (the “SSD”). At September 30, 2007 gross receivables were $26.7 million, of which $18.5 million or 69.4% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes, private hospitals and pharmacies) and private payors.
     The following table summarizes the accounts receivable aging by payor mix at September 30, 2008 and September 30, 2007 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2008	Days	Days	Days	Days	And Over	9/30/2008
NHS	$4,732	$774	$505	$186	$387	$6,584
SSD	6,504	1,135	399	209	392	8,639
Commercial Payors	3,046	613	157	51	104	3,971
Private Payors	1,396	261	158	67	466	2,348

Gross AR at 9/30/08	$15,678	$2,783	$1,219	$513	$1,349	$21,542

Less: Unapplied Cash						(2,392)
Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(823)

Accounts Receivable, net						$17,774

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2007	Days	Days	Days	Days	And Over	9/30/2007
NHS	$4,990	$1,225	$362	$169	$801	$7,547
SSD	7,880	1,409	416	312	943	10,960
Commercial Payors	3,395	1,076	151	79	186	4,887
Private Payors	1,577	506	171	141	876	3,271

Gross AR at 9/30/07	$17,842	$4,216	$1,100	$701	$2,806	$26,665

Less: Unapplied Cash						(3,053)
Less: Surcharges(A)						(552)
Less: Allowance For Doubtful Accounts						(1,570)

Accounts Receivable, net						$21,490

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

     Each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. See “Critical Accounting Policies—Accounts Receivable,” for a description of our methodology procedure.
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
     As our current operations are in the United Kingdom and the majority of accounts receivable are from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances.
Borrowings
General
     In the fourth quarter of fiscal 2004, our first tier U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), obtained a senior credit facility, which was amended in the first quarter of fiscal 2007 to provide for additional facilities.
     The senior credit facility consisted of the following:
•	an £18 ($36.9) million term loan A that would have matured in July 2009;

•	a £12.5 ($25.6) million revolving loan B1 that would have matured in July 2009 and that could have been drawn upon until June 2009;

•	a £7.5 ($15.3) million invoice discounting facility B2 that matures in July 2009 and that can be drawn upon until June 2009, and

•	an £8.0 ($16.4) million revolving loan C that would have matured in July 2009 and that could have been upon until June 2009.
     On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon six weeks notice. As of September 30, 2008, we had no borrowings outstanding under the invoice discounting loan B2 and currently do not anticipate reinstating the invoice discount facility. As such, we have recognized interest costs of $0.4 million for bank fees.
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
Guarantees
     The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2008 and September 30, 2007, the amounts guaranteed, which approximated the amounts outstanding, totaled $0.0 million and $54.8 million, respectively. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee.
Financial Instrument
     See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Commitments
Employment Agreements
     See “Item 11—Executive Compensation—Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
Operating Leases
     We have entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.
Contractual Cash Obligations
     As described under “Borrowings” and “Commitments—Operating Leases” above, the following table summarizes our contractual cash obligations as of September 30, 2008 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2009	$2,609	$1,252	$3,861
2010	1,909	749	2,658
2011	1,125	931	2,056
2012	666	820	1,486
2013	266	236	502
Thereafter	31	—	31

	$6,606	$3,988	$10,594

     Lease obligations reflect future minimum rental commitments required under operating lease agreements as of September 30, 2008. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs of approximately $7.2 million (at current exchange rates), of which $1.3 million was incurred in fiscal 2008 and $5.9 million is expected to be incurred from fiscal 2009 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Miscellaneous
Treasury Shares
     In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2008, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our consolidated balance sheet at September 30, 2008. In addition, as of September 30, 2008, we had acquired 177,055 shares of our company’s common stock for an aggregate value of $1.0 million from certain of our executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.
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
     The pro forma results of operations and related per share information for this acquisition has not been presented as the amounts are considered immaterial.
Disposition
     On September 30, 2007, we sold all of the shares of Allied Respiratory Limited to Air Liquide Limited. Allied Respiratory Limited and its subsidiary, Medigas Limited, constituted the respiratory therapy division of our company. The consideration for the sale was denominated in sterling and consisted of £36.5 million ($74.7 million), of which £0.5 million ($1.0 million) was held back until certain conditions are met. Of the escrowed amount, £0.4 million ($0.9 million) was released to us in fiscal 2008 and the remaining £0.1 million ($0.2 million) was released to us in fiscal 2009.
     In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for prior periods are reported in discontinued operations in our statement of operations.

     See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion and details of discontinued operations, including an analysis of the pro forma effects on our financial statements of the discontinued operations.
Litigation
     See “Item 3—Legal Proceedings.”
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
     Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.3 million and $0.2 million for such costs at September 30, 2008 and September 30, 2007, respectively.
Impact of Recent Accounting Standards
     See “Recent Accounting Pronouncements” in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange
     We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
     The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the fiscal 2008 year as compared to the fiscal 2007 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $0.6 million, increased operating income of $30 thousand and increased income from continuing operations of $15 thousand. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $29.9 million, $1.5 million and $0.8 million impact on reported revenues, operating income and income from continuing operations, respectively.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.
     At September 30, 2008, we had no debt outstanding. Historically, we used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.
Item 8. Financial Statements and Supplementary Data.
     The consolidated financial statements and required financial statement schedules of our company begin on page F-i of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     We have not changed our independent accountants in the last two fiscal years.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.
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
     Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the

Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
Report of Management on Internal Control over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Under the rules of the Securities and Exchange Commission, “internal control over financial reporting procedures” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.
     Eisner LLP, our auditor, has audited our financial statements, which are included in this Annual Report on Form 10-K, and, as part of its audit, has issued its report, set forth at page F-2 of our financial statements, on the effectiveness of our internal control over financial reporting as of September 30, 2008. Such report is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors and Officers
     The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Alexander (Sandy) Young	54	Chief Executive Officer and Director
Paul Weston	44	Chief Financial Officer
Leslie J. Levinson	53	Secretary
Sophia Corona	44	Director
G. Richard Green	69	Director
Wayne Palladino	49	Director
Jeffrey S. Peris	62	Director
Ann Thornburg	59	Director
Mark Tompkins	68	Non-Executive Chairman of the Board
     Certain biographical information regarding each director and officer is set forth below:
     Alexander (Sandy) Young has served as chief executive officer and a director of our company since January 2008. From 2004 until joining our company, Mr. Young was the managing director of electronic security at Chubb Electronic Security (“Chubb”), a subsidiary of United Technology Corporation, a U.S.-based conglomerate. Prior to working at Chubb, Mr. Young worked for 27 years at Rentokil Initial, UK, a U.K.-based conglomerate, and its predecessors, rising from branch management to regional managing director for Northern Europe.
     Paul Weston assumed the office of chief financial officer of our company on October 1, 2008. From May 2008 until September 2008, Mr. Weston served as our company’s chief financial office designate and, from 2004 until September 2008, Mr. Weston served as the company’s financial director in the United Kingdom, with responsibility for all of our U.K. operating subsidiaries. In addition, from June 2006 until July 2006, Mr. Weston served as interim chief financial officer of our company. From 2001 to 2004, Mr. Weston was group financial controller at SSL plc, a global manufacturer and distributor of healthcare and consumer products, and prior to that he spent seven years in various corporate finance positions for the European operations of Fruit of the Loom, a textile manufacturer. Mr. Weston qualified with the Institute of Chartered Accountants (ACA) in England and Wales in 1990.
     Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 until July 1997. Since March 2007, he has been a partner in the law firm of WolfBlock LLP, which firm serves as counsel to our company. From 2002 until March 2007 he was a partner in Brown Raysman Millstein Felder & Steiner LLP and its successor, Thelen Reid Brown Raysman & Steiner LLP, which firm served as counsel to our company, and from 1991 until 2002 he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company.
     Sophia Corona has been a director of our company since November 2006. Since February 2007, she has been employed by Creditex Group Inc., an inter-dealer broker that provides market participants with an electronic credit derivatives trading platform, where she currently serves as chief financial officer. From April 2006 until February 2007, Ms. Corona was a financial advisor to privately-owned companies. From October 2001 until March 2006, she was the chief financial officer of Bigfoot Interactive, Inc (now known as Epsilon Interactive, Inc.), a provider of e-mail communications and marketing services, which was acquired by Alliance Data Systems Corporation, a New York Stock Exchange-listed company that is a provider of transaction services, credit services and marketing services, in September 2005. From 2000 until 2001, Ms. Corona was the vice president of business development for Visual Radio, LLC, a technology incubation fund that she co-founded in 1996 and in which she was employed as the chief financial officer from 1996 until 1998. From 1998 until 2000, she was a senior vice president with Prism Communications Services, Inc., a telecommunications provider.
     G. Richard Green has been a director of our company since August 1998. Mr. Green has been the chairman since 1987 and a director since 1964 of J.H. & F.W. Green Ltd., a conglomerate based in the United Kingdom. Since 1964, Mr. Green has held various positions at J.H. & F.W. Green Ltd. and several of its subsidiaries.
     Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he currently serves as principal, director of client and portfolio services and chief financial officer. From August 2000 until June 2002, he was a senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 until September 1996, senior vice president of our company from September 1996 until August 2000 and chief financial officer of our company from February 1991 until August 2000.
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
     Ann Thornburg has been a director of our company since November 2006. From October 1982 until September 2006, Ms. Thornburg was a partner at PricewaterhouseCoopers LLP, an auditing firm. At PricewaterhouseCoopers LLP, she served in a variety of client service and management roles, including acting as audit partner for major health care clients. From 2001 until 2005, Ms. Thornburg was a member of the U.S. Board of Partners and Principals of PricewaterhouseCoopers LLP. Since July 2007 she has been a member of the faculty of the Kennedy School of Government at Harvard University.
     Mark Tompkins has been a director of our company since September 2005 and has served as non-executive chairman of the board since July 2007. From 1987 until the present, Mr. Tompkins has been a self-employed investor, with a focus on private equity and capital development in publicly traded entities, notably in the healthcare, biopharmaceutical, wholesale and distribution, tourism and leisure, and manufacturing industries. From 1975 until 1987 he was active in residential and commercial property investment in the Middle East, Germany, Spain, France and the United States. From 1972 until 1975, Mr. Tompkins worked for the Slater Walker Securities group and from 1965 until 1971 he was a management consultant with Booz Allen & Hamilton. Mr. Tompkins is a director of Sodexho Alliance S.A., a company engaged in the provision of food and management services.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and our executive officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2008, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2008.
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
     A copy of our Code of Conduct is filed as an exhibit to this Annual Report on Form  10-K. A copy of our Code of Conduct is also available on our website at www.alliedhealthcare.com.
Nominating Committee; Director Nominations
     Historically, nominees for directors have been recommended by the independent directors of the board and selected by the full board. In February 2008, our board adopted a Nominating Committee charter and appointed four independent directors to the Nominating Committee. Our Nominating Committee consists of Sophia Corona, G. Richard Green, Jeffrey S. Peris and Ann Thornburg. Dr. Peris serves as chairman of the Nominating Committee.
     The Nominating Committee charter provides that, in recommending the selection of a nominee for director, the Nominating Committee shall do so based on such nominee’s integrity, skill, leadership ability, financial sophistication and capacity to help guide our company, as well as such other considerations as the Nominating Committee shall deem appropriate. In addition, the Nominating Committee charter provides that the Nominating Committee shall, in considering whether to recommend a nominee for director, consider all requirements of applicable laws and regulations, as well as our charter documents, with regard to director qualifications.
     The Nominating Committee charter provides that the Nominating Committee shall establish specific minimum qualifications that must be met by any nominee to be selected or recommended by the Nominating Committee and the specific qualities or skills that the Nominating Committee may determine from time to time to be necessary for one or more of our directors to possess. The Nominating Committee has determined that, in selecting or recommending a nominee, it shall consider, at a minimum, (i) whether the nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board of Director’s oversight of the business and affairs of the company, (ii) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities, and (iii) whether the nominee has any material personal, financial or professional interest in a competitor of the company. In order for the Nominating Committee to maintain flexibility in choosing appropriate board candidates, the Nominating Committee will not require that nominees meet any other specific or minimum requirements. When evaluating potential director candidates, the Nominating Committee will consider, in addition to the minimum requirements set forth above and in addition to those contained in the charter of the Nominating Committee, such matters as it deems appropriate, including the candidate’s independence under the rules of the Nasdaq Stock Market. All nominees are expected to be able to commit the time and effort necessary to fulfill their duties and responsibilities as a director.
     The Nominating Committee does not have a formal policy with regard to the consideration of director nominees submitted by a shareholder. The Nominating Committee does not believe that a formal policy is appropriate or necessary given the size and composition of the board and the fact that no shareholder nominations have been made in at least the last nine years. The Nominating Committee intends to review periodically whether a formal policy with regard to shareholder nominations should be adopted.
     The Nominating Committee will consider proposed nominees whose names are submitted by shareholders. Proposals made by shareholders for nominees at an annual meeting of shareholders must be received by us at our principal executive offices, 245 Park Avenue, New York, New York 10167 (Attn.: Secretary) no later than 120 days prior to the anniversary of the mailing of our proxy statement for use in the previous year’s annual meeting of shareholders. However, if we change our annual meeting date by more than 30 days from the date of the previous annual meeting, the proposal must be received by at our principal executive offices no later than the close of business on the 10th day following the day on which notice of the date of the upcoming annual meeting is publicly disclosed. Any shareholder proposal to consider a director nominee must include all information relating to the proposed director nominee that would be required to be disclosed in a proxy statement relating to the solicitation of proxies for the election of directors pursuant to Section 14 of the Securities Exchange Act of 1934 and the rules and regulations thereunder. Shareholders nominees will be evaluated in the same manner as nominees submitted by directors, officers and large shareholders.
Audit Committee
     The Audit Committee assists our board of directors in monitoring (1) the integrity of our financial statements, (2) the independence and qualifications of our independent auditors, and (3) the performance of our independent auditors and our internal audit functions. The current written charter for the Audit Committee was adopted by our board of directors on May 4, 2007. A copy of the charter of the Audit Committee is available on our website at www.alliedhealthcare.com.
     The Audit Committee consists of Ms. Corona, Mr. Palladino and Ms. Thornburg. Ms. Thornburg serves as chairman of the Audit Committee. All of the members of the Audit Committee are “independent directors,” as such term is defined in the rules of the Nasdaq Stock Market. The board of directors has determined that Ann Thornburg is an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.
Communications with the Board
     Shareholders may communicate with our board of directors by sending a letter to our principal executive offices, 245 Park Avenue, New York, New York 10167 (Attn.: Secretary). Our corporate secretary will forward the correspondence to our chairman or, if the correspondence is directed to a specific director, such director, unless the correspondence is unduly hostile, threatening or illegal, or unless it does not reasonably relate to our company or our business or is otherwise inappropriate. Notwithstanding the foregoing, our corporate secretary may determine to forward any such correspondence, even if addressed to a specific director, to the entire board.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
General
     This Compensation Discussion and Analysis addresses the compensation of our “named executive officers.” Our “named executive officers” consist of all individuals who served as our principal executive officer and our principal financial officer during fiscal 2008, as well as each of the other most-highly compensated executive officers of our company whose total annual compensation exceeded $100,000 in fiscal 2008. These individuals are listed in the following table:

Name	Title
Alexander (Sandy) Young	Chief Executive Officer(1)
Sarah L. Eames	Deputy Chairman, Interim Chief Executive Officer and Executive Vice President(2)
David Moffatt	Chief Financial Officer(3)
Paul Weston	Chief Financial Officer Designate(4)

(1)	Mr. Young became our chief executive office in January 2008.

(2)	Ms. Eames assumed the positions of deputy chairman and interim chief executive officer of our company in July 2007 and served in such capacities until January 2008. From January 2008 until April 2008, Ms. Eames served as executive vice president of our company, which was the position she held prior to becoming deputy chairman and interim chief executive officer.

(3)	Mr. Moffatt resigned as chief financial officer of our company effective September 30, 2008.

(4)	Mr. Weston was appointed chief financial officer designate of our company in May 2008. Prior to that date, he had been employed as our company’s financial director in the United Kingdom. On October 1, 2008, Mr. Weston became the chief financial officer of our company.
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
     The charter of the Compensation Committee requires that each member of the Compensation Committee satisfy the definition of “independent director,” as that term is defined in the rules of the Nasdaq Stock Market. Members of the Compensation Committee are appointed by the full board, which makes the determination that a director is an “independent director,” as defined in the Nasdaq rules.
     Other than the requirement that they be independent, the charter of the Compensation Committee does not require that members of the Compensation Committee have any special qualifications. However, in appointing Dr. Peris to the Compensation Committee, and as its chairman, the board considered the fact that he has spent over 20 years overseeing human resources at leading global pharmaceutical companies, during which time he was involved in the hiring, compensation, retention and termination of employees of all levels, including senior corporate and divisional executives. Likewise, in appointing Mr. Green to the Compensation Committee, the board considered the fact that he has been a director and officer for over 25 years at J.H. & F.W. Green Ltd., a conglomerate based in the United Kingdom, and, in such capacities, has been involved in all aspects of executive compensation.
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
Base Salary. The Compensation Committee strives to set a fair and competitive base salary for each of the executive officers of our company. The Compensation Committee reviews the base salaries of our executive officers from time to time, but generally makes few changes in base salaries except upon a change in position. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be achieved through the awarding of bonuses, rather than through an increase in base salary. However, when the Compensation Committee contemplates an adjustment to base salary, various factors are considered, including company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and competitive market practice.
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
Long-Term Incentives. The Compensation Committee uses long-term incentives, such as stock option grants, to align the financial interests of our executive officers with those of our company’s shareholders, to provide that our executive officers have a continuing stake in our long-term success, and to provide executive officers with an incentive to manage our company from the perspective of an owner. We typically grant options with an exercise price equal to the closing price of a share of our company’s common stock on the Nasdaq Global Market on the date of grant, so that the executives to whom they are granted will only realize value if the trading price of our shares increase or, in certain cases, if certain specified financial goals set forth in the option awards are met by our company.
Historically, we have granted stock options subject to time-based vesting. However, in fiscal 2007 and fiscal 2008 we awarded some of our executive officers, as well as some of non-executive officers, performance-based option awards that vest only if our company’s financial performance meets certain specified criteria. These options will only be of value to those awarded the options if our company meets the performance criteria specified in the option grants. As it is increasingly common for stock option plans to include performance-based option awards, we incorporated that component to trigger vesting of the option grants. The terms of the performance-based options that we awarded in fiscal 2008 to our named executive officers are described below under “Compensation of Our Named Executive Officers—Stock Option Grants.”
In our employment agreement with Mr. Young, we have agreed to grant to him (in addition to stock options with a time-based criteria and a performance-based criteria) a long-term incentive award that will be settled in shares of our common stock or cash, or a combination of the two, at the discretion of the board. The exact terms of the long-term incentive award, including the number of options, stock appreciation rights or other securities to be awarded thereunder, have not yet been finalized. In connection with the negotiation of Mr. Young’s employment agreement, the Compensation Committee determined that a long-term incentive award, payable in shares of our common stock or cash, was an appropriate equity incentive to further align Mr. Young’s interests with those of shareholders, as well as a means to provide Mr. Young with liquidity upon the exercise of such rights. There is no current expectation that a long-term incentive award will be adopted for other executive officers.

     No constant criteria or formula is used in determining the amount of a bonus or the number of options to award to our executive officers or in determining the allocation of compensation among salary, bonus and stock options grants. The Compensation Committee considers compensation in total (base salary, bonus and long-term incentives) for each executive officer. The Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to the Company’s success and, based on that determination, recommends to the full board the amount of a bonus and/or the number of stock options to be awarded to executive officers. In determining the bonus amounts for fiscal 2007 and fiscal 2008, the Compensation Committee reviewed the practices of other companies with similar businesses and similar positions in the marketplace that are of like size. In determining whether to make grants of options to our executive officers, the Compensation Committee will often review the history of prior grants made to these individuals, the status of the vesting of prior grants and the amounts, if any, that have been or may be realized by these individuals from the prior grants. The results of this review may also be considered in recommending option awards.
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
     The Compensation Committee has not historically benchmarked or tied any element of compensation to the performance by our company relative to a peer group or to a broader index, such as the S&P 500 Index, and it did not do so in fiscal 2007 or fiscal 2008.
     In addition to the three main elements of compensation, we have traditionally paid for some personal benefits and perquisites of our executive officers. The amounts of the personal benefits and perquisites have traditionally been modest. While the personal benefits and perquisites that we award confer a direct or indirect benefit, often of a personal nature, on our executive officers and are not generally available to all employees, our Compensation Committee and board have determined that there are sound business reasons for awarding them, such as the ability to attract and retain executive officers. For example, as discussed below under the “Summary Compensation Table,” in fiscal 2008 we provided a car allowance to each of our four named executive officers. Our Compensation Committee believes that a car allowance for members of senior management is a standard reimbursement item for similarly-situated companies and is thus a necessary expense to attract and retain executive officers.
     Our executive officers also participate in benefit programs available to employees generally, such as health insurance. In addition, our company pays for a group life insurance policy that covers certain of our employees, including Mr. Young and Mr. Weston. Benefits under the group life insurance policy are payable to the beneficiaries of the covered employees in the event of their death. The amount of the premium attributable to coverage of each of Mr. Young and Mr. Weston under this group life insurance policy is de minimus.
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
     The Compensation Committee was in session during each of the formal meetings of our company’s board of directors during the fiscal year ended September 30, 2008. The Compensation Committee also held four formal meetings during fiscal 2008; it did not act by unanimous written consent during that period. The members of the Compensation Committee held numerous informal meetings (consisting generally of telephone conference calls) among themselves during fiscal 2008. Mr. Young’s employment agreement was approved by the full board in January 2008. Prior to this approval, the members of the Compensation Committee had spent considerable time in negotiating Mr. Young’s employment agreement, so that by the time the full board approved the employment agreement it bore the imprimatur of the Compensation Committee. Mr. Young’s employment agreement and his related bonus arrangement is described below under “Employment Agreements and Payments upon Termination of Control.”
     At the four formal meetings of the Compensation Committee that were held in fiscal 2008, no individuals other than the members of the Compensation Committee were present. However, during its informal meetings that it held throughout fiscal 2008, advisors were often present when executive compensation was discussed.
     In fiscal 2008, we retained Towers Perrin, a leading compensation consultant with expertise in healthcare services industry compensation practices, to assist it in structuring Mr. Young’s compensation. Towers Perrin provided a third-party perspective based on their extensive knowledge of the healthcare services industry and it advised the Compensation Committee of developments in the design of compensation programs. At the Compensation Committee’s discretion, Towers Perrin may be asked to attend and participate in Compensation Committee meetings that deal with executive pay matters.
     To the knowledge of the members of the Compensation Committee, no member of management retained a compensation consultant on his or her behalf during fiscal 2008.

Compensation of our Named Executive Officers
     This section discusses the amount of each element of compensation paid to our named executive officers in respect of fiscal 2008.
Base Salary. The base salaries for fiscal 2008 for Alexander (Sandy) Young, who has served as chief executive officer of our company since January 2008, Sarah L. Eames, who served as deputy chairman and interim chief executive officer from July 2007 until January 2008 , David Moffatt, who served as chief financial officer of our company during fiscal 2008, and Paul Weston, who served as chief financial officer designate from May 2008 until September 2008, were approved by the full board, upon the recommendation of the Compensation Committee. In the case of Mr. Young, his base salary was negotiated and memorialized in the employment agreement that he entered into in January 2008 when he became our chief executive officer. In the case of Mr. Moffatt, his base salary in fiscal 2008 was the same as in fiscal 2007. Mr. Weston received an increase in base salary when he was appointed as chief financial officer designate in May 2008. In the case of Ms. Eames, her base salary during fiscal 2008 was the amount set forth in her amended and restated employment agreement executed in October 2006, when she was an executive vice president of our company. She did not receive an increase in salary in July 2007, when she assumed her new positions as deputy chairman and interim chief executive officer of our company, nor was her salary reduced in January 2008 when she ceased serving in these roles and resumed her role as executive vice president.
Bonus. The Compensation Committee recommended to the board of directors that Mr. Young be paid a bonus of £65,000 ($128,252) in respect of our 2008 fiscal year and that Mr. Weston be paid a bonus of £44,000 ($86,816) in respect of our 2008 fiscal year. The non-executive members of the board of directors approved the recommendations of the Compensation Committee. Neither Ms. Eames nor Mr. Moffatt received a bonus in respect of our 2008 fiscal year. However, our company did award Mr. Moffatt a £57,000 (approximately $112,000) separation bonus in connection with the termination of his employment. This bonus was awarded to him in October 2008 in recognition of his contributions to our company and arranging a smooth transition of his responsibilities to Mr. Weston. In December 2007, the Compensation Committee had recommended to the board that Mr. Moffatt be awarded a bonus of £75,000 on January 1, 2009, provided that he was still employed by our company on that date. The full board approved this recommendation. Mr. Moffatt did not receive this bonus, because he resigned as chief financial officer of our company effective as of September 30, 2008.
In determining the bonuses to recommend, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Mr. Young and Mr. Weston had performed their duties well and achieved a smooth transition of responsibilities from their respective predecessors.
Long-Term Incentives — Stock Option Grants. During fiscal 2008, we granted the following options to purchase shares of our common stock under our 2002 Stock Option Plan to our named executive officers as compensation in respect of our 2008 fiscal year, all of which have time-based vesting and performance-based vesting: (1) 200,000 to Mr. Young, and (2) 80,000 to Mr. Weston. The exercise price of Mr. Young’s options is $2.11 per share and the exercise price of Mr. Weston’s options is $2.01 per share (in each case, the closing price of a share of our common stock on the date of grant). Each of the options has a ten-year term. In addition, we granted options to purchase 50,000 shares of our common stock to Ms. Eames pursuant to the transitional services agreement described below. We did not grant any options to Mr. Moffatt in respect of our 2008 fiscal year.
Mr. Young’s options were granted pursuant to the employment agreement with our company that he entered into in January 2008. Pursuant to this employment agreement, his options will vest in full on the fourth anniversary of the grant date, subject to the satisfaction by our company of certain performance criteria. The Compensation Committee and Mr. Young are reviewing the exact terms of these performance criteria.
The terms of the options granted to Mr. Weston in fiscal 2008 provided that 25% will vest on the date that our company files its annual report on Form 10-K for its fiscal year ending September 30, 2009 with the Securities and Exchange Commission, 25% will vest on May 14, 2010 and 50% will vest on May 14, 2011. In addition to, and not in lieu of these time-based vesting requirements, the options are subject to performance-based vesting requirements as follows:
•      if our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 20% or more, then all of the options will vest;
•      if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 15% or more but less than 20%, then 50% of the options will vest;
•      if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 10% or more but less than 15%, then 25% of the options will vest;
•      and if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by less than 10%, then none of the options will vest.
Long-Term Incentives—Long-Term Incentive Award. In our employment agreement with Mr. Young, we have agreed to grant to him (in addition to stock options with a time-based criteria and a performance-based criteria) a long-term incentive award that will be settled in shares of our common stock or cash, or a combination of the two, at the discretion of the board. The exact terms of the long-term incentive award have not been finalized. However, it is expected that payments to Mr. Young pursuant to the long-term incentive plan will be subject to the satisfaction by our company of specified performance criteria that is different from the growth in EBIT and EBITDA that have been a feature of our stock options.
Personal Benefits and Perquisites. Our company has traditionally paid a relatively modest amount to our named executive officers by way of personal benefits and perquisites. For each of our three named executive officers, we paid a car allowance in fiscal 2008 ($17,060 in the case of Mr. Young, $4,247 in the case of Ms. Eames, $17,758 in the case of Mr. Moffatt and $7,399 in the case of Mr. Weston). We also contributed $44,781, $56,233 and $19,114, respectively, to Mr. Young’s, Mr. Moffatt’s and Mr. Weston’s U.K.-based private pension fund. The contribution to Mr. Young’s, Mr.. Moffatt’s and Mr. Weston’s private pension fund was made pursuant to the terms of their respective employment agreements.
     In January 2008, in connection with stepping down as the interim chief executive officer and deputy chairman of our company, Ms. Eames entered into a transitional services agreement with our company pursuant to which she agreed, for a period of one year beginning on April 17, 2008, to provide transition services to our chief executive officer and any other persons designated by our chief executive officer, not to exceed more than three days in any calendar month. As compensation for providing transition services, we agreed to pay Ms. Eames $25,000 on each of August 1, 2008, November 1, 2008, February 1, 2009 and May 1, 2009 (or an aggregate of $100,000).
     Pursuant to the transitional services agreement, our company also agreed to grant Ms. Eames an option to purchase 50,000 shares of our common stock. We issued this option in February 2008. The option had an exercise price of $2.11 per share and was subject to time vesting, but not performance-based vesting. The option provided that 12,500 of the shares subject to the option vested on each of the date of grant, November 1, 2008, February 1, 2009 and May 1, 2009. The option also provided that, if Ms. Eames ceased to serve as a director of our company, the option would expire three months after cessation of her directorship. Ms. Eames was not nominated for election at the annual meeting of our shareholders that was held on May 14, 2008 and, consequently, the option expired in August 2008 with only 12,500 shares subject to the option having vested.
     The terms of the transitional services agreement were reached after negotiations with Ms. Eames. The transitional services agreement was negotiated by an ad hoc committee of non-executive directors appointed for that purpose and approved by the full board.
Employment Agreements and Payments upon Termination or Change of Control
     As discussed more fully below under “Employment Agreements; Potential Payments Upon Termination or Change-in-Control,” we have entered into employment agreements with each of Mr. Young and Mr. Weston. Prior to their resignation from our company in fiscal 2008, each of Ms. Eames and Mr. Moffatt was also a party to an employment agreement with our company. The decisions to enter into employment agreements and the terms of those agreements were based on our company’s need to attract and retain executives responsible for the long-term growth of our company.
     Pursuant to our employment agreement with Mr. Young, we are required to give him at least 12 months notice of termination of employment. Pursuant to our employment agreement with Mr. Weston, we are required to give him six months notice of termination of employment. In addition, Mr. Weston’s employment agreement provides that if he is terminated due to an acquisition, we will pay him 12 months’ salary in lieu of notice. (Mr. Moffatt’s employment agreement provided that he was entitled to 12 months’ salary in the event that he was terminated due to an acquisition, but this provision was not triggered during Mr. Moffatt’s tenure with our company.)
     We have structured Mr. Weston’s change in control severance compensation as “double trigger” benefits. In other words, the change of control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated due to a change of control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing appropriate incentives to cooperate in negotiating any change of control. In all, the severance benefits were designed to provide our executive officers with a certain measure of job security and protection against termination without cause and termination or loss of employment through no fault of their own.
     Information regarding our change of control arrangements with Mr. Weston is set forth below under “Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
Tax and Accounting Implications of Executive Compensation
     Tax and accounting issues are considered by the Compensation Committee in setting compensation policies.
     Section 162(m) of the Internal Revenue Code denies a deduction to any publicly-held corporation for compensation paid to certain covered employees in a taxable year to the extent that compensation exceeds $1,000,000 for the covered employee. Under Section 162(m), certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result of this exclusion, stock options granted under our 2002 Stock Option Plan are not subject to the limitations of Section 162(m). However, since we retain discretion over cash bonuses, those bonuses do not qualify for the exemption for performance-based compensation. Since none of our executive officers had compensation in excess of $1,000,000 that was subject to Section 162(m) limitations in fiscal 2008, Section 162(m) was not applicable.
     We make decisions about the grant of stock options based partly on the accounting treatment they receive under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The effect of FAS 123R is to reduce our reported profits by the cost of our stock option grants. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion of the assumptions made in determining the grant- date fair value.
     While the Compensation Committee attempts to recommend compensation for executives that produces favorable tax and accounting treatment for our company, its main objective is to develop fair and equitable compensation arrangements that attract, motivate and retain talented executives.

Stock Ownership Guidelines
     While we have not adopted equity or other security ownership requirements or guidelines that specify any minimum amounts of ownership for our directors or our executive officers, we encourage our officers and directors to maintain at least some equity in our company and to align their interests with those of our stockholders. We have adopted policies that restrict the circumstances in which executives may “hedge” the economic risk of common stock ownership. Our insider trading policy prohibits both short sales (i.e., selling stock that is not owned and borrowing shares to make delivery) and the buying or selling of puts, call or other derivatives in respect of securities of our company, other than long-term hedging transactions that are designed to protect an individual’s investment in our company and that are pre-cleared in accordance with the procedures set forth in our insider trading policy. In order to meet the criteria that a long-term hedging transaction be designed to protect an individual’s investment in our company, our insider trading policy requires that any hedge must be for at least one year and relate to stock or options held by the individual.
Compensation Committee Report
     The Compensation Committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The Compensation Committee
     Sophia Corona
     G. Richard Green
     Jeffrey S. Peris
Executive Compensation
Summary Compensation Table
     The following table summarizes all compensation earned by or paid to our named executive officers in fiscal 2008 and fiscal 2007.

Name and				Option	All Other
Principal	Fiscal	Salary	Bonus	Awards	Compensation		Total
Position(s)	Year	($)	($)	($)(6)	($)		($)
Alexander (Sandy) Young, Chief Executive Officer(1)	2008	$298,545	$128,252	(7)	$61,842	(8)(9)	$488,639

Sarah L. Eames, Deputy Chairman, Interim Chief Executive Officer and	2008	$152,308	—	$12,188	$4,247	(10)	$168,743
Executive Vice President(2)	2007	$300,577	$250,000	$147,045	$7,800	(10)	$705,422

Name and				Option	All Other
Principal	Fiscal	Salary	Bonus	Awards	Compensation		Total
Position(s)	Year	($)	($)	($)(6)	($)		($)
David Moffatt,	2008	$374,889 (5)	$112,467	$72,013	$75,801	(11)	$635,170
Chief Financial Officer(3)	2007	$374,148	$344,610	$137,185	$73,845	(11)	$929,788

Paul Weston, ChiefFinancial Officer Designate(4)	2008	$127,429	$86,816	$93,185	$26,514	(9)(12)	$333,944

(1)	Mr. Young became our chief executive office in January 2008.

(2)	Ms. Eames assumed the positions of deputy chairman and interim chief executive officer of our company in July 2007 and served in such capacities until January 2008. From January 2008 until April 2008, Ms. Eames served as executive vice president of our company.

(3)	Mr. Moffatt resigned as chief financial officer of our company effective September 30, 2008.

(4)	Mr. Weston was appointed chief financial officer designate of our company in May 2008. On October 1, 2008, Mr. Weston became the chief financial officer of our company.

(5)	Mr. Moffatt received the same salary in fiscal 2008, denominated in pounds sterling, as he did in fiscal 2007. The difference between the amount reported as salary in fiscal 2008 versus fiscal 2007 for Mr. Moffatt is due to the fluctuating exchange rate between pounds sterling and the U.S. dollar.

(6)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions). They do not reflect compensation actually received by the named executive officers. The amounts shown in this column have been calculated in accordance with FAS 123R. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs. The grant date fair market value of the stock options granted in fiscal 2008 is shown in the Grant of Plan-Based Awards table below.

(7)	We have not recognized a compensation cost associated with the 200,000 options awarded during fiscal 2008 to Mr. Young pursuant to his employment agreement, as the criteria for a grant date under FAS 123R has not been established.

(8)	Represents payment for a car allowance of $17,060 and payments of $44,782 towards Mr. Young’s U.K.- based private pension fund.

(9)	Our company pays for a group life insurance policy that covers certain of our employees, including the named executive officer, and is payable to the beneficiaries of the covered employees in the event of their death. The amount listed in the “All Other Compensation” column does not include premiums in a de minimus amount that are attributable to the coverage of the named executive officer under such group life insurance policy.

(10)	Represents payment for a car allowance.

(11)	For 2008, represents payment for a car allowance of $17,758, payments of $56,233 towards Mr. Moffatt’s U.K.-based private pension fund and the transfer to Mr. Moffatt of a company printer and laptop computer valued at $1,810. For fiscal 2007, represents payment for a car allowance of $17,723 and payments of $56,122 towards Mr. Moffatt’s U.K.-based private pension fund.

(12)	Represents payment for a car allowance of $7,399 and payments of $19,115 towards Mr. Weston’s U.K.- based private pension fund.

Grants of Plan-Based Awards
     The following table summarizes the options that our company granted to our named executive officers during fiscal 2008. All options listed in the table were granted under our 2002 Stock Option Plan.

All Other
					Option		Grant
					Awards:	Exercise	Date Fair
		Estimated Future Payouts			Number of	or Base	Value of
		under Equity			Securities	Price of	Stock
		Incentive Plan Awards			Underlying	Option	and
	Grant	Threshold	Target	Maximum	Options	Awards	Option
Name	Date	(#)	(#)	(#)	(#)	($/Sh)	Awards(5)
Alexander (Sandy) Young	(1)	0	(1)	200,000 (1)	(3)	$2.11	(3)

Sarah L. Eames	2/6/08	NA	NA	NA	50,000 (4)	$2.11	$48,750

Paul Weston	5/14/08	0	(2)	80,000 (2)	0	$2.01	$82,616

(1)	On February 6, 2008, Mr. Young was awarded options to purchase up to 200,000 shares of our common stock. The exact terms of these options have not yet been finalized. However, it is expected that the vesting of these options will be subject to the satisfaction by our company of specified performance criteria.

(2)	The terms of Mr. Weston’s options provide that 25% will vest on the date that our company files its annual report on Form 10-K for its fiscal year ending September 30, 2009 with the Securities and Exchange Commission, 25% will vest on May 14, 2010 and 50% will vest on May 14, 2011. In addition to, and not in lieu of these time-based vesting requirements, the options are subject to the following performance-based vesting requirements:
•	if our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 20% or more, then all of the options will vest;

•	if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 15% or more but less than 20%, then 50% of the options will vest;

•	if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 10% or more but less than 15%, then 25% of the options will vest;

•	and if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by less than 10%, then none of the options will vest.
(3)	In our employment agreement with Mr. Young, we have agreed to grant Mr. Young an individual long term incentive award, the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $5.5 million at current exchange rates) by January 2012. The exact terms of the long-term incentive award, including the number of options, stock appreciation rights or other securities to be awarded thereunder, have not been finalized. Since the criteria for a grant date under FAS 123R have not been established, the grant date fair value of the option award cannot be determined.

(4)	The option granted to Ms. Eames provided that 12,500 of the shares subject to the option vested on each of the date of grant, November 1, 2008, February 1, 2009 and May 1, 2009. The option also provided that, if Ms. Eames ceased to serve as a director of our company, the option would expire three months after cessation of her directorship. Ms. Eames was not nominated for election at the annual meeting of our shareholders that was held on May 14, 2008 and, consequently, the option expired in August 2008 with only 12,500 shares subject to the option having vested.

(5)	The amounts shown in this column represent the full grant date value of each equity award computed in accordance with FAS 123R. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.

Outstanding Equity Awards at Fiscal Year End
     The following table summarizes the outstanding options held by our named executive officers at September 30, 2008.

Option Awards
Equity
Incentive
Plan
Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise
	(#)	(#)	Options	Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Alexander (Sandy) Young(1)	—	—	200,000 (2)	$2.11	2/6/2015

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise
	(#)	(#)	Options	Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Sarah L. Eames	150,000	—	—	$1.92	4/16/2010	(6)

David Moffatt	50,000	—	50,000 (3)	$1.92	12/31/2008	(7)
	100,000	50,000	—	2.71	12/31/2008	(7)

Paul Weston	12,000	—	—	$6.20	3/23/2015
	10,000	—	—	5.65	9/30/2015
	30,000	—	30,000 (4)	1.92	10/16/2016
	—	—	80,000 (5)	2.01	5/14/2018

(1)	In addition to the options described in this table, we have agreed to grant Mr. Young an individual long term incentive award, the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $5.5 million at current exchange rates) by January 2012. The exact terms of the long-term incentive award, including the number of stock appreciation rights or other securities to be awarded thereunder, have not been finalized.

(2)	The exact terms of these options have not yet been finalized. However, it is expected that the vesting of these options will be subject to the satisfaction by our company of specified performance criteria.

(3)	The terms of these options provide that one-half will vest if our company’s EBIT for fiscal 2007 exceeds EBIT for fiscal 2006 by 3.5% and one-half will vest if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5%. The options subject to vesting if our EBIT for 2007 exceeds EBIT for fiscal 2006 by 3.5% vested on December 13, 2007. The options subject to vesting if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5% would have vested upon the filing of this Form 10-K with the Securities and Exchange Commission; however, since Mr. Moffatt resigned as of September 30, 2008, these options were forfeited.

(4)	The terms of these options provide that one-half will vest if our company’s EBIT for fiscal 2007 exceeds EBIT for fiscal 2006 by 3.5% and one-half will vest if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5%. The options subject to vesting if our EBIT for 2007 exceeds EBIT for fiscal 2006 by 3.5% vested on December 13, 2007. The options subject to vesting if our company’s EBIT for fiscal 2008 exceeds EBIT for fiscal 2007 by 6.5% will vest upon the filing of this Form 10-K with the Securities and Exchange Commission.

(5)	The terms of these options are described in the footnotes to the “Grant of Plan Based Awards” table above.

(6)	By their terms, these options expire two years after termination of employment.

(7)	These options expire three months after Mr. Moffatt’s resignation from our company on September 30, 2008.

Employment Agreements; Potential Payments
Upon Termination or Change-in-Control
     In January 2008, we entered into an employment agreement with Alexander Young, our chief executive officer. Pursuant to his employment agreement, Mr. Young serves as the chief executive officer of our company at a salary of £0.2 million per annum (approximately $0.4 million at current exchange rates), subject to annual review by the Compensation Committee, and as a director of the Company. Mr. Young’s employment agreement provides that it shall continue until terminated by either party giving the other party no less than 12 month’s prior written notice. In addition, the employment agreement automatically terminates on Mr. Young’s 65th birthday. In addition, pursuant to his employment agreement:
•	we issued Mr. Young 200,000 stock options in February 2008;

•	we will grant Mr. Young an individual long term incentive award, the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $5.5 million at current exchange rates) by January 2012. The long-term incentive award may be settled in shares of our common stock or in cash, or a combination of the two, at the discretion of our board of directors;

•	we provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
     Mr. Young’s employment agreement does not provide for payments to be made to him at, following or in connection with a change of control of our company. In lieu of the 12 month’s prior written notice of termination, our employment agreement with Mr. Young provides that we may terminate the employment agreement at any time by making a payment to Mr. Young equal to his salary for the notice period (or, if applicable, the remainder of the notice period) and the cost to us of providing Mr. Young with his health insurance, car allowance and contribution to his U.K.-based private pension fund for the notice period (or, if applicable, the remainder of the notice period). The following table illustrates that benefits that Mr. Young would have been entitled to receive pursuant to this employment agreement, assuming (i) our company terminated his employment on September 30, 2008, and (ii) we chose to pay his salary and benefits in one lump sum, rather than provide him with 12 months notice of termination:

Severance payment in lieu of salary	$414,351
Severance payment in lieu of health insurance	$3,624
Severance payment in lieu of car allowance	$23,677
Severance payment in lieu of payment towards U.K.-based private pension fund	$62,153

Total:	$503,805	(1)

(1)	Represents a single payment.

     In October 2006 we entered into an amended and restated employment agreement with Ms. Eames. Pursuant to her amended and restated employment agreement, Ms. Eames agreed to continue to serve as executive vice president of our company until April 2008. The amended and restated employment agreement provided for automatic renewal for successive periods of one year each unless terminated by either party on 90 days’ notice. Pursuant to her amended and restated employment agreement, Ms. Eames’ base salary was $250,000 per annum. In addition, she was entitled to receive $5,000 for each trip of five business days or more that she made to the United Kingdom on company business, up to a maximum amount of $50,000 in any calendar year.
     Ms. Eames’ employment agreement was not further amended upon her becoming the interim chief executive officer of our company in July 2007.
     In January 2008, we sent to Ms. Eames notification that we were terminating her employment agreement, effective in April 2008. Also in January 2008, in connection with stepping down as the interim chief executive officer and deputy chairman of our company, Ms. Eames entered into a transitional services agreement with our company pursuant to which she agreed, for a period of one year beginning on April 17, 2008, to provide transition services to our chief executive officer and any other persons designated by our chief executive officer, not to exceed more than three days in any calendar month. As compensation for providing transition services, we agreed to pay Ms. Eames $25,000 on each of August 1, 2008, November 1, 2008, February 1, 2009 and May 1, 2009 (or an aggregate of $100,000).
     Pursuant to the transitional services agreement, our company also agreed to grant Ms. Eames an option to purchase 50,000 shares of our common stock. We issued this option in February 2008. The option had an exercise price of $2.11 per share and was subject to time vesting, but not performance-based vesting. The option provided that 12,500 of the shares subject to the option vested on each of the date of grant, November 1, 2008, February 1, 2009 and May 1, 2009. The option also provided that, if Ms. Eames ceased to serve as a director of our company, the option would expire three months after cessation of her directorship. Ms. Eames was not nominated for election at the annual meeting of our shareholders that was held on May 14, 2008 and, consequently, the option expired in August 2008 with only 12,500 shares subject to the option having vested.
     In July 2006 we entered into an employment agreement with Mr. Moffatt. Our employment agreement with Mr. Moffatt provided that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. Our employment with Mr. Moffatt further provided that Mr. Moffatt will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt received a salary of £0.2 million (approximately $0.4 million) in fiscal 2008. In addition, pursuant to his employment agreement with us, Mr. Moffatt received a car allowance and we made a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. Pursuant to his employment agreement, Mr. Moffatt was entitled to receive 12 months’ salary in the event that he was is terminated due to an acquisition.
     In May 2008, Mr. Moffatt notified us that would resign as the chief financial officer of our company, effective on September 30, 2008. Mr. Moffatt resigned as chief financial officer of our company on September 30, 2008. On October 1, 2008, we executed a separation agreement with Mr. Moffatt pursuant to which we agreed to pay him £57,000 (approximately $0.1 million) in a lump-sum severance payment.
     In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer designate. Mr. Weston became our chief financial officer on October 1, 2008. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £0.2 million (approximately $0.3 million). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In the event that Mr. Weston’s employment had been terminated on September 30, 2008 due to an acquisition, we would have been required to pay him $0.3 million in a single lump sum payment.
Director Compensation
     The following table summarizes the compensation paid to our directors during fiscal 2008.
Director Compensation Table for Fiscal 2008

	Fees Earned
	or Paid in	Option
	Cash	Awards	Total
Name (1)(2)	($)	($)(4)(5)	($)
Sophia Corona	$40,000	$48,801	$88,801
Sarah L. Eames(3)	$2,500	—	$2,500
G. Richard Green	$35,000	$57,667	$92,677
Wayne Palladino	$35,000	$57,667	$92,677
Jeffrey S. Peris	$40,000	$74,710	$114,710

	Fees Earned
	or Paid in	Option
	Cash	Awards	Total
Name (1)(2)	($)	($)(4)(5)	($)
Ann Thornburg	$50,000	$65,833	$115,833
Mark Tompkins	$100,000	$104,003	$204,003

(1)	Alexander (Sandy) Young, who has served as a director of our company since January 2008, is not included in this table because he is an employee of our company who received no additional compensation for services as a director. The compensation received by Mr. Young as an employee of our company during fiscal 2008 is reflected in the Summary Compensation Table.

(2)	Except as otherwise indicated, each individual named below served as a director our company for all of fiscal 2008.

(3)	Sarah L. Eames served as an executive officer of our company until April 2008 and as a director of our company until May 2008. The amounts shown opposite her name are the amounts she received in her role as a non-executive director of the company in the period from April 2008 to May 2008.

(4)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes (disregarding any estimate of forfeitures based related to service-based vesting conditions). The amounts shown represent the grant date fair value of the option, computed in accordance with FAS 123R. The amounts shown do not reflect compensation actually received by the named directors. The amounts shown in this column have been calculated in accordance with FAS 123R. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2008 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that a director will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.

(5)	As of September 30, 2008, each director listed in the table above had the following option awards outstanding set forth opposite his or her name below:
•	Sophia Corona: 150,000

•	G. Richard Green: 167,000

•	Wayne Palladino: 171,000

•	Jeffrey S. Peris: 224,000

•	Ann Thornburg: 200,000

•	Mark Tompkins: 265,000
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
     In February 2008, our board adopted a Nominating Committee charter and appointed four independent directors to the Nominating Committee. Members of the Nominating Committee do not receive any additional compensation for serving on the Nominating Committee.
     We make payments to our directors of the amounts to which they are entitled on a quarterly basis.
Equity-Based Compensation
     Prior to the adoption of the compensation program for directors in July 2007, we had traditionally granted stock options to directors upon their becoming members of the board of directors and periodically thereafter, but on an irregular basis. As part of the compensation program for directors adopted in July 2007, and in order to ensure that directors have an ownership interest aligned with our shareholders, our board granted to each non-employee director options to purchase 50,000 shares of our common stock at a price of $2.24 per share. In connection with its periodic review of director compensation, our board granted options to purchase 100,000 shares of our common stock at a price of $2.01 per share to each non-employee director in May 2008. In connection with this grant of options, the chairman of our Audit Committee and the chairman of our Compensation Committee received options to purchase an additional 50,000 shares of our common stock and our chairman of the board received options to purchase an additional 100,000 shares of our common stock, in each case at a price of $2.01 per share.
     Our board anticipates that it will review board compensation annually in conjunction with the board’s review of executive officer salaries and benefits.

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee consists of Sophia Corona, G. Richard Green and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee. Ms. Corona and Messrs. Green and Peris served on our Compensation Committee throughout fiscal 2008. None of Ms. Corona or Messrs. Green or Peris has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2008 that requires disclosure under the rules of the Securities and Exchange Commission. In addition, during fiscal 2008, no executive officer of our company served as either a director or a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our company’s Compensation Committee or board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of November 21, 2008 (the “Determination Date”) (except as noted in the footnotes below) by (1) each director of our company, (2) each current named executive officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records. Except as set forth below, the address of each of the following holders of shares of our common stock is c/o Allied Healthcare International Inc., 245 Park Avenue, New York, New York 10167.

	Number of
	Shares of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name	Owned		Owned(1)
Alexander (Sandy) Young	—	(2)	—%
Paul Weston	82,000	(3)	*
Sophia Corona	50,000	(4)	*
G. Richard Green	149,854	(5)	*
Wayne Palladino	77,164	(6)	*
Jeffrey S. Peris	88,500	(7)	*
Ann Thornburg	62,500	(8)	*
Mark Tompkins	90,000	(9)	*
Washington & Congress Capital Partners, L.P.	7,697,578	(10)	17.1%
Rutabaga Capital Management LLC	4,847,744	(11)	10.8%

	Number of
	Shares of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name	Owned		Owned(1)
Dimensional Fund Advisors LP	3,408,037	(12)	7.6%
Keane Capital Management, Inc.	2,358,055	(13)	5.2%
All current executive officers and directors as a group (8 persons)	600,018	(14)	1.3%

*	Less than 1%.

(1)	As of the Determination Date, there were 44,986,229 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of the Determination Date, but that no other shareholders have exercised the options held by them.

(2)	Does not include 200,000 shares subject to options held by Mr. Young that are exercisable within 60 days of the Determination Date.

(3)	Consists of 82,000 shares subject to options held by Mr. Weston that are exercisable within 60 days of the Determination Date. Does not include 80,000 shares subject to options held by Mr. Weston that are not exercisable within 60 days of November the Determination Date.

(4)	Consists of 50,000 shares subject to options held by Ms. Corona that are exercisable within 60 days of the Determination Date. Does not include 100,000 shares subject to options held by Ms. Corona that are not exercisable within 60 days of the Determination Date.

(5)	Consists of 3,000 shares of common stock held by Mr. Green, 57,995 shares of common stock held jointly by Mr. Green and his wife, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 67,000 shares subject to options held by Mr. Green that are exercisable within 60 days of the Determination Date and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green shares voting and dispositive power over the shares of our common stock held by Orion Nominees Limited with his wife. Does not include an additional 100,000 shares subject to options held by Mr. Green that are not exercisable within 60 days of the Determination Date.

(6)	Consists of 6,164 shares of common stock held by Mr. Palladino and 71,000 shares subject to options that are exercisable within 60 days of the Determination Date. Does not include an additional 100,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of the Determination Date.

(7)	Consists of 2,000 shares of common stock held by Dr. Peris and 86,500 shares subject to options held by Dr. Peris that are exercisable within 60 days of the Determination Date. Does not include an additional 137,500 shares subject to options held by Dr. Peris that are not exercisable within 60 days of the Determination Date.

(8)	Consists of 62,500 shares subject to options held by Ms. Thornburg that are exercisable within 60 days of the Determination Date. Does not include 137,500 shares subject to options held by Ms. Thornburg that are not exercisable within 60 days of the Determination Date.

(9)	Consists of 90,000 shares subject to options held by Mr. Tompkins that are exercisable within 60 days of the Determination Date. Does not include 175,000 shares subject to options held by Mr. Tompkins that are not exercisable within 60 days of the Determination Date.

(10)	Excludes 93,492 shares of common stock held by Triumph III Investors, L.P. Washington & Congress Capital Partners, L.P. may be deemed to be a member of a group that includes Triumph III Investors, L.P. The address of Washington & Congress Capital Partners, L.P. is 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110.

(11)	The number of shares is given as of September 30, 2008, the end of the period covered by the Schedule 13F filed by Rutabaga Capital Management LLC with the Securities and Exchange Commission on November 11, 2008. The address of Rutabaga Capital Management LLC is 64 Broad Street, Boston, Massachusetts 02109.

(12)	The number of shares is given as of September 30, 2008, the end of the period covered by the Schedule 13F filed by Dimensional Fund Advisors LP with the Securities and Exchange Commission on October 30, 2008. The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, California 90401.

(13)	The number of shares is given as of September 30, 2008, the end of the period covered by the Schedule 13F filed by Keane Capital Management, Inc. with the Securities and Exchange Commission on November 13, 2008. The address of Keane Capital Management, Inc. is 3440 Torringdon Way, Suite 308, Charlotte, North Carolina 28277.

(14)	Includes an aggregate of 509,000 shares subject to options held by our executive officers and directors that are exercisable within 60 days of the Determination Date and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership.
Equity Compensation Plan Information
     The following table sets forth certain information as of September 30, 2008 regarding compensation plans under which equity securities of our company are authorized for issuance:
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,776,334	$2.23	2,206,762
Equity compensation plans not approved by shareholders	135,000	$3.37	—

Total	2,911,334	$2.28	2,206,762

     The securities covered by the equity compensation plan that has not been approved by our shareholders consist of warrants that were issued to a third party. The warrants were issued as partial compensation for the agreement by the third party to provide consulting services related to corporate finance and investment banking matters. The warrants, which were issued in April 2007, expired in October 2008 without having been exercised and were exercisable at prices ranging from $3.00 to $3.75 per share.
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
     Other than as described in the previous paragraph and other than the compensation and severance arrangements with our named executive officers and the director compensation arrangements described in “Item 11—Executive Compensation,” we are not a participant in any transaction involving more than $120,000 in which any shareholder holding more than 5% of our outstanding common stock, any of our executive officers or directors or their immediate family members, or any other “related person” (as such term is defined in the rules of the Securities and Exchange Commission) has or will have a direct or indirect material interest.
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
     Under its charter, the Audit Committee has the responsibility of reviewing related party transactions (other than executive and director compensation) between our company and our offices, directors, key employees and any of their affiliates. Notwithstanding the foregoing, in some cases (such as executive compensation arrangements), the full board has approved the related party transaction. In addition, as a general matter, the Compensation Committee recommends, for full board consideration and approval, the compensation of our executive officers, to the extent not set forth in an executive officer’s employment agreement.
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
Director Independence
     Our board of directors has determined that Sophia Corona, G. Richard Green, Wayne Palladino, Jeffery A. Peris, Ann Thornburg and Mark Tompkins are “independent directors,” as such term is defined in the rules of the Nasdaq Stock Market. The only current member of our board of directors who is not independent is Alexander (Sandy) Young, who serves an executive officer of our company. In addition, Sarah Eames, who served as a director of our company until May 2008, was not an independent director of our company because of her position as an executive officer of our company.
     All of the members of each of our Audit Committee, our Compensation Committee and our Nominating Committee are “independent directors,” as such term is defined in the rules of the Nasdaq Stock Market. The members of our Audit Committee also satisfy the requirements for independence imposed upon audit committee members by Rule 10A-3 promulgated under the Securities Exchange Act of 1934 by the Securities and Exchange Commission.
     The Nasdaq rules for independent directors provide, among other things, that a director cannot be considered independent if he or she has been employed by the issuer in the past three years. In considering whether Mr. Palladino qualified as an “independent director” under the Nasdaq rules, our board of directors considered the fact that he served from February 1991 until August 2000 as an officer of our company in various positions (including chief financial officer).
Item 14. Principal Accountant Fees and Services.
Audit and Other Fees During Fiscal 2006 and Fiscal 2007
     The following table sets forth the fees we were billed in respect of our fiscal year ended September 30, 2008 and September 30, 2007 for various audit and other services. Our auditors in respect of those fiscal years was Eisner LLP.

	Fiscal 2008	Fiscal 2007
Audit fees	$764,000	$1,388,932

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—
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
Pre-Approval Policy
     The charter of the Audit Committee was revised and restated by the board of directors on May 4, 2007. The revised charter of the Audit Committee, as did the previous charter, provides that the Audit Committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the “de minimus exception”) for non-audit services that are permitted by Section 10A(i)(1)(B) the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit. Pursuant to its charter, the Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that a decision of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.
     We did not incur audit-related fees, tax fees or other fees during fiscal 2008 or fiscal 2007. Accordingly, no such fees were approved by the Audit Committee after the fact in reliance upon the de minimus exception.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this Annual Report on Form 10-K:

Page
(1)	Consolidated Financial Statements:

	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets – September 30, 2008 and 2007	F-3

	Consolidated Statements of Operations – for the years ended September 30, 2008, 2007 and 2006	F-4

	Consolidated Statements of Changes in Shareholders’ Equity – for the years ended September 30, 2008, 2007 and 2006	F-5

	Consolidated Statements of Cash Flows – for the years ended September 20, 2008, 2007 and 2006	F-6

	Notes to Consolidated Financial Statements	F-8

(2)	Consolidated Financial Statement Schedules:

	Schedule I – Condensed Financial Information	S-1

	Schedule II – Valuation and Qualifying Accounts	S-5

Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited consolidated financial statements or related notes.

(3)     Exhibits:

Exhibit
Number	Title

2.1	Agreement, dated September 30, 2007, among Air Liquide Limited, Omnicare Limited, Allied Healthcare Group Holdings Limited and Air Liquide UK Limited (incorporated herein by reference to Exhibit 2.1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007; File No. 001-11570).

3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.2	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.3	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.4	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002; File No. 333-87304).

3.6	Certificate of Amendment to Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002; File No. 001-11570).

Exhibit
Number	Title

3.7	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002; File No. 001-11570).

3.8	Certificate of Amendment of the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002; File No. 001-11570).

3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004; File No. 001-11570).

3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004; File No. 001-11570).

3.11	Certificate of Change of Allied Healthcare International Inc. filed with the Department of State of the State of New York on April 26, 2007 (incorporated herein by reference to Exhibit 3.11 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007; File No. 001-11570).

3.12	Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996; File No. 000-20918).

3.13	Amendment to the Bylaws of Allied Healthcare International Inc. effective June 7, 2002 (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002; File No. 001-11570).

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002; File No. 001-11570).

10.1	Transworld Home HealthCare, Inc. 1992 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998; File No. 001-11570).

Exhibit
Number	Title

10.2(1)	Form of Indemnity Agreement for officers and directors.

10.3	Amended and Restated Employment Agreement, dated October 16, 2006, between Allied Healthcare International Inc. and Sarah Eames (incorporated herein by reference to Exhibit 10.4E of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.4	Transitional Services Agreement, dated January 14, 2008, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008; File No. 001-11570).

10.5	Registration Rights Agreement, dated April 30, 2002, among Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), Triumph Partners III, L.P. and Triumph III Investors, L.P. (incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002; File No. 333-87304).

10.6	2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002; File No. 333-87304).

10.7A	Employment Agreement, dated July 31, 2006, between Allied Healthcare Group Limited and David Moffatt (incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.7B(1)	Leaving Agreement, executed by Allied Healthcare Group Limited on October 1, 2008, between Allied Healthcare Group Limited and David Moffatt.

10.8A	Facility Agreement, dated July 19, 2004, as amended and restated on December 12, 2006, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. named therein, Barclays Capital and Lloyds TSB Bank plc, as arrangers, and the other banks named therein (incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.8B	Amendment Letter, dated January 30, 2007, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank plc (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007; File No. 001-11570).

Exhibit
Number	Title

10.8C	Amendment Letter, dated August 6, 2007, among Allied Healthcare Group Holdings Limited, Allied Healthcare International Inc., the subsidiaries of Allied Healthcare International Inc. identified therein, Barclays Bank PLC and Lloyds TSB Bank PLC (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; File No. 001-11570).

10.9	Pledge and Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent (incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.10	Intellectual Property Security Agreement, dated December 12, 2006, between Allied Healthcare International Inc. and Barclays Bank PLC, as security agent (incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.11A	Sales Ledger Financing Agreement, dated December 12, 2006, between Allied Healthcare Group Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006; File No. 001-11570).

10.11B	Sales Ledger Financing Agreement, dated December 12, 2006, between Allied Staffing Professionals Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006; File No. 001-11570).

10.11C	Sales Ledger Financing Terms and Conditions Agreement between Allied Healthcare Group Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006; File No. 001-11570).

10.11D	Sales Ledger Financing Terms and Conditions Agreement between Allied Staffing Professionals Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006; File No. 001-11570).

10.12	Settlement Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken (but executed by Mr. Aitken on July 2, 2007), including the U.K. Compromise Agreement, dated June 26, 2007, between Allied Healthcare International Inc. and Timothy M. Aitken attached thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007; File No. 001-11570).

10.13	Executive Service Agreement, dated December 22, 2007, between Allied Healthcare International Inc. and Alexander Young, but executed by Allied Healthcare International Inc. on January 8, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008; File No. 001-11570).

Exhibit
Number	Title

10.14	Employment Agreement, dated May 1, 2008, between Allied Healthcare Group Limited and Paul Weston (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008; File No. 001-11570).

11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

14	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003; File No. 001-11570).

21(1)	Subsidiaries of Allied Healthcare International Inc.

23(1)	Consent of Eisner LLP, independent registered public accounting firm of Allied Healthcare International Inc.

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

99.1	AIM Schedule 1—Pre-Admission Announcement filed by Allied Healthcare International Inc. with the Alternative Investment Market of the London Stock Exchange (incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2005; File No. 001-11570).

(1)	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Sandy Young
	Name:	Sandy Young
	Title:	Chief Executive Officer
Dated: November 25, 2008
POWER OF ATTORNEY
          Each person whose signature appears below constitutes and appoints Sandy Young, Paul Weston and Marvet Abbassi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandy Young Sandy Young	Chief Executive Officer (principal executive officer)	November 25, 2008

/s/ Paul Weston Paul Weston	Chief Financial Officer (principal financial and accounting officer)	November 25, 2008

/s/ Sophia Corona Sophia Corona	Director	November 25, 2008

/s/ G. Richard Green G. Richard Green	Director	November 25, 2008

/s/ Wayne Palladino Wayne Palladino	Director	November 25, 2008

/s/ Jeffrey S. Peris Jeffrey S. Peris	Director	November 19, 2008

/s/ Ann Thornburg Ann Thornburg	Director	November 20, 2008

/s/ Mark Tompkins Mark Tompkins	Director	November 24, 2008

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2008. Our audits also included the financial statement schedules listed at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109,” effective as of October 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allied Healthcare International Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 24, 2008 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
November 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
We have audited the internal control over financial reporting of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.
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
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the years ended September 30, 2008 and September 30, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2008, and our report dated November 24, 2008 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109,” effective as of October 1, 2007.
/s/ Eisner LLP
New York, New York
November 24, 2008

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,199	$20,241
Restricted Cash	136	55,819
Accounts receivable, less allowance for doubtful accounts of $823 and $1,570, respectively	17,774	21,490
Unbilled accounts receivable	15,892	14,375
Deferred income taxes	474	182
Derivative asset	—	640
Prepaid expenses and other assets	1,375	1,448
Assets of discontinued operations	182	205

Total current assets	62,032	114,400

Property and equipment, net	8,574	9,767
Goodwill	109,292	122,843
Other intangible assets, net	3,345	5,465
Deferred income taxes	—	304
Taxes receivable	19	—

Total assets	$183,262	$252,779

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$54,795
Accounts payable	1,614	3,950
Accrued expenses, inclusive of payroll and related expenses	28,244	30,614
Taxes payable	—	3,375
Liabilities of discontinued operations	624	1,286

Total current liabilities	30,482	94,020

Deferred income taxes	110	—

Total liabilities	30,592	94,020

Commitments and contingencies (Notes 3, 5 and 10)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,571 shares, respectively	456	456
Additional paid-in capital	241,018	240,206
Accumulated other comprehensive income	1,819	18,018
Accumulated deficit	(88,329)	(97,627)

	154,964	161,053
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	152,670	158,759

Total liabilities and shareholders’ equity	$183,262	$252,779

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Revenues:
Net patient services	$298,577	$277,795	$280,205

Cost of revenues:
Patient services	208,192	193,839	194,475

Gross profit	90,385	83,956	85,730

Selling, general and administrative expenses	77,655	75,284	71,103
Impairment of goodwill	—	—	110,004
Impairment of long-lived assets (fixed assets and other intangibles)	—	—	10,038

Operating income (loss)	12,730	8,672	(105,415)

Interest income	935	124	125
Interest expense	(542)	(4,156)	(2,862)
Foreign exchange (loss) income	(586)	285	73
Other income	—	759	39

Income (loss) before income taxes and discontinued operations	12,537	5,684	(108,040)

Provision for (benefit from) income taxes	3,751	2,068	(1,887)

Income (loss) from continuing operations	8,786	3,616	(106,153)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	6,266	(17,618)
Gain on disposal of subsidiaries, net of taxes	—	56,471	—

Income (loss) from discontinued operations	—	62,737	(17,618)

Net income (loss)	$8,786	$66,353	$(123,771)

Basic net income (loss) per share of common stock
Income (loss) from continuing operations	$0.20	$0.08	$(2.36)
Income (loss) from discontinued operations	—	1.40	(0.39)

Net income (loss) per share of common stock	$0.20	$1.48	$(2.75)

Diluted net income (loss) per share of common stock
Income (loss) from continuing operations	$0.19	$0.08	$(2.36)
Income (loss) from discontinued operations	—	1.39	(0.39)

Net income (loss) per share of common stock	$0.19	$1.47	$(2.75)

Weighted average number of common shares outstanding:
Basic	44,986	44,962	44,930

Diluted	45,078	45,147	44,930

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	(Deficit)	Treasury
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Total
Balance, September 30, 2005	45,441	$454	$237,796	$6,112	$(40,209)	$(2,294)	$201,859

Comprehensive loss:
Net loss					(123,771)		(123,771)
Foreign currency translation adjustment, net of taxes of $1,037				6,466			6,466
Unrealized gains from cash flow hedging activities, net of taxes of $291				680			680

Comprehensive loss							(116,625)

Stock based compensation			736				736

Issuance of common stock for:
Exercise of stock options	101	1	410				411

Excess tax benefits on stock options exercised			2				2

Balance, September 30, 2006	45,542	$455	$238,944	$13,258	$(163,980)	$(2,294)	$86,383

Comprehensive income:
Net income					66,353		66,353
Foreign currency translation adjustment, net of taxes of $1,441				5,032			5,032
Unrealized gains from cash flow hedging activities, net of taxes of $(117)				(272)			(272)

Comprehensive income							71,113

Stock based compensation			764				764

Issuance of common stock for consulting services	29	1	63				64

Issuance and modification of warrants for professional services			435				435

Balance, September 30, 2007	45,571	$456	$240,206	$18,018	$(97,627)	$(2,294)	$158,759

Comprehensive loss:
Net income					8,786		8,786
Foreign currency translation adjustment, net of taxes of $(1,747)				(16,199)			(16,199)

Comprehensive loss							(7,413)

Cumulative effect of adopting FIN 48					512		512

Stock based compensation			812				812

Balance, September 30, 2008	45,571	$456	$241,018	$1,819	$(88,329)	$(2,294)	$152,670

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,786	$66,353	$ (123,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(6,266)	17,618
Gain on disposal of subsidiaries	—	(56,471)	—
Depreciation and amortization	3,231	3,377	3,729
Amortization of intangible assets	1,634	1,743	1,826
Amortization of debt issuance costs	—	368	180
Warrants issued for professional services	—	499	—
Impairment of goodwill	—	—	110,004
Impairment of long-lived assets	—	—	10,038
(Decrease) increase in provision for allowance for doubtful accounts	(167)	222	428
Loss (gain) on sale of fixed assets	166	—	(3)
Stock based compensation	812	764	736
Excess tax benefits on stock options exercised	—	—	(2)
Write-off of deferred financing fees	—	705	—
Deferred income taxes	88	557	(4,575)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	1,579	7,307	5,846
Decrease in inventories	—	—	181
(Increase) decrease in prepaid expenses and other assets	(3,488)	(2,017)	1,959
(Decrease) increase in accounts payable and other liabilities	(3,779)	5,044	(1,245)

Net cash provided by continuing operations	8,862	22,185	22,949
Net cash (used in) provided by discontinued operations	(561)	5,870	2,783

Net cash provided by operating activities	8,301	28,055	25,732

Cash flows from investing activities:
Capital expenditures	(3,344)	(1,275)	(9,053)
Proceeds from sale of business	—	70,994	—
Proceeds from sale of business held in escrow and designated for debt repayment	53,638	(53,679)	—
Proceeds from sale of property and equipment	50	—	21
Payments for acquisitions — net of cash acquired	—	—	(844)
Payments on acquisitions payable	—	(2,584)	(5,259)

Net cash provided by (used in) continuing operations investing activities	50,344	13,456	(15,135)
Net cash used in discontinued operations investing activities	—	(1,786)	(14,738)

Net cash provided by (used in) investing activities	50,344	11,670	(29,873)

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Cash flows from financing activities:
Payments for financing fees	—	(533)	—
(Payments) borrowings under revolving loan, net	(24,664)	(14,769)	13,508
(Payments) borrowings under invoice discounting facility, net	(4,458)	4,449	—
Principal payments on long-term debt	(23,678)	(11,815)	(10,806)
Proceeds from sale of interest rate swap agreements	617	—	—
Stock options exercised	—	—	411
Excess tax benefits on stock options exercised	—	—	2

Net cash (used in) provided by financing activities	(52,183)	(22,668)	3,115

Effect of exchange rate on cash	(504)	(754)	(882)

Increase (decrease) in cash	5,958	16,303	(1,908)

Cash and cash equivalents, beginning of year	20,241	3,938	5,846

Cash and cash equivalents, end of year	$26,199	$20,241	$3,938

Supplemental cash flow information:
Cash paid for interest	$1,143	$4,679	$4,063

Cash paid for income taxes, net	$4,872	$2,570	$3,206

Supplemental disclosure of investing and financing activities:
Details of business acquired in purchase transactions:
Fair value of assets acquired			$949
Liabilities assumed or incurred			(105)

Cash paid for acquisitions (including related expenses)			844
Cash acquired			—

Net cash paid for acquisitions			$844

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Business and Operations:
     Allied Healthcare International Inc. and its subsidiaries (the “Company”) is a provider of flexible, or temporary, healthcare staffing to the United Kingdom (“U.K.”) healthcare industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. The Company maintains a listing of over 11,000 homecare aides, nurses and nurses aides. During fiscal 2008, the Company generally placed about 7,100 individuals each week with its customers.
     Essentially, all services provided by the Company are provided by its integrated network of approximately 100 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. In accordance with FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.
     In September 2007, the Company disposed of two of its U.K. subsidiaries when it sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. These two subsidiaries constituted the Company’s respiratory therapy segment. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the prior periods are reported in discontinued operations on the statement of operations. As a result of the disposition, the Company operates in one reportable segment.
2. Summary of Significant Accounting Policies:
Basis of Accounting and Principles of Consolidation:
     The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S.”). All intercompany accounts and transactions are eliminated in consolidation.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
Cash and Cash Equivalents:
     Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $466 and $512 at September 30, 2008 and 2007, respectively.
Restricted Cash:
     At September 30, 2008, restricted cash represented $136 of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met.
     At September 30, 2007 restricted cash represented amounts relating to the $1,024 proceeds from the sale of the respiratory therapy segment that has been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met and for the payment under the irrevocable written notice given to the agent for the Company’s banks that it wished to prepay the amounts outstanding under the term loan A ($24,572) and the term loan B1 ($25,596) facilities from the proceeds of sale of its respiratory therapy segment. Also included in restricted cash is the amount of $4,627 which the Company segregated as unrestricted funds for the specific purpose of paying off the amount outstanding on its invoice discount facility. See Note 6.
Stock-Based Compensation:
     Prior to October 1, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB No. 25”) and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 123R, Share-Based Payment (“FAS No. 123R”), which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all share-based payments at fair value over the requisite service period. Effective the beginning of fiscal 2006, the Company adopted FAS No. 123R using the modified prospective application method. In accordance with the modified prospective application method of FAS No. 123R, financial results for the prior periods have not been restated. The Company generally recognizes compensation expense on a straight-line basis over the requisite service period for its employee

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
and director share-based compensation plans.
Accounts Receivable:
     The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2008 and September 30, 2007, $17,774 (9.7%) and $21,490 (8.5%), respectively, of the Company’s total assets consisted of accounts receivable.
     The Company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with the Company’s customers range from 7 days to a maximum of 30 days from invoice date. The Company has devised a provisioning methodology based on its customer profile and historical credit risk across its U.K. business. Accounts receivable are written off when the credit control department determines the amount is no longer collectible. Each fiscal year the Company undertakes a review of its methodology and procedure for reserving for its doubtful accounts. This process also takes into account the Company’s actual experience of write offs in the period. The policy is applied at each quarter end to arrive at a closing reserve for doubtful accounts.
Property and Equipment:
     Property and equipment is carried at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized over the related lease terms or estimated useful lives, whichever is shorter. Furniture, fixtures and equipment are amortized on a straight-line method over the estimated useful lives ranging from three to eight years. Computer software is amortized on a straight-line method over the estimated useful lives ranging from three to seven years.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
Goodwill and Other Intangible Assets:
     Goodwill and other intangible assets are carried at cost, net of accumulated amortization. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), all goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are subject to annual impairment tests. The Company completed its annual impairment test required under FAS No. 142 during the fourth quarter of fiscal 2008 and determined there was no impairment to its recorded goodwill balance. During the fourth quarter of fiscal 2006 the Company determined there was an impairment to its recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the National Health Services (“the NHS”), the Company’s current market capitalization at time of review as well as the current and projected operating results. As such, the Company recognized a pre tax impairment charge of $110,004 in fiscal 2006.
     The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2008:

Balance at October 1, 2006	$112,538
Foreign exchange effect	10,305

Balance at September 30, 2007	122,843
Foreign exchange effect	(13,551)

Balance at September 30, 2008	$109,292

     Of the $109,292 goodwill balance at September 30, 2008, approximately $9,806 is deductible for U.K. income tax purposes.
     Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		September 30, 2008
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	5 — 12	$9,705	$6,360	$3,345
Trade names	3	187	187	—
Non-compete agreements	2 — 3	219	219	—
Favorable leasehold interests	2 — 5	9	9	—

Total		$10,120	$6,775	$3,345

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

		September 30, 2007
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	5 — 12	$10,935	$5,470	$5,465
Trade names	3	211	211	—
Non-compete agreements	2 — 3	247	247	—
Favorable leasehold interests	2 — 5	9	9	—

Total		$11,402	$5,937	$5,465

     The Company reviewed the carrying amount of its other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS. Thus, in accordance with the provisions of FAS No. 144, the Company recognized pre tax impairment charges of $995 and $3 related to it customer relationships and favorable leasehold interests, respectively, in the fourth quarter of fiscal 2006 which are reflected in the gross carrying amounts above. The total impairment charge of $998 is included in the “Impairment of Long-Lived Assets” caption in the Company’s Consolidated Statements of Operations.
     Amortization expense for other intangible assets subject to amortization was $1,634, $1,743 and $1,826 for the years ended September 30, 2008, 2007 and 2006, respectively. At September 30, 2008, estimated future amortization expense of other intangible assets subject to amortization is as follows: approximately $1,466, $1,280, $425, $72 and $69 for the fiscal years ending September 30, 2009, 2010, 2011, 2012 and 2013, respectively.
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
Income Taxes:
     The Company accounts for income taxes using the liability method in accordance with FAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB 109.” The Company adopted FIN 48 on October 1, 2007.
     Under FAS No. 109, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for bad debts, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.
     FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2008, the Company has not recorded any unrecognized tax benefits.
Revenue Recognition:
     Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is mainly recognized upon completion of timesheets that also require the signature of the recipient of services and through electronic call monitoring. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. At September 30, 2008 and 2007, the Company had $15,892 and $14,375, respectively in unbilled accounts receivable.
     The Company receives a majority of its revenue from the U.K. local governmental social services departments and the NHS payors. For the years ended September 30, 2008, 2007 and 2006, 69.0%, 63.5% and 68.3%, respectively, of the Company’s net revenues were attributable to the U.K. local governmental social services departments and the NHS payor programs.
Advertising Costs:
     Advertising costs are expensed as incurred. Adverting expense for the fiscal years ended September 30, 2008, 2007 and 2006 was $846, $720 and $699, respectively.
Earnings Per Share:
     Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. At September 30, 2008, 2007 and 2006, the

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
Company had outstanding stock options and warrants to purchase 2,156, 2,772 and 2,983 shares, respectively, of common stock ranging in exercise price from $2.01 to $6.20, $1.92 to $6.20, and $1.72 to $7.25 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or such effect would have been anti-dilutive.
     The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,962	44,930
Effect of dilutive securities — stock options and warrants	92	185	—

Shares used in computation of diluted EPS of common stock	45,078	45,147	44,930

Comprehensive (Loss) Income:
     Components of comprehensive (loss) income include net income (loss) and all other non-owner changes in equity, such as the change in the cumulative translation adjustment and unrealized gains (losses) from cash flow hedging activities, which are the only items of other comprehensive (loss) income impacting the Company. The translation of the financial statements of the Company’s U.K. operations is impacted by fluctuation in foreign currency exchange rates.
Impairment of Long-Lived Assets:
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell. The Company has recognized impairment charges in fiscal 2006. See Goodwill and Other Intangible Assets above for impairment charges related to goodwill and Note 4 for charges related to fixed assets.
Foreign Currency Translation:
     Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process are included as a separate component of

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
accumulated other comprehensive (loss) income included in shareholders’ equity.
Fair Value of Financial Instruments:
     Cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The derivative asset was recorded at its estimated fair value. The estimated fair value of the Company’s outstanding borrowings approximated their carrying value at September 30, 2007.
Concentrations of Credit Risk:
     Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with various reputable financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.
     The Company grants credit without collateral to its patients. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. At September 30, 2008 and 2007, 71.0% and 67.0%, respectively, of accounts receivable was due from the U.K. governmental local social services departments and the NHS payors with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).
Use of Management’s Estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contingencies, accrued expenses, and determination of impairment, depreciation and amortization.
Reclassifications:
     Certain prior year balances have been reclassified to conform to the current year presentation.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
Recent Accounting Pronouncements:
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for the Company in its fiscal year beginning October 1, 2008 and interim periods within the fiscal year. The Company does not expect the adoption of FAS No. 157 to have a material impact on its consolidated financial position and results of operations.
     In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“FAS No. 159”). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective for the Company in its fiscal year beginning October 1, 2008. The Company does not expect the adoption of FAS No. 159 to have a material impact on its consolidated financial position and results of operations.
     In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the expected impact of FAS No. 160 on its consolidated financial position and results of operations.
     In December 2007, the FASB issued FAS No. 141 (R) “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in its fiscal year beginning October 1, 2009. FAS No. 141R will have an impact on

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon the acquisitions that are made in the future.
     In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance FAS No. 123R, Share-Based Payment. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 was effective January 1, 2008 and the Company continued to use the simplified method for stock options granted in the periods after January 1, 2008 as it did not believe it had sufficient historical stock option exercise experience on which to base the expected term.
     In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the expected impact of FAS No. 161 on its consolidated financial position and results of operations.
     On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of FAS No. 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
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
     The pro forma results of operations and related per share information for this acquisition has not been presented as the amounts are considered immaterial.
Dispositions:
     In September 2007, the Company sold its respiratory therapy segment for £36,500 ($74,741) in cash, of which £500 ($1,024) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The Company received £425 ($868) of the escrowed amount in December 2007 and the remaining £75 ($150) was released to it in fiscal 2009. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of FAS No. 144, the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the current and prior periods are reported in discontinued operations on the statement of operations. Within discontinued operations, during the fiscal year ended September 30, 2007 the Company recorded a gain of $56,471, net of tax of $0 on the sale of its respiratory therapy segment. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings do not result in a taxable gain transaction.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
     The following table presents the financial results of the discontinued operations:

	Year Ended September 30,
	2007		2006
Revenues:
Net respiratory, medical equipment and supplies	$28,699		$14,402

Cost of revenues:
Respiratory, medical equipment and supplies	13,024		10,521
Impairment of respiratory, medical equipment and supplies	—		5,932 (c)

Total cost of revenues	13,024		16,453

Gross Profit	15,675		(2,051)

Selling, general and administrative expenses	6,091		4,449
Impairment of goodwill	—		11,897 (d)
Impairment of long-lived assets	—		257 (c)

Operating income (loss) from discontinued operations	9,584		(18,654)

Interest income	2		2
Interest expense	(1,570)		(1,410)

Income (loss) from discontinued operations before income tax	8,016		(20,062)

Gain on disposal of subsidiaries, net of tax	56,471	(a)	—

Provision for (benefit from) income taxes	1,750	(b)	(2,444)

Income (loss) from discontinued operations	$62,737		$(17,618)

(a)	Under the provisions of FAS No. 52, Foreign Currency Translation, translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completed liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1,564 were reclassified into the gain on disposal of subsidiaries.

(b)	Included in the provision for income taxes for the year end September 30, 2007, is the reversal of $690 of certain tax contingencies, related to the Company’s fiscal 2003 discontinued operations on the sale of two of its U.S. subsidiaries as the statute of limitation has expired.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

(c)	In the fourth quarter of fiscal 2006, the Company recognized pre-tax charges of $5,381, $551 and $257 for the write-off of revenue producing equipment (oxygen cylinders), oxygen filling station and software costs, respectively. Due to the award of the new oxygen contracts (see below), the Company had made significant capital expenditures, amounting to $14,738, in order to fulfill its obligation under the new contracts. The Company had substituted a number of cylinders with oxygen concentrators. As such, the Company believed that these oxygen cylinders had become obsolete and had no further use to the Company. The Company also invested in an oxygen filling station whereby its cylinders would be re-filled. Due to the location of the plant and strict noise pollution governmental rules, the Company did not believe it would be able to utilize such plant. The Company also wrote-off various software costs related to transitioning to its new oxygen contracts that it believed had no future benefit.

(d)	During the fourth quarter of fiscal 2006, the Company completed its annual impairment test required under FAS No. 142 and determined there was an impairment to its recorded goodwill balance by using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits in the Company’s respiratory therapy segment due to the transitioning from the old pharmacy based contracts to the new supply of oxygen direct to patients contracts that have lower margins (see below), the Company’s market capitalization at time of review as well as the current and projected operating results. As such, the Company recognized a pre-tax impairment charge of $11,897.
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
     At September 30, 2008 and 2007, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
     The following table displays the unaudited pro forma results of operations, related EPS and condensed balance sheet, at September 30, 2007, of the Company as if the disposition of the respiratory therapy segment was completed on October 1, 2006:

	Year Ended September 30, 2007
		Pro Forma		Consolidated
	Consolidated	Adjustments		Pro Forma
Net revenues	$277,795	$		$277,795
Cost of revenues	193,839			193,839

Gross profit	83,956			83,956
Selling, general and administrative expenses	75,284			75,284

Operating income	8,672			8,672
Interest (expense) income, net	(3,273)	(3,188	) (a)	(85)
Foreign exchange gain	285			285

Income before income taxes and discontinued operations	5,684	(3,188)		8,872

Provision for income taxes	2,068	(956	) (b)	3,024

Income from continuing operations	3,616	(2,232)		5,848

Income from discontinued operations, net of taxes	6,266	(1,099	) (a)	7,365
Gain on disposal of subsidiaries, net of taxes	56,471			56,471

	62,737	(1,099)		63,836

Net income	$66,353	$(3,331)		$69,684

Basic income per share of common stock from:
Income from continuing operations	$0.08			$0.13
Income from discontinued operations	1.40			1.42

Net income	$1.48			$1.55

Diluted income per share of common stock from:
Income from continuing operations	$0.08			$0.13
Income from discontinued operations	1.39			1.41

Net income	$1.47			$1.54

Weighted average number of common shares outstanding:
Basic	44,962			44,962

Diluted	45,147			45,147

(a)	To record interest savings on pay down of senior credit facility from the proceeds from the sale of the respiratory therapy segment.

(b)	To record tax expense attributable to pro forma adjustments at the UK statutory rate of 30%.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

	September 30, 2007
		Pro Forma		Consolidated
	Consolidated	Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$20,241	$(462	) (a&c)	$19,779
Accounts receivable, less allowance for doubtful accounts	21,490			21,490
Unbilled accounts receivable	14,375			14,375
Restricted cash	55,819	(54,795	) (a)	1,024
Deferred income taxes	182	192	(b)	374
Assets of discontinued operations	205			205
Derivative asset	640	(640	) (b)	—
Prepaid expenses and other assets	1,448			1,448

Total current assets	114,400	(55,705)		58,695

Property and equipment, net	9,767			9,767
Goodwill	122,843			122,843
Other intangible assets, net	5,465			5,465
Deferred income taxes	304			304

Total assets	$252,779	$(55,705)		$197,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,795	$(54,795	) (a)	$—
Accounts payable	3,950			3,950
Accrued expenses	30,614	(1,102	) (c)	29,512
Liabilities of discontinued operations	1,286			1,286
Taxes payable	3,375	192	(b)	3,567

Total liabilities	94,020	(55,705)		38,315

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571	456			456
Additional paid-in capital	240,206			240,206
Accumulated other comprehensive income	18,018			18,018
Retained deficit	(97,627)			(97,627)

	161,053			161,053
Less cost of treasury stock (585 shares)	(2,294)			(2,294)

Total stockholders’ equity	158,759			158,759

Total liabilities and stockholders’ equity	$252,779	$(55,705)		$197,074

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

(a)	To record use of cash proceeds from the sale of the respiratory segment to pay down the senior credit facility.

(b)	To record sale of interest rate swaps and tax impact as related debt was paid down.

(c)	To record payment of accrued interest costs and costs associated with prepayment of the senior credit facility.
4. Property and Equipment:
     Major classes of property and equipment, net, consist of the following at September 30:

	2008	2007
Furniture, fixtures and equipment (including software)	$26,639	$27,656
Leasehold improvements	1,332	1,284

	27,971	28,940
Less, accumulated depreciation and amortization	19,397	19,173

	$8,574	$9,767

     In the fourth quarter of fiscal 2006 the Company recognized a pre-tax charge of $9,040 of software costs related to its computerized accounting and payroll system based on the Oracle platform that was implemented in fiscal 2005. The Company had discovered that the system was too slow for the nature of its business and therefore was not achieving full functionality. As such, the Company had decided to abandon certain of the software features of the Oracle platform and not continue with the planned expansion to its other branches as it believed the cost to have a workable model would exceed alternate solutions. The write-off is classified within “Impairment of long-lived assets” on the Consolidated Statements of Operations. In fiscal 2008, the Company selected another vendor to provide software, hardware and training.
     Depreciation and amortization of property and equipment for the years ended September 30, 2008, 2007 and 2006 were $3,231, $3,377 and $3,729, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
5. Accrued Expenses:
     Accrued expenses consist of the following at September 30:

	2008		2007
Payroll and related expenses	$19,370		$20,153
Acquisitions payable (on earned contingent consideration)	1,702	(A)	1,917	(A)
Professional fees	1,327		2,655
Interest payable	390		1,102
Refunds payable	1,648		853
Other	3,807		3,934

	$28,244		$30,614

(A)	At September 30, 2008 and 2007 amounts include $842 and $1,179, respectively, which are currently under negotiation with the owners of the previously acquired entity.
     At September 30, 2008 and 2007, liabilities of discontinued operations consist of accrued refunds payable and accrued patient electric usage reimbursement.
6. Debt:
     In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”) obtained a new senior credit facility, which was amended and restated in the first quarter of fiscal 2007 to provide for additional facilities.
     The senior credit facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries, and payment is guaranteed by the Company and certain of the subsidiaries of Allied Holdings. The Company has granted the banks a security interest in substantially all of its assets to secure the payment of its guarantee.
     The senior credit facility consisted of the following:
•	an £18,000 ($36,859) term loan A that would have matured in July 2009;

•	a £12,500 ($25,596) revolving loan B1 that would have matured in July 2009 and could have been drawn upon until June 2009;

•	a £7,500 ($15,358) invoice discounting facility B2 that may be drawn upon until June 2009 and that matures in July 2009; and

•	an £8,000 ($16,381) revolving loan C that would have matured in July 2009 and could have been drawn upon until June 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
     On September 28, 2007 Allied Holdings gave irrevocable written notice to the agent for the banks under the Amended Senior Credit Facility that it wished to prepay the amounts outstanding under the term loan A (£12,000 ($24,572) )and the term loan B1 (£12,500 ($25,596)) on October 1, 2007 from the proceeds of sale of its respiratory therapy segment. Allied Holdings also gave irrevocable written notice that it wished to cancel term loan A, term loan B1 and revolving loan C on October 1, 2007. On October 1, 2007 Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C on October 1, 2007. As a result of the irrevocable written notice to prepay the term loan A and term loan B1, the Company has classified the debt as current on its Consolidated Balance Sheets at September 30, 2007.
     In the second quarter of fiscal 2008, the Company agreed with the banks to suspend the availability of its invoice discount facility and to have the right to reinstate availability upon six weeks notice. As of September 30, 2008, the Company had no borrowings outstanding under the invoice discounting loan B2 and currently does not anticipate reinstating the invoice discount facility. As such, in fiscal 2008 the Company has recognized interest costs of $375 for bank fees.
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
          Guarantees. The senior credit facility is collateralized by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2008 and 2007, the amounts guaranteed, which approximate the amounts outstanding, totaled $0 and $54,795, respectively. Further, in conjunction with the execution of the amended senior credit facility, the Company has granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee.
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
7. Shareholders’ Equity:
          In the fourth quarter of fiscal 2007, the Company recognized a charge of $64 related to the issuance of 29 shares of common stock to Parthenon Group LLC for partial payment of professional services.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
8. Income Taxes:
     The provision for income taxes from continuing operations for the years ended September 30, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Current:
Federal	$8	$10	$(2)
Foreign	3,655	1,273	2,697
Deferred:
Foreign	88	785	(4,582)

Provision for (benefit from) income taxes	$3,751	$2,068	$(1,887)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Accrued expenses	$690	$978
Federal net operating loss carryforward	25,380	25,630
State net operating loss carryforward	8,838	8,922
Provision for doubtful accounts	150	316
Depreciation	854	1,182
Intangible assets	—	48
Stock Options	563	478
Other, net	29	10

Gross deferred tax assets	36,504	37,564
Valuation allowance	(34,826)	(35,609)

Net deferred tax assets	1,678	1,955

Deferred tax liabilities:
Intangible assets	(1,132)	(1,072)
Other, net	—	(192)

Deferred tax liabilities	(1,132)	(1,264)

Net deferred tax asset	$546	$691

Classification of Deferred Taxes:
Current Deferred Tax Asset	$474	$182
Current Deferred Tax Asset (included in Assets of discontinued operations)	182	205
Non Current Deferred Tax Asset	—	304
Long-Term Deferred Tax Liabilities	(110)	—

Net deferred tax asset	$546	$691

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
          As of September 30, 2008, the Company has a federal net operating loss carryforward of approximately $74,647 which if unused, will expire in the years 2018 through 2024. Current or future ownership changes may limit the future realization of these net operating losses in accordance with Internal Revenue Code Section 382.
          Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Income taxes at 34%	$4,263	$1,933	$(36,734)
Nondeductible goodwill impairment	—	—	31,163
Valuation allowance	(783)	46	(324)
Foreign tax, net	(592)	(245)	4,344
Enacted U.K. rate change	(78)	148	—
Expiration of warrants unexercised	391	—	—
Other, net	550	186	(336)

Provision (benefit) for income taxes	$3,751	$2,068	$(1,887)

          Provision has not been made for U.S. or additional foreign taxes for undistributed earnings of the U.K. foreign subsidiaries. Any of those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. The Company believes that the amount of additional taxes that might be payable on the earning of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.
          Income (loss) before income taxes and discontinued operations generated from the U.K. operations for the years ended September 30, 2008, 2007 and 2006 was $11,222, $6,112 and ($108,599), respectively.
          In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
          Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.
          Effective October 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a net decrease to its opening accumulated deficit of $512 and a decrease in taxes payable of $512 from the cumulative effect of adoption as a result of the Company’s evaluation of its tax positions in accordance with FIN 48, including recent experience with taxing authorities. After adoption of FIN 48, the accrual for unrecognized tax benefits was zero which remains unchanged at September 30, 2008.
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
          Years still open to examination by foreign tax authorities are fiscal 2006 onward. The Company is not currently under examination in any foreign jurisdictions.
9. Stock Options and Warrants:
Stock Options:
          Under the shareholder approved 1992 Stock Option Plan and 2002 Stock Option Plan (“Option Plan”), the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Effective with the adoption of the Company’s Option Plan, no further options may be granted under the 1992 Stock Option Plan. Stock options are generally issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the Option Plan were 2,207 shares at September 30, 2008.
          Following is a summary of transactions under the Option Plan during the year ended September 30, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of Stock	Exercise	of Stock	Exercise	of Stock	Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)

Outstanding beginning of year	2,977	3.64	2,633	4.99	2,610	5.49

Granted	1,280	2.01	1,440	2.03	465	2.18
Exercised	—	—	—	—	(101)	4.04
Forfeited or expired	(1,681)	4.55	(1,096)	4.75	(341)	5.28

Outstanding end of year	2,576	2.24	2,977	3.64	2,633	4.99

          A summary of the options outstanding, vested and expected to vest and exercisable as of September 30, 2008 is as follows:

		Weighted-	Weighted-
Range		Average	Average
Of		Exercise Price	Remaining	Aggregate
Exercise	Number	of Options	Contractual	Intrinsic
Price ($)	Outstanding	Outstanding ($)	Life in Years	Value ($)
1.72 – 2.71	2,410	2.02	7.0	54
3.83 – 4.70	51	4.35	3.6	—
5.41 – 6.20	115	5.98	6.4	—

Options outstanding	2,576	2.24	6.9	54

Options vested and expect to vest	2,469	2.25	6.8	54

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

		Weighted-	Weighted-
Range		Average	Average
Of		Exercise Price	Remaining	Aggregate
Exercise	Number	of Options	Contractual	Intrinsic
Price ($)	Exercisable	Exercisable ($)	Life in Years	Value ($)
1.72 – 2.71	1,115	2.00	4.2	54
3.83 – 4.70	51	4.35	3.6	—
5.41 – 6.20	115	5.98	6.4	—

Options exercisable	1,281	2.45	4.4	54

          The weighted average grant-date fair value of stock options granted during the years ended September 30, 2008, 2007 and 2006 was $1.00, $1.13 and $1.34, respectively. The total intrinsic value of options exercised during the year ended September 30, 2006 was $240. For options exercised during the years ended September 30, 2006, $411 was received in cash to cover the exercise price of the options exercised. The total fair value of stock options vested during the years ended September 30, 2008, 2007 and 2006 was $802, $493 and $1,153, respectively.
          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected life (years)	5.8	6	6
Risk-free interest rate	3.1%	4.7%	4.7%
Volatility	49.3%	54.1%	66.0%
Expected dividend yield	0%	0%	0%
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
          Following is a summary of the status of the Company’s nonvested stock options as of September 30, 2008 and changes during the year ended September 30, 2008:

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2007	877	1.34
Granted	1,280	1.00
Vested	(634)	1.26
Forfeited	(228)	1.31

Nonvested at September 30, 2008	1,295	1.04

          In fiscal 2007, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest and taxes. In fiscal 2008, the Company granted certain options that, in addition to the time vesting requirement, had a performance condition based on the Company’s earnings before interest, taxes, depreciation and amortization. Of the 2,576 options outstanding at September 30, 2008, 760 options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Time and Performance Based	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2007	510	2.03
Granted	430	2.01
Forfeited	(180)	2.20

Outstanding at September 30, 2008	760	1.98	7.9	—

Vested and expected to vest at September 30, 2008	653	1.97	7.6	—

Exercisable at September 30, 2008	215	1.95	4.4	—

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
          The weighted average grant-date fair value of time and performance based stock options granted during the years ended September 30, 2008 and 2007 was $1.02 and $1.16, respectively. The total fair value of stock options vested during the year ended September 30, 2008 was $273. No stock options vested during the year ended September 30, 2007.

		Weighted – Average
	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2007	510	1.16
Granted	430	1.02
Vested	(255)	1.07
Forfeited	(140)	1.25

Nonvested at September 30, 2008	545	1.07

          The above outstanding stock options detail does not include the 200 stock options awarded to the Company’s Chief Executive Officer in February 2008, pursuant to his employment agreement, as the criteria under FAS No. 123R for grant date has not been established.
          For the year ended September 30, 2008 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $812 and net income by $831. For the year ended September 30, 2007 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $764 and net income by $634. For the year ended September 30, 2006 stock-based compensation cost recognized in selling, general and administrative expenses increased loss before income taxes and discontinued operations by $736 and net loss by $663. For the years ended September 30, 2008, 2007 and 2006, stock-based compensation had a $0.02, $0.01 and $0.01 impact on basic and diluted EPS, respectively. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of September 30, 2008 there was $968 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.5 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.
Warrants:
          In the third quarter of fiscal 2007, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to investment banking advice, investor awareness and business advisory services, the Company issued to such third party warrants to purchase up to an aggregate of 135

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
shares of its common stock. Of the 135 warrants issued, 45 of the warrants were exercisable at $3.00 per share, 45 of the warrants were exercisable at $3.35 per share and 45 of the warrants were exercisable at a price of $3.75 per share. The warrants expired unexercised on October 18, 2008. At issuance, the warrants were immediately vested and the Company recognized a charge of $177 related to the fair value of the warrants in fiscal 2007.
          In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350 shares of its common stock. Of the 350 warrants issued, 100 of the warrants were exercisable at $4.75 per share, 175 of the warrants were exercisable at $5.50 per share and 75 of the warrants were exercisable at a price of $6.00 per share. At issuance, the warrants had a fair value of $603, which was recognized by the Company in previous fiscal years. In the third quarter of fiscal 2007, the Company extended the expiration date of the warrants from August 13, 2007 to August 31, 2008 and recognized a charge of $258 related to the additional fair value of the warrants. The warrants expired unexercised in fiscal 2008.
          The fair value of the warrants issued is estimated on the date of issuance using the Black-Scholes pricing model.
10. Commitments and Contingencies:
Guarantees:
          The senior credit facility is collateralized by a first priority lien on the assets of the Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. At September 30, 2008 and 2007, the amounts guaranteed, which approximate the amounts outstanding, totaled $0 and $54,795, respectively.
Employment Agreements:
          The Company currently has two employment agreements that provided for minimum aggregate annual compensation of $404 in fiscal 2008.
          In January 2008, the Company entered into an employment agreement with Alexander Young, its Chief Executive Officer. The employment agreement is terminable by either Mr. Young or the Company by giving not less than twelve months’ prior written notice to the other

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £210 (approximately $382). In addition, pursuant to his employment agreement:
•	the Company issued Mr. Young 200 stock options in February 2008;

•	the Company will grant Mr. Young an individual long term incentive award (the “LTI Award”), the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200 stock options) will be £3.0 million (approximately $5.5 million) by January 14, 2012. The LTI Award may be settled in shares of the Company’s common stock or in cash, or a combination of the two, at the discretion of our Board of Directors;

•	the Company will provide Mr. Young with a car allowance; and

•	the Company has agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
          Mr. Young’s employment agreement does not provide for payments to be made to him at, following or in connection with a change in control of the Company. In lieu of the twelve month’s prior written notice of termination, the Company’s employment agreement with Mr. Young provides that it may terminate the employment agreement at any time by making a payment to Mr. Young equal to his salary for the notice period (or, if applicable, the remainder of the notice period) and the cost to the Company of providing Mr. Young with his health insurance, car allowance and contribution to his U.K.-based private pension fund for the notice period (or, if applicable, the remainder of the notice period).
          In May 2008 the Company entered into an employment agreement with Paul Weston, its then Chief Financial Officer designate. Mr. Weston became the Chief Financial Officer of the Company on October 1, 2008. The Company’s employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under its employment agreement with Mr. Weston, the Company is required to pay him twelve months’ salary in the event he is terminated due to an acquisition. The Company’s employment agreement with Mr. Weston further provides that Mr. Weston will not compete against the Company for a period of six months following the termination of his employment with the Company. Pursuant to his employment agreement, the salary of Mr. Weston is currently £155 (approximately $282). In addition, pursuant to his employment agreement with the Company, Mr. Weston receives a car allowance and the Company has agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
          In July 2006 the Company entered into an employment agreement with David Moffatt. The Company’s employment agreement for the Chief Financial Officer position with Mr. Moffatt provided that, during the first six months thereof, either party may terminate the agreement upon one month’s written notice and, thereafter, either party may terminate the agreement upon six month’s written notice. The Company’s employment with Mr. Moffatt

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
further provided that Mr. Moffatt will not compete against the Company for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Moffatt received a salary of £190 (approximately $375). In addition, pursuant to his employment agreement with the Company, Mr. Moffatt received a car allowance and the Company agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In the third quarter of fiscal 2008, Mr. Moffat gave notice that he would resign from his position as Chief Financial Officer effective September 30, 2008. On October 1, 2008, the Company executed a separation agreement with Mr. Moffatt pursuant to which it agreed to pay Mr. Moffatt £57 (approximately $112) in a lump-sum severance payment.
          In September 2001, the Company entered into an employment agreement with Sarah L. Eames, which was modified in November 2004 and September 2005 and amended and restated in October 2006. Pursuant to her amended and restated employment agreement, Ms. Eames served as interim Chief Executive Officer of our Company until January 2008 and as Executive Vice President of the Company until April 2008. Under her amended and restated employment agreement, Ms. Eames’ base salary was $250 per annum. In addition she was entitled to receive $5 for each trip of five business days or more that she made to the U.K. on company business; however, the maximum amount payable to her in any calendar year for such trips was $50. In January 2008, the Company entered into a transitional service agreement (“TSA”) with Ms. Eames pursuant to which Ms. Eames agreed, for a period of one year beginning in April 2008, to provide transition services to the Company’s Chief Executive Officer and any other persons designated by the Company’s Chief Executive Officer, not to exceed more than three days in any calendar month. The nature of the transition services to be provided by Ms. Eames will be determined by the Company’s Chief Executive Officer or his designee. As compensation for providing such transition services, Ms. Eames will by paid $100 by the Company in accordance with the following schedule: $25 was paid on August 1, 2008 and November 1, 2008 and $25 will be paid on each of February 1, 2009 and May 1, 2009. In addition, pursuant to her TSA, the Company granted Ms. Eames 50,000 stock options in February 2008.
          In Deeds of Restrictive Covenants entered into in 1999 with one of our U.K. subsidiaries, Ms. Eames agreed not to compete with the Company or its subsidiaries for twelve months following termination of employment without the Company’s prior written consent.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
Operating Leases:
          The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.
          The Company’s future minimum rental commitments as of September 30, 2008 are as follows:

2009	$2,609
2010	1,909
2011	1,125
2012	666
2013	266
Thereafter	31

$6,606

          Rent expense under non-capitalized lease or rental agreements for the years ended September 30, 2008, 2007 and 2006 amounted to $3,309, $3,303 and $3,272, respectively.
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
          Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $256 and $238 for such costs at September 30, 2008 and 2007, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)
11. Profit Sharing Plan:
          The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code concerning all U.S. employees who meet certain requirements. These requirements include, among other things, at least one year of service and attainment of the age of 21. The plan operates as a salary reduction plan whereby participants contribute anywhere from 1% to 15% of their compensation, not to exceed the maximum available under the Code. The Company may make additional matching cash contributions at its discretion.
          In addition to the U.S. plan described above, certain of the Company’s U.K. subsidiaries also sponsor personal pension plans. The plans operate as salary reduction plans, which also allows for lump sum contributions, whereby participants contribute anywhere from 1% to 40% of their compensation, not to exceed the maximum available under the U.K. tax laws. The Company may make an additional contribution (which varies according to employee contracts and contribution elections) which is in the form of cash. The Company’s contributions to the U.K. plans were $167, $94 and $42 for the years ended September 30, 2008, 2007 and 2006, respectively.
12. Selected Quarterly Financial Data (Unaudited):
          The following table presents the comparative unaudited quarterly results for the years ended September 30, 2008 and 2007:

2008 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$74,770	$73,815	$75,024	$74,968

Gross profit	$22,423	$21,931	$23,120	$22,911

Net income	$1,678	$1,764	$2,453	$2,891

Basic and diluted income per share of common stock from continuing operations	$0.04	$0.04	$0.05	$0.06

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

2007 Quarter Ended	December 31,	March 31,	June 30,		September 30,
Total revenues	$66,854	$67,210	$70,503		$73,228

Gross profit	$20,099	$19,921	$21,240		$22,696

Net income (loss) from continuing operations	$1,382	$1,087	$(303	) (a)	$1,450
Discontinued Operations	$529	$920	$1,418		$3,399
Gain on disposal of subsidiaries	$—	$—	$—		$56,471

Net income	$1,911	$2,007	$1,115		$61,320

Basic and diluted income (loss) per share of common stock from:
Continuing operations	$0.03	$0.02	$(0.01)		$0.03
Discontinued operations	0.01	0.02	0.03		1.33

Net income	$0.04	$0.04	$0.02		$1.36

(a)	Includes $922 severance costs and related professional fees incurred upon the resignation of the Chairman and Chief Executive Officer and $435 charge related to the issuance of new warrants and the extension of the expiation date on previously-issued warrants.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$36	$8
Prepaid expenses and other assets	69	108

Total current assets	105	116

Property and equipment, net	—	1
Investment in and advances to subsidiaries	150,757	158,072
Goodwill	2,300	2,300

Total assets	$153,162	$160,489

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$71	$405
Accrued expenses	421	1,315
Taxes payable	—	10

Total liabilities	492	1,730

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,571 shares, respectively	456	456
Additional paid-in capital	241,018	240,206
Accumulated other comprehensive income	1,819	18,018
Accumulated deficit	(88,329)	(97,627)

	154,964	161,053
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	152,670	158,759

Total liabilities and shareholders’ equity	$153,162	$160,489

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Revenue	$—	$—	$—

Expenses:
Selling, general and administrative expenses	2,399	4,257	3,230

Total expenses	2,399	4,257	3,230

Equity in income (loss) of subsidiaries	7,478	4,053	(106,715)
Interest income	3,762	3,765	3,795
Other (expense) income	(47)	65	(5)

Income (loss) before income taxes and discontinued operations	8,794	3,626	(106,155)

Provision for (benefit from) income taxes	8	10	(2)

Income (loss) before discontinued operations	8,786	3,616	(106,153)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	6,266	(17,618)
Gain on disposal of subsidiaries, net of taxes	—	56,471	—

	—	62,737	(17,618)

Net income (loss)	$8,786	$66,353	$(123,771)

See note to condensed financial information.

SCHEDULE I
ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,786	$66,353	$(123,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	—	(6,266)	17,618
Gain on disposal of subsidiaries	—	(56,471)	—
Equity interest in net (income) loss of subsidiaries	(7,478)	(4,053)	106,715
Depreciation and amortization	1	3	5
Issuance and amortization of warrants	—	499	—
Stock based compensation	812	764	736
Forgiveness of intercompany debt	—	(125)	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in receivables from subsidiaries	(895)	(1,852)	(1,269)
Decrease (increase) in prepaid expenses and other assets	39	120	(111)
(Decrease) increase in accounts payable and other liabilities	(1,237)	1,018	(660)

Net cash provided by (used in) operating activities	28	(10)	(737)

Cash flows from financing activities:
Stock options exercised	—	—	411

Net cash provided by financing activities	—	—	411

Effect of exchange rate on cash	—	—	—

Increase (decrease) in cash	28	(10)	(326)

Cash and cash equivalents, beginning of period	8	18	344

Cash and cash equivalents, end of period	$36	$8	$18

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION
Basis of Presentation:
          Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this condensed financial information should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the “Company”) in its 2008 Annual Report on Form 10-K.
          The investments in the Company’s subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company’s equity in the subsidiaries’ income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C					Column E
	Balance at	Additions Charged to					Balance at
Column A	Beginning	Cost and	Other		Column D		End of
Description	of Period	Expenses	Accounts		Deductions		Period
Allowance for Doubtful Accounts:

Year ended September 30, 2008	$1,570	$(167)	$(163	)(B)	$417	(A)	$823

Year ended September 30, 2007	$1,703	$222	$168	(B)	$523	(A)	$1,570

Year ended September 30, 2006	$1,726	$428	$125	(B)	$576	(A)	$1,703

(A)	Doubtful accounts written off, net of recoveries.

(B)	Adjustments arising from translation of foreign financial statements to U.S. dollars.