Form 10-Q
period 2008-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2009-02-04
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
From the transition period from                      to
Commission File Number 1-11570

ALLIED HEALTHCARE INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3098275 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at February 2, 2009 44,986,229 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.
FIRST QUARTER REPORT ON FORM 10-Q

Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: general economic and market conditions; Allied Healthcare International Inc.’s (the “Company”) ability to continue to recruit and retain flexible healthcare staff; the Company’s ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals and other healthcare facility clients on terms attractive to the Company; the general level of patient occupancy at the Company’s clients’ hospitals and healthcare facilities; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. Financial Statements (Unaudited).
The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,073	$26,199
Restricted Cash	—	136
Accounts receivable, less allowance for doubtful accounts of $670 and $823, respectively	18,257	17,774
Unbilled accounts receivable	10,315	15,892
Deferred income taxes	2,822	474
Prepaid expenses and other assets	1,314	1,375
Taxes receivable	297	—
Assets of discontinued operations	145	182

Total current assets	55,223	62,032

Property and equipment, net	7,335	8,574
Goodwill	87,535	109,292
Other intangible assets, net	2,373	3,345
Taxes receivable	—	19

Total assets	$152,466	$183,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,421	$1,614
Accrued expenses, inclusive of payroll and related expenses	22,464	28,244
Taxes payable	8	—
Liabilities of discontinued operations	497	624

Total current liabilities	24,390	30,482

Deferred income taxes	67	110

Total liabilities	24,457	30,592

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,571 shares, respectively	456	456
Additional paid-in capital	241,117	241,018
Accumulated other comprehensive (loss) income	(25,408)	1,819
Accumulated deficit	(85,862)	(88,329)

	130,303	154,964
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	128,009	152,670

Total liabilities and shareholders’ equity	$152,466	$183,262

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2008	2007
Revenues:
Net patient services	$61,528	$74,770

Cost of revenues:
Patient services	42,715	52,347

Gross profit	18,813	22,423

Selling, general and administrative expenses	15,559	20,193

Operating income	3,254	2,230

Interest income	264	233
Interest expense	(7)	(56)
Foreign exchange loss	(322)	(137)

Income before income taxes	3,189	2,270

Provision for income taxes	722	592

Net income	$2,467	$1,678

Basic and diluted net income per share of common stock	$0.05	$0.04

Weighted average number of common shares outstanding:
Basic	44,986	44,986

Diluted	44,986	45,173

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,467	$1,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	600	850
Amortization of intangible assets	318	443
Provision for allowance for doubtful accounts	84	1
Gain on sale of fixed assets	—	(23)
Foreign exchange loss	202	—
Stock based compensation	99	148
Deferred income taxes	714	(147)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(4,544)	(1,692)
Decrease (increase) in prepaid expenses and other assets	2,297	(2,681)
Decrease in accounts payable and other liabilities	(427)	(4,823)

Net cash provided by (used in) continuing operations	1,810	(6,246)
Net cash used in discontinued operations	—	(553)

Net cash provided by (used in) operating activities	1,810	(6,799)

Cash flows from investing activities:
Capital expenditures	(718)	(579)
Proceeds from sale of business	118	55,595
Proceeds from sale of property and equipment	—	49

Net cash (used in) provided by investing activities	(600)	55,065

Cash flows from financing activities:
Payment on revolving loan	—	(25,564)
Payment on invoice discounting facility	—	(4,621)
Payment on long-term debt	—	(24,541)
Proceeds from sale of interest rate swap agreements	—	640

Net cash used in financing activities	—	(54,086)

Effect of exchange rate on cash	(5,336)	131

Decrease in cash	(4,126)	(5,689)

Cash and cash equivalents, beginning of period	26,199	20,241

Cash and cash equivalents, end of period	$22,073	$14,552

Supplemental cash flow information:
Cash paid for interest	$7	$1,088

Cash paid for income taxes, net	$—	$1,545

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$431	$—

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

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2008 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2008. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2008 are not necessarily indicative of operating results for the full year.
2.	Stock-Based Compensation:
Stock Options

For the three months ended December 31, 2008 and 2007, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $99 and $148, respectively. As of December 31, 2008, there was $869 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2,857 shares at December 31, 2008.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Following is a summary of stock option activity during the three months ended December 31, 2008:

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	2,576	2.24
Forfeited	(210)	2.44

Outstanding at December 31, 2008	2,366	2.22	7.2	—

Exercisable at December 31, 2008	1,186	2.40	5.2	—

Vested and expected to vest at December 31, 2008	2,259	2.23	7.1	—

Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2008 and the activity for the three months ended December 31, 2008:

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	1,295	1.04
Vested	(115)	1.23

Nonvested at December 31, 2008	1,180	1.02

The total grant date fair value of share options vested during the three months ended December 31, 2008 and 2007 was $141 and $285, respectively.

The Company has granted certain options that, in addition to the time vesting requirement, have a performance condition based on the Company’s earnings before interest and taxes or earnings before interest, taxes, depreciation and amortization. Of the 2,366 options outstanding at December 31, 2008, 660 options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Timing and Performance Based	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	760	1.98
Forfeited	100	1.98

Outstanding at December 31, 2008	660	1.98	8.8	—

Exercisable at December 31, 2008	230	1.92	7.8	—

Vested and expected to vest at December 31, 2008	553	1.97	8.7	—

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Share	Grant-Date
Timing and Performance Based Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	545	1.07
Vested	(115)	1.23

Nonvested at December 31, 2008	430	1.02

The above outstanding stock options detail does not include the 200 stock options awarded to the Company’s Chief Executive Officer in February 2008, pursuant to his employment agreement, as the criteria under Financial Accounting Standards Board (the “FASB”) FAS No. 123R, Share-Based Payment, for grant date has not been established at December 31, 2008.
3.	Cash and Cash Equivalents:
Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $362 and $466 at December 31, 2008 and September 30, 2008, respectively.
4.	Restricted Cash:
At September 30, 2008, restricted cash represented $136 of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that had been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies were met in October 2008.
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

Major classes of property and equipment, net, consist of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
Furniture, fixtures and equipment (including software)	$22,205	$26,639
Leasehold improvements	1,126	1,332

	23,331	27,971
Less, accumulated depreciation and amortization	15,996	19,397

	$7,335	$8,574

Depreciation and amortization of property and equipment for the three months ended December 31,

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
2008 and 2007 were $600 and $850, respectively.
6.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2008:

Balance at October 1, 2008	$109,292
Foreign exchange effect	(21,757)

Balance at December 31, 2008	$87,535

Of the $87,535 goodwill amount, approximately $7,444 is deductible for U.K. income tax purposes.

Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		December 31, 2008
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 - 12	$7,732	$5,359	$2,373
Trade names	3	149	149	—
Non-compete agreements	2 - 3	174	174	—
Favorable leasehold interests	2 - 5	7	7	—

Total		$8,062	$5,689	$2,373

		September 30, 2008
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 - 12	$9,705	$6,360	$3,345
Trade names	3	187	187	—
Non-compete agreements	2 - 3	219	219	—
Favorable leasehold interests	2 - 5	9	9	—

Total		$10,120	$6,775	$3,345

Amortization expense for other intangible assets subject to amortization was $318 and $443 for the three months ended December 31, 2008 and 2007, respectively. At December 31, 2008, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $876 for the nine months ending September 30, 2009 and $1,020, $334, $57 and $55 for the fiscal years ending September 30, 2010, 2011, 2012 and 2013, respectively.
7.	Accrued Expenses:
Accrued expenses consist of the following at December 31, 2008 and September 30, 2008:

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	December 31,		September 30,
	2008		2008
Payroll and related expenses	$14,684		$19,370
Acquisitions payable (on earned contingent consideration)	1,356	(A)	1,702	(A)
Professional fees	1,148		1,327
Interest payable	310		390
Refunds payable	1,308		1,648
Other	3,658		3,807

	$22,464		$28,244

(A)	At December 31, 2008 and September 30, 2008 amounts include $671 and $842, respectively, which are currently under negotiation with the owners of a previously acquired entity.
At December 31, 2008 and September 30, 2008, liabilities of discontinued operations consist of accrued refunds payable and accrued patient electric usage reimbursement.
8.	Income Taxes:
The Company recorded a provision for income taxes amounting to $722 or 22.6% of income before income taxes for the three months ended December 31, 2008, compared to a provision of $592 or 26.1% of income before income taxes for the three months ended December 31, 2007. The difference in the effective tax rate between the three months ended December 31, 2008 and the three months ended December 31, 2007 is mainly due to the utilization of loss carry forwards in the U.S.

As of December 31, 2008, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008.
9.	Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2008 and 2007, the Company had outstanding stock options and warrants to purchase 2,566 and 1,915 shares, respectively, of common stock ranging in price from $1.72 to $6.20 and $1.92 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or such effect would have been anti-dilutive.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2008 and 2007 are as follows:

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,986
Effect of dilutive securities — stock options and warrants treasury stock method	—	187

Shares used in computation of diluted EPS of common stock	44,986	45,173

10.	Comprehensive Loss:
Components of comprehensive loss include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive loss impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive loss for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
Net income	$2,467	$1,678
Change in cumulative translation adjustment	(27,227)	(3,430)

Comprehensive loss, net of income taxes	$(24,760)	$(1,752)

11.	Commitments and Contingencies:
Guarantees:

The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At December 31, 2008 and September 30, 2008 there were no amounts outstanding under the senior credit facility.

Employment Agreements

The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $528 (at the closing exchange rate at December 31, 2008) in fiscal 2009.

Operating Leases

The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At December 31, 2008, the Company had $5,243 of lease obligations through 2015 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $91 and $256, respectively, for such costs at December 31, 2008 and September 30, 2008.
12.	Profit Sharing and Private Pension Plans:
The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans to which the Company does not contribute. As part of certain employees’ compensation, the Company has agreed to make payments towards their U.K.- based private pension fund. The Company expects to contribute $211 to such plans in fiscal 2009.
13.	Recent Accounting Standards:
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Effective October 1, 2008, the Company adopted FAS No. 157. The adoption of FAS No. 157 did not have any impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“FAS No. 159”). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted FAS No. 159. The adoption of FAS No. 159 did not have any impact on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued FAS No. 141 (R) “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in fiscal year beginning October 1, 2009. FAS No. 141R will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon acquisitions that are made in the future.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the expected impact of FAS No. 161 on its consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed on page 1 in this Quarterly Report on Form 10-Q under “Forward-Looking Statements.”
We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and NHS Primary Care Trusts. We also supply nursing staff to NHS hospitals, although this represents 7.1% of the hours we provided in the first quarter of fiscal 2009 and 8.1% of our gross margin during that period.
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
The National Health Services (the “NHS”) requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business. In addition, we have experienced reduced revenues from the NHS as a result of the efforts of the NHS to source more of its work from its own employee base and its in-house agency (NHS Professionals). The reduction in demand from the NHS for healthcare staffing services as a result of overspending by the NHS Trusts (the NHS operates its hospitals through NHS Trusts, each of which operates one or more hospitals) has also impacted our financial results. Management currently believes that the biggest decline in hospital staffing arising from the NHS Framework Agreements has occurred over our previous two fiscal years and such decline has now stabilized. In fiscal 2009, the current Framework Agreements enter the formal re-tender stage, which may result in higher or lower prices. We currently cannot determine the outcome of this formal re-tender process and its impact on our consolidated financial position and results of operations.
The Company in some of its supply of healthcare staffing currently benefits from a concession to existing U.K. law (the “Concession”) which requires us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. We are aware of legislative changes, which are currently scheduled to go into effect in April 2009, that will result in the withdrawal of the Concession that we currently enjoy from U.K. VAT. As a result of the withdrawal of the Concession, some of our staffing services will become standard-rated and subject to VAT, as a result of which the costs of our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. Some of these staffing services that we provide will become exempt, as a result of which our overall costs may increase as we will cease to be able to recover any VAT we incur in providing those services and our overall VAT recovery rate may be reduced. If we absorb the costs ourselves, there could be a corresponding reduction in our profit margins. A further legislative change, scheduled to go into effect in April 2009, will increase the number of holiday pay entitlement for our flexible healthcare staff from 24 to 28 days per annum. In addition, we are aware of proposed legislative changes which may go into effect in April 2009, that would disallow the U.K. tax deduction on intra-group interest expense, including foreign exchange losses. We are currently evaluating the likely impact of these changes on our consolidated financial position and results of operations.
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
Our company maintains credit controls to ensure cash collection on a timely basis. The credit terms agreed with our customers range from 7 days to a maximum of 30 days from invoice date. We maintain a credit department which consists of approximately 20 personnel who are targeted to collect outstanding receivables. We have established the following guidelines for the credit department to use as well as for us to assess the credit department’s performance:
•	to maintain accounts receivable levels (including unbilled accounts receivable) to below 45 days;

•	to limit our overdues (greater than 90 days) within agreed targets; and

•	to limit bad debt write off in the year within agreed targets.
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

Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2008. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the first quarter of fiscal 2009, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
Income Taxes
We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB 109” (“FIN 48”). The Company adopted FIN 48 on October 1, 2007.
Under FAS No. 109, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for bad debts, foreign, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards.
FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2008, the Company has not recorded any unrecognized tax benefits.
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
Results of Operations
Three Months Ended December 31, 2008 vs. Three Months Ended December 31, 2007

	Three Months Ended December 31, 2007					Three Months Ended December 31, 2007
										Gross
			Gross		Gross			Gross		Profit
(Amounts in thousands)	Revenue	%	Profit	%	Profit%	Revenue	%	Profit	%	%
Homecare	$62,621	78.4%	$19,402	79.5%	31.0%	$55,950	74.8%	$17,367	77.4%	31.0%
Nursing Homes	9,833	12.3%	3,021	12.4%	30.7%	11,718	15.7%	3,488	15.6%	29.8%
Hospital Staffing	7,387	9.3%	1,990	8.1%	26.9%	7,102	9.5%	1,568	7.0%	22.1%

	79,841		24,413		30.6%	74,770		22,423		30.0%
Effect of foreign exchange	(18,313)		(5,600)			—		—

Total	$61,528		$18,813			$74,770		$22,423

SG&A			$20,013					$20,193
Effect of foreign exchange			(4,454)					—

SG&A — As Reported			$15,559					$20,193

Operating Income			$4,400					$2,230
Effect of foreign exchange			(1,146)					—

Operating Income — As Reported			$3,254					$2,230

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
Revenues
Total revenues for the three months ended December 31, 2008, before the unfavorable impact of foreign exchange rates, increased by $5.1 million, or 6.8%, to $79.8 million, compared with $74.8 million for the three months ended December 31, 2007. Contributing to the increase in revenues was homecare staffing which grew by 11.9% to $62.6 million. Nursing home staffing declined by 16.1% to $9.8 million. Hospital staffing increased by 4.0% to $7.4 million. After the unfavorable impact of currency exchange of $18.3 million, revenues decreased to $61.5 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 8.9% to $24.4 million for the three months ended December 31, 2008 from $22.4 million for the three months ended December 31, 2007. Changes in foreign exchange decreased gross profit by $5.6 million to $18.8 million for the three months ended December 31, 2008 compared to $22.4 million for the three months ended December 31, 2007, a decrease of 16.1%. As a percentage of total revenue, gross profit for the three months ended December 31, 2008 was 30.6%, as compared to 30.0% for the comparable prior period. We remain focused on supplying healthcare staff to our higher-margin homecare customers.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses for the three months ended December 31, 2008, before the favorable impact of foreign exchange, decreased by $0.2 million, or 0.9% to $20.0 million compared to $20.2 million for the three months ended December 31, 2007. Changes in foreign exchange decreased the reported result by $4.4 million to $15.6 million compared to $20.2 million for the three months ended December 31, 2007.
Interest Income
Total interest income for the three months ended December 31, 2008 was $0.3 million compared to $0.2 million for the three months ended December 31, 2007. The increase in interest income was mainly attributable to additional cash on hand.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $0.7 million or 22.6% of income before income taxes for the three months ended December 31, 2008, compared to a provision of $0.6 million or 26.1% of income before income taxes for the three months ended December 31, 2007. The difference in the effective tax rate between the three months ended December 31, 2008 and the three months ended December 31, 2007 is mainly due to the utilization of loss carry forwards in the U.S.
Net Income
As a result of the foregoing, we recorded net income of $2.5 million for the three months ended December 31, 2008 compared to net income of $1.7 million for the three months ended December 31, 2007.

Liquidity and Capital Resources
General
For the three months ended December 31, 2008, we generated $1.8 million of cash from continuing operating activities. Cash requirements for the three months ended December 31, 2008 for capital expenditures ($0.7 million) were met through cash on hand.
We believe the existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2008 and September 30, 2008, $18.3 million (12.0%) and $17.8 million (9.7%), respectively, of our total assets consisted of accounts receivable. The increase in the accounts receivable from fiscal year end is mainly due to timing of invoicing and of cash collections.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding, excluding unbilled accounts receivable, (“DSOs”) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At December 31, 2008 and September 30, 2008, our average DSOs were 27 and 21, respectively. The September 30, 2008 DSO was the lowest level achieved by our company and was due to our invoicing cycle.
At December 31, 2008 gross receivables were $20.6 million, of which $14.5 million or 70.2% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2008 gross receivables were $21.5 million, of which $15.2 million or 70.7% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.
The following table summarizes the accounts receivable aging by payor mix at December 31, 2008 and September 30, 2008 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At December 31, 2008	Days	Days	Days	Days	And Over	12/31/2008
SSD	$6,919	$980	$397	$161	$352	$8,809

NHS	4,482	611	213	146	191	5,643

Commercial Payors	2,798	531	148	57	60	3,594

Private Payors	1,746	247	103	81	364	2,541

	0-30	31-60	61-90	91-120	121 Days	AR At
At December 31, 2008	Days	Days	Days	Days	And Over	12/31/2008
Gross AR at 12/31/08	$15,945	$2,369	$861	$445	$967	$20,587

Less: Unapplied Cash						(1,171)

Less: Surcharges(A)						(489)
Less: Allowance For Doubtful Accounts						(670)

Accounts Receivable, net						$18,257

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2008	Days	Days	Days	Days	And Over	9/30/208
SSD	$6,504	$1,135	$399	$209	$392	$8,639

NHS	4,732	774	505	186	387	6,584

Commercial Payors	3,046	613	157	51	104	3,971

Private Payors	1,396	261	158	67	466	2,348

Gross AR at 9/30/08	$15,678	$2,783	$1,219	$513	$1,349	$21,542

Less: Unapplied Cash						(2,392)

Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(823)

Accounts Receivable, net						$17,774

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
Borrowings
General
In the fourth quarter of fiscal 2004, our U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), obtained a senior credit facility, which was amended in the first quarter of fiscal

2007 to provide for additional facilities. The facility consisted of a term loan A, revolving loan B1, invoice discounting facility B2 and revolving loan C. In the first quarter of fiscal 2008, Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division in fiscal 2007. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C in the first quarter of fiscal 2008. Allied Holdings still has retained the £7.5 million ($10.9 million at the closing exchange rate at December 31, 2008) invoice discounting facility B2 that matures in July 2009 and that can be drawn upon until June 2009. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon six weeks notice. As of December 31, 2008, we had no borrowings outstanding under the invoice discounting loan B2 and currently do not anticipate reinstating the invoice discount facility. As such, we had recognized interest costs of $0.4 million for bank fees in the third quarter of fiscal 2008.
Guarantees
The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At December 31, 2008 and September 30, 2008, there were no amounts outstanding under the senior credit facility.
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
Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.5 million (at the closing exchange rate at December 31, 2008), in fiscal 2009.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £210,000 (approximately $304,000 at the closing exchange rate at December 31, 2008). In addition, pursuant to his employment agreement:
•	we issued Mr. Young 200,000 stock options in February 2008;

•	we will grant Mr. Young an individual long term incentive award (the “LTI Award”), the potential maximum value of which (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $4.3 million at the closing exchange rate at December 31, 2008) by January 2012. The LTI Award may be settled in shares of our common stock or in cash, or a combination of the two, at the discretion of our Board of Directors;

•	we provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £155,000 (approximately $224,400 at the closing exchange rate at December 31, 2008). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2008 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2009	$1,764	$843	$2,607
2010	1,631	560	2,191
2011	967	741	1,708
2012	566	653	1,219
2013	249	188	437
Thereafter	66	—	66

	$5,243	$2,985	$8,228

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2008. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs of approximately $5.5 million (at the closing exchange rate at December 31, 2008), of which $1.7 million has been incurred and $3.8 million is expected to be incurred in the nine months ended September 30, 2009 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.
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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.1 million and $0.3 million, respectively, for such costs at December 31, 2008 and September 30, 2008.
Impact of Recent Accounting Standards
See Note 13 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2009 period as compared to the year to date fiscal 2008 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $18.3 million, decreased operating income of $1.1 million and decreased net income of $0.6 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $6.2 million, $0.4 million and $0.2 million impact on reported quarterly revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.
At December 31, 2008, we had no debt outstanding. Historically, we have used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 4, 2009

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)