Form 10-Q
period 2009-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2009-05-06
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2009
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
YES ☑    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐    NO ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock	44,986,229 Shares

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

Part I
Item 1. Financial Statements (Unaudited).
The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2009	September 30,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$28,072	$26,199
Restricted Cash	—	136
Accounts receivable, less allowance for doubtful accounts of $632 and $823, respectively	11,047	17,774
Unbilled accounts receivable	13,958	15,892
Deferred income taxes	2,383	474
Prepaid expenses and other assets	1,133	1,375
Taxes receivable	292	—
Assets of discontinued operations	—	182

Total current assets	56,885	62,032

Property and equipment, net	7,055	8,574
Goodwill	85,975	109,292
Other intangible assets, net	2,043	3,345
Taxes receivable	—	19

Total assets	$151,958	$183,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$1,614
Accrued expenses, inclusive of payroll and related expenses	21,905	28,244
Taxes payable	15	—
Liabilities of discontinued operations	—	624

Total current liabilities	23,305	30,482

Deferred income taxes	54	110

Total liabilities	23,359	30,592

Commitments and contingencies (Notes 7, 8 and 12)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 and 45,571 shares, respectively	456	456
Additional paid-in capital	241,216	241,018
Accumulated other comprehensive (loss) income	(27,428)	1,819
Accumulated deficit	(83,351)	(88,329)

	130,893	154,964

Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	128,599	152,670

Total liabilities and shareholders’ equity	$151,958	$183,262

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues:
Net patient services	$55,334	$73,815	$116,862	$148,585

Cost of revenues:
Patient services	38,168	51,884	80,883	104,231

Gross profit	17,166	21,931	35,979	44,354

Selling, general and administrative expenses	14,389	19,455	29,948	39,648

Operating income	2,777	2,476	6,031	4,706

Interest income	115	171	379	404
Interest expense	(7)	(47)	(14)	(103)
Foreign exchange loss	(45)	(12)	(367)	(149)

Income before income taxes and discontinued operations	2,840	2,588	6,029	4,858

Provision for income taxes	696	824	1,418	1,416

Income from continuing operations	2,144	1,764	4,611	3,442

Discontinued operations:
Income from discontinued operations, net of taxes	367	—	367	—

Net income	$2,511	$1,764	$4,978	$3,442

Basic and diluted net income per share of common stock
Income from continuing operations	$0.05	$0.04	$0.10	$0.08
Income from discontinued operations	0.01	—	0.01	—

Net income per share of common stock	$0.06	$0.04	$0.11	$0.08

Weighted average number of common shares outstanding:
Basic	44,986	44,986	44,986	44,986

Diluted	44,986	45,059	44,986	45,116

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,978	$3,442
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(367)	—
Depreciation and amortization	1,198	1,665
Amortization of intangible assets	608	855
Foreign exchange loss	104	—
Provision for (reversal of) allowance for doubtful accounts	106	(516)
Loss (gain) on sale of fixed assets	5	(23)
Stock based compensation	198	379
Deferred income taxes	1,403	(96)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	2,920	3,131
Increase in prepaid expenses and other assets	(1,700)	(4,632)
Decrease in accounts payable and other liabilities	(2)	(3,941)

Net cash provided by continuing operations	9,451	264
Net cash used in discontinued operations	—	(572)

Net cash provided by (used in) operating activities	9,451	(308)

Cash flows from investing activities:
Capital expenditures	(1,574)	(1,006)
Proceeds from sale of business	113	54,692
Proceeds from sale of property and equipment	1	49
Payments on acquisitions payable	(170)	—

Net cash (used in) provided by investing activities	(1,630)	53,735

Cash flows from financing activities:
Payments on revolving loan	—	(25,149)
Payments on invoice discounting facility	—	(4,546)
Payments on long-term debt	—	(24,143)
Proceeds from sale of interest rate swap agreements	—	629

Net cash used in financing activities	—	(53,209)

Effect of exchange rate on cash	(5,948)	—

Increase in cash	1,873	218

Cash and cash equivalents, beginning of period	26,199	20,241

Cash and cash equivalents, end of period	$28,072	$20,459

Supplemental cash flow information:
Cash paid for interest	$14	$1,117

Cash paid for income taxes, net	$—	$3,128

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
1.	Basis of Presentation:

Allied Healthcare International Inc. (“the Company”) is a provider of flexible, or temporary, healthcare staffing services to the United Kingdom (“U.K.”) healthcare industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

Essentially, all services provided by the Company are provided by its integrated network of approximately one hundred branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. In accordance with FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2008 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2008. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:

Stock Options

For the three and six months ended March 31, 2009, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $99 and $198, respectively. For the three and six months ended March 31, 2008, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $231 and $379, respectively. As of March 31, 2009, there was $770 of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2,857 shares at March 31, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Following is a summary of stock option activity during the three and six months ended March 31, 2009:

	Share	Weighted-Average
Share Options	Options	Exercise Price ($)
Outstanding at January 1, 2009	2,366	2.22

Outstanding at March 31, 2009	2,366	2.22

			Weighted
			-Average
			Remaining
			Contractual	Aggregate
	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	2,576	2.24
Forfeited	(210)	2.44

Outstanding at March 31, 2009	2,366	2.22	7.0	—

Exercisable at March 31, 2009	1,186	2.40	5.0	—

Vested and expected to vest at March 31, 2009	2,134	2.24	6.8	—

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $0.98. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Six Months
Ended March 31, 2008
Expected life (years)	5.2
Risk-free interest rate	2.7%
Volatility	49.4%
Expected dividend yield	0%
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

7

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2009 and the activity for the three and six months ended March 31, 2009:

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)
Nonvested at January 1, 2009	1,180	1.02

Nonvested at March 31, 2009	1,180	1.02

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	1,295	1.04
Vested	(115)	1.23

Nonvested at March 31, 2009	1,180	1.02

The total grant date fair value of share options vested during the six months ended March 31, 2009 was $141. The total grant date fair value of share options vested during the three and six months ended March 31, 2008 was $124 and $409, respectively.
The Company has granted certain options that, in addition to the time vesting requirement, have a performance condition based on the Company’s earnings before interest and taxes or earnings before interest, taxes, depreciation and amortization. Of the 2,366 options outstanding at March 31, 2009, 660 options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

			Weighted
			-Average
			Remaining
			Contractual	Aggregate
Timing and Performance Based	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at January 1, 2009	660	1.98

Outstanding at March 31, 2009	660	1.98	8.6	—

Timing and Performance Based	Share	Grant-Date
Share Options	Options	Fair Value ($)
Nonvested at January 1, 2009	430	1.02

Nonvested at March 31, 2009	430	1.02

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

			Weighted
			-Average
			Remaining
			Contractual	Aggregate
Timing and Performance Based	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	760	1.98
Forfeited	100	1.98

Outstanding at March 31, 2009	660	1.98	8.6	—

Exercisable at March 31, 2009	230	1.92	7.5	—

Vested and expected to vest at March 31, 2009	553	1.97	8.5	—

Timing and Performance Based	Share	Grant-Date
Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	545	1.07
Vested	(115)	1.23

Nonvested at March 31, 2009	430	1.02

The above outstanding stock options detail does not include the 200 stock options awarded to the Company’s Chief Executive Officer in February 2008, pursuant to his employment agreement, as the criteria under Financial Accounting Standards Board (the “FASB”) FAS No. 123R, Share-Based Payment, for grant date has not been established at March 31, 2009. Subsequent to March 31, 2009, the performance terms were finalized. See Note 15.
3. Cash and Cash Equivalents:
Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $0 and $466 at March 31, 2009 and September 30, 2008, respectively.
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
Major classes of property and equipment, net, consist of the following at March 31, 2009 and September 30, 2008:

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2009	2008
Furniture, fixtures and equipment (including software)	$13,819	$26,639
Leasehold improvements	1,080	1,332

	14,899	27,971
Less, accumulated depreciation and amortization	7,844	19,397

	$7,055	$8,574

In the second quarter of fiscal 2009, the Company wrote-off fully depreciated property and equipment of approximately $8,422 due to obsolescence. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2009 were $598 and $1,198, respectively. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2008 were $815 and $1,665, respectively.
6. Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2009:

Balance at October 1, 2008	$109,292
Foreign exchange effect	(23,317)

Balance at March 31, 2009	$85,975

Of the $85,975 goodwill amount, approximately $6,946 is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		March 31, 2009
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 — 12	$7,590	$5,547	$2,043
Trade names	3	146	146	—
Non-compete agreements	2 — 3	171	171	—
Favorable leasehold interests	2 — 5	7	7	—

Total		$7,914	$5,871	$2,043

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

Amortization expense for other intangible assets subject to amortization was $290 and $608 for the three and six months ended March 31, 2009, respectively. Amortization expense for other intangible assets subject to amortization was $412 and $855 for the three and six months ended March 31, 2008, respectively. At March 31, 2009, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $573 for the six months ending September 30, 2009 and $1,001, $332, $56 and $54 for the fiscal years ending September 30, 2010, 2011, 2012 and 2013, respectively.
7. Accrued Expenses and Liabilities of Discontinued Operations:
Accrued expenses consist of the following at March 31, 2009 and September 30, 2008:

	March 31,		September 30,
	2009		2008
Payroll and related expenses	$15,423		$19,370
Acquisitions payable (on earned contingent consideration)	1,171	(A)	1,702	(A)
Professional fees	1,152		1,327
Interest payable	305		390
Refunds payable	1,168		1,648
Other	2,686		3,807

	$21,905		$28,244

(A)	At March 31, 2009 and September 30, 2008 amounts include $658 and $842, respectively, which are currently under negotiation with the owners of a previously acquired entity.
At March 31, 2009 and September 30, 2008, liabilities of discontinued operations totaled $0 and $624, respectively and consisted of accrued refunds payable and accrued patient electric usage reimbursement. In the second quarter of fiscal 2009, the Company released the reserves related to such accruals as the warranty period under the sales agreement had expired. See Note 8.
8. Business Dispositions:
In fiscal 2007, the Company disposed of two of its U.K. subsidiaries when it sold the shares of Allied Respiratory Limited and Medigas Limited. These two subsidiaries constituted the Company’s respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has accounted for its respiratory therapy segment as a discontinued operation.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
In the three months ended March 31, 2009, the Company reversed the liabilities of discontinued operations, as the warranty period under the sales agreement covering these costs had expired, and recognized income from discontinued operations, net of tax, of $367.
9. Income Taxes:
The Company recorded a provision for income taxes amounting to $696 or 24.5% of income before income taxes and discontinued operations for the three months ended March 31, 2009, compared to a provision of $824 or 31.8% of income before income taxes and discontinued operations for the three months ended March 31, 2008. The Company recorded a provision for income taxes amounting to $1,418 or 23.5% of income before income taxes and discontinued operations for the six months ended March 31, 2009, compared to a provision of $1,416 or 29.1% of income before income taxes and discontinued operations for the six months ended March 31, 2008. The difference in the effective tax rate between the three and six months ended March 31, 2009 and the three and six months ended March 31, 2008 is mainly due to the utilization of loss carry forwards in the U.S., permanent differences and change in enacted rate in the U.K.
As of March 31, 2009, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008.
10. Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2009 and 2008, the Company had outstanding stock options and warrants to purchase 2,566 and 2,215 shares, respectively, of common stock ranging in price from $1.72 to $6.20 and $1.92 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or such effect would have been anti-dilutive.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,986	44,986	44,986
Effect of dilutive securities — stock options and warrants	—	73	—	130

Shares used in computation of diluted EPS of common stock	44,986	45,059	44,986	45,116

11. Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$2,511	$1,764	$4,978	$3,442
Change in cumulative translation adjustment	(2,020)	(140)	(29,247)	(3,570)

Comprehensive income (loss), net of income taxes	$491	$1,624	$(24,269)	$(128)

12. Commitments and Contingencies:
Guarantees:
The Company’s senior credit facility is collateralized by a first priority lien on the assets of Allied Healthcare Group Holdings Limited and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At March 31, 2009 and September 30, 2008 there were no amounts outstanding under the senior credit facility.
Employment Agreements
The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $530 (at the closing exchange rate at March 31, 2009) in fiscal 2009.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At March 31, 2009, the Company had $4,880 of

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
lease obligations through 2015 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.
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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $75 and $256, respectively, for such costs at March 31, 2009 and September 30, 2008.
13. Profit Sharing and Private Pension Plans:
The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans to which the Company does not contribute. Further, as part of certain employees’ compensation, the Company has agreed to make payments towards their U.K. — based private pension fund. The Company expects to contribute $188 to such plans in fiscal 2009.
14. Recent Accounting Standards:
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to fair value measurements under other accounting pronouncements that require or permit fair value measurements. Effective October 1, 2008, the Company adopted FAS No. 157. The adoption of FAS No. 157 did not have any impact on the Company’s consolidated financial position and results of operations.
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
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal year beginning October 1, 2009. FAS No. 160 is not expected to have an impact on the Company’s consolidated financial position and results of operations as it does not have any noncontrolling interest in a subsidiary.
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
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for the Company in its fiscal year beginning October 1, 2009. FAS No. 161 is not expected to have an impact on the Company’s disclosures about derivative instruments and hedging activities as it does not currently have derivative instruments or engage in hedging activities.
15. Subsequent Events:
In April 2009, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, made a grant of 566 stock appreciation rights to Sandy Young, its Chief Executive Officer. The stock appreciation rights represent the right to receive a payment, in shares of the Company’s common stock, equal to the product of (a) the number of stock appreciation rights granted that vest and (b) the excess of (i) the closing sale price of a share of the Company’s common stock on the date that the stock appreciation rights are paid to Mr. Young over (ii) the base price of $1.51 (the closing price of a share of the Company’s common stock on Nasdaq on April 21, 2009, the date that the stock appreciation rights were granted to Mr. Young).

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The stock appreciation rights are subject to both time vesting and performance vesting.
Time Vesting. The stock appreciation rights generally will not vest if Mr. Young’s employment with the Company is terminated prior to January 14, 2011, the third anniversary of the date he became the Company’s Chief Executive Officer. However, if Mr. Young’s employment terminates because of his death or disability, he shall become vested in the stock appreciation rights to the extent determined by the Compensation Committee. The Compensation Committee’s determination shall be made by multiplying that portion of the stock appreciation rights that are deemed potentially to have vested by reason of satisfaction of the applicable performance levels by a fraction, the numerator of which is the number of completed months elapsed since October 1, 2007 through the date of termination of employment and the denominator of which is 48.
In addition, in the event of a “change of control” (as defined in the stock appreciation rights agreement), the stock appreciation rights will become immediately vested to the same extent provided in the previous paragraph and shall be exercisable for a period of 30 days after the change of control. If Mr. Young’s employment with the Company is terminated for reasons that the Compensation Committee determines constitutes “cause” (as defined in the stock appreciation rights agreement), the stock appreciation rights will be forfeited, without regard to whether they have become vested.
Performance Vesting. The determination of whether the stock appreciation rights have vested will be made as soon as practicable after the fiscal year ending September 30, 2011 and will be based on the achievement of the performance measures set forth in the stock appreciation rights agreement with Mr. Young. The stock appreciation rights agreement establishes a threshold, base and stretch level of improvement (in percentage terms) in growth in each of sales, earnings per share and earnings before interest, taxes and amortization (“EBITA”) during the period from October 1, 2009 through September 30, 2011 as compared to the base year ended September 30, 2007 and provides that the amount of stock appreciation rights that will vest will be dependent on whether the threshold, base and stretch levels have been met in each performance measure. The determination of vesting attributable to each performance measure shall be independent from the other performance measures. A performance below threshold in one performance measure does not preclude vesting under any other performance measure.
If the actual results for any performance measure fall between the threshold and the base, or between the base and the stretch, vesting of the stock appreciation rights will be prorated.
The stock appreciation rights agreement with Mr. Young provides that the potential maximum value of the stock appreciation rights (when aggregated with the value of the vested portion of the option to purchase 200 shares of the Company’s common stock held by Mr. Young) is £3,000 (approximately $4,264 at the closing exchange rate at March 31, 2009). If the total value of the stock appreciation rights and the value of the vested portion of Mr. Young’s options exceeds £3,000, then the base price of $1.51 for the stock appreciation rights will be increased so that the total value is equal to £3,000.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
In April 2009, in addition to the grant of the stock appreciation rights, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, finalized the performance-based vesting conditions of the 200 options to purchase shares of common stock of the Company held by Mr. Young. These options had been granted in February 2008 at an exercise price of $2.11 per share. The vesting of the stock options will be subject to vesting in the same manner as the stock appreciation rights.

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
We are a leading provider of flexible, or temporary, healthcare staffing to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff to NHS hospitals, although this represents 6.9% of the hours we provided in the first half of fiscal 2009 and 7.7% of our gross margin during that period.
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
In some of our supply of healthcare staffing we benefited from a concession to existing U.K. law (the “Concession”) which allowed us to charge value-added tax (“VAT”) on the amount of commission charged to the purchaser of flexible staff. There have been legislative changes, which went into effect in April 2009, that will result in the withdrawal of the Concession. We have undertaken a review of the appropriate VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff, which is not exempt from VAT. This treatment reflects our advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”) resulting in a VAT liability. It is our intent to seek HMRC’s concurrence with our VAT position. If any of our services are deemed to be not exempt, then the costs of our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. As a result of the majority of our services now being exempt from VAT, our overall costs will increase as we will cease to be able to recover any VAT we incur on our purchases. If we absorb the costs ourselves, there could be a corresponding reduction in our profit margins.
A further legislative change, which went into effect in April 2009, will increase the number of holiday pay entitlement for our flexible healthcare staff from 24 to 28 days per annum. In addition, we are aware of proposed legislative changes which may go into effect in fiscal 2011, that would disallow the U.K. tax deduction on intra-group interest expense. We are currently evaluating the likely impact of these changes on our consolidated financial position and results of operations.

18

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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2009. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the interim periods of fiscal 2009, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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
FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2009, the Company has not recorded any unrecognized tax benefits.
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
Results of Operations
Overview
We are one of the larger suppliers of homecare services in the U.K. Current trends in homecare services that have contributed to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, a move toward supplier consolidation by the local governmental authorities, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care.
Nursing homes results have been impacted by the general economic market as well as the decision by one of our major customers to utilize other service providers in addition to our company. We have experienced a lesser demand for our services from nursing homes, which we believe is a result of the economic recession, as nursing homes are trying to reduce their costs as well as their own permanent staff working additional hours.
The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business and making it very difficult to recruit nurses to work on this contract at the stipulated pay rates. This has been somewhat offset by the increase in private hospital business which have higher profit margins. Management currently believes that the biggest decline in hospital staffing arising from the NHS Framework Agreements has occurred over our previous two fiscal years and such decline has now stabilized although it does fluctuate between quarters. In fiscal 2009, the current Framework Agreements have entered the formal re-tender stage, which we believe may result in higher prices. We currently cannot determine the outcome of this formal re-tender process and its impact on our consolidated financial position and results of operations.

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues and gross profits at constant exchange rates using the comparable prior period weighted average exchange rate. As noted in the reported numbers, recent fluctuations in foreign exchange rates have significantly impacted our three months ended March 31, 2009 results.

	Three Months Ended March 31, 2009					Three Months Ended March 31, 2008
			Gross		Gross			Gross		Gross
(Amounts in thousands)	Revenue	%	Margin	%	Margin %	Revenue	%	Margin	%	Margin %

Homecare	$61,066	80.2%	$19,307	81.8%	31.6%	$54,544	73.9%	$16,772	76.5%	30.7%
Nursing Homes	8,207	10.8%	2,562	10.9%	31.2%	10,622	14.4%	3,156	14.4%	29.7%
Hospitals	6,817	9.0%	1,726	7.3%	25.3%	8,649	11.7%	2,003	9.1%	23.2%

Total, at constant exchange rates	76,090		23,595		31.0%	73,815		21,931		29.7%
Effect of foreign exchange	(20,756)		(6,429)			—		—

Total , as reported	$55,334		$17,166			$73,815		$21,931

SG&A, at constant exchanger rates			$19,511					$19,455
Effect of foreign exchange			(5,122)					—

SG&A, as reported			$14,389					$19,455

Operating Income, at constant exchange rates			$4,084					$2,476
Effect of foreign exchange			(1,307)					—

Operating Income, as reported			$2,777					$2,476

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
Revenues
Total revenues for the three months ended March 31, 2009, before the unfavorable impact of foreign exchange rates, increased by $2.3 million, or 3.1%, to $76.1 million, compared with $73.8 million for the three months ended March 31, 2008. Contributing to the increase in revenues was homecare revenues which grew by 12.0% to $61.1 million. Nursing home revenues declined by 22.7% to $8.2 million. Hospitals revenues decreased by 21.2% to $6.8 million. After the unfavorable impact of currency exchange of $20.8 million, revenues decreased to $55.3 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 7.6% to $23.6 million for the three months ended March 31, 2009 from $21.9 million for the three months ended March 31, 2008. Changes in foreign exchange decreased gross profit by $6.4 million to $17.2 million for the three months ended March 31, 2009 compared to $21.9 million for the three months ended March 31, 2008, a decrease of 21.7%. As a percentage of total revenue, gross profit for the three months ended March 31, 2009 was

31.0%, as compared to 29.7% for the comparable prior period mainly due to our sales mix. We remain focused on supplying healthcare staff to our higher-margin homecare customers.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses for the three months ended March 31, 2009, before the favorable impact of foreign exchange, was $19.5 million compared to $19.5 million for the three months ended March 31, 2008. Changes in foreign exchange decreased the reported result by $5.1 million to $14.4 million compared to $19.5 million for the three months ended March 31, 2008.
Interest Income
Total interest income for the three months ended March 31, 2009 was $0.1 million compared to $0.2 million for the three months ended March 31, 2008. Even though we had higher cash balances, interest income was negatively impacted by the decrease in interest rates.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $0.7 million or 24.5% of income before income taxes and discontinued operations for the three months ended March 31, 2009, compared to a provision of $0.8 million or 31.8% of income before income taxes and discontinued operations for the three months ended March 31, 2008. The difference in the effective tax rate between the three months ended March 31, 2009 and the three months ended March 31, 2008 is mainly due to the utilization of loss carry forwards in the U.S, permanent differences and change in enacted rate in the U.K.
Discontinued Operations
In fiscal 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), we have accounted for our respiratory therapy segment as a discontinued operation.
In the three months ended March 31, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs has expired.
Net Income
As a result of the foregoing, we recorded net income of $2.5 million for the three months ended March 31, 2009 compared to net income of $1.8 million for the three months ended March 31, 2008.

Six Months Ended March 31, 2009 vs. Six Months Ended March 31, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues and gross profits at constant exchange rates using the comparable prior period weighted average exchange rate. As noted in the reported numbers, recent fluctuations in foreign exchange rates have significantly impacted our six months ended March 31, 2009 results.

	Six Months Ended March 31, 2009					Six Months Ended March 31, 2008
			Gross		Gross			Gross		Gross
(Amounts in thousands)	Revenue	%	Margin	%	Margin %	Revenue	%	Margin	%	Margin %

Homecare	$123,687	79.3%	$38,709	80.7%	31.3%	$110,494	74.4%	$34,139	77.0%	30.9%
Nursing Homes	18,041	11.6%	5,583	11.6%	30.9%	22,340	15.0%	6,644	15.0%	29.7%
Hospital Staffing	14,204	9.1%	3,716	7.7%	26.2%	15,751	10.6%	3,571	8.0%	22.7%

Total, at constant exchange rates	155,932		48,008		30.8%	148,585		44,354		29.9%
Effect of foreign exchange	(39,070)		(12,029)			—		—

Total, as reported	$116,862		$35,979			$148,585		$44,354

SG&A, at constant exchange rates			$39,524					$39,648
Effect of foreign exchange			(9,576)					—

SG&A , as reported			$29,948					$39,648

Operating Income, at constant exchange rates			$8,484					$4,706
Effect of foreign exchange			(2,453)					—

Operating Income, as reported			$6,031					$4,706

In addition to disclosing results of operations that are determined in accordance with GAAP, the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.
Revenues
Total revenues for the six months ended March 31, 2009, before the unfavorable impact of foreign exchange rates, increased by $7.3 million, or 4.9%, to $155.9 million, compared with $148.6 million for the six months ended March 31, 2008. Contributing to the increase in revenues was homecare revenues which grew by 11.9% to $123.7 million. Nursing home revenues declined by 19.2% to $18.0 million. Hospital staffing decreased by 9.8% to $14.2 million. After the unfavorable impact of currency exchange of $39.0 million, revenues decreased to $116.9 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 8.2% to $48.0 million for the six months ended March 31, 2009 from $44.4 million for the six months ended March 31, 2008. Changes in foreign exchange decreased gross profit by $12.0 million to $36.0 million for the six months ended March 31, 2009 compared to $44.4 million for the six months ended March 31, 2008, a decrease of 18.9%. As a percentage of total revenue, gross profit for the six months ended March 31, 2009 was 30.8%, as compared to 29.9% for the comparable prior period mainly due to our sales mix. We remain focused on supplying healthcare staff to our higher-margin homecare customers.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses for the six months ended March 31, 2009, before the favorable impact of foreign exchange, was $39.5 million compared to $39.6 million for the six months ended March 31, 2008. Changes in foreign exchange decreased the reported result by $9.6 million to $29.9 million compared to $39.6 million for the six months ended March 31, 2008.
Interest Income
Total interest income for the six months ended March 31, 2009 was $0.4 million compared to $0.4 million for the six months ended March 31, 2008. Even though we had higher cash balances, interest income was negatively impacted by the decrease in interest rates and changes in foreign exchange ($0.1 million).
Provision for Income Taxes
We recorded a provision for income taxes amounting to $1.4 million or 23.5% of income before income taxes and discontinued operations for the six months ended March 31, 2009, compared to a provision of $1.4 million or 29.1% of income before income taxes and discontinued operations for the six months ended March 31, 2008. The difference in the effective tax rate between the six months ended March 31, 2009 and the six months ended March 31, 2008 is mainly due to the utilization of loss carry forwards in the U.S, permanent differences and change in enacted rate in the U.K.
Discontinued Operations
In fiscal 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of FAS No. 144, we have accounted for our respiratory therapy division as a discontinued operation.
In the six months ended March 31, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs has expired.
Net Income
As a result of the foregoing, we recorded net income of $5.0 million for the six months ended March 31, 2009 compared to net income of $3.4 million for the six months ended March 31, 2008.
Liquidity and Capital Resources
General
For the six months ended March 31, 2009, we generated $9.5 million of cash from continuing operating activities. Cash requirements for the six months ended March 31, 2009 for capital expenditures ($1.6 million) were met through cash on hand.
We believe our existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2009 and September 30, 2008, $11.0 million (7.3%) and $17.8 million (9.7%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of invoicing, of cash collections and decline in foreign exchange rates.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding, excluding unbilled accounts receivable, (“DSOs”) is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At March 31, 2009 and September 30, 2008, our average DSOs were 18 and 21, respectively. The March 31, 2009 DSO was the lowest level achieved by our company and was due to timing of cash collections mainly from the local governmental bodies as a result of the end of their fiscal period and the timing of our invoicing.
At March 31, 2009 gross receivables, excluding unapplied cash and surcharges, were $13.0 million, of which $8.8 million or 67.5% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2008 gross receivables, excluding unapplied cash and surcharges, were $21.5 million, of which $15.2 million or 70.7% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at March 31, 2009 and September 30, 2008 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At March 31, 2009	Days	Days	Days	Days	And Over	3/31/09
SSD	$4,218	$422	$182	$91	$276	$5,189
NHS	2,905	387	129	81	86	3,588
Commercial Payors	1,923	265	78	61	79	2,406
Private Payors	1,238	111	52	101	311	1,813

Gross AR at 3/31/09	$10,284	$1,185	$441	$334	$752	$12,996

Less: Unapplied Cash						(975)
Less: Surcharges(A)						(342)
Less: Allowance For Doubtful Accounts						(632)

Accounts Receivable, net						$11,047

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2008	Days	Days	Days	Days	And Over	9/30/208
SSD	$6,504	$1,135	$399	$209	$392	$8,639
NHS	4,732	774	505	186	387	6,584
Commercial Payors	3,046	613	157	51	104	3,971
Private Payors	1,396	261	158	67	466	2,348

Gross AR at 9/30/08	$15,678	$2,783	$1,219	$513	$1,349	$21,542

Less: Unapplied Cash						(2,392)
Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(823)

Accounts Receivable, net						$17,774

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour or fraction of an hour) agreed to in advance with our customers. The work is either logged by electronic call monitoring or time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 23 days from submission of invoices.
As our current operations are in the U.K. and the majority of accounts receivable are from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances.

Borrowings
General
In the fourth quarter of fiscal 2004, our U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), obtained a senior credit facility, which was amended in the first quarter of fiscal 2007 to provide for additional facilities. The facility consisted of a term loan A, revolving loan B1, invoice discounting facility B2 and revolving loan C. In the first quarter of fiscal 2008, Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division in fiscal 2007. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C in the first quarter of fiscal 2008. Allied Holdings still has retained the £7.5 million ($10.7 million at the closing exchange rate at March 31, 2009) invoice discounting facility B2 that matures in July 2009 and that can be drawn upon until June 2009. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon six weeks notice. As of March 31, 2009, we had no borrowings outstanding under the invoice discounting loan B2 and currently do not anticipate reinstating the invoice discount facility. As such, we had recognized interest costs of $0.4 million for bank fees in the third quarter of fiscal 2008.
Guarantees
The senior credit facility is secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At March 31, 2009 and September 30, 2008, there were no amounts outstanding under the senior credit facility.
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
Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.5 million (at the closing exchange rate at March 31, 2009), in fiscal 2009.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £216,300 (approximately $307,500 at the closing exchange rate at March 31, 2009). In addition, pursuant to his employment agreement:
•	we issued Mr. Young 200,000 stock options in February 2008;

•	we granted Mr. Young 566,135 stock appreciation rights in April 2009:

•	we provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
See Note 15 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2009 for a description of the stock appreciation rights and the stock options.
In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £159,650 (approximately $226,900 at the closing exchange rate at March 31, 2009). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of March 31, 2009 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations

2009	$1,187	$135	$1,322
2010	1,728	550	2,278
2011	1,033	728	1,761
2012	596	641	1,237
2013	246	185	431
Thereafter	90	—	90

	$4,880	$2,239	$7,119

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2009. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs of approximately $5.8 million (at the closing exchange rate at March 31, 2009), of which $2.0 million has been incurred and $3.8 million is expected to be incurred in the six months ended September 30, 2009 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.

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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.1 million and $0.3 million, respectively, for such costs at March 31, 2009 and September 30, 2008.
Impact of Recent Accounting Standards
See Note 14 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2009 period as compared to the year to date fiscal 2008 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $39.0 million, decreased operating income of $2.5 million and decreased net income from continuing operations of $1.3 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $11.7 million, $0.7 million and $0.3 million impact on reported year to date revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents and the senior credit facility. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.
At March 31, 2009, we had no debt outstanding. Historically, we have used interest rate swap agreements to manage our exposure to interest rate changes related to our senior credit facility.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.
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
Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 6. Exhibits

10.1	Stock Appreciation Rights Agreement, entered into effective as of April 21, 2009, between Allied Healthcare International Inc. and Alexander Young.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2009

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)