Form 10-Q
period 2009-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2009-08-04
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock	44,986,229 Shares

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

Part I
Item 1. Financial Statements (Unaudited).
The Condensed Consolidated Financial Statements of Allied Healthcare International Inc. begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,660	$26,199
Restricted Cash	—	136
Accounts receivable, less allowance for doubtful accounts of $676 and $823, respectively	16,609	17,774
Unbilled accounts receivable	15,355	15,892
Deferred income taxes	372	474
Prepaid expenses and other assets	1,581	1,375
Assets of discontinued operations	—	182

Total current assets	67,577	62,032

Property and equipment, net	8,076	8,574
Goodwill	99,550	109,292
Other intangible assets, net	2,041	3,345
Taxes receivable	—	19

Total assets	$177,244	$183,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,142	$1,614
Accrued expenses, inclusive of payroll and related expenses	26,391	28,244
Taxes payable	777	—
Liabilities of discontinued operations	—	624

Total current liabilities	28,310	30,482

Deferred income taxes	62	110

Total liabilities	28,372	30,592

Commitments and contingencies (Notes 7, 8 and 12)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding - none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 shares	456	456
Additional paid-in capital	241,385	241,018
Accumulated other comprehensive (loss) income	(9,712)	1,819
Accumulated deficit	(80,963)	(88,329)

	151,166	154,964
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	148,872	152,670

Total liabilities and shareholders’ equity	$177,244	$183,262

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Net patient services	$63,103	$75,024	$179,965	$223,609

Cost of revenues:
Patient services	43,930	51,904	124,813	156,135

Gross profit	19,173	23,120	55,152	67,474

Selling, general and administrative expenses	16,276	19,437	46,224	59,085

Operating income	2,897	3,683	8,928	8,389

Interest income	76	216	453	620
Interest expense	—	(388)	(12)	(491)
Foreign exchange income (loss)	307	(2)	(60)	(151)

Income before income taxes and discontinued operations	3,280	3,509	9,309	8,367

Provision for income taxes	892	1,056	2,310	2,472

Income from continuing operations	2,388	2,453	6,999	5,895

Discontinued operations:
Income from discontinued operations, net of taxes	—	—	367	—

Net income	$2,388	$2,453	$7,366	$5,895

Basic and diluted net income per share of common stock
Income from continuing operations	$0.05	$0.05	$0.15	$0.13
Income from discontinued operations	—	—	0.01	—

Net income per share of common stock	$0.05	$0.05	$0.16	$0.13

Weighted average number of common shares outstanding:
Basic	44,986	44,986	44,986	44,986

Diluted	44,998	44,993	44,990	45,075

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,366	$5,895
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(367)	—
Depreciation and amortization	1,880	2,470
Amortization of intangible assets	921	1,252
Foreign exchange gain	(221)	—
Increase (decrease) in provision for allowance for doubtful accounts	100	(580)
Loss (gain) on sale of fixed assets	11	(22)
Stock based compensation	366	669
Deferred income taxes	(246)	(42)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(518)	670
Increase in prepaid expenses and other assets	(1,137)	(2,221)
Increase (decrease) in accounts payable and other liabilities	2,875	(3,264)

Net cash provided by continuing operations	11,030	4,827
Net cash used in discontinued operations	—	(569)

Net cash provided by operating activities	11,030	4,258

Cash flows from investing activities:
Capital expenditures	(2,152)	(2,146)
Proceeds from sale of business	114	54,334
Proceeds from sale of property and equipment	1	48
Payments on acquisitions payable	(171)	—

Net cash (used in) provided by investing activities	(2,208)	52,236

Cash flows from financing activities:
Payments on revolving loan	—	(24,984)
Payments on invoice discounting facility	—	(4,516)
Payments on long-term debt	—	(23,984)
Proceeds from sale of interest rate swap agreements	—	625

Net cash used in financing activities	—	(52,859)

Effect of exchange rate on cash	(1,361)	1

Increase in cash	7,461	3,636

Cash and cash equivalents, beginning of period	26,199	20,241

Cash and cash equivalents, end of period	$33,660	$23,877

Supplemental cash flow information:
Cash paid for interest	$300	$1,149

Cash paid for income taxes, net	$137	$4,036

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
Essentially, all services provided by the Company are provided by its integrated network of approximately one hundred and ten branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. In accordance with FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.
The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2008 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of operating results for the full year.
2. Stock-Based Compensation:
Stock Options
For the three and nine months ended June 30, 2009, stock-based compensation cost related to stock options recognized in selling, general and administrative expenses amounted to $146 and $344, respectively. For the three and nine months ended June 30, 2008, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $290 and $669, respectively. As of June 30, 2009, there was $1,531 of total unrecognized compensation cost related to stock option awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2,081 shares at June 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Following is a summary of stock option activity during the three and nine months ended June 30, 2009:

	Share	Weighted-Average
Share Options	Options	Exercise Price ($)
Outstanding at April 1, 2009	2,366	2.22
Granted	1,221	2.12
Forfeited	(245)	2.01

Outstanding at June 30, 2009	3,342	2.20

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	2,576	2.24
Granted	1,221	2.12
Forfeited	(455)	2.21

Outstanding at June 30, 2009	3,342	2.20	7.6	448

Exercisable at June 30, 2009	1,420	2.35	5.6	282

Vested and expected to vest at June 30, 2009	3,096	2.21	7.4	426

The weighted average grant-date fair value of stock options granted during the three and nine months ended June 30, 2009 was $1.02. The weighted average grant-date fair value of stock options granted during the three and nine months ended June 30, 2008 was $1.00. The fair value of each option granted, excluding the 200 options granted to the Company’s Chief Executive Officer (“CEO”) that are described below, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Expected life (years)	6.0	6.0
Risk-free interest rate	2.7%	3.2%
Volatility	52.7%	49.1%
Expected dividend yield	0%	0%

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
Expected life (years)	6.0	5.8
Risk-free interest rate	2.7%	3.1%
Volatility	52.7%	49.2%
Expected dividend yield	0%	0%
The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using a weighted average of its historical month-

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
end close stock price. The expected life was determined using the simplified method as the Company did not believe it had sufficient historical stock option exercise experience on which to base the expected term.
In April 2009, in addition to the grant of the stock appreciation rights (“SARs”), as further described below, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, finalized the performance-based vesting conditions of the 200 options to purchase shares of common stock of the Company held by the CEO. These options had been granted in February 2008 at an exercise price of $2.11 per share. The vesting of the stock options is subject to vesting in the same manner as the SARs. As such, the fair value of these 200 options was estimated, in the same manner as the SARs, on the date of grant using the Monte-Carlo pricing model with the following weighted average assumptions:

Three and Nine Months
Ended June 30, 2009
Expected life (years)	4.1
Risk-free interest rate	1.6%
Volatility	62%
Expected dividend yield	0%
The average risk-free interest rate is based on the U.S. constant maturity treasury rates in effect as of the grant date for terms corresponding to the valuation terms. The Company determined expected volatility using a weighted average of its historical weekly close stock price. The expected life was determined using the midpoint between the earliest exercise time and the latest exercise time as the Company does not have sufficient historical exercise experience on which to base the expected term.
Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2009 and the activity for the three and nine months ended June 30, 2009:

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)
Nonvested at April 1, 2009	1,180	1.02
Granted	1,221	1.02
Vested	(304)	1.02
Forfeited	(175)	1.03

Nonvested at June 30, 2009	1,922	1.02

		Weighted-Average
	Share	Grant-Date
Nonvested Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	1,295	1.04
Granted	1,221	1.02
Vested	(419)	1.08
Forfeited	(175)	1.03

Nonvested at June 30, 2009	1,922	1.02

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The total grant date fair value of share options vested during the three and nine months ended June 30, 2009 was $311 and $452, respectively. The total grant date fair value of share options vested during the three and nine months ended June 30, 2008 was $197 and $606, respectively.
The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3,342 options outstanding at June 30, 2009, 1,104 options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions:

Timing and Performance Based	Share	Weighted-Average
Share Options	Options	Exercise Price ($)
Outstanding at April 1, 2009	660	1.98
Granted	564	2.12
Forfeited	(120)	1.96

Outstanding at June 30, 2009	1,104	2.05

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Timing and Performance Based	Share	Weighted-Average	Life	Intrinsic
Share Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	760	1.98
Granted	564	2.12
Forfeited	(220)	1.97

Outstanding at June 30, 2009	1,104	2.05	8.4	131

Exercisable at June 30, 2009	160	1.92	7.3	40

Vested and expected to vest at June 30, 2009	918	2.05	8.2	111

Timing and Performance Based	Share	Grant-Date
Share Options	Options	Fair Value ($)
Nonvested at April 1, 2009	430	1.02
Granted	564	0.92
Forfeited	(50)	1.03

Nonvested at June 30, 2009	944	0.96

Timing and Performance Based	Share	Grant-Date
Share Options	Options	Fair Value ($)
Nonvested at October 1, 2008	545	1.07
Granted	564	0.92
Vested	(115)	1.23
Forfeited	(50)	1.03

Nonvested at June 30, 2009	944	0.96

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Stock Appreciation Rights
In April 2009, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, made a grant of 566 SARs to Sandy Young, its CEO. The SARs represent the right to receive a payment, in shares of the Company’s common stock, equal to the product of (a) the number of SARs granted that vest and (b) the excess of (i) the closing sale price of a share of the Company’s common stock on the date that the SARs are paid to Mr. Young over (ii) the base price of $1.51 (the closing price of a share of the Company’s common stock on Nasdaq on April 21, 2009, the date that the SARs were granted to Mr. Young).
The SARs are subject to both time vesting and performance vesting.
Time Vesting. The SARs generally will not vest if Mr. Young’s employment with the Company is terminated prior to January 14, 2011, the third anniversary of the date he became the Company’s CEO. However, if Mr. Young’s employment terminates because of his death or disability, he shall become vested in the SARs to the extent determined by the Compensation Committee. The Compensation Committee’s determination shall be made by multiplying that portion of the SARs that are deemed potentially to have vested by reason of satisfaction of the applicable performance levels by a fraction, the numerator of which is the number of completed months elapsed since October 1, 2007 through the date of termination of employment and the denominator of which is 48.
In addition, in the event of a “change of control” (as defined in the SARs agreement), the SARs will become immediately vested to the same extent provided in the previous paragraph and shall be exercisable for a period of 30 days after the change of control. If Mr. Young’s employment with the Company is terminated for reasons that the Compensation Committee determines constitutes “cause” (as defined in the SARs agreement), the SARs will be forfeited, without regard to whether they have become vested.
Performance Vesting. The determination of whether the SARs have vested will be made as soon as practicable after the fiscal year ending September 30, 2011 and will be based on the achievement of the performance measures set forth in the SARs agreement with Mr. Young. The SARs agreement establishes a threshold, base and stretch level of improvement (in percentage terms) in growth in each of sales, earnings per share and earnings before interest, taxes and amortization (“EBITA”) during the period from October 1, 2009 through September 30, 2011 as compared to the base year ended September 30, 2007 and provides that the amount of SARs that will vest will be dependent on whether the threshold, base and stretch levels have been met in each performance measure. The determination of vesting attributable to each performance measure shall be independent from the other performance measures. A performance below threshold in one performance measure does not preclude vesting under any other performance measure.
If the actual results for any performance measure fall between the threshold and the base, or between the base and the stretch, vesting of the SARs will be prorated.
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 200 shares of the Company’s common stock held by Mr. Young as described above) is £3,000

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
(approximately $4,956 at the closing exchange rate at June 30, 2009). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3,000, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3,000.
For the three and nine months ended June 30, 2009, stock-based compensation cost related to SARs recognized in selling, general and administrative expenses amounted to $22. As of June 30, 2009, there was $253 of total unrecognized compensation cost related to SARs compensation awards which the Company expects to recognize over a weighted average period of approximately 2.3 years. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
The weighted average grant-date fair value of SARs granted during the three and nine months ended June 30, 2009 was $0.49. The fair value of the SARs granted was estimated on the date of grant using the Monte-Carlo pricing model with the following weighted average assumptions:

Three and Nine Months
Ended June 30, 2009
Expected life (years)	2.4
Risk-free interest rate	1.1%
Volatility	62%
Expected dividend yield	0%
The average risk-free interest rate is based on the U.S. constant maturity treasury rates in effect as of the grant date for terms corresponding to the valuation terms. The Company determined expected volatility using a weighted average of its historical weekly close stock price. The expected life was determined using the midpoint between the earliest exercise time and the latest exercise time as the Company does not have historical SARs exercise experience on which to base the expected term.
3. Cash and Cash Equivalents:
Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that is dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $0 and $466 at June 30, 2009 and September 30, 2008, respectively.
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
Major classes of property and equipment, net, consist of the following at June 30, 2009 and September 30, 2008:

	June 30,	September 30,
	2009	2008
Furniture, fixtures and equipment (including software)	$16,642	$26,639
Leasehold improvements	1,322	1,332

	17,964	27,971
Less, accumulated depreciation and amortization	9,888	19,397

	$8,076	$8,574

In the second quarter of fiscal 2009, the Company wrote-off fully depreciated property and equipment of approximately $8,422 due to obsolescence. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2009 were $682 and $1,880, respectively. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2008 were $805 and $2,470, respectively.
6. Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2009:

Balance at October 1, 2008	$109,292
Foreign exchange effect	(9,742)

Balance at June 30, 2009	$99,550

Of the $99,550 goodwill amount, approximately $7,653 is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following:

		June 30, 2009
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 - 12	$8,822	$6,781	$2,041
Trade names	3	170	170	—
Non-compete agreements	2 - 3	199	199	—
Favorable leasehold interests	2 - 5	8	8	—

Total		$9,199	$7,158	$2,041

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

Amortization expense for other intangible assets subject to amortization was $313 and $921 for the three and nine months ended June 30, 2009, respectively. Amortization expense for other intangible assets subject to amortization was $397 and $1,252 for the three and nine months ended June 30, 2008, respectively. At June 30, 2009, estimated future amortization expense of other intangible assets still subject to amortization during each of the next five fiscal years is as follows: approximately $333 for the three months ending September 30, 2009 and $1,164, $386, $65 and $63 for the fiscal years ending September 30, 2010, 2011, 2012 and 2013, respectively.
7. Accrued Expenses and Liabilities of Discontinued Operations:
Accrued expenses consist of the following at June 30, 2009 and September 30, 2008:

	June 30,		September 30,
	2009		2008
Payroll and related expenses	$19,250		$19,370
Acquisitions payable (on earned contingent consideration)	1,361	(A)	1,702	(A)
Professional fees	1,143		1,327
Interest payable	—		390
Refunds payable	1,305		1,648
Other	3,332		3,807

	$26,391		$28,244

(A)	At June 30, 2009 and September 30, 2008 amounts include $765 and $842, respectively, which are currently under negotiation with the owners of a previously acquired entity.
At June 30, 2009 and September 30, 2008, liabilities of discontinued operations totaled $0 and $624, respectively and consisted of accrued refunds payable and accrued patient electric usage reimbursement. In the second quarter of fiscal 2009, the Company released the reserves related to such accruals as the warranty period under the sales agreement had expired. See Note 8.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
In the second quarter of fiscal 2009, the Company reversed the liabilities of discontinued operations, as the warranty period under the sales agreement covering these costs had expired, and recognized income from discontinued operations, net of tax, of $367.
9. Income Taxes:
The Company recorded a provision for income taxes amounting to $892 or 27.2% of income before income taxes and discontinued operations for the three months ended June 30, 2009, compared to a provision of $1,056 or 30.1% of income before income taxes and discontinued operations for the three months ended June 30, 2008. The Company recorded a provision for income taxes amounting to $2,310 or 24.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2009, compared to a provision of $2,472 or 29.5% of income before income taxes and discontinued operations for the nine months ended June 30, 2008. The difference in the effective tax rate between the three and nine months ended June 30, 2009 and the three and nine months ended June 30, 2008 is mainly due to the utilization of loss carry forwards in the U.S., permanent differences and change in enacted rate in the U.K.
As of June 30, 2009, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008.
10. Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2009 and 2008, the Company had outstanding stock options (including performance-based stock options), and warrants to purchase 3,042 and 3,618 shares, respectively, of common stock ranging in price from $1.92 to $6.20 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 566 of contingently issuable shares related to the SARs issued to the CEO have not been included in the computation of diluted EPS at June 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,986	44,986	44,986
Effect of dilutive securities - stock options and warrants	12	7	4	89

Shares used in computation of diluted EPS of common stock	44,998	44,993	44,990	45,075

11. Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
Net income	$2,388	$2,453		$7,366	$5,895
Change in cumulative translation adjustment	17,716	39		(11,531)	(3,530)

Comprehensive income (loss), net of income taxes	$20,104	$2,492	$	(4,165)	$2,365

12. Commitments and Contingencies:
Guarantees:
The Company’s senior credit facility is collateralized by a first priority lien on the assets of the Company’s subsidiary, Allied Healthcare Group Holdings Limited, and certain of its subsidiaries. Together with Allied Healthcare Group Holdings Limited and certain of its subsidiaries, the Company is guaranteeing the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. The Company has also granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At June 30, 2009 and September 30, 2008 there were no amounts outstanding under the senior credit facility. In the third quarter of fiscal 2009, the Company terminated the senior credit facility and the liens and guarantees under such facility are in the process of being released.
Employment Agreements
The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $617 (at the closing exchange rate at June 30, 2009) in fiscal 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. At June 30, 2009, the Company had $5,670 of lease obligations through 2015 that reflect future minimum rental commitments required under operating leases that have non-cancelable lease terms.
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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $88 and $256, respectively, for such costs at June 30, 2009 and September 30, 2008.
In some of the Company’s supply of healthcare staffing it benefited from a concession to existing U.K. law (the “Concession”) which allowed the Company to charge value-added tax (“VAT”) on the amount of commission charged to the purchaser of flexible staff. There have been legislative changes, which went into effect in April 2009, that resulted in the withdrawal of the Concession. The Company has undertaken a review of the appropriate VAT treatment and concluded that, other than permanent placement, its supplies are exempt from VAT on the basis that it provides nursing and welfare services and not the supply of staff, which is not exempt from VAT. In addition, any supply of nursing or nursing related staff is also exempt from VAT under a VAT concession. This treatment reflects the Company’s advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”) resulting in a VAT liability. The Company has sent correspondences to HMRC to seek its concurrence with its VAT position and is awaiting additional correspondences from HMRC. At June 30, 2009, the Company has not recorded a liability relating to this matter as it believes a VAT liability is not probable to occur.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
13. Profit Sharing and Private Pension Plans:
The Company maintains a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. Further, as part of certain employees’ compensation, the Company has agreed to make payments towards their U.K. — based private pension fund. The Company expects to contribute $207 to such plans in fiscal 2009.
14. Recent Accounting Standards:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to fair value measurements under other accounting pronouncements that require or permit fair value measurements. Effective October 1, 2008, the Company adopted FAS No. 157. The adoption of FAS No. 157 did not have any impact on the Company’s consolidated financial position and results of operations.
In February 2007, the FASB issued FAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted FAS No. 159. The adoption of FAS No. 159 did not have any impact on the Company’s consolidated financial position and results of operations.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FAS No. 107-1 did not have any impact on the Company’s consolidated financial position and results of operations.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS No. 165”). FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. FAS No. 165 requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. FAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FAS No. 165 in June 2009. The adoption of FAS No. 165 did not have an impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.
In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. FAS No. 166, among other items, amends various provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. FAS No. 166 is

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
effective for the Company in fiscal year beginning October 1, 2010. FAS No. 166 is not expected to have an impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS No. 167). FAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FAS No. 167 is effective for the Company in fiscal year beginning October 1, 2010. FAS No. 167 is not expected to have an impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS No. 168”). FAS No. 168 replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. FAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s fourth fiscal quarter of 2009, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have any impact on the Company’s consolidated financial position and results of operations.
15. Fair Value Measurements:
The Company’s short term financial instruments include cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued expenses and taxes payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market value.
16. Subsequent Events:
The Company has evaluated its activity through August 4, 2009, the date its financial statements were issued.

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
We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 80% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services.
The services provided by us are provided by our integrated network of approximately 110 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. Our management evaluates operating results on a branch basis. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for financial reporting purposes, all our branches are aggregated into one reportable segment.
In some of our supply of healthcare staffing services we benefited from a concession under existing U.K. law (the “Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. There have been legislative changes, which went into effect in April 2009, that resulted in the withdrawal of the Concession. We have undertaken a review of the appropriate VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff, which is not exempt from VAT. However, any supply of nursing or nursing related staff is also exempt from VAT under a VAT concession. This treatment reflects our advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”) resulting in a VAT liability. We have sent correspondences to HMRC to seek its concurrence with our VAT position and are awaiting additional correspondences from HMRC. If any of our services are deemed to be not exempt, then the costs of our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. As a result of the majority of our services now being exempt from VAT, our overall costs will increase as we will cease to be able to recover any VAT we incur on our purchases. If we absorb the costs ourselves, there could be a corresponding reduction in our profit margins.
A further legislative change, which went into effect in April 2009, has increased the number of holiday pay entitlement for our flexible healthcare staff from 24 to 28 days per annum.

We are aware of legislative changes which will go into effect in fiscal 2011 that would disallow the U.K. tax deduction on intra-group interest expense. We are currently evaluating the likely impact of this change on our consolidated financial position and results of operations.
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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2009. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the interim periods of fiscal 2009, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
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
FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2009, the Company has not recorded any unrecognized tax benefits.
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
Nursing homes results have been impacted by the general economic market as well as the decision by one of our major customers to utilize, from April 2008, other service providers in addition to our company. We have experienced a lesser demand for our services from nursing homes, which we believe is a result of the economic recession, as nursing homes are trying to reduce their costs as well as their own permanent staff working additional hours.
The NHS requires any healthcare staffing company that provides temporary staff to the NHS hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business and making it very difficult to recruit nurses to work on this contract at the stipulated pay rates. This has been somewhat offset by the increase in private hospital business which have higher profit margins. Management currently believes that the biggest decline in hospital staffing arising from the NHS Framework Agreements has occurred over our previous two fiscal years and such decline has now stabilized although it does fluctuate between quarters. In fiscal 2009, the current Framework Agreements have entered the formal re-tender stage. In July 2009 we were notified that we have been successfully awarded, subject to contract completion, new Framework Agreements which will be at higher margins than our existing contract when they come into operation in October 2009. We believe that the higher charges under the new Framework Agreements will give us opportunities going forward and currently have plans to re-launch this service in a few of our regional offices as well as our existing London operation starting in fiscal 2010. However, we currently cannot determine the impact of this formal re-tender process on our consolidated financial position and results of operations.
Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate. As reflected in the reported numbers, recent fluctuations in foreign exchange rates have significantly impacted our three months ended June 30, 2009 results.

	Three Months Ended June 30, 2009					Three Months Ended June 30, 2008
					Gross					Gross
			Gross		Profit			Gross		Profit
(Amounts in thousands)	Revenue	%	Profit	%	%	Revenue	%	Profit	%	%
Homecare	$67,468	83.8%	$20,782	85.0%	30.8%	$57,497	76.7%	$18,351	79.4%	31.9%
Nursing Homes	7,309	9.1%	2,336	9.6%	32.0%	9,783	13.0%	3,018	13.0%	30.8%
Hospitals	5,731	7.1%	1,333	5.4%	23.3%	7,744	10.3%	1,751	7.6%	22.6%

Total, at constant exchange rates	80,508		24,451		30.4%	75,024		23,120		30.8%
Effect of foreign exchange	(17,405)		(5,278)			—		—

Total, as reported	$63,103		$19,173			$75,024		$23,120

SG&A, at constant exchange rates			$20,473					$19,437
Effect of foreign exchange			(4,197)					—

SG&A, as reported			$16,276					$19,437

Operating Income, at constant exchange rates			$3,978					$3,683
Effect of foreign exchange			(1,081)					—

Operating Income, as reported			$2,897					$3,683

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
Revenues
Total revenues for the three months ended June 30, 2009, before the unfavorable impact of foreign exchange rates, increased by $5.5 million, or 7.3%, to $80.5 million, compared with $75.0 million for the three months ended June 30, 2008. Contributing to the increase in revenues was homecare revenues which grew by 17.3% to $67.5 million. Nursing home revenues declined by 25.3% to $7.3 million. Hospital revenues decreased by 26.0% to $5.7 million. After the unfavorable impact of currency exchange of $17.4 million, revenues decreased to $63.1 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 5.8% to $24.5 million for the three months ended June 30, 2009 from $23.1 million for the three months ended June 30, 2008. Changes in foreign exchange decreased gross profit by $5.3 million to $19.2 million for the three months ended June 30, 2009 compared to gross profit of $23.1 million for the three months ended June 30, 2008, a decrease of 17.1%. As a percentage of total revenue, gross profit for the three months ended June 30, 2009 was 30.4%, as compared to 30.8% for the comparable prior period mainly due to our sales mix and the additional cost impact of the increase in the statutory holiday pay entitlement for our flexible healthcare staff from 24 days to 28 days which came into effect on April 1, 2009.

Selling, General and Administrative Expenses
Total SG&A for the three months ended June 30, 2009, before the favorable impact of foreign exchange, was $20.5 million compared to $19.4 million for the three months ended June 30, 2008. While current period SG&A running costs of 25.8% of revenues are lower than the prior year period of 25.9%, we are continuing to invest in certain areas of our business that includes such items as continuing care, learning disability, IT systems, and business improvement projects to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange decreased the reported result by $4.2 million to $16.3 million compared to $19.4 million for the three months ended June 30, 2008.
Interest Income
Total interest income for the three months ended June 30, 2009 was $0.1 million compared to $0.2 million for the three months ended June 30, 2008. Even though we had higher cash balances, interest income was negatively impacted by the decrease in interest rates.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $0.9 million or 27.2% of income before income taxes and discontinued operations for the three months ended June 30, 2009, compared to a provision of $1.1 million or 30.1% of income before income taxes and discontinued operations for the three months ended June 30, 2008. The difference in the effective tax rate between the three months ended June 30, 2009 and the three months ended June 30, 2008 is mainly due to permanent differences and change in enacted rate in the U.K.
Net Income
As a result of the foregoing, we recorded net income of $2.4 million for the three months ended June 30, 2009 compared to net income of $2.5 million for the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 vs. Nine Months Ended June 30, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, SG&A and operating income at constant exchange rates using the comparable prior period weighted average exchange rate. As reflected in the reported numbers, recent fluctuations in foreign exchange rates have significantly impacted our nine months ended June 30, 2009 results.

	Nine Months Ended June 30, 2009					Nine Months Ended June 30, 2008
					Gross					Gross
			Gross		Profit			Gross		Profit
(Amounts in thousands)	Revenue	%	Profit	%	%	Revenue	%	Profit	%	%
Homecare	$191,156	80.8%	$59,491	82.1%	31.1%	$167,991	75.1%	$52,491	77.8%	31.2%
Nursing Homes	25,349	10.8%	7,919	10.9%	31.2%	32,123	14.4%	9,661	14.3%	30.1%
Hospital Staffing	19,935	8.4%	5,049	7.0%	25.3%	23,495	10.5%	5,322	7.9%	22.7%

Total, at constant exchange rates	236,440		72,459		30.6%	223,609		67,474		30.2%
Effect of foreign exchange	(56,475)		(17,307)			—		—

Total, as reported	$179,965		$55,152			$223,609		$67,474

SG&A, at constant exchange rates			$59,997					$59,085
Effect of foreign exchange			(13,773)					—

SG&A, as reported			$46,224					$59,085

Operating Income, at constant exchange rates			$12,462					$8,389
Effect of foreign exchange			(3,534)					—

Operating Income, as reported			$8,928					$8,389

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
Revenues
Total revenues for the nine months ended June 30, 2009, before the unfavorable impact of foreign exchange rates, increased by $12.8 million, or 5.7%, to $236.4 million, compared with $223.6 million for the nine months ended June 30, 2008. Contributing to the increase in revenues was homecare revenues which grew by 13.8% to $191.2 million. Nursing home revenues declined by 21.1% to $25.3 million. Hospital staffing decreased by 15.2% to $19.9 million. After the unfavorable impact of currency exchange of $56.4 million, revenues decreased to $180.0 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 7.4% to $72.5 million for the nine months ended June 30, 2009 from $67.5 million for the nine months ended

June 30, 2008. Changes in foreign exchange decreased gross profit by $17.3 million to $55.2 million for the nine months ended June 30, 2009 compared to gross profit of $67.5 million for the nine months ended June 30, 2008, a decrease of 18.3%. As a percentage of total revenue, gross profit for the nine months ended June 30, 2009 was 30.6%, as compared to 30.2% for the comparable prior period mainly due to our sales mix. We remain focused on supplying healthcare staff to our higher-margin homecare customers.
Selling, General and Administrative Expenses
Total SG&A expenses for the nine months ended June 30, 2009, before the favorable impact of foreign exchange, was $60.0 million compared to $59.1 million for the nine months ended June 30, 2008. While current period SG&A running costs of 25.7% of revenues are lower than the prior year period of 26.4%, we are continuing to invest in certain areas of our business that includes such items as continuing care, learning disability, IT systems, and business improvement projects to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. The increase in SG&A costs is mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disability, and costs associated with process improvements including the roll out of our new IT system. Still, we continue our aim to reduce SG&A costs to ensure that we maintain any growth in SG&A costs to a lower degree than growth in our revenues. Changes in foreign exchange decreased the reported result by $13.8 million to $46.2 million compared to $59.1 million for the nine months ended June 30, 2008.
Interest Income
Total interest income for the nine months ended June 30, 2009 was $0.5 million compared to $0.6 million for the nine months ended June 30, 2008. Even though we had higher cash balances, interest income was negatively impacted by the decrease in interest rates and changes in foreign exchange ($0.1 million).
Provision for Income Taxes
We recorded a provision for income taxes amounting to $2.3 million or 24.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2009, compared to a provision of $2.5 million or 29.5% of income before income taxes and discontinued operations for the nine months ended June 30, 2008. The difference in the effective tax rate between the nine months ended June 30, 2009 and the nine months ended June 30, 2008 is mainly due to the utilization of loss carry forwards in the U.S, permanent differences and change in enacted rate in the U.K.
Discontinued Operations
In fiscal 2007, we disposed of two of our U.K. subsidiaries when we sold the shares of Allied Respiratory Limited and Medigas Limited. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“FAS No. 144”), we have accounted for our respiratory therapy segment as a discontinued operation.

In the nine months ended June 30, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs has expired.
Net Income
As a result of the foregoing, we recorded net income of $7.4 million for the nine months ended June 30, 2009 compared to net income of $5.9 million for the nine months ended June 30, 2008.
Liquidity and Capital Resources
General
For the nine months ended June 30, 2009, we generated $11.0 million of cash from continuing operating activities. Cash requirements for the nine months ended June 30, 2009 for capital expenditures ($2.2 million) were met through cash on hand.
We believe our existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2009 and September 30, 2008, $16.6 million (9.4%) and $17.8 million (9.7%), respectively, of our total assets consisted of accounts receivable. The decrease in the accounts receivable from fiscal year end is mainly due to timing of invoicing and decline in foreign exchange rates.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding, excluding unbilled accounts receivable (“DSOs”), is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At June 30, 2009 and September 30, 2008, our average DSOs (excluding unbilled accounts receivable) were 24 and 21, respectively.
At June 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $18.8 million, of which $14.6 million or 77.6% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2008 gross receivables, excluding unapplied cash and surcharges, were $21.5 million, of which $15.2 million or 70.7% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at June 30, 2009 and September 30, 2008 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At June 30, 2009	Days	Days	Days	Days	And Over	6/30//09
SSD	$6,951	$1,100	$433	$133	$263	$8,880
NHS	4,528	692	310	68	98	5,696
Commercial Payors	1,667	277	77	39	54	2,114
Private Payors	1,428	156	113	45	346	2,088

Gross AR at 6/30/09	$14,574	$2,225	$933	$285	$761	$18,778

Less: Unapplied Cash						(1,160)
Less: Surcharges(A)						(333)
Less: Allowance For Doubtful Accounts						(676)

Accounts Receivable, net						$16,609

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2008	Days	Days	Days	Days	And Over	9/30/208
SSD	$6,504	$1,135	$399	$209	$392	$8,639
NHS	4,732	774	505	186	387	6,584
Commercial Payors	3,046	613	157	51	104	3,971
Private Payors	1,396	261	158	67	466	2,348

Gross AR at 9/30/08	$15,678	$2,783	$1,219	$513	$1,349	$21,542

Less: Unapplied Cash						(2,392)
Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(823)

Accounts Receivable, net						$17,774

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
We provide homecare aides and nurses on the basis of terms (payment due within 7 to 30 days of invoice) and prices (rate per hour or fraction of an hour) agreed to in advance with our customers. The work is either logged by electronic call monitoring or time sheets are signed by clients for the work performed and then invoices are generated based on agreed billing rates. Consequently, there is no process for approval of invoices. Our credit control policies currently achieve an average collection of approximately 24 days from submission of invoices.
As our current operations are in the U.K. and the majority of accounts receivable are from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances.

Borrowings
General
In the fourth quarter of fiscal 2004, our U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), obtained a senior credit facility, which was amended in the first quarter of fiscal 2007 to provide for additional facilities. The facility consisted of a term loan A, revolving loan B1, invoice discounting facility B2 and revolving loan C. In the first quarter of fiscal 2008, Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division in fiscal 2007. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C in the first quarter of fiscal 2008. Allied Holdings had retained the £7.5 million ($12.4 million at the closing exchange rate at June 30, 2009) invoice discounting facility B2. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon nine weeks notice. As we did not anticipate reinstating the invoice discount facility we had recognized interest costs of $0.4 million for bank fees in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, we cancelled the invoice discounting facility B2, thus terminating the senior credit facility.
Guarantees
The senior credit facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company had guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At June 30, 2009 and September 30, 2008, there were no amounts outstanding under the senior credit facility. In the third quarter of fiscal 2009 we terminated the senior credit facility and the liens and guarantees under such facility are in the process of being released.
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
Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at June 30, 2009), in fiscal 2009.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £216,300 (approximately $357,300 at the closing exchange rate at June 30, 2009). In addition, pursuant to his employment agreement:
•	we issued Mr. Young 200,000 stock options in February 2008;
•	we granted Mr. Young 566,135 SARs in April 2009;
•	we provide Mr. Young with a car allowance; and
•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
See Note 2 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2009 for a description of the SARs and the stock options granted to Mr. Young.
In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £159,650 (approximately $263,700 at the closing exchange rate at June 30, 2009). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of June 30, 2009 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2009	$746	$91	$837
2010	2,183	639	2,822
2011	1,424	846	2,270
2012	821	745	1,566
2013	371	215	586
Thereafter	125	—	125

	$5,670	$2,536	$8,206

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of June 30, 2009. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs of approximately $6.9 million (at the closing exchange rate at June 30, 2009), of which $2.7 million has been incurred and $4.2 million is expected to be incurred in the three months ended September 30, 2009 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.

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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, we have accrued $0.1 million and $0.3 million, respectively, for such costs at June 30, 2009 and September 30, 2008.
Impact of Recent Accounting Standards
See Note 14 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2009 period as compared to the year to date fiscal 2008 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $56.5 million, decreased operating income of $3.5 million and decreased net income from continuing operations of $2.0 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $18.0 million, $1.1 million and $0.7 million impact on reported year to date revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.
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
Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 4. Submission of Matters to a Vote of Security Holders.
We held our annual meeting of shareholders on June 10, 2009. At the annual meeting, our holders of common stock voted upon the following matters:
(1) the election of seven directors; and
(2) the ratification of the appointment of Eisner LLP as our independent auditor for the fiscal year ending September 30, 2009.
At the annual meeting of shareholders, all seven directors named in our proxy statement were elected and the appointment of Eisner LLP as our independent auditor for the fiscal year ending September 30, 2009 was ratified.
The voting results with respect to each proposal are set forth below:

			Authority	Abstentions and
Proposal	For	Against	Withheld	Broker Non-Votes
No. 1 (election of directors)
Sophia Corona	31,923,941	—	408,769	—
G. Richard Green	31,884,341	—	448,369	—
Mark Hanley	31,923,941	—	408,769	—
Wayne Palladino	31,890,005	—	442,705	—
Jeffrey S. Peris	31,879,116	—	453,594	—
Ann Thornburg	31,923,931	—	408,779	—
Alexander (Sandy) Young	31,884,341	—	448,369	—
No. 2. (ratification of Eisner LLP)	32,187,179	137,135	—	8,396
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of United States Home Health Care Corp. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on December 12, 1990, as amended on August 7, 1992 (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.2	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 28, 1995 (incorporated herein by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.3	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on October 9, 1996 (incorporated herein by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.4	Certificate of Amendment of the Certificate of Incorporation of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on May 6, 1997 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 1997; File No. 000-20918).

3.5	Certificate of Amendment of the Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on April 16, 1998 (incorporated herein by reference to Exhibit 3.5 of our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 1, 2002; File No. 333-87304).

3.6	Certificate of Amendment to Certificate of Incorporation of Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.) filed with the Department of State of the State of New York on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2002; File No. 001-11570).

3.7	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on June 26, 2002 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002; File No. 001-11570).

3.8	Certificate of Amendment of the provisions of the Certificate of Incorporation of Allied Healthcare International Inc. that defines the rights of the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on February 12, 2003 (incorporated herein by reference to Exhibit 3.8 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002; File No. 001-11570).

3.9	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. that eliminates all references to the Series A Convertible Preferred Stock, filed with the Department of State of the State of New York on July 20, 2004 (incorporated herein by reference to Exhibit 9 of our Form 8-A/A filed with the Securities and Exchange Commission on July 21, 2004; File No. 001-11570).

3.10	Certificate of Amendment of the Certificate of Incorporation of Allied Healthcare International Inc. filed with the Department of State of the State of New York on September 10, 2004 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2004; File No. 001-11570).

3.11	Certificate of Change of Allied Healthcare International Inc. filed with the Department of State of the State of New York on April 26, 2007 (incorporated herein by reference to Exhibit 3.11 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007; File No. 001-11570).

3.12	Certificate of Amendment to Certificate of Incorporation of Allied Healthcare International Inc., as filed with the Department of State of the State of New York on

April 2, 2009 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009; File No. 001-11570).

4.1	Rights Agreement, dated as of April 2, 2009, between Allied Healthcare International Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009; File No. 001-11570).

10.1	Stock Appreciation Rights Agreement, entered into effective as of April 21, 2009, between Allied Healthcare International Inc. and Alexander Young (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; File No. 001-11570).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2009

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)