Form 10-K
period 2009-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2009-12-04
CIK 890634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 1-11570
ALLIED HEALTHCARE INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3098275

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

245 Park Avenue
New York, New York	10167	(212) 750-0064

(Address of Principal Executive	(Zip Code)	(Registrant’s telephone number,
Offices)		including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009, the last business day of its most-recently completed second fiscal quarter, was approximately $56,868,532, based on the closing sales price of $1.27 per share of common stock of the registrant on such date, as reported by The NASDAQ Stock Market LLC. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of shares of common stock of the registrant outstanding on November 30, 2009 was 45,136,229.
DOCUMENTS INCORPORATED BY REFERENCE:
None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2009

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
We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:
•	general economic and market conditions;

•	our ability to continue to recruit and retain flexible healthcare staff;

•	the H1N1 influenza virus may result in staff being unable to perform services due to their own illness or due to the illness of patients and may reduce our revenues;

•	our ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals, other healthcare facility clients and private clients on terms attractive to us;

•	the general level of demand for healthcare and social care;

•	our dependence on the proper functioning of our information systems;

•	the effect of existing or future government regulation of the healthcare and social care industry, and our ability to comply with these regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;

•	our ability to use our net operating loss carryforward to offset net income;

•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and

•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.
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

Preliminary Notes
As used in this Annual Report on Form 10-K, “the company,” “our company,” “we,” “us” and similar terms mean Allied Healthcare International Inc. and its subsidiaries.
Historical financial and other data originally denominated in pounds sterling have been converted to dollars at the then applicable exchange rate.
PART I
Item 1. Business.
Our Company
We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care (often referred to as domiciliary care) industry in the United Kingdom, as measured by revenues, market share and number of staff. We provide personal or basic care and nursing services in the home, in nursing and care homes and in hospitals. As of September 30, 2009 we operated an integrated network of approximately 110 branches throughout most of the United Kingdom. Our healthcare staff consists principally of homecare aides (known as carers in the United Kingdom), nurses and nurses aides. We maintain a listing of approximately 11,000 homecare aides, nurses and nurses aides. During fiscal 2009, we placed an average of 7,345 individuals each week with our customers.
We were incorporated in New York in 1981. Our principal executive offices are located at 245 Park Avenue, New York, New York 10167, and our telephone number at that location is (212) 750-0064. Our common stock trades on the NASDAQ Global Select Market under the symbol “AHCI” and on the Alternative Investment Market of the London Stock Exchange under the symbol “AIM: AHI.”
Our Philosophy
We strive to maintain our vision, strategy and focus by:
•	Assisting individuals in maintaining and improving their quality of life by addressing a broad range of health and care needs.

•	Expanding our range of healthcare staffing services over the long-term.

•	Enhancing our service and quality levels to build upon our reputation for patient satisfaction by concentrating on service and the professional development of our employees.
Our Business and Market
We provide a diverse range of flexible staffing services, principally consisting of homecare aides, nurses aides and nurses, to our customers throughout most of the United Kingdom. As of September 30, 2009, our mix of flexible staff was approximately 83% homecare aides, 12% nurses aides and 5% nurses. We have a strong and comprehensive regional branch structure covering approximately 90% of the U.K. population. Our branches are located in England, Wales and Scotland. We do not have any branches or healthcare staffing customers in Northern Ireland.

The major purchasers of flexible healthcare staffing services in the United Kingdom are:
•	Local governmental social service departments, which oversee social care.
•	The government-funded National Health Service (the “NHS”). The NHS oversees healthcare in the local community through its Primary Care Trusts (“PCTs”). The NHS operates its hospitals mainly through NHS Acute Trusts and Foundation Trusts (“NHS Hospitals”).

•	Private individuals.
•	Independent hospitals and nursing and care homes in the United Kingdom.
Our business provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 80% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities (such as severe and complex communication needs, sensory loss and challenging behavior), and individuals of all ages who require health-related services for continuing healthcare needs.
Homecare services are mainly provided by homecare aides who provide personal or basic care in the home (known as social care or domiciliary care in the United Kingdom). Where the homecare service includes a healthcare element, nursing support is provided. We believe that the homecare services market will continue to grow due to the following:
•	an aging population;
•	shift from residential care services to homecare services;
•	further tightening of the local governmental social service departments and the NHS budgets over the next few years as the government addresses its financial deficit. We anticipate this will provide an opportunity for us as private sector-provided homecare is a lower-cost option than government-provided homecare;
•	local authorities reducing the number of suppliers; and
•	more specialist care services being provided in the home environment.
We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services. This includes nurses aides who perform many of the functions of homecare aides, mainly in the hospital setting, and nurses.
Our healthcare and social care business is well established and we believe that the current market dynamics provides an opportunity for us. We believe that the lower costs of homecare services, as compared to institutional care, to local governmental social service departments and NHS Primary Care Trusts is a strong incentive to utilize our services. Our long-term business strategy of expanding our homecare service line is intended to capitalize on the fact that we believe that these entities will continue to utilize our homecare services to meet their home healthcare needs.

The U.K. healthcare and social care staffing market is highly fragmented, with no one company possessing a dominant market share. This allows for opportunities for acquisition growth as well as organic growth.
Our Business Strategy
Our strategy is to become the provider of choice to purchasers of healthcare staffing services as well as the employer of choice to flexible healthcare workers and to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:
•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-branch revenue growth by leveraging our nationally recognized brand name, competitive benefits package and leadership in providing temporary healthcare staffing services.
•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the opportunities in the market place. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers’ needs, maintaining regular contact and promoting opportunities for training and development. In general, the U.K. population is becoming increasingly diverse in its composition. We seek to reflect that diversity and to attract, retain and develop staff that will put the patient needs first and recognize the difference each staff member can make.
•	Expand our homecare service line. We intend to focus our marketing efforts on (1) securing new contracts with local governmental social service departments to provide homecare services to the elderly and to individuals with learning disabilities, (2) growing our business from NHS Primary Care Trusts, especially services for individuals requiring continuing healthcare at home, and (3) developing our business in response to the government introduction of the personalization agenda and the right of the individual to choose their supplier of choice via individual budgets and direct payment. Under the personalization agenda, individual budgets and direct payment service users become the commissioners of their own individual service requirements.
•	Provide a higher standard of quality care. We intend to continue our efforts to enhance our service and quality levels as we believe that the achievement of these is essential to our future business growth.

•	Provide a higher standard of training. We continue to make significant investments in the area of training. All our carers are required to take a training course that lasts at least five days, as well as annual refresher courses. We also encourage our carers to enhance their qualifications by attaining National Vocational Qualifications.
•	Continue our investment and market penetration into specialist service lines. With the appointment of our Clinical Services Director and a Head of Learning Disabilities, we plan to expand our continuing care services and our learning disabilities services across our branch network where demand exists and where we have the staff expertise to provide these services.
•	Invest in technology and improved business processes. We are investing in a new branch operating system, which is currently being rolled out across our branch network, and improved business processes. Our aim is to find solutions to improve our business flows and to eliminate paperwork from our business once we have a common information systems platform in place. We believe this will contribute to our aim of maintaining increases in selling, general and administrative expenses in our business below revenue growth.
•	Further expand our strong presence in the U.K. healthcare staffing industry through the strategic acquisition of other companies. In addition to organic growth, we intend to grow our presence in the U.K. healthcare staffing services market through the acquisition of other companies.
We believe that focusing on these elements will ensure that we remain a leading provider of homecare services in the U.K. and, in so doing, enhance shareholder value.
Our Operations
Our integrated branch network is spread throughout most of the United Kingdom. A typical branch is overseen by a branch manager, who is responsible for all the activities in the branch, including the achievement of its financial targets, developing local customer relations, recruiting staff and ensuring compliance with regulatory standards. The branches are organized into geographical regions that are overseen by our operations managers, who report to our operations directors. Our branches serve as our direct contact with our customers and our healthcare staff. Additionally, we employ regional commissioning managers who focus on developing and acquiring new business opportunities by securing sales contracts with the local governmental social service departments and NHS Primary Care Trusts.
We hold regular management meetings that are attended by our operations managers, operations directors, related corporate office departments and representatives of senior management where the financial and other performance of the branches is assessed and actions for improvement are agreed upon.
We generally maintain centralized management control in the areas of payroll, accounts receivable, contracts, pricing, regulatory matters, quality control, training and information technology.

Recruitment of Flexible Staff
Many healthcare workers are attracted to flexible staffing positions because of their desire to tailor work schedules to personal and family needs, obtain varied and challenging work experiences and acquire new skills. We believe that our ability to offer quality flexible staffing assignments well-matched to individuals’ preferences assists in our attracting a large number of flexible healthcare workers. Our flexible healthcare workers services are retained through a standard written employment contact. Individual working schedules are agreed on an individual basis and our staff is paid purely for hours worked.
Our branch managers are primarily responsible for recruiting staff. Branch managers recruit on a local basis, with referrals from existing staff providing an important source of new staff. From time to time, we may run internal financial promotions to encourage referrals from our staff. We also formally recruit through local and national print advertising and online job boards and organize recruitment events, including national recruitment days, at the branch level. Our website also advertises local branch vacancies.
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
We have a quality assurance audit team whose primary job responsibility is to visit each of our branches on a periodic basis to assure that the branches adhere to our company’s policies and procedures. The quality assurance audit team is independent of our operations management. A member of our quality assurance audit team visits each branch at least twice per year. During its visits to our branches, the quality assurance audit team reviews employee files to confirm that staff have proper levels of training for the jobs in which they are being placed by the branch and that the documents required by our standardized recruitment process are in order. The quality assurance audit team also confirms that nurses have been licensed with the appropriate U.K. body. In addition, to minimize injury to our staff, the quality assurance audit team checks customer files to confirm that all risk assessments, including health and safety checks for customers’ facilities, have been made. Reviews of staff and customer files are done on a random sample basis. In addition, our quality assurance audit team also visits some of our customers to ensure that the quality of our services is meeting our standards. As part of this review, we have started to survey our key local governmental social service department customers.

Customers
We provide healthcare staffing services to four types of customers:
•	Local governmental social service departments. Local governmental social service departments retain us to provide social care staffing services, generally homecare aides, to individuals in their homes.
•	Nursing homes, care homes and independent hospitals. We provide nurses and homecare aides to nursing homes and homecare aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.
•	The NHS. We provide nurses, nurses aides and homecare aides to the NHS. We provide staff or nursing and care services both to NHS Hospitals and NHS Primary Care Trusts.
•	Private patients. We provide both nurses and homecare aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.
Types of Customer Contracts
We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:
•	Spot and framework contracts. These contracts, which are the most common type of contracts in the U.K. healthcare staffing industry, are price-per-contract arrangements for the provision of flexible staffing services, usually with local governmental social services departments, NHS Primary Care Trusts and nursing and care homes. Spot and framework contracts have the price and other terms agreed on a contract-by-contract basis with no obligation to commit to any set volume of business.
•	Block contracts. These contracts are usually with local governmental social services departments and involve the purchase of a quantity (or “block”) of flexible staffing care services over a period of time. A block contract usually commits the customer to purchase an agreed-upon volume of staffing services over a specified period. These contracts may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business.

•	NHS Framework Agreement and Service Level Agreements. The NHS requires any healthcare staffing company that provides temporary staff to certain NHS bodies to enter into their Framework Agreement. The Framework Agreement sets out one national pay structure for the supply of nurses of all specifications. The intent of these agreements was that only those staffing companies that successfully tendered for inclusion on the Framework Agreement (including meeting all of the specified quality standards) would be eligible to provide temporary staff to NHS bodies in the region covered by the Framework Agreement. Pursuant to the last Framework Agreement, which expired in September 2009, we could supply all types of staff throughout the United Kingdom, except in London, where the Framework Agreement authorized us to supply all categories of staff other than mental health staff and midwives.

In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage. In July 2009, we were notified that we had been successfully awarded, subject to contract completion, a new Framework Agreement. Our new Framework Agreement, which came into operation in October 2009, is at higher margins than our old Framework Agreement. We believe that the higher charges under our new Framework Agreement will give us opportunities going forward and we currently have plans to re-launch this service to provide healthcare staffing services to hospitals in a few of our regional offices as well as our existing London operation starting in fiscal 2010. However, we currently cannot determine the impact of our new Framework Agreement on our consolidated financial position and results of operations.
Individual NHS Hospitals in England may select from the list of approved staffing companies qualified under the Framework Agreement and enter into Service Level Agreements.
In some instances, a number of NHS Hospitals have elected to “opt out” of the old Framework Agreement and seek suppliers “off framework” for their temporary staffing needs mainly because the old charge and pay rates were not sustainable in recruiting sufficient staff to meet their requirements. The new framework agreements, with their higher charge and pay rates, are intended to bring those NHS Hospitals back onto using the framework rates. Whether this is achieved or not is still too early to determine and if it is not, there is a risk that the Framework Agreement may not be adhered to in certain areas. In the latter case, we will have to contract directly with the purchaser at separately negotiated rates.
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

Marketing Activities
We market our flexible healthcare staffing services to key decision makers in local governmental social service departments, the NHS, nursing and care homes and independent hospitals. These decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain staffing assignments is establishing and maintaining a reputation for quality service and responsiveness to the needs of our customers and their patients. Further, as a result of the governmental introduction of the individualized budget and personalized agenda, we will need to increase our marketing to private individuals.
Competition
The U.K. flexible healthcare staffing services business is highly fragmented with numerous small operators providing staff locally. The market at the local level is characterized by relatively low barriers to entry. The barriers to entry at a U.K.-wide level are more significant, as the establishment and growth of a flexible healthcare staffing services business is largely dependent on access to capital.
The privately-owned competitors of our flexible staffing services business are mainly small, locally-based companies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies and charities compete with us. Such companies include Nestor Healthcare Group plc, Care UK, Housing 21 (which includes the Claimar Care Group), Mears Group plc, Supporta plc and Carewatch.
The nature of the U.K. marketplace is such that homecare aides and nurses can accept placements with more than one flexible staffing services business.
Since 2000, the NHS has had its own internal agency, called NHS Professionals, which has attempted to provide NHS Hospitals with high volume/low margin contracts for flexible healthcare workers and to reduce the NHS’s dependence on external agencies.
Payment for Staffing Services
In most cases, we contract directly with the governmental entity or private entity or individual to whom we provide flexible staffing services. The party with whom we contract for the supply of staff is responsible for paying us directly. In general, reimbursement is received regularly and reliably from all governmental and private customers. We generally collect payments from our customers within two months after services are rendered but we pay accounts payable and employees currently.

For the year ended September 30, 2009, our operations received approximately 75% of revenues from customers that were U.K. governmental entities (primarily local governmental social service departments and the NHS), compared to approximately 69% for the year ended September 30, 2008. The remaining 25% and 31% of revenues received for fiscal 2009 and 2008, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, independent hospitals and private patients.
Trade Names
We operate our healthcare staffing services business in the United Kingdom principally under the Allied Healthcare Group trade name.
Employees
As of October 2009, we employed approximately 1,015 individuals in our branch network, our U.K. head office and our other offices. None of these employees are represented by a labor union.
In addition, we maintain a listing of approximately 11,000 homecare aides, nurses and nurses aides who are available to staff our customer base on a temporary basis. During fiscal 2009, we placed an average of 7,345 individuals each week with our customers. Six of these individuals are represented by a labor union. We consider our relationship with our employees and staff to be good.
Government Regulation
General
We are subject to regulation by the government of the United Kingdom via acts of Parliament relating to healthcare provision and by the general health regulations of the Department of Health.
Healthcare Laws and Regulations
Our operations are subject to licensing and approval regulations from both governmental and non-governmental bodies according to terms of service and operating procedures decided by the U.K. government.
The Care Standards Act 2000 provides for the registration and regulatory structure for all non-NHS healthcare services in England and Wales. It also provides for an arm of the National Assembly for Wales to be the regulatory body for healthcare services in Wales (although this power is now exercised by the Welsh Ministers). The Care Standards Act 2000 also made provision for a General Social Care Council in England and a Care Council for Wales to be established as non-departmental statutory bodies responsible to the Department of Health and National Assembly for Wales, respectively, with the aim of increasing the protection of service users, their homecare aides and the general public. The Regulation of Care (Scotland) Act 2001 also introduced legislation relating to this area in Scotland and appointed the registration authority for Scotland, the Scottish Commission for the Regulation of Care.

The Care Standards Act 2000 is essentially an enabling Act that provides for regulations to be made by secondary legislation. It provides that regulations can be made imposing any requirements which the appropriate Minister thinks fit relating to establishments and agencies. Regulations relating to registration of companies working in the healthcare sector are already in force (the National Care Standards Commission (Registration) Regulations 2001). Specific regulations set out in the Care Standards Act 2000 that may be introduced include provisions relating to the services to be provided by suppliers of healthcare staff, the keeping of accounts, the keeping of records and documents and arrangements to be made for dealing with complaints made by those seeking or receiving any of the services provided by the suppliers of healthcare staff. A number of regulations (including the Nurses Agencies Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) include provisions in these areas.
We are currently registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 in relation to England, and the Nurses Agencies (Wales) Regulations 2003 in relation to Wales, to carry on a business for the supply of nurses. These require that a person who carries on a business for the supply of nurses must be the holder of a certificate from the registration authority in the relevant jurisdiction certifying that the business is registered to supply nurses. We are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply homecare aides working in individuals’ homes are authorized under the Care Standards Act 2000 and the Domiciliary Care Agencies Regulations 2002 (in England), the Domiciliary Care Agencies (Wales) Regulations 2004 or the Regulation of Care (Scotland) Act 2001.
In addition, the Health and Social Care Act 2008 established a new independent registration and regulatory body for independent healthcare services and social care in England, called the Care Quality Commission, which enforces registration of adult care agencies and establishments and promotes improvements in the quality of healthcare and public health. Health and social care providers, including NHS providers, are not only required to register with the new regulator in order to provide services, but must also comply with the rules relating to management and staffing, fitness of premises and the conduct of specified services. The Care Quality Commission’s ambit includes responsibility for assessing and reporting on the performance of both NHS and independent healthcare organizations. This registration and regulatory structure is currently being reformed pursuant to the Health and Social Care Act 2008. See “Healthcare Reform” below.
Contracts between suppliers of healthcare staff and NHS Hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, are reviewed by the Care Quality Commission. We are accredited by various U.K. social services agencies for the supply of homecare aides within their jurisdiction.
We believe that we are in substantial compliance in all material respects with U.K. healthcare laws and regulations applicable to our operations.

Healthcare Reform
Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations relating to licensing, conduct of operations, payment for services and referrals, treatment of staff, benefits payable to temporary staffers and taxation. Moreover, many political, economic and regulatory organizations are supporting fundamental change in the U.K. healthcare industry. A summary of the material existing and proposed healthcare reforms that affect our business follows.
U.K. rules affecting our staff. All of our flexible healthcare workers are engaged pursuant to standard written employment contracts under which we only pay the employees for work actually performed. Employees in the United Kingdom are entitled to numerous statutory protections and benefits. For examples, employees are protected from discrimination based on sex, race, religion, national origin, disability, sexual orientation and age and once they have accrued one year’s continuous service they are entitled to the right to not be unfairly dismissed. Our employees are also entitled to receive the national minimum wage, and are subject to the provisions of the Working Time Regulations 1998 (as amended), which governs hours of work, night work, breaks and holidays.
We are subject to the Employment Agencies Act 1973 and Conduct of Employment Agencies and Employment Business Regulations 2003 (the “2003 Regulations”) and applicable case law as our business is classified as an “employment business”. The 2003 Regulations govern the charging for services to a work-seeker and also impose minimum obligations to ensure that the work-seeker and the hirer are suitable. A breach of the 2003 Regulations (or the Employment Agencies Act 1973) resulting in damage is actionable in the civil courts as well as giving potential liability to prosecution and a fine. However, as the focus of the 2003 Regulations is to govern the actions of “employment agencies” rather than “employment businesses”, our business falls outside the scope of a number of the provisions of the 2003 Regulations.
In December 2008, the Temporary Agency Workers Directive (the “Directive”), which introduced additional protection for agency workers who are employees of the agency provider, was published by the European Union. The Directive gave member states until December 5, 2011 to implement its provisions. The U.K. Government has announced its intention for the relevant U.K. legislation to come into effect on October 1, 2011. Pursuant to this legislation, once agency workers have been engaged on a job for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client.
Health and Social Care Act 2008. While the Health and Social Care Act 2008 was enacted in July 2008 and is now effective, new provisions on registration of healthcare providers, such as the procedure for the grant or refusal of registration, conditions for registration of managers and guidance as to code of practice and compliance with requirements, are not expected to be implemented in full until April 2010.
NHS Initiatives
Flexible staffing providers, such as our company, are subject to the risk that the NHS will seek to regulate the price it pays for staff, reduce its use of staff or replace its use of staff where possible with permanent employees.

The NHS requires any healthcare staffing company that provides staffing services to NHS Hospitals to enter into a Framework Agreement setting forth, among other things, types of staff to be supplied, quality standards and maximum payment rates. The intent of these agreements was that only those staffing companies that successfully tendered for inclusion on the Framework Agreement (including meeting all of the specified quality standards) would be eligible to provide staff to NHS bodies in the region covered by the Framework Agreement (unless a local NHS Hospital has elected to “opt out” of the Framework Agreement and is operating “off framework”).
In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage. In July 2009, we were notified that we had been successfully awarded, subject to contract completion, a new Framework Agreement. Our new Framework Agreement, which came into operation in October 2009, is at higher margins than our old Framework Agreement. We believe that the higher charges under our new Framework Agreement will give us opportunities going forward and we currently have plans to re-launch this service to provide healthcare staffing services to hospitals in a few of our regional offices as well as our existing London operation starting in fiscal 2010. However, we currently cannot determine the impact of our new Framework Agreement on our consolidated financial position and results of operations.
The Framework Agreements have reduced the cost of commissions paid to healthcare staffing companies and the number of healthcare staffing companies supplying staff to NHS Hospitals.
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
Insurance
We maintain general liability insurance, professional liability insurance, malpractice liability insurance and excess liability coverage that provide coverage in the event that a claim is brought against us alleging negligence, product liability or similar legal theories. Each of these policies provides coverage on an “occurrence” basis and has certain exclusions from coverage. Our insurance policies must be renewed annually.

Available Information
We maintain a website at www.alliedhealthcare.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.
We make available free of charge through our website our last three Annual Reports on Form 10-K, our last three quarterly reports on Form 10-Q and the current reports on Form 8-K that we have filed since the beginning of fiscal 2009, as well as amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We will provide paper copies of our 10-Ks, 10-Qs and 8-Ks to any shareholder free of charge upon request. Requests should be sent to us at 245 Park Avenue, New York, New York 10167, Attn.: Secretary.
Item 1A. Risk Factors.
Our business is subject to many risks that may negatively affect our business, financial condition and/or results of operations.
Risks Relating To Our Business And Strategy
If we are unable to attract and retain healthcare staff at reasonable costs, it could increase our operating costs and negatively impact our business.
We rely significantly on our ability to attract and retain homecare aides, nurses and nurses aides who possess the skills, experience and, if required, licenses necessary to meet the requirements of our customers. We compete for flexible healthcare staffing personnel with other flexible healthcare staffing companies, with hospitals and healthcare facilities and with other entry-level employment opportunities. Staff choose to work for a healthcare staffing company based on the quantity, diversity and quality of assignments offered and on compensation packages and other benefits. We must continually evaluate and upgrade our flexible staffing network to keep pace with our customers’ needs and to remain competitive in our business. While the shortage of homecare aides, nurses and nurses aides in most areas of the United Kingdom has become less of an issue in the current worldwide economic downturn, we anticipate that over time as the economy recovers a shortage will reoccur. We may be unable to continue to increase the number of healthcare staff that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain healthcare staff depends on several factors, including our ability to provide them with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure that we will be successful in any of these areas. The cost of attracting healthcare staff and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our customers, our profitability could decline. Moreover, if we are unable to attract and retain healthcare staff, our ability to provide adequate services to our customers may decline and, as a result, we could lose customers.

We operate in a highly competitive market and our success depends on our ability to obtain and retain customers.
The flexible healthcare staffing business is highly competitive. We compete in national, regional and local markets in the United Kingdom with full-service staffing companies, specialized flexible staffing agencies, NHS Professionals, hospitals, nursing homes and other home healthcare businesses. There are relatively few barriers to entry in the markets we serve and, historically, our industry has been highly fragmented. While we expect to continue to face competition from a broad range of companies, the recent consolidation trend in our industry is likely to result in an increase in the number of larger companies that are able to service regional or national markets. We believe that the primary competitive factors in obtaining and retaining customers are identifying appropriate healthcare staff for specific job requirements, providing staff in a timely manner, pricing services competitively and effectively monitoring job performance. With the government introduction of the personalized agenda, individual budgets and direct payments, another competitive factor is the ability to transition from the business to business sales model (whereby currently the local governmental social service department chooses the level and type of care and support services the service user requires) to a business to consumer model (whereby the service user chooses the level and type of care and support services they require).
Competition for customers may increase in the future and, as a result we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could harm our operating results. In addition, the development of alternative recruitment channels and the introduction of the individualized budget and direct payments could lead our hospital, healthcare facility and other customers to bypass our services, which would also cause our revenues and margins to decline.
A change in treatment of flexible staff for U.K. tax, employment and benefits purposes could result in increased costs.
In December 2008, the Directive, which introduced additional protection for agency workers who are employees of the agency provider, was published by the European Union. The Directive gives member states until December 5, 2011 to implement its provisions. The U.K. Government has announced its intention for the relevant U.K. legislation to come into effect on October 1, 2011. Pursuant to this legislation, once agency workers have been engaged on a job for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client.
The implementation of the U.K. legislation in 2011 could adversely affect our business. The requirement to give agency workers engaged for a period of more than 12 weeks at least the same basic working and employment conditions as other employees of the client or the same basic working and employment conditions that they would have received had they been recruited directly by the client may make the use of agency workers less attractive to our hospital and institutional care customers. It is not yet clear how an assessment of working and employment conditions can be conducted where the client does not have any of its own employees providing the same services or whether it is even applicable to homecare services, which constitutes the majority of our business.

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
In fiscal 2008, we approved the purchase of a new branch operating system supplied by Coldharbour, a privately-owned U.K. company that supplies many of our competitors. This system is currently being rolled out across our branch network with a targeted completion date in fiscal 2011. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs, of approximately $6.7 million (at the closing exchange rate at September 30, 2009), of which $2.9 million has been incurred and $3.8 million is expected to be incurred in fiscal 2010 and fiscal 2011.

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
Our business may be adversely affected by the current economic recession.
The United Kingdom and international economies are experiencing a significant recession. The recession has been magnified by the tightening of the credit markets. Although our business was not significantly affected during fiscal 2009 by the recession, there can be no assurance that our business will not be affected by the consequences of the recession during fiscal 2010. The United Kingdom and international markets may remain depressed for an indeterminate period of time. A prolonged recession could affect our company adversely in a number of ways, including reducing our revenue and profits, limiting our ability to obtain financing to expand operations and requiring us to write down the value of our goodwill. Foreign currency fluctuations could be more severe during a recession and could adversely affect our dollar-denominated results of operations. In addition, a prolonged recession could disproportionately impact our stock price as investors seek a “flight to safety” during this turbulent period.
Risks Relating To The Flexible Healthcare Staffing Market
Our ability to compete in the homecare services market depends on our ability to obtain assignments from local governmental social service departments and NHS Primary Care Trusts.
The largest providers of homecare services in the United Kingdom are local governmental social services departments and NHS Primary Care Trusts. Outsourcing of homecare by these bodies is the principal source of revenue and growth in the homecare staffing market. Though figures vary widely among local governments, homecare provided directly by the local governments typically is significantly more expensive per hour of care than homecare outsourced to independent homecare providers. While we believe there is potential for further outsourcing of homecare by local governments and NHS Primary Care Trusts, this potential may be offset by tighter local governmental and NHS Primary Care Trust budgets or by policy changes or legislation. Moreover, there can be no assurance that we will be chosen by local governmental social service departments or NHS Primary Care Trusts, or other providers of homecare services, to provide outsourced homecare services in the future, or that we will be able to recruit and retain homecare staff at hourly rates that local governments and NHS Primary Care Trusts are willing to pay.

Local governmental social service departments continue to outsource the majority of their homecare service requirements.
Currently local authorities outsource the majority of the homecare service requirements under a block or spot contract with private providers. New initiatives include local governmental social service departments working to deliver on the government’s concord on individual “choice and control,” as a result of which the United Kingdom is seeing the introduction of individualized budgets and direct payments for service users. Direct payments may allow some service users to choose the level and type of care and support services they require and effectively moves the power of the purchasing decision from the local governmental social service department to the individual. Our ability to sell effectively to this new group of purchasers is affected by our ability to access the contact details of all service users receiving direct funding from the local governmental social service department. This information is secured under the data protection act and is often inaccessible.
NHS Primary Care Trusts continue to use homecare as an alternative to residential or NHS Hospitals.
We anticipate that healthcare at home will continue to expand, but there can be no assurance that this trend will continue, especially if legislation or NHS Primary Care Trust provision preferences and allocated funding changes. If this trend does not continue, our revenues may be adversely affected.
The introduction of the personalization agenda, individual budgets and direct payments could result in the service user utilizing companies other than us to provide healthcare services.
The government introduction of the personalization agenda, individualized budgets and direct payments, whereby the service user chooses the level and type of care and support services they require instead of the local governmental social service departments, could result in the service user utilizing companies other than us to provide healthcare services.
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
In the last few years, U.K. case law on agency workers has indicated that in limited circumstances agency workers could be deemed to be employees of the customer end-user. Consequently, it is possible that some of the advantages to hospitals and other purchasers of using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. However, current case law suggests that the circumstances in which an end user can be found to be the employer of any agency worker is rare when that agency worker is an employee of the agency provider. In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.

If demand for staffing in the healthcare sector generally declines or does not increase at the rate we anticipate, our business, financial condition and results of operations may be materially and adversely affected.
Fluctuations in patient occupancy at the hospitals, nursing homes and care homes of our customers may adversely affect the demand for our services and therefore our financial performance.
Demand for our flexible healthcare staff is affected by the general level of patient occupancy at the hospitals and nursing and care homes of our customers. When occupancy increases, our employees are often added before full-time employees are hired. As occupancy decreases, healthcare facility customers typically will reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our healthcare customers’ facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.
We operate in a regulated industry and violations of laws or regulations may result in increased costs or sanctions that could impact our financial performance. Moreover, recent and proposed changes in U.K. regulations affecting flexible staffing companies may result in increased costs that reduce our revenue and profitability.
Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations relating to licensing, conduct of operations, payment for services and referrals, treatment of staff, benefits payable to temporary staff and taxation. If we fail to comply with the laws and regulations that are applicable to our business, we could suffer civil and/or criminal penalties or we could be required to stop operating in one or more jurisdictions.
Our staff are entitled to the statutory minimum number of days paid holiday. In April 2009, this was increased from 24 days to 28 days per year.
The provisions of the Pensions Act 2008 relating to personal accounts were enacted to address the U.K. government’s concerns that many U.K. workers are not saving enough for retirement. The Pensions Act 2008 will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan. Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement.

Upon the phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a Trustee Corporation.
The current U.K. government plan is to introduce these new requirements in 2012. However, the U.K. government may defer the 2012 date and it is expected that the legislation will be phased in over a number of years. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
We may not be able to pass along to our customers the costs of complying with these or other legislative changes.
NHS reforms may have a substantial negative impact upon us.
Flexible staffing providers, such as our company, are subject to the risk that the NHS will continue to regulate the price it pays for temporary staffing services, reduce its use of temporary staffing services or replace its use of temporary staffing services where possible with permanent employees.
One initiative undertaken by the NHS is the requirement that agencies wishing to supply the NHS Hospitals with temporary staff enter into Framework Agreements. Any attempt to expand the Framework Agreements to cover local governmental social service departments or a wider group of customers, including NHS Primary Care Trusts, could have a material adverse impact on our consolidated financial position or results of operations.
Recently-enacted changes in VAT could affect our revenues or profit margins.
In some of our supply of healthcare staffing services we have historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. We have undertaken a review of our post-concession VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if we are deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries if certain conditions are met (the “Nursing Agencies Concession”). Since the majority of our services are now exempt from VAT, our overall costs have increased as we are not able to recover any VAT that we incur on purchases from our suppliers (such as, for example, utilities) in respect of the goods and services that they supply to us. In addition, effective January 1, 2010, the standard rate of U.K. VAT will revert to 17.5%. (from its current rate of 15%), which will increase the amount of any irrecoverable VAT. The foregoing reflects our advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”).

If any of our services are deemed to be not exempt from VAT, then the costs paid by our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. We have sent correspondences to HMRC to seek its concurrence with our VAT position. HMRC is seeking clarification on our historical and post-concession VAT treatment before it can make a conclusion on our VAT position. If HMRC ultimately does not concur with our VAT treatment, then a VAT liability may be imposed on our company. At September 30, 2009, we have not recorded a liability relating to this matter as we believe a VAT liability is not probable to occur.
Significant legal actions could subject us to substantial uninsured liabilities.
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice, negligent hiring, product liability or other legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to civil or criminal claims arising from actions taken by our employees or staff, such as misuse of proprietary information or theft of property. In some instances, we are required to indemnify customers against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant customer policies and guidelines or applicable laws, rules and regulations could result in negative publicity, payment of fines or other damages. In addition, breaches of the Care Standards Act 2000 and associated regulations could result in the revocation of registration or the imposition of conditions on that registration that could adversely effect the continuation of our business in the United Kingdom. Litigation is costly and, even if we do prevail, the cost of such litigation could adversely affect our consolidated financial statements.
In addition, in the course of our operations we may face possible claims by employees or employee candidates of discrimination or harassment (including for actions our customers or their employees may have taken), violations of health and safety regulations, workers compensation claims, retroactive entitlement to benefits, unfair dismissal and other similar claims.
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

Risks Relating To Our Financial Condition
We have incurred substantial amounts of goodwill from our acquisitions, some or all of which we may be required to write off, which could adversely affect our financial condition or results of operations.
Goodwill represents the purchase price of an acquisition less the fair value of the net tangible and intangible assets acquired. We have incurred substantial amounts of goodwill from our acquisitions. Part of our strategy involves making additional acquisitions. Because businesses of the type we target often do not have substantial tangible assets, we expect that our acquisition of these businesses will cause us to continue to incur significant amounts of goodwill.
At September 30, 2009 we had goodwill of approximately $95.6 million, which equaled approximately 55.3% of our total assets at that date.
All goodwill and intangible assets deemed to have indefinite lives are carried at cost and are subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. We completed our annual impairment test during the fourth quarter of fiscal 2009 and determined that there was no impairment to our recorded goodwill balance. However, any future determination requiring the write-off of a significant portion of the carrying value of our goodwill could have a material adverse effect on our financial condition or results of operations.
Our ability to use our net operating loss carryforward in the future is limited.
As of September 30, 2009, we had a U.S. federal net operating loss carryforward of approximately $72.0 million, expiring between 2018 and 2024. Our current operations are in the United Kingdom. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2009, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, Section 382 limits our ability to use our net operating loss carryforward in the future. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.
Risks Relating To Our Common Stock
Future sales of our common stock by existing shareholders may lower the price of our common stock.
As of November 30, 2009, we had 45,136,229 shares of common stock outstanding.

In addition, as of November 30, 2009, our officers, directors, employees and consultants own options to acquire an aggregate of 2,831,334 shares of common stock under our 2002 Stock Option Plan. We may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued stock appreciation rights to our chief executive officer that, if earned, will be paid in shares of our common stock. See “Item 11—Executive Compensation—Employment Agreements; Potential Payments Upon Termination or a Change-in-Control” for a description of these stock appreciation rights.
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
Our shareholder rights plan may make it more difficult for a third-party to acquire us.
In April 2009, we adopted a shareholder rights plan pursuant to which each share of our outstanding common stock is accompanied by one preferred share purchase right. The rights generally will not become exercisable until a person or group acquires 20% or more of our common stock in a transaction that is not approved in advance by our board of directors. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to buy our common stock at 50% of its market value for the right’s exercise price. Our board of directors may redeem the rights for a nominal amount at any time prior to ten days after a person or group announces that it has acquired 20% or more of our common stock. If not redeemed by the board, the rights will expire on April 1, 2019, or, if not approved by the shareholders at the annual meeting of shareholders in 2010, immediately following such meeting. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, the shareholder rights plan could make it more difficult for a third party to acquire us (or 20% or more of our outstanding shares of common stock) without first negotiating with our board of directors regarding such acquisition, even if our shareholders might receive a price in excess of the then-current market price for their shares.

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
Item 1B. Unresolved Staff Comments.
We have not received, during the 180 days preceding the end of our 2009 fiscal year, any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.
Item 2. Properties.
We lease 113 facilities in the United Kingdom, of which 22 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See “Contractual Cash Obligations” in Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009).
Item 3. Legal Proceedings.
We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market, under the symbol “AHCI.” The following table sets forth, for the periods indicated, the high and low intraday sales price of our common stock on the NASDAQ Global Select Market:

PERIOD	HIGH	LOW

Year Ended September 30, 2008:
First Quarter	$3.20	$1.86
Second Quarter	2.49	1.36
Third Quarter	2.20	1.36
Fourth Quarter	2.90	1.68

Year Ended September 30, 2009:
First Quarter	$2.15	$1.00
Second Quarter	1.50	.94
Third Quarter	2.48	1.21
Fourth Quarter	2.90	1.92

Year Ended September 30, 2010:
First Quarter (through November 30, 2009)	$3.40	$2.27
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

As of November 30, 2009, there were approximately 155 holders of record of our common stock. Holders of record do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.
Equity Compensation Plan Information
For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Repurchases of Equity Securities
During the fourth quarter of fiscal 2009, we did not repurchase any of our equity securities.
Our Comparative Performance
The graph below compares the performance of our common stock for the period from September 30, 2004 to September 30, 2009 with (1) the Center for Research in Security Prices (“CRSP”) Total Returns Index for The NASDAQ Stock Market LLC (US Companies), and (2) the CRSP Total Returns Index for NASDAQ Health Services Stocks (US and Foreign Companies). The CRSP Total Returns Index for The NASDAQ Stock Market LLC (US Companies) measures the performance of all US companies listed on the NASDAQ Global Market (formerly known as the NASDAQ National Market) and the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market). The CRSP Total Returns Index for NASDAQ Health Services Stocks (US and Foreign Companies) measures the performance of all US and foreign companies listed on NASDAQ whose Standard Industry Classification (SIC) Codes are 8000-8099.
The graph assumes that $100 was invested on September 30, 2004 in our common stock and each group of companies whose securities comprise the various indices against which we are being compared and that all dividends, if any, have been reinvested.
The graph was prepared for us by Zacks Investment Research, Inc.

The information contained in this section of this Annual Report on Form 10-K shall not be deemed “filed” with the Securities and Exchange Commission nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference.

Comparison of Five Year Cumulative Total Returns
Performance Graph for Allied Healthcare International Inc.
250.00
200.00
150.00
100.00
50.00
0.00
2004
2005
2006
2007
2008
2009
ALLIED HLTHCR
NASDAQ Stock Market (US Companies)
NASDAQ Health Services Index

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on September 30, 2004.
Item 6. Selected Financial Data.
The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2009, 2008 and 2007 and as of September 30, 2009 and 2008 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K. The financial information for the years ended September 30, 2006 and 2005 and as of September 30, 2007, 2006 and 2005 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.
You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2009	2008	2007		2006	2005
Financial Data:
Total revenues	249,810	$298,577	$277,795		$280,205	$342,031
Gross profit	76,348	90,385	83,956		85,730	98,727
Selling, general and administrative expenses	63,234	77,655	75,284	(2)	71,103	73,050 (6)
Impairment of goodwill	—	—	—		110,004 (4)	—
Impairment of long-lived assets	—	—	—		10,038 (5)	—

Operating income (loss)	13,114	12,730	8,672		(105,415)	25,677
Interest and other income (expense), net	427	393	(3,273	)(3)	(2,698)	(4,164)

Foreign exchange (loss) income	(197)	(586)	285		73	(98)
Provision for (benefit from) income taxes	3,408	3,751	2,068		(1,887)	6,446

Income (loss) from continuing operations	9,936	8,786	3,616		(106,153)	14,969
Income (loss) from discontinued operations, net of taxes(1)	367	—	6,266		(17,618)	3,767
Gain on disposal of subsidiaries, net of taxes	—	—	56,471		—	—

Net income (loss)	10,303	8,786	66,353		(123,771)	18,736

Basic income (loss) per share of common stock from:
Continuing operations	$0.22	$0.20	$0.08		$(2.36)	$0.34
Discontinued operations	0.01	—	1.40		(0.39)	0.08

	$0.23	$0.20	$1.48		$(2.75)	$0.42

Diluted income (loss) per share of common stock from:
Continuing operations	$0.22	$0.19	$0.08		$(2.36)	$0.33
Discontinued operations	0.01	—	1.39		(0.39)	0.08

	$0.23	$0.19	$1.47		$(2.75)	$0.41

Weighted average number of common shares outstanding:
Basic	44,986	44,986	44,962		44,930	44,684

Diluted	45,011	45,078	45,147		44,930	45,169

	September 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$42,325	$31,550	$20,380	$(1,165)	$11,369
Accounts receivable, net	19,594	17,774	21,490	26,813	31,382
Goodwill	95,649	109,292	122,843	112,538	205,177
Total assets	173,067	183,262	252,779	195,683	303,439
Total debt	—	—	54,795	71,159	64,342
Total shareholders’ equity	147,273	152,670	158,759	86,383	201,859

(1)	See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion and details of discontinued operations.

(2)	Includes $1.2 million of severance costs and related professional fees incurred upon the resignation of our chairman and chief executive officer and $0.4 million related to the issuance of new warrants and the extension of the expiration date on previously-issued warrants.

(3)	Includes a $1.0 million charge related to the write-off and costs incurred on financing fees and other income of $0.8 million related to interest rate swaps no longer being effective.

(4)	During our annual review of goodwill for impairment in the fourth quarter of fiscal 2006, we determined there was an impairment of $110.0 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, our company’s market capitalization at the time of testing as well as current and projected operating results.

(5)	Includes a charge of $9.0 million of software costs related to certain aspects of our information system that were based on the Oracle platform that was too slow for the nature of our business and therefore was not achieving full functionality. Also includes a charge of $1.0 million relate to the write-off of other intangible assets. We reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS.

(6)	Includes a $1.1 million charge related to the reorganization of our U.K. subsidiaries, as well as $1.0 million of costs associated with the launch of our new corporate logo.

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
We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 80% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services.
The services provided by us are provided by our integrated network of approximately 110 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. Our management evaluates operating results on a branch basis. All our branches are aggregated into one reportable segment for financial reporting purposes.
For a discussion of recently-enacted changes in VAT that may affect us, see “Item 1A—Risk Factors—Recently-enacted changes in VAT could affect our revenues or profit margins.”
A further legislative change, which went into effect in April 2009, has increased the number of holiday pay entitlement for our flexible healthcare staff from 24 to 28 days per annum.
We are aware of legislative changes which will go into effect in fiscal 2011 that would disallow the U.K. tax deduction on intra-group interest expense. We are currently evaluating our intra-group position and the likely impact of this change on our consolidated financial statements and results of operations.

The provisions of the Pensions Act 2008 relating to personal accounts were enacted to address the U.K. government’s concerns that many U.K. workers are not saving enough for retirement. The Pensions Act 2008 will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan. Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement. Upon the phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a Trustee Corporation. The current U.K. government plan is to introduce these new requirements in 2012. However, the U.K. government may defer the 2012 date and it is expected that the legislation will be phased in over a number of years. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2009. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation is performed if indicators of impairment are present. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2009 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
Income Taxes
We account for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for bad debts, federal and state net operating loss carryforwards, and depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2009, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008.

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
We receive a majority of our revenue from local governmental social services departments and the NHS. For the years ended September 30, 2009, 2008 and 2007, 75%, 69.0% and 63.5%, respectively, of our net revenues were attributable to local governmental social service departments and the NHS payor program.
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
Results of Operations
Overview
We are one of the larger suppliers of homecare services in the U.K. Current trends in homecare services that have contributed to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, a move toward supplier consolidation by the local governmental authorities, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities.

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
The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The NHS Framework Agreements have impacted our financial results by reducing our margins from this source of business and making it very difficult to recruit nurses to work on these contracts at the stipulated pay rates. This has been somewhat offset by the increase in private hospital business which have higher profit margins. Management currently believes that the biggest decline in hospital staffing arising from the NHS Framework Agreements has occurred over our previous two fiscal years and such decline has now stabilized although it does fluctuate between quarters.
In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage. In July 2009, we were notified that we had been successfully awarded, subject to contract completion, a new Framework Agreement. Our new Framework Agreement, which came into operation in October 2009, is at higher margins than our old Framework Agreement. We believe that the higher charges under our new Framework Agreement will give us opportunities going forward and we currently have plans to re-launch this service to provide healthcare staffing services to hospitals in a few of our regional offices as well as our existing London operation starting in fiscal 2010. However, we currently cannot determine the impact of our new Framework Agreement on our consolidated financial position and results of operations.
In some instances, a number of NHS Hospitals have elected to “opt out” of the old Framework Agreement and seek suppliers “off framework” for their temporary staffing needs mainly because the old charge and pay rates were not sustainable in recruiting sufficient staff to meet their requirements. The new framework agreements, with their higher charge and pay rates, are intended to bring those NHS Hospitals back onto using the framework rates. Whether this is achieved or not is still too early to determine and if it is not, there is a risk that the Framework Agreement may not be adhered to in certain areas. In the latter case, we will have to contract directly with the purchaser at separately negotiated rates.

Year Ended September 30, 2009 vs. Year Ended September 30, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate. As reflected in the reported numbers, recent fluctuations in foreign exchange rates have significantly impacted our year ended September 30, 2009 results.

	Year ended September 30, 2009					Year ended September 30, 2008
			Gross		Gross			Gross		Gross
(Amounts in thousands)	Revenue	%	Profit	%	Profit %	Revenue	%	Profit	%	Profit %

Homecare	$259,271	81.6%	$80,337	82.7%	31.0%	$225,460	75.5%	$70,458	78.0%	31.3%
Nursing Homes	32,890	10.4%	10,298	10.6%	31.3%	41,853	14.0%	12,602	13.9%	30.1%
Hospitals	25,512	8.0%	6,454	6.7%	25.3%	31,264	10.5%	7,325	8.1%	23.4%

Total, at constant exchange rates	317,673		97,089		30.6%	298,577		90,385		30.3%
Effect of foreign exchange	(67,863)		(20,741)			—		—

Total, as reported	$249,810		$76,348			$298,577		$90,385

SG&A, at constant exchange rates			$79,587					$77,655
Effect of foreign exchange			(16,353)					—

SG&A, as reported			$63,234					$77,655

Operating Income, at constant exchange rates			$17,502					$12,730
Effect of foreign exchange			(4,388)					—

Operating Income, as reported			$13,114					$12,730

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
Revenues
Total revenues for the year ended September 30, 2009, before the unfavorable impact of foreign exchange rates, increased by $19.1 million, or 6.4%, to $317.7 million, compared with $298.6 million for the year ended September 30, 2008. Contributing to the increase in revenues was homecare revenues which grew by 15.0% to $259.3 million. Nursing home revenues declined by 21.4% to $32.9 million. Hospitals revenues decreased by 18.4% to $25.5 million. After the unfavorable impact of currency exchange of $67.9 million, revenues decreased to $249.8 million.
Gross Profit
Gross profit, before the unfavorable impact of foreign exchange, increased 7.4% to $97.1 million for the year ended September 30, 2009 from $90.4 million for the year ended September 30, 2008. Changes in foreign exchange decreased gross profit by $20.8 million to $76.3 million for the year ended September 30, 2009 compared to gross profit of $90.4 million for the year ended September 30, 2008, a decrease of 15.5%. As a percentage of total revenue, gross profit for the year ended September 30, 2009 was 30.6%, as compared to 30.3% for the comparable prior period mainly due to our sales mix. We remain focused on supplying healthcare staffing services to our higher-margin homecare customers.

Selling, General and Administrative Expenses
Total SG&A expenses for the year ended September 30, 2009, before the favorable impact of foreign exchange, was $79.6 million compared to $77.7 million for the year ended September 30, 2008. While current period SG&A running costs of 25.3% of revenues are lower than the prior year period of 26.0%, we are continuing to invest in certain areas of our business that includes such items as continuing care, learning disabilities, IT systems, and business improvement projects to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. The increase in SG&A costs is mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system. This increase was partially offset by additional net receipts of currently available government grants for training support of $0.6 million as compared to the prior year. We aim to ensure that we maintain any growth in SG&A costs to a lower degree than growth in our revenues. Changes in foreign exchange decreased the reported result by $16.4 million to $63.2 million compared to $77.7 million for the year ended September 30, 2008.
Interest Income
Total interest income for the year ended September 30, 2009 was $0.5 million compared to $0.9 million for the year ended September 30, 2008. Even though we had higher cash balances, interest income was negatively impacted by the decrease in interest rates and changes in foreign exchange ($0.1 million).
Provision for Income Taxes
We recorded a provision for income taxes amounting to $3.4 million or 25.5% of income before income taxes and discontinued operations for the year ended September 30, 2009, compared to a provision of $3.8 million or 29.9% of income before income taxes and discontinued operations for the year ended September 30, 2008. The difference in the effective tax rate between the year ended September 30, 2009 and the year ended September 30, 2008 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded, permanent differences and change in enacted rate in the U.K.
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
In the year ended September 30, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs has expired.

Net Income
As a result of the foregoing, we recorded net income of $10.3 million for the year ended September 30, 2009 compared to net income of $8.8 million for the year ended September 30, 2008.
Year Ended September 30, 2008 vs. Year Ended September 30, 2007

	Year Ended September 30, 2008					Year Ended September 30, 2007
			Gross		Gross			Gross		Gross
(Dollars in thousands)	Revenue	%	Profit	%	Profit %	Revenue	%	Profit	%	Profit %

Homecare	$225,014	75.5%	$70,317	78.0%	31.2%	$199,622	71.9%	$64,008	76.3%	32.1%
Nursing Homes	41,771	14.0%	12,577	13.9%	30.1%	40,347	14.5%	11,784	14.0%	29.2%
Hospital Staffing	31,202	10.5%	7,312	8.1%	23.4%	37,826	13.6%	8,164	9.7%	21.6%

	$297,987		$90,206		30.3%	$277,795		$83,956		30.2%
Effect of foreign exchange	590		179			—		—

	$298,577		$90,385			$277,795		$83,956

Like the chart under “Year Ended September 30, 2009 vs. Year Ended September 30, 2008,” the chart above includes revenues, gross profits and gross profit percentages that are determined in accordance with GAAP as well as non-GAAP financial measures that exclude the impact of foreign exchange on our fiscal 2008 results. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.
Revenues
Total revenues for the year ended September 30, 2008, before the favorable impact of foreign exchange rates, increased $20.2 million, or 7.3% to $298.0 million compared to $277.8 million for the year ended September 30, 2007. Contributing to the increase in revenues was homecare revenues, which grew by 12.7% to $225.0 million. Nursing home revenues achieved 3.5% growth in revenue totaling $41.8 million. Due to the NHS Framework Agreements and NHS Professionals, as well as overspending by NHS Hospitals, hospitals revenues declined 17.5% to $31.2 million. Changes in foreign exchange increased the reported result by $0.6 million to $298.6 million compared to $277.8 million for the year ended September 30, 2007, an increase of $20.8 million or 7.5%.
Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 7.4% to $90.2 million for the year ended September 30, 2008 from $84.0 million for the year ended September 30, 2007. Changes in foreign exchange increased gross profit by $0.2 million to $90.4 million for the year ended September 30, 2008 compared to $84.0 million for the year ended September 30, 2007, an increase of 7.7%. As a percentage of total revenue, gross profit for the year ended September 30, 2008 was 30.3%, as compared to 30.2% for the comparable prior period. Gross profit margin for the year ended September 30, 2008 improved slightly due to the change in the mix of the business as a result of the overall growth in our homecare staffing services which typically operates at higher margins.

Selling, General and Administrative Expenses
Total SG&A expenses increased by $2.4 million to $77.7 million for the year ended September 30, 2008 from $75.3 million for the year ended September 30, 2007, an increase of 3.1%. Changes in foreign exchange of $0.1 million had an unfavorable effect on SG&A costs. The remaining increase in SG&A costs was mainly due to additional branch costs of $5.0 million associated with the growth of our company’s business, and increased training and quality costs of $1.4 million from our investment in recruitment and retention of our care workers. These increased costs were partially offset by decreased IT costs of $1.4 million from infrastructure efficiencies in the fiscal year ended September 30, 2008 and expenses incurred in the year ended September 30, 2007 related to severance costs and related professional fees of $1.2 million incurred upon the resignation of the chairman and chief executive officer, issuance of new warrants and modification to extend the expiration date on warrants previously issued of $0.4 million and chief executive officer search fees and consultancy costs associated with compliance under our senior credit facility of $0.7 million.
Interest Income
Total interest income for the year ended September 30, 2008 was $0.9 million compared to $0.1 million for the year ended September 30, 2007. The increase in interest income was mainly attributable to additional cash on hand as a result of the sale of the respiratory therapy division in fiscal 2007.
Interest Expense
Total interest expense for the year ended September 30, 2008 was $0.5 million compared to $4.2 million for the year ended September 30, 2007, which represents a decrease of $3.7 million. This decrease was principally due to the prepayment and pay-off of amounts outstanding under our senior credit facility and was partially offset by costs related to the suspension of the availability of our invoice discount facility. As such, we recognized interest costs of $0.4 million for bank fees.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $3.8 million or 29.9% of income before income taxes and discontinued operations for the year ended September 30, 2008, compared to a provision of $2.1 million or 36.4% of income before income taxes and discontinued operations for the year ended September 30, 2007. The difference in the effective tax rate between the year ended September 30, 2008 and the year ended September 30, 2007 was mainly due to the utilization of loss carry forwards and permanent differences.

Discontinued Operations
Discontinued operations resulted in income of $62.7 million for the year ended September 30, 2007. On September 30, 2007, we disposed of two of our U.K. subsidiaries when we sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was held back until certain conditions are met. Of the escrowed amount, £0.4 million ($0.9 million) was released to us in fiscal 2008 and the remaining £0.1 million ($0.1 million) was released to us in fiscal 2009. These two subsidiaries constituted our respiratory therapy division, which supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. Included in the $62.7 million in income from discontinued operations in fiscal 2007 was the gain of $56.5 million, net of tax of $0, on the sale of our respiratory therapy division. Under U.K. tax legislation, enacted in April 2002, disposals of shares by companies with substantial shareholdings does not result in a taxable gain transaction.
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

	Year Ended
	September 30,
	2007
Revenues:
Net respiratory, medical equipment and supplies	$28,699

Cost of revenues:
Respiratory, medical equipment and supplies	13,024

Gross profit	15,675

Selling, general and administrative expenses	6,091

Operating income from discontinued operations	9,584

Interest income	2
Interest expense	(1,570	)(a)

Income from discontinued operations before income tax	8,016

Gain on disposal of subsidiaries, net of tax	56,471	(b)

Provision for income taxes	1,750	(c)

Income from discontinued operations	$62,737

(a)	In fiscal 2007, interest expense was allocated to discontinued operations based on debt that we specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. We based our allocation on the amount of capital expenditures directly related to our discontinued operations and then considered cash borrowings necessary to maintain the operations of our then respiratory therapy division.

(b)	Translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completed liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1.6 million were reclassified into the gain on disposal of subsidiaries.

(c)	Included in the provision for income taxes for the year end September 30, 2007 was the reversal of $0.7 million of certain tax contingencies related to our fiscal 2003 discontinued operations on the sale of two of our U.S. subsidiaries as the statute of limitations has expired.
Net Income
As a result of the foregoing, we recorded net income of $8.8 million for the year ended September 30, 2008 compared to net income of $66.4 million for the year ended September 30, 2007.
Liquidity and Capital Resources
General
For our fiscal year ended September 30, 2009, we generated $15.7 million from continuing operating activities. Cash requirements for our fiscal year ended September 30, 2009 for capital expenditures ($2.9 million) and for payments of acquisitions payable ($1.1 million) were met through cash on hand.
We believe that the existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next 12 months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2009 and September 30, 2008, $19.6 million (11.3%) and $17.8 million (9.7%), respectively, of our total assets consisted of accounts receivable. The increase in accounts receivable from 2008 to 2009 is mainly due to the timing of invoicing as well as a higher volume of business.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At September 30, 2009 and September 30, 2008, our average DSOs (excluding unbilled accounts receivable) were 25 and 21, respectively.

At September 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $21.8 million, of which $16.6 million or 76.3% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (“SSDs”) or the NHS. At September 30, 2008 gross receivables, excluding unapplied cash and surcharges, were $21.5 million, of which $15.2 million or 70.7% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.
The following table summarizes the accounts receivable aging by payor mix at September 30, 2009 and September 30, 2008 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2009	Days	Days	Days	Days	And Over	9/30/2009
SSD	$9,138	$769	$484	$181	$359	$10,931
NHS	4,670	554	241	90	161	5,716
Commercial Payors	2,200	262	64	33	32	2,591
Private Payors	1,994	157	104	60	275	2,590

Gross AR at 9/30/09	$18,002	$1,742	$893	$364	$827	$21,828

Less: Unapplied Cash						(1,124)

Less: Surcharges(A)						(271)
Less: Allowance For Doubtful Accounts						(839)

Accounts Receivable, net						$19,594

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2008	Days	Days	Days	Days	And Over	9/30/2008
SSD	$6,504	$1,135	$399	$209	$392	$8,639
NHS	4,732	774	505	186	387	6,584
Commercial Payors	3,046	613	157	51	104	3,971
Private Payors	1,396	261	158	67	466	2,348

Gross AR at 9/30/08	$15,678	$2,783	$1,219	$513	$1,349	$21,542

Less: Unapplied Cash						(2,392)

Less: Surcharges(A)						(553)
Less: Allowance For Doubtful Accounts						(823)

Accounts Receivable, net						$17,774

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
Each fiscal year we undertake a review of our methodology and procedure for reserving for our doubtful accounts. This process also takes into account our actual experience of write offs in the period. The policy is then applied at each quarter end to arrive at a closing reserve for doubtful accounts. See “Critical Accounting Policies—Accounts Receivable” above for a description of our methodology procedure.

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
Borrowings
General
At September 30, 2009, we had no outstanding borrowings.
In the fourth quarter of fiscal 2004, our U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”), obtained a senior credit facility, which was amended in the first quarter of fiscal 2007 to provide for additional facilities. The facility consisted of a term loan A, revolving loan B1, invoice discounting facility B2 and revolving loan C. In the first quarter of fiscal 2008, Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of our respiratory therapy division in fiscal 2007. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C in the first quarter of fiscal 2008. Allied Holdings had retained the £7.5 million ($12.4) invoice discounting facility B2. In the second quarter of fiscal 2008, we agreed with the banks to suspend the availability of our invoice discount facility and to have the right to reinstate availability upon nine weeks notice. As we did not anticipate reinstating the invoice discount facility we recognized interest costs of $0.4 million for bank fees in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, we cancelled the invoice discounting facility B2, thus terminating the senior credit facility.
Guarantees
The senior credit facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, our company had guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, we granted the lenders a security interest in substantially all of our assets to secure the payment of our guarantee. At September 30, 2009 and September 30, 2008, there were no amounts outstanding under the senior credit facility. In the third quarter of fiscal 2009 we terminated the senior credit facility and the liens and guarantees under such facility have since been released.

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
Contractual Cash Obligations
As described under “Borrowings” and “Commitments—Operating Leases” above, the following table summarizes our contractual cash obligations as of September 30, 2009 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$2,378	$721	$3,099
2011	1,472	958	2,430
2012	858	718	1,576
2013	300	207	507
2014	120	—	120
Thereafter	69	—	69

	$5,197	$2,604	$7,801

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of September 30, 2009. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system and investment bank fees associated with our capital resources review. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $6.7 million (at the closing exchange rate at September 30, 2009), of which $2.9 million was incurred in fiscal 2008 and fiscal 2009 and $3.8 million is expected to be incurred in fiscal 2010 and fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Miscellaneous
Treasury Shares
In January 2001, we initiated a stock repurchase program, whereby we may purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we may purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. As of September 30, 2009, we had acquired 407,700 shares of our common stock for an aggregate purchase price of $1.3 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our consolidated balance sheet at September 30, 2009. In addition, as of September 30, 2009, we had acquired 177,055 shares of our company’s common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.
Disposition
On September 30, 2007, we sold all of the shares of Allied Respiratory Limited to Air Liquide Limited. Allied Respiratory Limited and its subsidiary, Medigas Limited, constituted the respiratory therapy division of our company. The consideration for the sale was denominated in sterling and consisted of £36.5 million ($74.7 million), of which £0.5 million ($1.0 million) was held back until certain conditions are met. Of the escrowed amount, £0.4 million ($0.9 million) was released to us in fiscal 2008 and the remaining £0.1 million ($0.1 million) was released to us in fiscal 2009.
We have accounted for our respiratory therapy division as a discontinued operation. Our consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of our respiratory therapy division for prior periods are reported in discontinued operations in our statement of operations.
See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion and details of discontinued operations, including an analysis of the pro forma effects on our financial statements of the discontinued operations.
Litigation
See “Item 3—Legal Proceedings.”
Contingencies
See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion of contingencies.
Impact of Recent Accounting Standards
See “Recent Accounting Pronouncements” in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the fiscal 2009 year as compared to the fiscal 2008 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $67.9 million, decreased operating income of $4.4 million and decreased income from continuing operations of $2.4 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $25.0 million, $1.6 million and $0.9 million impact on reported revenues, operating income and income from continuing operations, respectively.
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.
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

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009.
Eisner LLP, our auditor, has audited our financial statements, which are included in this Annual Report on Form 10-K, and, as part of its audit, has issued its report, set forth at page F-2 of our financial statements, on the effectiveness of our internal control over financial reporting as of September 30, 2009. Such report is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors and Officers
The following table sets forth certain information concerning the directors and officers of our company:

Name	Age	Positions with our Company
Alexander (Sandy) Young	55	Chief Executive Officer and Director
Paul Weston	45	Chief Financial Officer
Leslie J. Levinson	54	Secretary
Sophia Corona	46	Director
G. Richard Green	70	Director
Mark Hanley	48	Director
Wayne Palladino	51	Director
Jeffrey S. Peris	63	Non-Executive Chairman of the Board
Ann Thornburg	60	Director
Certain biographical information regarding each director and officer is set forth below:
Alexander (Sandy) Young has served as chief executive officer and a director of our company since January 2008. From 2004 until joining our company, Mr. Young was the managing director of electronic security at Chubb Electronic Security (“Chubb”), a subsidiary of United Technologies Corporation, a U.S.-based conglomerate. Prior to working at Chubb, Mr. Young worked for 27 years at Rentokil Initial, UK, a U.K.-based conglomerate, and its predecessors, rising from branch management to regional managing director for Northern Europe.
Paul Weston assumed the office of chief financial officer of our company in October 2008. From May 2008 until September 2008, Mr. Weston served as our company’s chief financial officer designate and, from 2004 until September 2008, Mr. Weston served as the company’s financial director in the United Kingdom, with responsibility for all of our U.K. operating subsidiaries. In addition, from June 2006 until July 2006, Mr. Weston served as interim chief financial officer of our company. From 2001 to 2004, Mr. Weston was group financial controller at SSL plc, a global manufacturer and distributor of healthcare and consumer products, and prior to that he spent seven years in various corporate finance positions for the European operations of Fruit of the Loom, a textile manufacturer. Mr. Weston qualified with the Institute of Chartered Accountants (ACA) in England and Wales in 1990.

Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 until July 1997. Since April 2009, he has been a partner in the law firm of Edwards Angell Palmer & Dodge LLP, which firm serves as counsel to our company. From March 2007 until April 2009, he was a partner in WolfBlock LLP, which firm served as counsel to our company. From 2002 until March 2007 he was a partner in Brown Raysman Millstein Felder & Steiner LLP and its successor, Thelen Reid Brown Raysman & Steiner LLP, which firm served as counsel to our company, and from 1991 until 2002 he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company.
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
Mark Hanley has been a director of our company since January 2009. Mr. Hanley previously served as a member of the board of directors of our company from November 2005 until April 2007. Since February 2007, Mr. Hanley has served as the president and chief executive officer of Clinical Research Advantage Inc., a pharmaceutical clinical trials company. From August 2005 until February 2007, he was a consultant to companies in the healthcare industry. From 2000 to August 2005, Mr. Hanley was president and chief executive of O2 Science Acquisition Corporation, a provider of respiratory services. From 1998 to 1999, he was a senior vice president, sales and marketing, of Coram Healthcare Corporation, which provides specialized home infusion therapies and services in the United States and Canada. From 1995 to 1997, Mr. Hanley was an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of the company now known as Allied Healthcare Holdings Limited. From 1987 to 1995, he held various positions with Apria Healthcare Group, Inc., a California-based home healthcare company.
Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he currently serves as head of client service. From May 2007 until April 2009, he was the chief financial officer of Pzena Investment Management LLC. From August 2000 until June 2002, he was senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 until September 1996, senior vice president of our company from September 1996 until August 2000 and chief financial officer of our company from February 1991 until August 2000.

Jeffrey S. Peris has been a director of our company since May 1998 and the non-executive chairman of the board of our company since June 2009. From April 2009 until June 2009, he served as the interim non-executive chairman of the board of our company. Since May 2006, Dr. Peris has served as an executive advisor to leading established global and new business entities. Dr. Peris served as the corporate vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a global pharmaceutical company, from 2001 until 2006. Dr. Peris was a corporate vice president of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources, public affairs and investor relations, from 1998 until 2001. Dr. Peris was a management consultant to various Fortune 100 companies from 1997 until 1998. From 1972 until 1997, Dr. Peris was employed by Merck Co., Inc., a leading global pharmaceutical company, where he served in senior executive officer roles in research and development, clinical drug development, global marketing and corporate human resources. He was also a member of Merck’s world-renowned Research Management Council.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and our executive officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2009, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2009, other than Washington & Congress Capital Partners LP, a former beneficial owner of more than 10% of our common stock, which filed a Form 4 reporting one transaction in our common stock late.

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
A copy of our Code of Conduct is filed as an exhibit to this Annual Report on Form  10-K. A copy of our Code of Conduct is also available on our website at www.alliedhealthcare.com under “Investors.”
In May 2009, our board of directors adopted a Supplemental Code of Conduct that applies to all of our directors, officers and executive managers, including our chief executive officer and our chief financial officer. The Supplemental Code of Conduct, like the Code of Conduct, is designed to deter wrongdoing and to promote the behavior described in the regulations of the Securities and Exchange Commission. Unlike the Code of Conduct, the Supplemental Code of Conduct does not apply to all employees. A copy of the Supplemental Code of Conduct is filed as an exhibit to this Annual Report on Form 10-K.
Board Committees
Our board of directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Strategic Investment Committee. In addition, our board of directors on occasion will appoint ad hoc committees of directors for discrete purposes. The members of each committee are appointed by the board of directors.
Audit Committee. The Audit Committee assists our board of directors in monitoring (1) the integrity of our financial statements, (2) the independence and qualifications of our independent auditors, and (3) the performance of our independent auditors and our internal audit functions. The charter for the Audit Committee was adopted by our board of directors in May 2007. A copy of the charter of the Audit Committee is available on our website at www.alliedhealthcare.com under “Investors.”

The Audit Committee consists of Ms. Corona, Mr. Palladino and Ms. Thornburg. Ms. Thornburg serves as chair of the Audit Committee. Each member of the Audit Committee is an “independent director,” as such term is defined in the rules of The NASDAQ Stock Market LLC. The board of directors has determined that Ann Thornburg is an “audit committee financial expert,” as such term is defined in the regulations promulgated by the Securities and Exchange Commission.
Compensation Committee. See “Item 11—Executive Compensation—Compensation Discussion and Analysis—The Compensation Committee.”
Nominating and Corporate Governance Committee. The purposes of the Nominating and Corporate Governance Committee are to (1) identify individuals qualified to become members of our board of directors, (2) recommend to the board a slate of director nominees to be elected by shareholders, (3) recommend to the board director candidates to be elected by the board to fill any vacancies, (4) recommend directors for appointment to board committees, (5) review and recommend changes to the corporate governance documents of our company and (6) oversee the annual evaluation of the board and the committees thereof and conduct the annual performance evaluation of our chairman. The Nominating and Corporate Governance Committee is also charged with considering any other corporate governance issues that arise from time to time and developing appropriate recommendations for the board. It is authorized to conduct investigations into or studies of matters within the committee’s scope of responsibilities. A copy of the charter of the Nominating and Corporate Governance Committee is available on our website at www.alliedhealthcare.com under “Investors.”
Our Nominating and Corporate Governance Committee consists of Sophia Corona, G. Richard Green, Jeffrey S. Peris and Ann Thornburg. Ms. Thornburg serves as chair of the Nominating and Corporate Governance Committee. All of the members of the Nominating and Corporate Governance Committee are “independent directors,” as such term is defined in the rules of The NASDAQ Stock Market LLC.
Strategic Investment Committee. In June 2009, our board established a Strategic Investment Committee and adopted a charter for the committee. A copy of the charter of the Strategic Investment Committee is available on our website at www.alliedhealthcare.com under “Investors.” The Strategic Investment Committee charter provides that the committee shall be composed of three members, a majority of whom must be “independent directors” under the rules of The NASDAQ Stock Market LLC. Our Strategic Investment Committee consists of Sophia Corona, Wayne Palladino and Alexander (Sandy) Young. Ms. Corona and Mr. Palladino serve as co-chairs of the Strategic Investment Committee.
The purposes of the Strategic Investment Committee are to assist our board of directors in fulfilling its responsibilities to oversee the strategic investment management of our company, to focus the attention of our board on long-range investment objectives for our company and to review and assess strategies to implement such long-range investment objectives.

Director Nominations
Director nominees are recommended to the full board by our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee charter provides that, in recommending the selection of a nominee for director, the Nominating and Corporate Governance Committee shall do so based on such nominee’s business experience and skills, leadership ability, independence, judgment, integrity and ability to commit sufficient time and attention to the activities of our board, as well as the absence of any potential conflicts of interest with our company’s interests and such other considerations as the Nominating and Corporate Governance Committee shall deem appropriate. In addition, the Nominating and Corporate Governance Committee charter provides that the Nominating and Corporate Governance Committee shall, in considering whether to recommend a nominee for director, consider all requirements of applicable laws and regulations, as well as our charter documents, with regard to director qualifications.
The Nominating and Corporate Governance Committee charter provides that the Nominating and Corporate Governance Committee shall establish specific minimum qualifications that must be met by any nominee to be selected or recommended by the Nominating and Corporate Governance Committee and the specific qualities or skills that the Nominating and Corporate Governance Committee may determine from time to time to be necessary for one or more of our directors to possess. The Nominating and Corporate Governance Committee has determined that, in selecting or recommending a nominee, it shall consider, at a minimum, (i) whether the nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the board of director’s oversight of the business and affairs of the company, (ii) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities, and (iii) whether the nominee has any material personal, financial or professional interest in a competitor of the company. In order for the Nominating and Corporate Governance Committee to maintain flexibility in choosing appropriate board candidates, the Nominating and Corporate Governance Committee will not require that nominees meet any other specific or minimum requirements. When evaluating potential director candidates, the Nominating and Corporate Governance Committee will consider, in addition to the minimum requirements set forth above and in addition to those contained in the charter of the Nominating and Corporate Governance Committee, such matters as it deems appropriate, including the candidate’s independence under the rules of The NASDAQ Stock Market LLC. All nominees are expected to be able to commit the time and effort necessary to fulfill their duties and responsibilities as a director.
The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of director nominees submitted by a shareholder. The Nominating and Corporate Governance Committee does not believe that a formal policy is appropriate or necessary given the size and qualifications of the board and the fact that only one shareholder nomination has been made in the last ten years. The Nominating and Corporate Governance Committee intends to review periodically whether a formal policy with regard to shareholder nominations should be adopted.

The Nominating and Corporate Governance Committee will consider proposed nominees whose names are submitted by shareholders. Proposals made by shareholders for nominees at an annual meeting of shareholders must be received by us at our principal executive offices, 245 Park Avenue, New York, New York 10167 (Attn.: Secretary), no later than 120 days prior to the anniversary of the mailing of our proxy statement for use in the previous year’s annual meeting of shareholders. However, if we change our annual meeting date by more than 30 days from the date of the previous annual meeting, the proposal must be received by us at our principal executive offices no later than the close of business on the 10th day following the day on which notice of the date of the upcoming annual meeting is publicly disclosed. Any shareholder proposal to consider a director nominee must include all information relating to the proposed director nominee that would be required to be disclosed in a proxy statement relating to the solicitation of proxies for the election of directors pursuant to Section 14 of the Securities Exchange Act of 1934 and the rules and regulations thereunder. Shareholders nominees will be evaluated in the same manner as nominees submitted by directors, officers and large shareholders.
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
Item 11. Executive Compensation.
Compensation Discussion and Analysis
General
This Compensation Discussion and Analysis addresses the compensation of our “named executive officers.” Our “named executive officers” consist of all individuals who served as our principal executive officer and our principal financial officer during fiscal 2009, as well as each of the other most-highly compensated executive officers of our company whose total annual compensation exceeded $100,000 in fiscal 2009. These individuals are listed in the following table:

Name	Title

Alexander (Sandy) Young	Chief Executive Officer(1)

Paul Weston	Chief Financial Officer (2)

(1)	Mr. Young became our chief executive office in January 2008.

(2)	From 2004 until September 2008, Mr. Weston was our company’s financial director in the United Kingdom. In May 2008, Mr. Weston was appointed the chief financial officer designate of our company and in October 2008 he became the chief financial officer of our company.

The Compensation Committee
Our Compensation Committee reviews and approves overall policy with respect to compensation matters for our executive officers, including compensation plans and employment agreements. The charter for our Compensation Committee was revised and restated by our board of directors in June 2009. A copy of the charter of the Compensation Committee is available on our website at www.alliedhealthcare.com under “Investors.”
Our Compensation Committee consists of Sophia Corona, Mark Hanley and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee.
The charter of the Compensation Committee requires that each member of the Compensation Committee satisfy the definition of “independent director,” as that term is defined in the rules of The NASDAQ Stock Market LLC. Members of the Compensation Committee are appointed by the full board, which makes the determination that a director is an “independent director,” as defined in the NASDAQ rules.
Other than the requirement that they be independent, the charter of the Compensation Committee does not require that members of the Compensation Committee have any special qualifications. However, in appointing Dr. Peris to the Compensation Committee, and as its chairman, the board considered the fact that he has spent over 20 years overseeing human resources at leading global pharmaceutical companies, during which time he was involved in the hiring, compensation, retention and termination of employees of all levels, including senior corporate and divisional executives. Likewise, in appointing Mr. Hanley to the Compensation Committee, the board considered the fact that he served as the president and chief executive officer of two health care service companies and, in such capacities, has been involved in various aspects of executive compensation.
Policy
Our Compensation Committee believes that the compensation for the executive officers of our company should be designed with the objective of attracting, motivating and retaining talented individuals who contribute to the success of our company. The Compensation Committee has used the components of compensation discussed below in an effort to reward executive officers whose performance is essential to our company’s success, both in the near-term and over the long-term, and to encourage their continued service with our company. Our Compensation Committee also reviews individual contributions to our company and the financial performance of our company in determining the compensation to recommend to the board.
Our compensation program is comprised of three elements: (a) base salary; (b) short-term incentive awards in the form of cash bonuses; and (c) a long-term incentive program, which consists principally of stock-based awards in which participants receive an economic benefit only if the trading price of our common stock increases or, in certain cases, if certain specified financial goals set forth in the awards are met by our company.

Base Salary. The Compensation Committee strives to set a fair and competitive base salary for each of the executive officers of our company. The Compensation Committee generally reviews the base salaries of our executive officers on an annual basis, but may do so more frequently (for example, upon a change in position or responsibilities). In considering adjustments to base salary, various factors are considered, including company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and competitive market practice.
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
Long-Term Incentives. The Compensation Committee uses stock-based long-term incentives, such as stock option grants and stock appreciation rights, to align the financial interests of our executive officers with those of our company’s shareholders, to provide that our executive officers have a continuing stake in our long-term success, and to provide executive officers with an incentive to manage our company from the perspective of an owner. We typically grant these stock-based awards with an exercise price equal to the closing price of a share of our company’s common stock on the NASDAQ Global Select Market on the date of grant, so that the executives to whom they are granted will only realize value if the trading price of our shares increase or, in certain cases, if certain specified financial goals set forth in the stock-based awards are met by our company.
Historically, we have granted stock options subject to time-based vesting. However, in fiscal 2008 and fiscal 2009 we awarded our executive officers, as well as our non-executive officers, performance-based option awards that vest wholly or partly only if our company’s financial performance meets certain specified criteria. Performance-based options will only be of value to those awarded the options if our company meets the performance criteria specified in the option grants. As it is increasingly common for stock option plans to include performance-based option awards, we incorporated that component to trigger vesting of the option grants. The terms of the performance-based options that we awarded in fiscal 2008 and fiscal 2009 to our named executive officers are described below under “Compensation of Our Named Executive Officers—Long-Term Incentives—2008 Stock Option Grants” and “Compensation of Our Named Executive Officers—Long-Term Incentives—2009 Stock Option Grants.”

In April 2009 we granted to Mr. Young stock appreciation rights that will be settled in shares of our common stock. The exact amount of shares to be awarded to Mr. Young pursuant to the stock appreciation rights will be dependent on the average growth during the period from October 1, 2009 through September 30, 2011 in sales, earnings per share and earnings before interest, taxes and amortization of our company as compared to the base year ended September 30, 2007. The stock appreciation rights are described in more detail in “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” below. In connection with the negotiation of Mr. Young’s employment agreement, the Compensation Committee determined that a long-term incentive award was an appropriate equity incentive to further align Mr. Young’s interests with those of shareholders, as well as a means to provide Mr. Young with liquidity upon the exercise of such rights. There is no current expectation that a long-term incentive award will be adopted for other executive officers.
No constant criteria or formula is used in determining the amount of a bonus or the number of stock-based awards to grant to our executive officers or in determining the allocation of compensation among salary, bonus and stock-based awards. The Compensation Committee considers compensation in total (base salary, bonus and long-term incentives) for each executive officer. The Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to our company’s success and, based on that determination, recommends to the full board the amount of a bonus and/or the number of stock-based awards to be awarded to executive officers. In determining the bonus amounts for fiscal 2008 and fiscal 2009, the Compensation Committee reviewed the practices of other companies with similar businesses and similar positions in the marketplace that are of like size. In determining whether to make grants of stock-based awards to our executive officers, the Compensation Committee will often review the history of prior grants made to these individuals, the status of the vesting of prior grants and the amounts, if any, that have been or may be realized by these individuals from the prior grants.
We generally pay bonuses shortly after our fiscal year has ended, in conjunction with a review of our company’s performance during that fiscal year. We do not have fixed dates on which we issue stock-based awards. We often issue stock-based awards to executive officers when they are hired or when they assume a new position or take on greater responsibilities. We usually grant stock-based awards outside of the blackout period established under our insider trading policy during which directors and executive officers are forbidden to purchase or sell their shares of our common stock. We do not have a program, plan or practice to coordinate stock-based grants to our executives or any other recipients of stock-based awards with the release of material non-public information.
The Compensation Committee has not historically benchmarked or tied any element of compensation to the performance by our company relative to a peer group or to a broader index, such as the S&P 500 Index, and it did not do so in fiscal 2008 or fiscal 2009.
In addition to the three main elements of compensation, we have traditionally paid for some personal benefits and perquisites of our executive officers. The amounts of the personal benefits and perquisites have traditionally been modest. While the personal benefits and perquisites that we award confer a direct or indirect benefit, often of a personal nature, on our executive officers and are not generally available to all employees, our Compensation Committee and board have determined that there are sound business reasons for awarding them, such as the ability to attract and retain executive officers. For example, as discussed below under the “Summary Compensation Table,” in fiscal 2008 and fiscal 2009 we provided a car allowance to each of our two named executive officers. Our Compensation Committee believes that a car allowance for members of senior management is a standard reimbursement item for similarly-situated companies and is thus a necessary expense to attract and retain executive officers.

Our company pays for a group life insurance policy that covers certain of our employees, including Mr. Young and Mr. Weston. Benefits under the group life insurance policy are payable to the beneficiaries of the covered employees in the event of their death. Our company also pays for a group health insurance policy that covers certain of our employees, including Mr. Young and Mr. Weston. The amount of the premium attributable to coverage of each of Mr. Young and Mr. Weston under the group life insurance policy and under the health insurance policy is de minimus.
Process
Under NASDAQ rules, the compensation of our executive officers must be determined, or recommended to the board for determination, by the Compensation Committee. As a general matter, the Compensation Committee recommends, for full board consideration and approval, the compensation of our executive officers, to the extent not set forth in an executive officer’s employment agreement. The Compensation Committee seeks the input of our chief executive officer in determining the compensation of executive officers other than the chief executive officer to recommend to the full board. While the Compensation Committee also seeks input from the chief executive officer on what he believes is an appropriate salary for himself, the Compensation Committee determines in its discretion, at a meeting of the committee at which no members of management are present, the amount of chief executive officer compensation to recommend to the full board.
The Compensation Committee was in session during each of the formal meetings of our company’s board of directors during the fiscal year ended September 30, 2009. The Compensation Committee also held four formal meetings during fiscal 2009; it did not act by unanimous written consent during that period. The members of the Compensation Committee held numerous informal meetings (consisting generally of telephone conference calls) among themselves during fiscal 2009. Mr. Young’s employment agreement was approved by the full board in January 2008 and the issuance of his stock appreciation rights was approved by the full board in April 2009. Prior to the approval of Mr. Young’s employment agreement and the issuance of his stock appreciation rights, the members of the Compensation Committee had spent considerable time in negotiating Mr. Young’s employment agreement and his stock appreciation rights, so that by the time the full board approved the employment agreement and the stock appreciation rights they bore the imprimatur of the Compensation Committee. Mr. Young’s employment agreement and his stock appreciation rights are described below under “Employment Agreements; Potential Payments upon Termination or Change-in-Control.”
At the four formal meetings of the Compensation Committee that were held in fiscal 2009, no individuals other than the members of the Compensation Committee were present. However, during its informal meetings that it held throughout fiscal 2009, advisors were sometimes present when executive compensation was discussed.

We retained Towers Perrin, a leading compensation consultant with expertise in healthcare services industry compensation practices, to assist us in structuring Mr. Young’s compensation. Towers Perrin provided a third-party perspective based on their extensive knowledge of the healthcare services industry and it advised the Compensation Committee of developments in the design of compensation programs. At the Compensation Committee’s discretion, Towers Perrin may be asked to attend and participate in Compensation Committee meetings that deal with executive pay matters.
To the knowledge of the members of the Compensation Committee, no member of management retained a compensation consultant on his behalf during fiscal 2009.
Compensation of our Named Executive Officers
This section discusses the amount of each element of compensation paid to our named executive officers in respect of fiscal 2009.
Base Salary. The base salaries for fiscal 2009 for Alexander (Sandy) Young, who has served as chief executive officer of our company since January 2008, and Paul Weston, who served as chief financial officer designate from May 2008 until September 2008 and as chief financial officer since October 2008, were approved by the full board, upon the recommendation of the Compensation Committee. In the case of Mr. Young, his base salary was negotiated and memorialized in the employment agreement that he entered into in January 2008 when he became our chief executive officer. Mr. Weston received an increase in base salary when he was appointed as chief financial officer designate in May 2008 and a subsequent increase in January 2009 as part of the annual salary increase.
Bonus. The Compensation Committee recommended to the board of directors that Mr. Young be paid a bonus of £65,000 ($128,252) in respect of our 2008 fiscal year and £86,520 ($134,244) in respect of our 2009 fiscal year and that Mr. Weston be paid a bonus of £44,000 ($86,816) in respect of our 2008 fiscal year and £55,878 ($86,700) in respect of our 2009 fiscal year. The non-employee members of the board of directors approved the recommendations of the Compensation Committee.
In determining the bonuses to recommend in respect of our 2008 fiscal year, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Mr. Young and Mr. Weston had performed their duties well and achieved a smooth transition of responsibilities from their respective predecessors. In determining the bonuses to recommend in respect of our 2009 fiscal year, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Mr. Young continued to lead our company in a manner approved by the board and had improved our operations by, among other things, implementing actions to accelerate growth, and that Mr. Weston had continued to provide solid financial leadership to our company and continued to be a critical executive in driving the Company’ s growth.

Long-Term Incentives—2008 Stock Option Grants. During fiscal 2008, we granted the following options to purchase shares of our common stock under our 2002 Stock Option Plan to our named executive officers as compensation in respect of our 2008 fiscal year, all of which have time-based vesting and performance-based vesting: (1) 200,000 to Mr. Young, and (2) 80,000 to Mr. Weston. The exercise price of Mr. Young’s options is $2.11 per share and the exercise price of Mr. Weston’s options is $2.01 per share (in each case, the closing price of a share of our common stock on the date of grant). Each of the options has a ten-year term.
Mr. Young’s options were granted pursuant to the employment agreement with our company that he entered into in January 2008. The terms of Mr. Young’s options were finalized in April 2009. The options will vest in full on September 30, 2011, subject to the satisfaction by our company of certain performance criteria. The performance criteria for Mr. Young’s options are the same as the performance criteria for his stock appreciation rights, which are described below under “Long-Term Incentives—Stock Appreciation Rights.”
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
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 10% or more but less than 15%, then 25% of the options will vest; and
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by less than 10%, then none of the options will vest.
On the date of filing of this Form 10-K, 20,000 of the 2008 options granted to Mr. Weston will vest.
Long-Term Incentives—2009 Stock Option Grants. During fiscal 2009, we granted Mr. Weston options to purchase 80,000 shares of our common stock under our 2002 Stock Option Plan as compensation in respect of our 2009 fiscal year. These options have both time-based vesting and performance-based vesting. We did not grant Mr. Young any options in fiscal 2009 (although, as described above under “Long-Term Incentives—2008 Stock Option Grants,” we finalized the terms of Mr. Young’s fiscal 2008 option grants in April 2009). The exercise price of Mr. Weston’s options is $2.12 per share (the closing price of a share of our common stock on the date of grant). The options have a ten-year term.

Of the 80,000 shares underlying the options granted to Mr. Weston in fiscal 2009, 48,000 are denominated “Performance Based Shares” and 32,000 are denominated Non-Performance Based Shares.” Twenty five percent (25%) of the Performance Based Shares will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2010 with the Securities and Exchange Commission, 25% of the Performance Based Shares will vest on June 17, 2011 and 50% of the Performance Based Shares will vest on June 17, 2012. In addition to, and not in lieu of these time-based vesting requirements, the Performance Based Shares are subject to performance-based vesting requirements as follows:
• if our earnings before interest, taxes and amortization (“EBITA”) for fiscal 2010 exceeds our EBITA for fiscal 2009 by 30% or more, then all of the Performance Based Shares will vest;
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by 25% or more but less than 30%, then 50% of the Performance Based Shares will vest;
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by 20% or more but less than 25%, then 25% of the Performance Based Shares will vest; and
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by less than 20%, then none of the Performance Based Shares will vest.
With respect to the Non-Performance Based Shares granted to Mr. Weston:
• 25% will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2010 with the Securities and Exchange Commission;
• 25% will vest on June 17, 2011; and
• 50% will vest on June 17, 2012.
Long-Term Incentives—Stock Appreciation Rights. In our employment agreement with Mr. Young, we agreed to grant to him (in addition to stock options) a long-term incentive award. In April 2009, our board of directors, upon the recommendation of the Compensation Committee, made a grant of 566,135 stock appreciation rights to Mr. Young. The stock appreciation rights will vest on September 30, 2011 and will be settled in shares of common stock of our company. The exact amount of stock appreciation rights to be awarded to Mr. Young is dependent on the average growth of our company during the period from October 1, 2009 through September 30, 2011 in each of three areas: (1) sales, (2) earnings per share and (3) EBITA, in each case as compared to the base year ended September 30, 2007. However, the potential maximum value of the stock appreciation rights (when aggregated with the value of the vested portion of the option to purchase 200,000 shares of our common stock held by Mr. Young) will be capped at £3,000,000. The stock appreciation rights are described in more detail in “Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”

Personal Benefits and Perquisites. Our company has traditionally paid a relatively modest amount to our named executive officers by way of personal benefits and perquisites. For each of our two named executive officers, we paid a car allowance in fiscal 2008 ($17,060 in the case of Mr. Young and $7,399 in the case of Mr. Weston) and fiscal 2009 ($18,619 in the case of Mr. Young and $13,964 in the case of Mr. Weston). We also contributed $44,781 and $19,114, respectively, to Mr. Young’s and Mr. Weston’s U.K.-based private pension fund in fiscal 2008 and $49,731 and $33,700, respectively, in fiscal 2009. The contribution to Mr. Young’s and Mr. Weston’s private pension fund was made pursuant to the terms of their respective employment agreements.
Potential Payments upon Termination or Change-in-Control
As discussed more fully below under “Employment Agreements; Potential Payments Upon Termination or Change-in-Control,” we have entered into employment agreements with each of Mr. Young and Mr. Weston. The decisions to enter into employment agreements and the terms of those agreements were based on our company’s need to attract and retain executives responsible for the long-term growth of our company.
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
Section 162(m) of the Internal Revenue Code denies a deduction to any publicly-held corporation for compensation paid to certain covered employees in a taxable year to the extent that compensation exceeds $1,000,000 for the covered employee. Under Section 162(m), certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result of this exclusion, stock options granted under our 2002 Stock Option Plan are not subject to the limitations of Section 162(m). However, since our board retains discretion over cash bonuses, those bonuses do not qualify for the exemption for performance-based compensation. Since none of our executive officers had compensation in excess of $1,000,000 that was subject to Section 162(m) limitations in fiscal 2009, Section 162(m) was not applicable.

We make decisions about the grant of stock options based partly on the accounting treatment they receive under the accounting guidance for stock compensation. This guidance requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The effect of this guidance is to reduce our reported profits by the cost of our stock-based awards. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion of the assumptions made in determining the grant-date fair value.
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
Compensation Committee Report
The information contained in this Compensation Committee Report shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The Compensation Committee
Sophia Corona
Mark Hanley
Jeffrey S. Peris
Executive Compensation
Summary Compensation Table
The following table summarizes all compensation earned by or paid to our named executive officers in fiscal 2009 and fiscal 2008. None of the individuals named in the table below served as an executive officer of our company in fiscal 2007; therefore, compensation for fiscal 2007 for these individuals is not included in the table below.

				Option
				Awards
				(including
				Stock
Name and				Appreciation		All Other
Principal	Fiscal	Salary	Bonus	Rights)		Compensation		Total
Position(s)	Year	($)	($)	($)(3)		($)		($)
Alexander (Sandy) Young,	2009	$333,167	$134,244	$—	(4)	$68,350	(6)(7)	$535,761
Chief Executive Officer(1)	2008	$298,545	$128,252	—	(5)	$61,842	(6)(7)	$488,639

Paul Weston,	2009	$245,909	$86,700	$36,340		$47,664	(7)(8)	$416,613
Chief Financial Officer(2)	2008	$127,429	$86,816	$93,185		$26,514	(7)(8)	$333,944

(1)	Mr. Young became our chief executive office in January 2008.

(2)	From 2004 until September 2008, Mr. Weston was our company’s financial director in the United Kingdom. In May 2008, Mr. Weston was appointed the chief financial officer designate of our company and in October 2008 he became the chief financial officer of our company.

(3)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions). They do not reflect compensation actually received by the named executive officers. The amounts shown in this column have been calculated in accordance with the accounting guidance for option awards. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options or stock appreciation rights issued to him will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options or the stock appreciation rights are sold over the exercise price of the options or the base price of the stock appreciation rights, less any transaction costs. The grant date fair market value of the stock options granted in fiscal 2009 is shown in the Grant of Plan-Based Awards table below.

(4)	We did not recognize a compensation cost associated with the 200,000 options awarded during fiscal 2008 and the 566,135 stock appreciation rights awarded during fiscal 2009 to Mr. Young pursuant to his employment agreement, as we estimated that none of the performance measures will be achieved. A change in the estimate of the performance measures vesting could result in the company incurring stock compensation cost over a period through September 30, 2011.

(5)	We did not recognize a compensation cost associated with the 200,000 options awarded during fiscal 2008 to Mr. Young pursuant to his employment agreement. Because the criteria for a grant date for these options had not been established as of the end of our 2008 fiscal year, they were not considered granted for accounting purposes.

(6)	In fiscal 2009, represents payment for a car allowance of $18,619 and payments of $49,731 toward Mr. Young’s U.K.-based private pension fund. In fiscal 2008, represents payment for a car allowance of $17,060 and payments of $44,782 towards Mr. Young’s U.K.- based private pension fund.

(7)	Our company pays for a group life insurance policy that covers certain of our employees, including the named executive officer, and is payable to the beneficiaries of the covered employees in the event of their death. Our company also pays for a group health insurance policy that covers certain of our employees, including the named executive officers. The amount listed in the “All Other Compensation” column does not include premiums in a de minimus amount that are attributable to the coverage of the named executive officer under such group life insurance policy or such group health insurance policy.

(8)	In fiscal 2009, represents payment for a car allowance of $13,964 and payments of $33,700 towards Mr. Weston’s U.K.- based private pension fund. In fiscal 2008, represents payment for a car allowance of $7,399 and payments of $19,115 towards Mr. Weston’s U.K.- based private pension fund.
Grants of Plan-Based Awards
The following table summarizes the options that our company granted to our named executive officers during fiscal 2009. All options listed in the table were granted under our 2002 Stock Option Plan.

									Exercise
			Estimated Future Payouts						or Base	Grant Date
			under Equity						Price of	Fair Value
			Incentive Plan Awards						Option	of Stock
	Grant		Threshold		Target		Maximum		Awards	and Option
Name	Date		(#)		(#)		(#)		($/Sh)	Awards(4)
Alexander (Sandy) Young		(1)	0	(1)		(1)	200,000	(1)	$2.11	$119,980	(1)
	4/21/09		0	(2)		(2)	566,135	(2)	$1.51	$274,695	(2)
Paul Weston	6/17/09		32,000	(3)		(3)	80,000	(3)	$2.12	$88,016

(1)	In February 2008, Mr. Young was awarded options to purchase up to 200,000 shares of our common stock. The terms of these options were finalized in April 2009. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” below for a description of the options granted to Mr. Young. Since, under the accounting guidance, the criteria for a grant date for the stock options issued to Mr. Young had not been established as of the completion of our 2008 fiscal year, the grant date fair value of these awards was not determined as of September 30, 2008. The grant date fair market value of these awards that is provided in the table is the value determined as of April 21, 2009.

(2)	In our employment agreement with Mr. Young, we agreed to grant to him (in addition to stock options) a long-term incentive award. In April 2009, our board of directors, upon the recommendation of the Compensation Committee, made a grant of 566,135 stock appreciation rights to Mr. Young. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” below for a description of the stock appreciation rights granted to Mr. Young.

(3)	Of the 80,000 shares underlying the options granted to Mr. Weston in fiscal 2009, 48,000 are denominated “Performance Based Shares” and 32,000 are denominated “Non-Performance Based Shares.” Twenty five percent (25%) of the Performance Based Shares will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2010 with the Securities and Exchange Commission, 25% of the Performance Based Shares will vest on June 17, 2011 and 50% of the Performance Based Shares will vest on June 17, 2012. In addition to, and not in lieu of these time-based vesting requirements, the Performance Based Shares are subject to performance-based vesting requirements as follows:
• if our earnings before interest, taxes and amortization (“EBITA”) for fiscal 2010 exceeds our EBITA for fiscal 2009 by 30% or more, then all of the Performance Based Shares will vest;
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by 25% or more but less than 30%, then 50% of the Performance Based Shares will vest;
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by 20% or more but less than 25%, then 25% of the Performance Based Shares will vest; and
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by less than 20%, then none of the Performance Based Shares will vest.
With respect to the Non-Performance Based Shares granted to Mr. Weston:
• 25% will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2010 with the Securities and Exchange Commission;
• 25% will vest on June 17, 2011; and
• 50% will vest on June 17, 2012.

(4)	The amounts shown in this column represent the full grant date value of each equity award computed in accordance with the accounting guidance for stock compensation. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options or stock appreciation rights issued to him will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options or stock appreciation rights are sold over the exercise price of the options or the base price of the stock appreciation rights, less any transaction costs.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the outstanding options held by our named executive officers at September 30, 2009.

	Option Awards
				Equity
				Incentive
				Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option
	Options	Options		Unearned		Exercise	Option
	(#)	(#)		Options		Price	Expiration
Name	Exercisable	Unexercisable		(#)		($)	Date
Alexander (Sandy) Young	—	—		200,000	(1)	$2.11	2/6/2015	(5)
	—	—		566,135	(2)	1.51
Paul Weston	12,000	—		—		$6.20	3/23/2015
	10,000	—		—		5.65	9/30/2015
	60,000	—		—		1.92	10/16/2016
	—	20,000	(3)	60,000	(3)	2.01	5/14/2018
	—	32,000		48,000	(4)	2.12	6/17/2019

(1)	Represents options to purchase 200,000 shares of our common stock. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” for a description of these options.

(2)	Represents stock appreciation rights to purchase up to 566,135 shares of our common stock. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” for a description of these stock appreciation rights. The potential maximum value of the stock appreciation rights (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $4.8 million at the closing exchange rate at September 30, 2009).

(3)	In May 2008, Mr. Weston was granted 80,000 options. The terms of these options provide that 25% will vest on the date that our company files this Annual Report on Form 10-K with the Securities and Exchange Commission, 25% will vest on May 14, 2010 and 50% will vest on May 14, 2011. In addition to, and not in lieu of these time-based vesting requirements, the options are subject to the following performance-based vesting requirements:
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 20% or more, then all of the options will vest;
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 15% or more but less than 20%, then 50% of the options will vest;
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by 10% or more but less than 15%, then 25% of the options will vest; and
• if our EBITDA for fiscal 2009 exceeds our EBITDA for fiscal 2008 by less than 10%, then none of the options will vest.

Since our EBITDA for fiscal 2009 exceeded our EBITDA for fiscal 2008 by 20% or more, 25% (or 20,000) of the options will vest on the date that we file this Annual Report on Form 10-K with the Securities and Exchange Commission.

(4)	The terms of these options are described in the footnotes to the “Grant of Plan Based Awards” table above.

(5)	If earned, the shares of common stock underlying the stock appreciation rights will be paid to Mr. Young as soon as practicable after September 30, 2011.
Exercise of Options During Fiscal 2009
None of our named executive officers exercised any options of our company held by them in our fiscal year ended September 30, 2009.
Employment Agreements; Potential Payments
Upon Termination or Change-in-Control
Chief Executive Officer
In January 2008, we entered into an employment agreement with Alexander Young, our chief executive officer. Pursuant to his employment agreement, Mr. Young serves as the chief executive officer of our company at a salary of £216,300 per annum (approximately $344,400 at the closing exchange rate at September 30, 2009), subject to annual review by the Compensation Committee, and as a director of our company. Mr. Young’s employment agreement provides that it shall continue until terminated by either party giving the other party no less than 12 month’s prior written notice. In addition, the employment agreement automatically terminates on Mr. Young’s 65th birthday. Pursuant to his employment agreement:
•	we awarded Mr. Young 200,000 stock options in February 2008;
•	we granted Mr. Young 566,135 stock appreciation rights in April 2009, the terms of which are described below;
•	we provide Mr. Young with a car allowance; and
•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
In April 2009, our board of directors, upon the recommendation of our Compensation Committee, made a grant of 566,135 stock appreciation rights to Mr. Young. The stock appreciation rights represent the right to receive a payment, in shares of our common stock, equal to the product of (a) the number of stock appreciation rights granted that vest and (b) the excess of (i) the closing sale price of a share of our common stock on the date that the stock appreciation rights are settled over (ii) the base price of $1.51 (the closing price of a share of our common stock on NASDAQ on April 21, 2009, the date that the stock appreciation rights were granted to Mr. Young).

The stock appreciation rights are subject to both time vesting and performance vesting.
Time Vesting. The stock appreciation rights generally will not vest if Mr. Young’s employment with our company is terminated prior to January 14, 2011, the third anniversary of the date he became our chief executive officer. However, if Mr. Young’s employment terminates because of his death or disability, he shall become vested in the stock appreciation rights to the extent determined by the Compensation Committee. The Compensation Committee’s determination shall be made by multiplying that portion of the stock appreciation rights that are deemed potentially to have vested by reason of satisfaction of the applicable performance levels by a fraction, the numerator of which is the number of completed months elapsed since October 1, 2007 through the date of termination of employment and the denominator of which is 48.
In addition, in the event of a “change of control” (as defined in the stock appreciation rights agreement), the stock appreciation rights will become immediately vested to the same extent provided in the previous paragraph and shall be exercisable for a period of 30 days after the change of control. If Mr. Young’s employment with our company is terminated for reasons that the Compensation Committee determines constitutes “cause” (as defined in the stock appreciation rights agreement), the stock appreciation rights will be forfeited, without regard to whether they have become vested.
Performance Vesting. The determination of whether the stock appreciation rights have vested will be made as soon as practicable after the fiscal year ending September 30, 2011 and will be based on the achievement of the performance measures set forth in the stock appreciation rights agreement with Mr. Young. The stock appreciation rights agreement establishes a threshold, base and stretch level of improvement (in percentage terms) in growth in each of sales, earnings per share and EBITA during the period from October 1, 2009 through September 30, 2011 as compared to the base year ended September 30, 2007 and provides that the amount of stock appreciation rights that will vest will be dependent on whether the threshold, base and stretch levels have been met in each performance measure. The determination of vesting attributable to each performance measure shall be independent from the other performance measures. A performance below threshold in one performance measure does not preclude vesting under any other performance measure.
If the actual results for any performance measure fall between the threshold and the base, or between the base and the stretch, vesting of the stock appreciation rights will be prorated.
The stock appreciation rights agreement with Mr. Young provides that the potential maximum value of the stock appreciation rights (when aggregated with the value of the vested portion of the option to purchase 200,000 shares of our company common stock held by Mr. Young) is £3 million. If the total value of the stock appreciation rights and the value of the vested portion of Mr. Young’s options exceeds £3 million, then the base price of $1.51 for the stock appreciation rights will be increased so that the total value is equal to £3 million.

In April 2009, in addition to the grant of the stock appreciation rights, our board of directors, upon the recommendation of our Compensation Committee, finalized the performance-based vesting conditions of the 200,000 options to purchase shares of common stock of the company held by Mr. Young. These options had been granted in February 2008 at an exercise price of $2.11 per share. The vesting of the stock options will be subject to vesting in the same manner as the stock appreciation rights.
Mr. Young’s employment agreement does not provide for payments to be made to him at, following or in connection with a change of control of our company. In lieu of the 12 month’s prior written notice of termination, our employment agreement with Mr. Young provides that we may terminate the employment agreement at any time by making a payment to Mr. Young equal to his salary for the notice period (or, if applicable, the remainder of the notice period) and the cost to us of providing Mr. Young with his health insurance, car allowance and contribution to his U.K.-based private pension fund for the notice period (or, if applicable, the remainder of the notice period). The following table illustrates that benefits that Mr. Young would have been entitled to receive pursuant to this employment agreement, assuming (i) our company terminated his employment on September 30, 2009, and (ii) we chose to pay his salary and benefits in one lump sum, rather than provide him with 12 months notice of termination:

Severance payment in lieu of salary	$344,400

Severance payment in lieu of health insurance	$3,463

Severance payment in lieu of car allowance	$19,106

Severance payment in lieu of payment towards U.K.-based private pension fund	$51,659

Total:	$418,628	(1)

(1)	Represents a single payment.
Chief Financial Officer
In May 2008 we entered into an employment agreement with Paul Weston, who was then serving as our chief financial officer designate. Mr. Weston became our chief financial officer in October 2008. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £159,650 (approximately $254,200 at the closing exchange rate at September 30, 2009). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. In the event that Mr. Weston’s employment had been terminated on September 30, 2009 due to an acquisition, we would have been required to pay him $254,200 in a single lump sum payment.

Director Compensation
The following table summarizes the compensation paid to our directors during fiscal 2009.
Director Compensation Table for Fiscal 2009

	Fees Earned
	or Paid in	Option
	Cash	Awards	Total
Name (1)(2)	($)	($)(5)(6)	($)
Sophia Corona	$53,083	$64,071	$117,154

G. Richard Green	$45,000	$60,541	$105,541

Mark Hanley(3)	$31,542	$21,180	$52,722

Wayne Palladino	$48,083	$64,071	$112,154

Jeffrey S. Peris	$76,500	$79,913	$156,413

Ann Thornburg	$60,000	$78,148	$138,148

Mark Tompkins(4)	$59,750	$28,201	$87,951

(1)	Alexander (Sandy) Young, who has served as a director of our company since January 2008, is not included in this table because he is an employee of our company who received no additional compensation for services as a director. The compensation received by Mr. Young as an employee of our company during fiscal 2009 is reflected in the Summary Compensation Table.

(2)	Except as otherwise indicated, each individual named below served as a director of our company for all of fiscal 2009.

(3)	Mark Hanley joined our board of directors on January 29, 2009.

(4)	Mark Tompkins resigned from our board of directors effective as of June 8, 2009.

(5)	The amounts in this column show the amount of compensation cost recognized for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions). The amounts shown represent the grant date fair value of the option, computed in accordance with the accounting guidance for stock compensation. The amounts shown do not reflect compensation actually received by the named directors. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2009 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that a director will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.

(6)	As of September 30, 2009, each director listed in the table above had the option awards outstanding set forth below:
•	Sophia Corona: 220,000

•	G. Richard Green: 222,000

•	Mark Hanley: 60,000

•	Wayne Palladino: 241,000

•	Jeffrey S. Peris: 299,000

•	Ann Thornburg: 275,000

•	Mark Tompkins: 100,000
Director Compensation — General
We use a combination of cash and stock option grants to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, our board considers the amount of time that directors expend in fulfilling their duties, as well as the expertise that the board members bring to our company.
Cash Compensation
We do not pay directors who are employees of our company additional cash compensation for their services as a director. Our cash compensation program for non-employee directors is as follows:
•	each non-employee director is entitled to an annual retainer of $30,000 per year;
•	each non-employee director who is a member of our Audit Committee, our Compensation Committee or our Nominating and Corporate Governance Committee (other than the chairpersons) is entitled to receive an additional $5,000 per year for service on those committees;
•	the chairperson of our Audit Committee and our Nominating and Corporate Governance Committee, is entitled to receive $20,000 per year for serving as such, which amount is in addition to the $30,000 annual retainer paid to non-employee directors;
•	the co-chairpersons of the Strategic Investment Committee are each entitled to receive $10,000 per year for serving as such, which amounts are in addition to the $30,000 annual retainer paid to all non-employee directors;
•	the non-executive chairman of the board is entitled to receive $100,000 per year (which amount includes the $30,000 annual retainer paid to all non-employee directors) Our non-executive chairman of the board also serves as the chairperson of our Compensation Committee, but he does not receive additional remuneration for serving as such.

In addition, in June 2009 the board approved a one-time payment of $10,000 to each non-employee member of the board in recognition of the unusual and extraordinary services that had been performed by such individuals for the benefit of our company over the previous year.
We make payments to our directors of the amounts to which they are entitled on a quarterly basis.
Equity-Based Compensation
In order to ensure that directors have an ownership interest aligned with our shareholders, our board has granted to non-employee directors options to purchase shares of our common stock. In connection with its periodic review of director compensation, in June 2009 our board granted options to purchase 60,000 shares of our common stock at a price of $2.12 per share (the closing price of a share of our common stock on the date of grant) to each non-employee director. In connection with this grant of options, the chairperson of both our Audit Committee and our Nominating and Corporate Governance Committee received options to purchase an additional 15,000 shares of our common stock, our chairman, who also serves as the chairman of our Compensation Committee, received options to purchase an additional 20,000 shares of our common stock, and the co-chairs of our Strategic Investment Committee each received options to purchase an additional 10,000 shares of our common stock. Accordingly, in June 2009 we issued options to purchase an aggregate of 415,000 shares of our common stock to our non-employee directors.
The equity-based compensation that we pay to our chief executive officer, who is also a director of our company, is discussed above under “Executive Compensation” and “Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
Our board anticipates that it will review board compensation annually in conjunction with the board’s review of executive officer salaries and benefits.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Sophia Corona, Mark Hanley and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee. Ms. Corona and Dr. Peris served on our Compensation Committee throughout fiscal 2009. Mr. Hanley was appointed to the Compensation Committee in June 2009. From the beginning of our 2009 fiscal year until June 2009, G. Richard Green was a member of the Compensation Committee. Except for Mr. Hanley, who served from 1995 to 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited, none of Ms. Corona or Messrs. Green, Hanley or Peris has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2009 that requires disclosure under the rules of the Securities and Exchange Commission. In addition, during fiscal 2009, no executive officer of our company served as either a director or a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our company’s Compensation Committee or board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of November 30, 2009 (the “Determination Date”) (except as noted in the footnotes below) by (1) each director of our company, (2) each current named executive officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records. To our knowledge, except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as set forth below, the address of each of the following holders of shares of our common stock is c/o Allied Healthcare International Inc., 245 Park Avenue, New York, New York 10167.

	Number of
	Shares of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name	Owned		Owned(1)
Alexander (Sandy) Young	116,839	(2)	*
Paul Weston	102,000	(3)	*
Sophia Corona	105,000	(4)	*
G. Richard Green	197,354	(5)	*
Mark Hanley	15,000	(6)	*
Wayne Palladino	132,164	(7)	*
Jeffrey S. Peris	153,500	(8)	*
Ann Thornburg	131,250	(9)	*
All current executive officers and directors as a group (8 persons)	953,107	(10)	2.1%

*	Less than 1%.

(1)	As of the Determination Date, there were 45,136,229 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of the Determination Date, but that no other shareholders have exercised the options held by them.

(2)	Does not include 200,000 shares subject to options and 566,135 stock appreciation rights held by Mr. Young that are not exercisable within 60 days of the Determination Date.

(3)	Consists of 102,000 shares subject to options held by Mr. Weston that are exercisable within 60 days of the Determination Date. Does not include 140,000 shares subject to options held by Mr. Weston that are not exercisable within 60 days of the Determination Date.

(4)	Consists of 105,000 shares subject to options held by Ms. Corona that are exercisable within 60 days of the Determination Date. Does not include 115,000 shares subject to options held by Ms. Corona that are not exercisable within 60 days of the Determination Date.

(5)	Consists of 3,000 shares of common stock held by Mr. Green, 57,995 shares of common stock held jointly by Mr. Green and his wife, 19,259 shares of common stock held by Orion Nominees Limited, an affiliate of Mr. Green, 114,500 shares subject to options held by Mr. Green that are exercisable within 60 days of the Determination Date and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership. Mr. Green has shared voting and shared dispositive power over the shares of common stock held jointly by him and his wife and sole voting and sole dispositive power over the shares of common stock held by Orion Nominees Limited. Does not include an additional 107,500 shares subject to options held by Mr. Green that are not exercisable within 60 days of the Determination Date.

(6)	Consists of 15,000 shares subject to options held by Mr. Hanley that are exercisable within 60 days of the Determination Date. Does not include 45,000 shares subject to options held by Mr. Hanley that are not exercisable within 60 days of the Determination Date.

(7)	Consists of 5,914 shares of common stock held by Mr. Palladino, 250 shares held jointly by Mr. Palladino and his wife and 126,000 shares subject to options that are exercisable within 60 days of the Determination Date. Does not include an additional 115,000 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of the Determination Date.

(8)	Consists of 2,000 shares of common stock held by Marjon Repjel, LP and 151,500 shares subject to options held by Dr. Peris that are exercisable within 60 days of the Determination Date. Dr. Peris has shared voting and shared dispositive power over the shares of common stock held by Marjon Repjel, LP with his wife. Does not include an additional 147,500 shares subject to options held by Dr. Peris that are not exercisable within 60 days of the Determination Date.

(9)	Consists of 131,250 shares subject to options held by Ms. Thornburg that are exercisable within 60 days of the Determination Date. Does not include 143,750 shares subject to options held by Ms. Thornburg that are not exercisable within 60 days of the Determination Date.

(10)	Includes an aggregate of 745,250 shares subject to options held by our executive officers and directors that are exercisable within 60 days of the Determination Date and 2,600 shares owned of record by Mr. Green’s wife, as to which Mr. Green disclaims beneficial ownership.

Equity Compensation Plan Information
The following table sets forth certain information as of September 30, 2009 regarding compensation plans under which equity securities of our company are authorized for issuance:
Equity Compensation Plan Information

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	2,991,334		$2.22	2,431,624
Equity compensation plans not approved by shareholders	566,135	(1)	$1.51	—

Total	3,557,469		$2.11	2,431,624

(1)	The securities covered by the equity compensation plan that has not been approved by our shareholders consist of the stock appreciation rights granted in April 2009 to our chief executive officer. For a description of the stock appreciation rights, see “Item 11—Executive Compensation—Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
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
Under its charter, the Audit Committee has the responsibility of reviewing related party transactions (other than executive and director compensation) between our company and our officers, directors, key employees and any of their affiliates. Notwithstanding the foregoing, in some cases (such as executive compensation arrangements), the full board has approved the related party transaction. In addition, as a general matter, the Compensation Committee recommends, for full board consideration and approval, the compensation of our executive officers, to the extent not set forth in an executive officer’s employment agreement.
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
Director Independence
Our board of directors has determined that Sophia Corona, G. Richard Green, Mark Hanley, Wayne Palladino, Jeffery A. Peris and Ann Thornburg are “independent directors,” as such term is defined in the rules of The NASDAQ Stock Market LLC. The only current member of our board of directors who is not independent is Alexander (Sandy) Young, who serves an executive officer of our company.
All of the members of each of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee are “independent directors,” as such term is defined in the rules of The NASDAQ Stock Market LLC. The members of our Audit Committee also satisfy the requirements for independence imposed upon audit committee members by Rule 10A-3 promulgated under the Securities Exchange Act of 1934 by the Securities and Exchange Commission.
The NASDAQ rules for independent directors provide, among other things, that a director cannot be considered independent if he or she has been employed by the issuer in the past three years. In considering whether Mr. Palladino qualifies as an “independent director” under the NASDAQ rules, our board of directors considered the fact that he served from February 1991 until August 2000 as an officer of our company in various positions (including chief financial officer). In considering whether Mr. Hanley qualifies as an “independent director” under the NASDAQ rules, our board of directors considered the fact that he served from 1995 to 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited.

Item 14. Principal Accountant Fees and Services.
Audit and Other Fees During Fiscal 2009 and Fiscal 2008
The following table sets forth the fees for professional services provided by our independent auditor in respect of our fiscal years ended September 30, 2009 and September 30, 2008 for various audit and other services. Our independent auditor for those fiscal years was Eisner LLP.

	Fiscal 2009	Fiscal 2008

Audit fees	$764,000	$764,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—
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
Pre-Approval Policy
The charter of the Audit Committee was adopted by the board of directors in May 2007. The charter of the Audit Committee provides that the Audit Committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the “de minimus exception”) for non-audit services that are permitted by Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit.
We did not incur audit-related fees, tax fees or other fees during fiscal 2009 or fiscal 2008 from services provided to us by our independent auditor for those periods. Accordingly, no non-audit services provided by our independent auditor were approved by the Audit Committee after the fact in reliance upon the de minimus exception.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:

Page
(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — September 30, 2009 and 2008	F-3

Consolidated Statements of Operations — for the years ended September 30, 2009, 2008 and 2007	F-4

Consolidated Statements of Changes in Shareholders’ Equity — for the years ended September 30, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows — for the years ended September 30, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

(2) Consolidated Financial Statement Schedules:

Schedule I — Condensed Financial Information	S-1

Schedule II — Valuation and Qualifying Accounts	S-5

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

Exhibit
Number	Title

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

Exhibit
Number	Title

3.12
Certificate of Amendment to Certificate of Incorporation of Allied Healthcare International Inc., as filed with the Department of State of the State of New York on April 2, 2009 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009; File No. 001-11570).

3.13
Restated Bylaws of Transworld Home Healthcare, Inc. (now known as Allied Healthcare International Inc.) (incorporated herein by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended October 31, 1996; File No. 000-20918).

3.14
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

4.2
Rights Agreement, dated as of April 2, 2009, between Allied Healthcare International Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009; File No. 001-11570).

10.1
Form of Indemnity Agreement for officers and directors (incorporated herein by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008; File No. 001-11570).

10.2A
Amended and Restated Employment Agreement, dated October 16, 2006, between Allied Healthcare International Inc. and Sarah Eames (incorporated herein by reference to Exhibit 10.4E of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.2B
Transitional Services Agreement, dated January 14, 2008, between Allied Healthcare International Inc. and Sarah L. Eames (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008; File No. 001-11570).

10.3
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

10.4
2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002; File No. 333-87304).

Exhibit
Number	Title

10.5A
Employment Agreement, dated July 31, 2006, between Allied Healthcare Group Limited and David Moffatt (incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006; File No. 001-11570).

10.5B
Leaving Agreement, executed by Allied Healthcare Group Limited on October 1, 2008, between Allied Healthcare Group Limited and David Moffatt (incorporated herein by reference to Exhibit 10.7B of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008; File No. 001-11570).

10.6
Executive Service Agreement, dated December 22, 2007, between Allied Healthcare International Inc. and Alexander Young, but executed by Allied Healthcare International Inc. on January 8, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008; File No. 001-11570).

10.7
Employment Agreement, dated May 1, 2008, between Allied Healthcare Group Limited and Paul Weston (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008; File No. 001-11570).

10.8
Stock Appreciation Rights Agreement, entered into effective as of April 21, 2009, between Allied Healthcare International Inc. and Alexander Young (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; File No. 001-11570).

11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

14.1	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003; File No. 001-11570).

14.2 (1)	Allied Healthcare International Inc. Supplemental Code of Conduct.

Exhibit
Number		Title

21	(1)	Subsidiaries of Allied Healthcare International Inc.

23	(1)	Consent of Eisner LLP, independent registered public accounting firm of Allied Healthcare International Inc.

31.1	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	(1)	Section 1350 Certification of Chief Executive Officer.

32.2	(1)	Section 1350 Certification of Chief Financial Officer.

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
Dated: December 4, 2009
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
The power of attorney granted herein shall not in any manner revoke in whole or in part any power of attorney that each person whose signature appears below has previously executed.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandy Young Sandy Young	Chief Executive Officer and Director (principal executive officer)	December 4, 2009

/s/ Paul Weston Paul Weston	Chief Financial Officer (principal financial and accounting officer)	December 4. 2009

/s/ Sophia Corona	Director	December 3, 2009
Sophia Corona

/s/ G. Richard Green	Director	November 30, 2009
G. Richard Green

/s/ Mark Hanley	Director	November 30, 2009
Mark Hanley

/s/ Wayne Palladino	Director	November 30, 2009
Wayne Palladino

/s/ Jeffrey S. Peris	Director	November 28, 2009
Jeffrey S. Peris

/s/ Ann Thornburg	Director	December 3, 2009
Ann Thornburg

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2009. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allied Healthcare International Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 4, 2009 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
December 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Allied Healthcare International Inc.
We have audited the internal control over financial reporting of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows and schedules listed in the Index at Item 15 for each of the years in the three-year period ended September 30, 2009, and our report dated December 4, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ Eisner LLP
New York, New York
December 4, 2009

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$35,273	$26,199
Restricted Cash	—	136
Accounts receivable, less allowance for doubtful accounts of $839 and $823, respectively	19,594	17,774
Unbilled accounts receivable	11,572	15,892
Deferred income taxes	389	474
Prepaid expenses and other assets	1,188	1,375
Assets of discontinued operations	—	182

Total current assets	68,016	62,032

Property and equipment, net	7,756	8,574
Goodwill	95,649	109,292
Other intangible assets, net	1,646	3,345
Taxes receivable	—	19

Total assets	$173,067	$183,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,186	$1,614
Accrued expenses, inclusive of payroll and related expenses	24,304	28,244
Taxes payable	201	—
Liabilities of discontinued operations	—	624

Total current liabilities	25,691	30,482

Deferred income taxes	103	110

Total liabilities	25,794	30,592

Commitments and contingencies (Note10)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571 shares	456	456
Additional paid-in capital	241,555	241,018
Accumulated other comprehensive (loss) income	(14,418)	1,819
Accumulated deficit	(78,026)	(88,329)

	149,567	154,964
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	147,273	152,670

Total liabilities and shareholders’ equity	$173,067	$183,262

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Revenues:
Net patient services	$249,810	$298,577	$277,795

Cost of revenues:
Patient services	173,462	208,192	193,839

Gross profit	76,348	90,385	83,956

Selling, general and administrative expenses	63,234	77,655	75,284

Operating income	13,114	12,730	8,672

Interest income	537	935	124
Interest expense	(110)	(542)	(4,156)
Foreign exchange (loss) income	(197)	(586)	285
Other income	—	—	759

Income before income taxes and discontinued operations	13,344	12,537	5,684

Provision for income taxes	3,408	3,751	2,068

Income from continuing operations	9,936	8,786	3,616

Discontinued operations:
Income from discontinued operations, net of taxes	367	—	6,266
Gain on disposal of subsidiaries, net of taxes	—	—	56,471

Income from discontinued operations	367	—	62,737

Net income	$10,303	$8,786	$66,353

Basic net income per share of common stock
Income from continuing operations	$0.22	$0.20	$0.08
Income from discontinued operations	0.01	—	1.40

Net income per share of common stock	$0.23	$0.20	$1.48

Diluted net income per share of common stock
Income from continuing operations	$0.22	$0.19	$0.08
Income from discontinued operations	0.01	—	1.39

Net income per share of common stock	$0.23	$0.19	$1.47

Weighted average number of common shares outstanding:
Basic	44,986	44,986	44,962

Diluted	45,011	45,078	45,147

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	(Deficit)	Treasury
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Total

Balance, September 30, 2006	45,542	$455	$238,944	$13,258	$(163,980)	$(2,294)	$86,383

Comprehensive income:
Net income					66,353		66,353
Foreign currency translation adjustment, net of taxes of $1,441				5,032			5,032
Unrealized gains from cash flow hedging activities, net of taxes of $(117)				(272)			(272)

Comprehensive income							71,113

Stock based compensation			764				764

Issuance of common stock for consulting services	29	1	63				64

Issuance and modification of warrants for professional services			435				435

Balance, September 30, 2007	45,571	$456	$240,206	$18,018	$(97,627)	$(2,294)	$158,759

Comprehensive loss:
Net income					8,786		8,786
Foreign currency translation adjustment, net of taxes of $(1,747)				(16,199)			(16,199)

Comprehensive loss							(7,413)

Adoption of guidance for uncertainty in income taxes					512		512

Stock based compensation			812				812

Balance, September 30, 2008	45,571	$456	$241,018	$1,819	$(88,329)	$(2,294)	$152,670

Comprehensive loss:
Net income					10,303		10,303
Foreign currency translation adjustment, net of taxes of $(2,057)				(16,237)			(16,237)

Comprehensive loss							(5,934)

Stock based compensation			537				537

Balance, September 30, 2009	45,571	$456	$241,555	$(14,418)	$(78,026)	$(2,294)	$147,273

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$10,303	$8,786	$66,353
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(367)	—	(6,266)
Gain on disposal of subsidiaries	—	—	(56,471)
Depreciation and amortization	2,590	3,231	3,377
Amortization of intangible assets	1,252	1,634	1,743
Amortization of debt issuance costs	—	—	368
Warrants issued for professional services	—	—	499
Foreign exchange loss	7	—	—
Increase (decrease) in provision for allowance for doubtful accounts	360	(167)	222
Loss on sale of fixed assets	20	166	—
Stock based compensation	537	812	764
Write-off of deferred financing fees	—	—	705
Deferred income taxes	117	88	557
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
(Increase) decrease in accounts receivable	(4,281)	1,579	7,307
Decrease (increase) in prepaid expenses and other assets	2,318	(3,488)	(2,017)
Increase (decrease) in accounts payable and other liabilities	2,867	(3,779)	5,044

Net cash provided by continuing operations	15,723	8,862	22,185
Net cash (used in) provided by discontinued operations	—	(561)	5,870

Net cash provided by operating activities	15,723	8,301	28,055

Cash flows from investing activities:
Capital expenditures	(2,850)	(3,344)	(1,275)
Proceeds from sale of business	—	—	70,994
Proceeds from sale of business held in escrow and designated for debt repayment	116	53,638	(53,679)
Proceeds from sale of property and equipment	1	50	—
Payments on acquisitions payable	(1,082)	—	(2,584)

Net cash (used in) provided by continuing operations investing activities	(3,815)	50,344	13,456
Net cash used in discontinued operations investing activities	—	—	(1,786)

Net cash (used in) provided by investing activities	(3,815)	50,344	11,670

Cash flows from financing activities:
Payments for financing fees	—	—	(533)
Payments under revolving loan, net	—	(24,664)	(14,769)
(Payments) borrowings under invoice discounting facility, net	—	(4,458)	4,449
Principal payments on long-term debt	—	(23,678)	(11,815)
Proceeds from sale of interest rate swap agreements	—	617	—

Net cash used in financing activities	—	(52,183)	(22,668)

Effect of exchange rate on cash	(2,834)	(504)	(754)

Increase in cash	9,074	5,958	16,303

Cash and cash equivalents, beginning of year	26,199	20,241	3,938

Cash and cash equivalents, end of year	$35,273	$26,199	$20,241

Supplemental cash flow information:
Cash paid for interest	$405	$1,143	$4,679

Cash paid for income taxes, net	$1,102	$4,872	$2,570

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
1. Business and Operations:
Allied Healthcare International Inc. and its subsidiaries (the “Company”) is a provider of flexible, or temporary, healthcare staffing services to the United Kingdom (“U.K.”) healthcare and social care (often referred to as domiciliary care) industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. The Company maintains a listing of approximately 11,000 homecare aides, nurses and nurses aides. During fiscal 2009, the Company generally placed an average of 7,345 individuals each week with its customers.
Essentially, all services provided by the Company are provided by its integrated network of approximately 110 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all our branches are aggregated into one reportable segment.
In September 2007, the Company disposed of two of its U.K. subsidiaries when it sold all of the issued and outstanding ordinary shares of Allied Respiratory Limited and Medigas Limited for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies were met. Such conditions were met and the funds were released in fiscals 2008 and 2009. These two subsidiaries constituted the Company’s respiratory therapy segment. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. The Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the prior periods are reported in discontinued operations on the statement of operations. As a result of the disposition, the Company operates in one reportable segment.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Cash and Cash Equivalents:
Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. Included in cash and cash equivalents are amounts placed in escrow deposits for the potential payments on contingent consideration that was dependent upon future earnings of the Company’s acquisition of certain flexible staffing agencies. These escrow deposits totaled $0 and $0.5 million at September 30, 2009 and 2008, respectively.
Restricted Cash:
At September 30, 2008, restricted cash represented $0.1 million of the remaining proceeds from the sale of the respiratory therapy segment, in the fourth quarter of fiscal 2007, that had been held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies were met in October 2008.
Stock-Based Compensation:
Effective October 1, 2005, the Company adopted policies relating to stock compensation which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all share-based payments at fair value over the requisite service period. The Company generally recognizes compensation expense on a straight-line basis over the requisite service period for its employee and director share-based compensation plan.
Accounts Receivable:
The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2009 and September 30, 2008, $19.6 million (11.3%) and $17.8 million (9.7%), respectively, of the Company’s total assets consisted of accounts receivable.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
Goodwill and Other Intangible Assets:
Goodwill and intangible assets deemed to have indefinite lives are carried at cost, and are subject to annual impairment tests. Other intangible assets are carried at cost, net of accumulated amortization. The Company completed its annual impairment test during the fourth quarter of fiscal 2009 and determined there was no impairment to its recorded goodwill balance. The Company does not have intangible assets with indefinite lives.
The following table presents the changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2008 (in thousands):

Balance at October 1, 2007	$122,843
Foreign exchange effect	(13,551)

Balance at September 30, 2008	109,292
Foreign exchange effect	(13,263)
Acquisitions payable adjustment	(380)

Balance at September 30, 2009	$95,649

In the fourth quarter of fiscal 2009, the Company negotiated a final settlement with the owner of a previously acquired entity relating to its contingent consideration acquisitions payable which resulted in a $0.4 million adjustment to goodwill. Of the $95.6 million goodwill balance at September 30, 2009, approximately $6.6 million is deductible for U.K. income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		September 30, 2009
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	5 – 12	$8,502	$6,856	$1,646
Trade names	3	164	164	—
Non-compete agreements	2 – 3	192	192	—
Favorable leasehold interests	2 – 5	8	8	—

Total		$8,866	$7,220	$1,646

		September 30, 2008
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	5 – 12	$9,705	$6,360	$3,345
Trade names	3	187	187	—
Non-compete agreements	2 – 3	219	219	—
Favorable leasehold interests	2 – 5	9	9	—

Total		$10,120	$6,775	$3,345

Amortization expense for other intangible assets subject to amortization was $1.3 million, $1.6 million and $1.7 million for the years ended September 30, 2009, 2008 and 2007, respectively. At September 30, 2009, estimated future amortization expense of other intangible assets subject to amortization is as follows: approximately $1.1 million, $0.4 million, $0.1 million, $0.1 million and $24,000 for the fiscal years ending September 30, 2010, 2011, 2012, 2013 and 2014, respectively. The change in the net carrying amount at September 30, 2009 is due to amortization expense and the foreign exchange effect.
Deferred Financing Costs:
Costs incurred in obtaining long-term financing are amortized over the benefit period provided by the long-term financing agreements. During the fourth quarter of fiscal 2007, the Company wrote-off $0.7 million of deferred financing costs as a result of the prepayment of the amounts outstanding under its term loan A and its term loan B1 facilities from the proceeds of sale of its respiratory therapy segment. Amortization of deferred financing costs is included in interest expense in the accompanying Consolidated Statements of Operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Income Taxes:
The Company accounts for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for bad debts, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2009, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008.
Revenue Recognition:
Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is mainly recognized upon completion of timesheets that also require the signature of the recipient of services and through electronic call monitoring. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. At September 30, 2009 and 2008, the Company had $11.6 million and $15.9 million, respectively in unbilled accounts receivable.
The Company receives a majority of its revenue from the U.K. local governmental social services departments and the National Health Services (the “NHS”) payors. For the years ended September 30, 2009, 2008 and 2007, 75.0%, 69.0% and 63.5%, respectively, of the Company’s net revenues were attributable to the U.K. local governmental social services departments and the NHS payor programs.
Advertising Costs:
Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended September 30, 2009, 2008 and 2007 was $0.4 million, $0.8 million and $0.7 million, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At September 30, 2009, 2008 and 2007, the Company had outstanding stock options (including performance-based stock options) and warrants to purchase 1.9 million, 2.2 million and 2.8 million shares, respectively, of common stock ranging in exercise price from $2.11 to $6.20, $2.01 to $6.20, and $1.92 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the stock appreciation rights (the “SARs”) issued to the Chief Executive Officer (the “CEO”), as further described in Note 9, have not been included in the computation of diluted EPS at September 30, 2009.
The weighted average number of shares used in the basic and diluted earnings per share computations for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,986	44,986	44,962
Effect of dilutive securities — stock options and warrants	25	92	185

Shares used in computation of diluted EPS of common stock	45,011	45,078	45,147

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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with various financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.
The Company grants credit without collateral to its patients. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. At September 30, 2009 and 2008, 76.0% and 71.0%, respectively, of accounts receivable was due from the U.K. governmental local social services departments and the NHS payors with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
Recent Accounting Pronouncements:
Fair Value Measurements and Disclosures. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a standard which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. Effective October 1, 2008, the Company adopted this standard which did not have any impact on the Company’s consolidated financial position and results of operations.
Fair Value Option For Certain Financial Assets and Liabilities. In February 2007, the FASB issued a standard which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective October 1, 2008, the Company adopted this standard which did not have any impact on the Company’s consolidated financial position and results of operations.
Noncontrolling Interests. In December 2007, the FASB issued a standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard is effective for the Company in fiscal year beginning October 1, 2009 and is not expected to have an impact on the Company’s consolidated financial position and results of operations as it does not have any noncontrolling interest in a subsidiary.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Business Combinations. In December 2007, the FASB issued a standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for the Company in fiscal year beginning October 1, 2009 and will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon acquisitions that are made in the future.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued a standard which enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for the Company in its fiscal year beginning October 1, 2009 and is not expected to have an impact on the Company’s disclosures about derivative instruments and hedging activities as it does not currently have derivative instruments or engage in hedging activities.
Interim Fair Value Disclosures. In April 2009, the FASB issued a staff position to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This staff position extended previously required annual disclosures to interim periods. This staff position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have any impact on the Company’s consolidated financial position and results of operations.
Subsequent Events. In May 2009, the FASB issued a standard which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued (public entity) or available to be issued (other than public entity). This standard requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In June 2009, the Company adopted this standard. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Transfers of Financial Assets. In June 2009, the FASB issued a standard which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This standard amends various provisions of the previously issued standard relating to transfers and servicing of financial assets and extinguishments of liabilities to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for the Company in fiscal year beginning October 1, 2010 and is not expected to have an impact on the Company’s consolidated financial position and results of operations.
Consolidation of Variable Interest Entities. In June 2009, the FASB issued a standard to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for the Company in fiscal year beginning October 1, 2010 and is not expected to have an impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.
FASB Codification. In June 2009, the FASB issued a standard that establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Company adopted this standard and has eliminated citations for previous standards. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Fair Value Measurements and Disclosures. In August 2009, the FASB issued a standard to further update the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. This standard update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This standard update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. This standard is effective for the Company in fiscal year beginning October 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
3. Business Dispositions:
Dispositions:
In September 2007, the Company sold its respiratory therapy segment for £36.5 million ($74.7 million) in cash, of which £0.5 million ($1.0 million) was held back until certain conditions relating to the settlement of claims with U.K. regulatory agencies are met. The Company received £0.4 million ($0.9 million) of the escrowed amount in December 2007 and the remaining £0.1 million ($0.1 million) was received in October 2008. The respiratory therapy segment supplied medical-grade oxygen for use in respiratory therapy to pharmacies in the U.K., oxygen concentrators to customers in Northern Ireland and oxygen services to customers in the South East of England. In accordance with FASB guidance related to impairment or disposal of long-lived assets, the Company has accounted for its respiratory therapy segment as a discontinued operation. The Company’s consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of its respiratory therapy segment for the current and prior periods are reported in discontinued operations on the statement of operations. Within discontinued operations, during the fiscal year ended September 30, 2007 the Company recorded a gain of $56.5 million, net of tax of $0 on the sale of its respiratory therapy segment. Under U.K. tax legislation, enacted on April 1, 2002, disposals of shares by companies with substantial shareholdings do not result in a taxable gain transaction.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The following table presents the financial results of the discontinued operations (in thousands):

	Year Ended
	September 30,
	2007
Revenues:
Net respiratory, medical equipment and supplies	$28,699

Cost of revenues:
Respiratory, medical equipment and supplies	13,024

Gross Profit	15,675

Selling, general and administrative expenses	6,091

Operating income from discontinued operations	9,584

Interest income	2
Interest expense	(1,570)

Income from discontinued operations before income tax	8,016

Gain on disposal of subsidiaries, net of tax	56,471	(a)

Provision for income taxes	1,750	(b)

Income from discontinued operations	$62,737

(a)	Translation adjustments that result when a foreign entity’s financial statements are translated into a parent company’s or an investor’s reporting currency are separately reported in the parent company’s other comprehensive income. Foreign currency translation adjustments that are accumulated in other comprehensive income are reclassified to income only when they are realized, if the investment in the foreign entity is sold or is substantially or completely liquidated. Accordingly, the foreign currency translation adjustments of the balance sheet related to the respiratory therapy segment in the amount of approximately $1.6 million were reclassified into the gain on disposal of subsidiaries.

(b)	Included in the provision for income taxes for the year ended September 30, 2007, is the reversal of $0.7 million of certain tax contingencies, related to the Company’s fiscal 2003 discontinued operations on the sale of two of its U.S. subsidiaries as the statute of limitation has expired.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
In fiscal 2007 interest expense has been allocated to discontinued operations based on debt that the Company had specifically identified as being attributable to discontinued operations, as an allocation based on net assets would not provide a meaningful result. The Company based its allocation on the amount of capital expenditures directly related to its discontinued operations and then considered cash borrowings necessary to maintain the operations of its then respiratory therapy segment.
At September 30, 2008, assets of discontinued operations consisted of deferred income taxes and liabilities of discontinued operations consisted of accrued costs for refunds payable and patient electric usage reimbursement. In fiscal 2009, the company released the reserves and associated deferred income taxes related to such accruals as the warranty period under the sales agreement had expired.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The following table displays the unaudited pro forma results of operations, related EPS and condensed balance sheet, at September 30, 2007, of the Company as if the disposition of the respiratory therapy segment was completed on October 1, 2006 (in thousands, except per share data):

	Year Ended September 30, 2007
		Pro Forma		Consolidated
	Consolidated	Adjustments		Pro Forma

Net revenues	$277,795	$		$277,795
Cost of revenues	193,839			193,839

Gross profit	83,956			83,956
Selling, general and administrative expenses	75,284			75,284

Operating income	8,672			8,672
Interest expense, net	(3,273)	3,188	(a)	(85)
Foreign exchange gain	285			285

Income before income taxes and discontinued operations	5,684	3,188		8,872

Provision for income taxes	2,068	956	(b)	3,024

Income from continuing operations	3,616	2,232		5,848

Income from discontinued operations, net of taxes	6,266	1,099	(a)	7,365
Gain on disposal of subsidiaries, net of taxes	56,471			56,471

	62,737	1,099		63,836

Net income	$66,353	$3,331		$69,684

Basic income per share of common stock from:
Income from continuing operations	$0.08			$0.13
Income from discontinued operations	1.40			1.42

Net income	$1.48			$1.55

Diluted income per share of common stock from:
Income from continuing operations	$0.08			$0.13
Income from discontinued operations	1.39			1.41

Net income	$1.47			$1.54

Weighted average number of common shares outstanding:
Basic	44,962			44,962

Diluted	45,147			45,147

(a)	To record interest savings on pay down of senior credit facility from the proceeds from the sale of the respiratory therapy segment.

(b)	To record tax expense attributable to pro forma adjustments at the UK statutory rate of 30%.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
4. Property and Equipment:
Major classes of property and equipment, net, consist of the following at September 30 (in thousands):

	2009	2008
Furniture, fixtures and equipment (including software)	$16,448	$26,639
Leasehold improvements	1,036	1,332

	17,484	27,971
Less, accumulated depreciation and amortization	9,728	19,397

	$7,756	$8,574

In fiscal 2009, the Company wrote-off fully depreciated property and equipment of approximately $8.9 million due to obsolescence. Depreciation and amortization of property and equipment for the years ended September 30, 2009, 2008 and 2007 were $2.6 million, $3.2 million and $3.4 million, respectively.
5. Accrued Expenses:
Accrued expenses consist of the following at September 30 (in thousands):

	2009	2008
Payroll and related expenses	$19,750	$19,370
Acquisitions payable (on earned contingent consideration)	—	1,702	(A)
Professional fees	1,087	1,327
Interest payable	—	390
Refunds payable	1,024	1,648
Other	2,443	3,807

	$24,304	$28,244

(A)	At September 30, 2008 amount included $0.8 million, which was under negotiation with the owner of the previously acquired entity. In the fourth quarter of fiscal 2009, the Company completed negotiation which resulted in negative adjustment to goodwill of $0.4 million. See Note 2.
6. Debt:
In the fourth quarter of fiscal 2004, the Company’s U.K. subsidiary, Allied Healthcare Group Holdings Limited (“Allied Holdings”) obtained a senior credit facility, which was amended in the first quarter of fiscal 2007 to provide for additional facilities. The facility consisted of a term loan A, revolving loan B1, invoice discounting facility B2 and revolving loan C. In the first quarter of fiscal 2008, Allied Holdings prepaid the amounts outstanding under the term loan A and the term loan B1 facilities from the proceeds of sale of the respiratory therapy division in fiscal 2007. Allied Holdings also cancelled term loan A, term loan B1 and revolving loan C in the first quarter of fiscal 2008. Allied Holdings had retained the £7.5 million ($12.4 million) invoice discounting facility B2. In the second quarter of fiscal 2008, the Company agreed with the bank to suspend the availability of its invoice discount facility and to have the right to reinstate availability upon nine weeks notice. As the Company did not anticipate reinstating the invoice discount facility it had recognized interest costs of $0.4 million for bank fees in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, the Company cancelled the invoice discounting facility B2, thus terminating the senior credit facility.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Guarantees. The senior credit facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company had guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, the Company had granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At September 30, 2009 and 2008, there were no amounts outstanding under the senior credit facility. In the third quarter of fiscal 2009 the Company terminated its senior credit facility and the liens and guarantees under such facility have since been released.
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
7. Shareholders’ Equity:
In April 2009, the Company adopted a shareholder rights plan pursuant to which each share of its outstanding common stock is accompanied by one preferred share purchase right. The rights generally will not become exercisable until a person or group acquires 20% or more of the Company’s common stock in a transaction that is not approved in advance by its Board of Directors. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to buy the Company’s common stock at 50% of its market value for the right’s exercise price. The Company’s Board of Directors may redeem the rights for a nominal amount at any time prior to ten days after a person or group announces that it has acquired 20% or more of the Company’s common stock. If not redeemed by the Board, the rights will expire on April 1, 2019, or, if not approved by the shareholders at the annual meeting of shareholders in 2010, immediately following such meeting.
In the fourth quarter of fiscal 2007, the Company recognized a charge of $64,000 related to the issuance of 28,737 shares of common stock to Parthenon Group LLC for partial payment of professional services.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
8. Income Taxes:
The provision for income taxes from continuing operations for the years ended September 30, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Current:
Federal	$26	$8	$10
Foreign	3,265	3,655	1,273
Deferred:
Foreign	117	88	785

Provision for income taxes	$3,408	$3,751	$2,068

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued expenses	$380	$690
Federal net operating loss carryforward	24,468	25,380
State net operating loss carryforward	8,532	8,838
Provision for doubtful accounts	85	150
Depreciation	928	854
Stock Options	471	563
Other, net	150	29

Gross deferred tax assets	35,014	36,504
Valuation allowance	(33,538)	(34,826)

Net deferred tax assets	1,476	1,678

Deferred tax liabilities:
Intangible assets	(1,190)	(1,132)

Deferred tax liabilities	(1,190)	(1,132)

Net deferred tax asset	$286	$546

Classification of Deferred Taxes:
Current Deferred Tax Asset	$389	$474
Current Deferred Tax Asset (included in Assets of discontinued operations	—	182
Long-Term Deferred Tax Liabilities	(103)	(110)

Net deferred tax asset	$286	$546

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.
As of September 30, 2009, the Company has a federal net operating loss carryforward of approximately $72.0 million which if unused, will expire in the years 2018 through 2024. Current or future ownership changes may limit the future realization of these net operating losses in accordance with Internal Revenue Code Section 382.
Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Income taxes at 34%	$4,537	$4,263	$1,933
Valuation allowance	(1,288)	(783)	46
Foreign tax, net	(743)	(592)	(245)
Enacted U.K. rate change	—	(78)	148
Stock options	246	111	—
Expiration of warrants unexercised	80	391	—
Other, net	576	439	186

Provision for income taxes	$3,408	$3,751	$2,068

Provision has not been made for U.S. or additional foreign taxes for undistributed earnings of the U.K. foreign subsidiaries. Any of those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The Company believes that the amount of additional taxes that might be payable on the earning of foreign subsidiaries, if remitted, would be partially offset by the U.S. foreign tax credits.
Income before income taxes and discontinued operations generated from the U.K. operations for the years ended September 30, 2009, 2008 and 2007 was $12.4 million, $11.2 million and $6.1 million, respectively.
In June 2006, the FASB issued guidance related to the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2009, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2008. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.
Effective October 1, 2007, the Company adopted the provisions of this guidance. Upon implementation, the Company recognized a net decrease to its opening accumulated deficit of $0.5 million and a decrease in taxes payable of $0.5 million from the cumulative effect of adoption as a result of the Company’s evaluation of its tax positions in accordance with this guidance, including recent experience with taxing authorities. After adoption of this guidance, the accrual for unrecognized tax benefits was zero which remains unchanged at September 30, 2009.
The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since it was formed in November 1981. The U.S. federal statute of limitations remains open for the years 2005 onward.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions.
Years still open to examination by foreign tax authorities are fiscal 2008 onward. The Company is not currently under examination in any foreign jurisdictions.
9. Stock Options and Warrants:
Stock Options:
Under the shareholder approved 2002 Stock Option Plan (“Option Plan”), the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Stock options are generally issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the Option Plan were 2.4 million shares at September 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Following is a summary of transactions under the Option Plan during the years ended September 30, 2009, 2008 and 2007 (in thousands, except per share data):

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of Stock	Exercise	of Stock	Exercise	of Stock	Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)

Outstanding beginning of year	2,576	2.24	2,977	3.64	2,633	4.99

Granted	1,221	2.12	1,280	2.01	1,440	2.03
Forfeited or expired	(806)	2.12	(1,681)	4.55	(1,096)	4.75

Outstanding end of year	2,991	2.22	2,576	2.24	2,977	3.64

A summary of the options outstanding, vested and expected to vest and exercisable as of September 30, 2009 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Number	of Options	Contractual	Intrinsic
Range Of Exercise Price ($)	Outstanding	Outstanding ($)	Life in Years	Value ($)
1.92 – 2.24	2,856	2.07	8.0	2,094
3.83 – 4.70	41	4.36	3.4	—
5.41 – 6.20	94	6.02	5.3	—

Options outstanding	2,991	2.22	7.8	2,094

Options vested and expect to vest	2,546	2.25	7.9	1,779

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Number	of Options	Contractual	Intrinsic
Range Of Exercise Price ($)	Exercisable	Exercisable ($)	Life in Years	Value ($)
1.92 – 2.24	1,001	2.04	6.5	764
3.83 – 4.70	41	4.36	3.4	—
5.41 – 6.20	94	6.02	5.3	—

Options exercisable	1,136	2.45	6.3	764

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The weighted average grant-date fair value of stock options granted during the years ended September 30, 2009, 2008 and 2007 was $1.02, $1.00 and $1.13, respectively. The total grant date fair value of stock options vested during the years ended September 30, 2009, 2008 and 2007 was $0.5 million, $0.8 million and $0.5 million, respectively.
The fair value of each option granted, excluding the 0.2 million options granted to the Company’s CEO that are described below, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected life (years)	6.0	5.8	6
Risk-free interest rate	2.7%	3.1%	4.7%
Volatility	52.7%	49.3%	54.1%
Expected dividend yield	0%	0%	0%
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
In the third quarter of fiscal 2009, in addition to the grant of the SARs, as further described below, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, finalized the performance-based vesting conditions of the 0.2 million options to purchase shares of common stock of the Company held by the CEO. These options had been awarded in February 2008 at an exercise price of $2.11 per share but were not considered granted for accounting purposes as the criteria for grant date under the accounting guidance had not been established. The market value of the Company’s common stock on the established grant date of April 21, 2009 was $1.51. The vesting of the stock options is subject to vesting in the same manner as the SARs. As such, the fair value of these 0.2 million options was estimated, in the same manner as the SARs, on the date of grant using the Monte-Carlo pricing model with the following weighted average assumptions for fiscal 2009:

Expected life (years)	4.1
Risk-free interest rate	1.6%
Volatility	62%
Expected dividend yield	0%

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
Following is a summary of the status of the Company’s nonvested stock options as of September 30, 2009 and changes during the year ended September 30, 2009 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2008	1,295	1.04
Granted	1,221	1.02
Vested	(481)	1.09
Forfeited	(180)	1.03

Nonvested at September 30, 2009	1,855	1.01

The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.0 million options outstanding at September 30, 2009, 1.1 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Time and Performance Based Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2008	760	1.98
Granted	564	2.12
Forfeited	(225)	1.97

Outstanding at September 30, 2009	1,099	2.05	8.2	822

Vested and expected to vest at September 30, 2009	714	2.03	8.7	548

Exercisable at September 30, 2009	160	1.92	7.0	141

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The weighted average grant-date fair value of time and performance based stock options granted during the years ended September 30, 2009, 2008 and 2007 was $0.92, $1.02 and $1.16, respectively. The total grant date fair value of stock options vested during the years ended September 30, 2009 and 2008 was $0.1 million and $0.3 million, respectively. No stock options vested during the year ended September 30, 2007 (in thousands, except per share data).

		Weighted-Average
	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2008	545	1.07
Granted	564	0.92
Vested	(115)	1.23
Forfeited	(55)	1.03

Nonvested at September 30, 2009	939	0.96

For the year ended September 30, 2009 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.5 million and net income by $0.6 million. For the year ended September 30, 2008 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.8 million and net income by $0.8 million. For the year ended September 30, 2007 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.8 million and net income by $0.6 million. For the years ended September 30, 2009, 2008 and 2007, stock-based compensation had a $0.01, $0.02 and $0.01 impact on basic and diluted EPS, respectively. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of September 30, 2009 there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.3 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.
Stock Appreciation Rights:
In April 2009, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, made a grant of 0.6 million SARs to Alexander (Sandy) Young, its CEO. The SARs represent the right to receive a payment, in shares of the Company’s common stock, equal to the product of (a) the number of SARs granted that vest and (b) the excess of (i) the closing sale price of a share of the Company’s common stock on the date that the SARs are settled over (ii) the base price of $1.51 (the closing price of a share of the Company’s common stock on Nasdaq on April 21, 2009, the date that the SARs were granted to Mr. Young).
The SARs are subject to both time vesting and performance vesting.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young as described above) is £3.0 million (approximately $4.8 million at the closing exchange rate at September 30, 2009). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
At September 30, 2009, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of September 30, 2009. At September 30, 2009, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
The weighted average grant-date fair value of SARs granted during the year ended September 30, 2009 was $0.49. The fair value of the SARs granted was estimated on the date of grant using the Monte-Carlo pricing model with the following weighted average assumptions for the year ended September 30, 2009:

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
Warrants:
In the third quarter of fiscal 2007, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to investment banking advice, investor awareness and business advisory services, the Company issued to such third party warrants to purchase up to an aggregate of 135,000 shares of its common stock. Of the 135,000 warrants issued, 45,000 of the warrants were exercisable at $3.00 per share, 45,000 of the warrants were exercisable at $3.35 per share and 45,000 of the warrants were exercisable at a price of $3.75 per share. The warrants expired unexercised on October 18, 2008. At issuance, the warrants were immediately vested and the Company recognized a charge of $0.2 million related to the fair value of the warrants in fiscal 2007.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
In the fourth quarter of fiscal 2003, in connection with the execution of an agreement with an unaffiliated third party pursuant to which such third party agreed to provide the Company with consulting services related to corporate finance and investment banking matters, the Company issued to such third party warrants to purchase up to an aggregate of 350,000 shares of its common stock. Of the 350,000 warrants issued, 100,000 of the warrants were exercisable at $4.75 per share, 175,00 of the warrants were exercisable at $5.50 per share and 75,000 of the warrants were exercisable at a price of $6.00 per share. At issuance, the warrants had a fair value of $0.6 million, which was recognized by the Company in previous fiscal years. In the third quarter of fiscal 2007, the Company extended the expiration date of the warrants from August 13, 2007 to August 31, 2008 and recognized a charge of $0.3 million related to the additional fair value of the warrants. The warrants expired unexercised in fiscal 2008.
The fair value of the warrants issued is estimated on the date of issuance using the Black-Scholes pricing model.
10. Commitments and Contingencies:
Guarantees:
The senior credit facility was secured by a first priority lien on the assets of Allied Holdings and certain of its subsidiaries. Together with Allied Holdings and certain of its subsidiaries, the Company had guaranteed the debt and other obligations of certain wholly-owned U.K. subsidiaries under the senior credit facility. In conjunction with the amendment to the senior credit facility, the Company had granted the senior lenders a security interest in substantially all of its assets to secure the payment of its guarantee. At September 30, 2009 and 2008, there were no amounts outstanding under the senior credit facility. In the third quarter of fiscal 2009 the Company terminated its senior credit facility and the liens and guarantees under such facility have since been released.
Employment Agreements:
The Company currently has employment agreements with its two executive officers that provided for minimum aggregate annual compensation of $0.6 million (at the closing exchange rate at September 30, 2009) in fiscal 2009.
In January 2008, the Company entered into an employment agreement with Alexander (Sandy) Young, its CEO. The employment agreement is terminable by either Mr. Young or the Company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £216,300 (approximately $344,400 at the closing exchange rate at September 30, 2009). In addition, pursuant to his employment agreement:
•	the Company awarded Mr. Young 0.2 million stock options in February 2008;
•	the Company granted Mr. Young 0.6 million SARs in April 2009, the terms of which are described above in Note 9;
•	the Company provides Mr. Young with a car allowance; and
•	the Company has agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
In May 2008 the Company entered into an employment agreement with Paul Weston, its then Chief Financial Officer Designate. Mr. Weston became the Chief Financial Officer of the Company on October 1, 2008. The Company’s employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under its employment agreement with Mr. Weston, the Company is required to pay him twelve months’ salary in the event he is terminated due to an acquisition. The Company’s employment agreement with Mr. Weston further provides that Mr. Weston will not compete against the Company for a period of six months following the termination of his employment with the Company. Pursuant to his employment agreement, the salary of Mr. Weston is currently £159,650 (approximately $254,200 at the closing exchange rate at September 30, 2009). In addition, pursuant to his employment agreement with the Company, Mr. Weston receives a car allowance and the Company has agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Contractual Cash Obligations:
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options. Rent expense under non-capitalized lease or rental agreements for the years ended September 30, 2009, 2008 and 2007 amounted to $2.8 million, $3.3 million and $3.3 million, respectively.
Other obligations represent the Company’s contractual commitment for a new branch operating system and investment bank fees associated with the Company’s capital resources review.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company’s future minimum rental commitments required under operating lease agreements and other obligations as of September 30, 2009 (in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$2,378	$721	$3,099
2011	1,472	958	2,430
2012	858	718	1,576
2013	300	207	507
2014	120	—	120
Thereafter	69	—	69

	$5,197	$2,604	$7,801

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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.2 million and $0.3 million for such costs at September 30, 2009 and 2008, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
In some of the Company’s supply of healthcare staffing services it has historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed it to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. The Company has undertaken a review of its post-concession VAT treatment and concluded that, other than permanent placement, its supplies are exempt from VAT on the basis that it provides nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if the Company is deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries where certain conditions are met (the “Nursing Agencies Concession”). The foregoing reflects the Company’s advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). The Company has sent correspondences to HMRC to seek its concurrence with its VAT position. HMRC is seeking clarification on the Company’s historical and post-concession VAT treatment before it can make a conclusion on the Company’s VAT position. If HMRC ultimately does not concur with the Company’s VAT treatments, then a VAT liability may be imposed. At September 30, 2009, the Company has not recorded a liability relating to this matter as it believes a VAT liability is not probable to occur.
11. Profit Sharing Plan:
The Company has a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. These requirements include, among other things, at least one year of service and attainment of the age of 21. The plan operates as a salary reduction plan whereby participants contribute anywhere from 1% to 15% of their compensation, not to exceed the maximum available under the Code. The Company may make additional matching cash contributions at its discretion. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. Further, as part of certain employees’ compensation, the company has agreed to make payments towards their U.K. — based private pension fund. The Company’s contribution to such plans were $0.2 million, $0.2 million and $0.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.
12. Selected Quarterly Financial Data (Unaudited):
The following table presents the comparative unaudited quarterly results for the years ended September 30, 2009 and 2008:

2009 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$61,528	$55,334	$63,103	$69,845

Gross profit	$18,813	$17,166	$19,173	$21,196

Net income from continuing operations	$2,467	$2,144	$2,388	$2,937
Discontinued Operations	$—	$367	$—	$—

Net income	$2,467	$2,511	$2,388	$2,937

Basic and diluted income per share of common stock from:
Continuing operations	$0.05	$0.05	$0.05	$0.07
Discontinued operations	—	0.01	—	—

Net income per share	$0.05	$0.06	$0.05	$0.07

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)

2008 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$74,770	$73,815	$75,024	$74,968

Gross profit	$22,423	$21,931	$23,120	$22,911

Net income	$1,678	$1,764	$2,453	$2,891

Basic and diluted income per share of common stock from continuing operations	$0.04	$0.04	$0.05	$0.06

13. Subsequent Events:
The Company has evaluated its activity through December 4, 2009, the date its financial statements were issued.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
(In thousands, except per share data)

September 30,
2008
ASSETS

Current assets:
Cash and cash equivalents	$36
Prepaid expenses and other assets	69

Total current assets	105

Investment in and advances to subsidiaries	150,757
Goodwill	2,300

Total assets	$153,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$71
Accrued expenses	421

Total liabilities	492

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,571	456
Additional paid-in capital	241,018
Accumulated other comprehensive income	1,819
Accumulated deficit	(88,329)

154,964
Less cost of treasury stock (585 shares)	(2,294)

Total shareholders’ equity	152,670

Total liabilities and shareholders’ equity	$153,162

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Revenue	$—	$—

Expenses:
Selling, general and administrative expenses	2,399	4,257

Total expenses	2,399	4,257

Equity in income of subsidiaries	7,478	4,053
Interest income	3,762	3,765
Other (expense) income	(47)	65

Income before income taxes and discontinued operations	8,794	3,626

Provision for income taxes	8	10

Income before discontinued operations	8,786	3,616

Discontinued operations:
Income from discontinued operations, net of taxes	—	6,266
Gain on disposal of subsidiaries, net of taxes	—	56,471

	—	62,737

Net income	$8,786	$66,353

See note to condensed financial information.

SCHEDULE I
ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,786	$66,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(6,266)
Gain on disposal of subsidiaries	—	(56,471)
Equity interest in net income of subsidiaries	(7,478)	(4,053)
Depreciation and amortization	1	3
Issuance and amortization of warrants	—	499
Stock based compensation	812	764
Forgiveness of intercompany debt	—	(125)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in receivables from subsidiaries	(895)	(1,852)
Decrease in prepaid expenses and other assets	39	120
Increase (decrease) in accounts payable and other liabilities	(1,237)	1,018

Net cash provided by (used in) operating activities	28	(10)

Increase (decrease) in cash	28	(10)

Cash and cash equivalents, beginning of period	8	18

Cash and cash equivalents, end of period	$36	$8

See note to condensed financial information.

ALLIED HEALTHCARE INTERNATIONAL INC.
(PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTE TO CONDENSED FINANCIAL INFORMATION
Basis of Presentation:
Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this condensed financial information should be read in conjunction with the consolidated financial statements of Allied Healthcare International Inc. (the “Company”) in its 2009 Annual Report on Form 10-K.
The investments in the Company’s subsidiaries are carried on the equity basis, which represents amount invested less dividends received plus or minus the Company’s equity in the subsidiaries’ income or loss to date. Significant intercompany balances and activities have not been eliminated in the unconsolidated financial information.
At September 30, 2008 and 2007, the Company’s U.K. subsidiary was restricted from paying dividends to the Company under the terms of its senior credit facility. At September 30, 2009, the senior credit facility had been terminated.

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
	Balance at	Additions Charged to					Balance at
	Beginning	Cost and	Other				End
Description	of Period	Expenses	Accounts		Deductions		of Period

Allowance for Doubtful Accounts:

Year ended September 30, 2009	$823	$360	$(93	)(B)	$251	(A)	$839

Year ended September 30, 2008	$1,570	$(167)	$(163	)(B)	$417	(A)	$823

Year ended September 30, 2007	$1,703	$222	$168	(B)	$523	(A)	$1,570

(A)	Doubtful accounts written off, net of recoveries.

(B)	Adjustments arising from translation of foreign financial statements to U.S. dollars.