Form 10-Q
period 2009-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2010-02-09
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2010
Common Stock	45,136,229 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.
FIRST QUARTER REPORT ON FORM 10-Q

Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: general economic and market conditions; Allied Healthcare International Inc.’s (the “Company”) ability to continue to recruit and retain flexible healthcare staff; the Company’s ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals, other healthcare facility clients and private clients on terms attractive to the Company; the general level of demand for healthcare and social care; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare and social care industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Financial Statements (Unaudited).
The Condensed Consolidated Financial Statements of the Company begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,811	$35,273
Accounts receivable, less allowance for doubtful accounts of $923 and $839, respectively	19,679	19,594
Unbilled accounts receivable	12,833	11,572
Deferred income taxes	451	389
Prepaid expenses and other assets	1,866	1,188

Total current assets	70,640	68,016

Property and equipment, net	7,833	7,756
Goodwill	95,684	95,649
Other intangible assets, net	1,330	1,646
Deferred income taxes	42	—

Total assets	$175,529	$173,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$983	$1,186
Accrued expenses, inclusive of payroll and related expenses	22,635	24,304
Taxes payable	1,395	201

Total current liabilities	25,013	25,691

Deferred income taxes	—	103

Total liabilities	25,013	25,794

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,571 shares, respectively	457	456
Additional paid-in capital	241,957	241,555
Accumulated other comprehensive loss	(14,432)	(14,418)
Accumulated deficit	(75,172)	(78,026)

	152,810	149,567
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	150,516	147,273

Total liabilities and shareholders’ equity	$175,529	$173,067

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Revenues:
Net patient services	$69,384	$61,528

Cost of revenues:
Patient services	48,507	42,715

Gross profit	20,877	18,813

Selling, general and administrative expenses	17,080	15,559

Operating income	3,797	3,254

Interest income	105	264
Interest expense	—	(7)
Foreign exchange loss	(18)	(322)

Income before income taxes	3,884	3,189

Provision for income taxes	1,030	722

Net income	$2,854	$2,467

Basic and diluted net income per share of common stock	$0.06	$0.05

Weighted average number of common shares outstanding:
Basic	45,127	44,986

Diluted	45,417	44,986

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,854	$2,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728	600
Amortization of intangible assets	324	318
Increase in allowance for doubtful accounts	130	84
Loss on sale of fixed assets	2	—
Foreign exchange loss	15	202
Stock based compensation	115	99
Deferred income taxes	(55)	714
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(209)	(4,544)
(Increase) decrease in prepaid expenses and other assets	(1,983)	2,297
Decrease in accounts payable and other liabilities	(859)	(427)

Net cash provided by operating activities	1,062	1,810

Cash flows from investing activities:
Capital expenditures	(806)	(718)
Proceeds from sale of business	—	118

Net cash used in investing activities	(806)	(600)

Cash flows from financing activities:
Stock options exercised	288	—

Net cash provided by financing activities	288	—

Effect of exchange rate on cash	(6)	(5,336)

Increase (decrease) in cash	538	(4,126)

Cash and cash equivalents, beginning of period	35,273	26,199

Cash and cash equivalents, end of period	$35,811	$22,073

Supplemental cash flow information:
Cash paid for interest	$—	$7

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$—	$431

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:
The Company is a provider of flexible, or temporary, healthcare staffing services to the United Kingdom (“U.K.”) healthcare and social care (often referred to as domiciliary care) industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.
Essentially, all services provided by the Company are provided by its integrated network of approximately 110 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all its branches are aggregated into one reportable segment.
The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2009 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2009. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2009 are not necessarily indicative of operating results for the full year.
2.	Stock-Based Compensation:
Stock Options
For the three months ended December 31, 2009 and 2008, stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes by $0.1 million in each respective period. As of December 31, 2009, there was $0.9 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.0 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2.9 million shares at December 31, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following is a summary of stock option activity during the three months ended December 31, 2009 (in thousands, except per share data):

			Weighted-
			Average
			Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	2,991	2.22
Exercised	(150)	1.92
Forfeited	(30)	2.07

Outstanding at December 31, 2009	2,811	2.24	8.0	2,235

Exercisable at December 31, 2009	1,076	2.49	7.1	807

Vested and expected to vest at December 31, 2009	2,241	2.28	8.0	1,772

The total intrinsic value of options exercised during the three months ended December 31, 2009 was $0.2 million. For options exercised during the three months ended December 31, 2009, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised in the three months ended December 31, 2008.
Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2009 and the activity for the three months ended December 31, 2009 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	1,855	1.01
Vested	(91)	1.02
Forfeited	(29)	1.07

Nonvested at December 31, 2009	1,735	1.01

The total grant date fair value of stock options vested during the three months ended December 31, 2009 and 2008 was $0.1 million in each period.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 2.8 million options outstanding at December 31, 2009, 1.1 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

			Weighted-
			Average
			Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic
Time and Performance Based Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	1,099	2.05
Forfeited	(24)	2.05

Outstanding at December 31, 2009	1,075	2.05	7.9	923

Exercisable at December 31, 2009	250	1.95	7.4	239

Vested and expected to vest at December 31, 2009	563	2.01	8.2	506

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	939	0.96
Vested	(91)	1.02
Forfeited	(23)	1.06

Nonvested at December 31, 2009	825	0.95

The total grant date fair value of time and performance based stock options that vested during the three months ended December 31, 2009 and 2008 was $0.1 million in each period.
Stock Appreciation Rights:
In fiscal 2009, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, made a grant of 0.6 million stock appreciation rights (the “SARs”) to Alexander (Sandy) Young, its Chief Executive Officer (the “CEO”). The SARs represent the right to receive a payment, in shares of the Company’s common stock, equal to the product of (a) the number of SARs granted that vest and (b) the excess of (i) the closing sale price of a share of the Company’s common stock on the date that the SARs are settled over (ii) the base price of $1.51 (the closing price of a share of the Company’s common stock on Nasdaq on April 21, 2009, the date that the SARs were granted to Mr. Young).
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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young ) is £3.0 million (approximately $4.8 million at the closing exchange rate at December 31, 2009). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.
At December 31, 2009, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of December 31, 2009. At December 31, 2009, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
3.	Property and Equipment:
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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Major classes of property and equipment, net, consist of the following at December 31, 2009 and September 30, 2009 (in thousands):

	December 31,	September 30,
	2009	2009
Furniture, fixtures and equipment (including software)	$17,101	$16,448
Leasehold improvements	1,123	1,036

	18,224	17,484
Less, accumulated depreciation and amortization	10,391	9,728

	$7,833	$7,756

Depreciation and amortization of property and equipment for the three months ended December 31, 2009 and 2008 were $0.7 million and $0.6 million, respectively.
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2009 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2009	$192,900	$(97,251)	$95,649
Foreign exchange effect	72	(37)	35

Balance at December 31, 2009	$192,972	$(97,288)	$95,684

Of the $95.7 million goodwill amount, approximately $6.2 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		December 31, 2009
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 - 12	$8,505	$7,175	$1,330
Trade names	3	164	164	—
Non-compete agreements	2 - 3	192	192	—
Favorable leasehold interests	2 - 5	8	8	—

Total		$8,869	$7,539	$1,330

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		September 30, 2009
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 - 12	$8,502	$6,856	$1,646
Trade names	3	164	164	—
Non-compete agreements	2 - 3	192	192	—
Favorable leasehold interests	2 - 5	8	8	—

Total		$8,866	$7,220	$1,646

Amortization expense for other intangible assets subject to amortization was $0.3 million and $0.3 million for the three months ended December 31, 2009 and 2008, respectively. At December 31, 2009, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $0.8 million for the nine months ending September 30, 2010 and $0.4 million, $0.1 million, $0.1 million and $24,000 for the fiscal years ending September 30, 2011, 2012, 2013 and 2014, respectively. The change in the net carrying amount at December 31, 2009 is due to amortization expense and the foreign exchange effect.
5.	Accrued Expenses:
Accrued expenses consist of the following at December 31, 2009 and September 30, 2009 (in thousands):

	December 31,	September 30,
	2009	2009
Payroll and related expenses	$17,956	$19,750
Professional fees	814	1,087
Refunds payable	1,086	1,024
Other	2,779	2,443

	$22,635	$24,304

6.	Income Taxes:
The Company recorded a provision for income taxes amounting to $1.0 million or 26.5% of income before income taxes for the three months ended December 31, 2009, compared to a provision of $0.7 million or 22.6% of income before income taxes for the three months ended December 31, 2008. The difference in the effective tax rate between the three months ended December 31, 2009 and the three months ended December 31, 2008 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences.
As of December 31, 2009, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.	Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2009 and 2008, the Company had outstanding stock options (including performance-based stock options) and warrants to purchase 0.9 million and 2.6 million shares, respectively, of common stock ranging in price from $2.11 to $6.20 and $1.72 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at December 31, 2009.
The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	45,127	44,986
Effect of dilutive securities — stock options and warrants	290	—

Shares used in computation of diluted EPS of common stock	45,417	44,986

8.	Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Net income	$2,854	$2,467
Change in cumulative translation adjustment	(14)	(27,227)

Comprehensive income (loss), net of income taxes	$2,840	$(24,760)

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.	Commitments and Contingencies:
Employment Agreements
The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at December 31, 2009) in fiscal 2010.
Contractual Cash Obligations
The Company has entered into various operating lease agreements for office space and equipment. Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2009. Certain of these leases provide for renewal options.
Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment.
The following table summarizes our contractual cash obligations as of December 31, 2009 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$1,892	$985	$2,877

2011	1,693	959	2,652

2012	1,022	718	1,740

2013	348	207	555

2014	121	—	121

Thereafter	69	—	69

	$5,145	$2,869	$8,014

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.2 million for such costs at December 31, 2009 and at September 30, 2009.
In some of the Company’s supply of healthcare staffing services it has historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed it to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. The Company has undertaken a review of its post-concession VAT treatment and concluded that, other than permanent placement, its supplies are exempt from VAT on the basis that it provides nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if the Company is deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries where certain conditions are met (the “Nursing Agencies Concession”). The foregoing reflects the Company’s advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). The Company has sent correspondences to HMRC to seek its concurrence with its VAT position. HMRC has sought clarification on the Company’s historical and post-concession VAT treatment before it can make a conclusion on the Company’s VAT position. If HMRC ultimately does not concur with the Company’s VAT treatments, then a VAT liability may be imposed. At December 31, 2009, the Company has not recorded a liability relating to this matter as it believes a VAT liability is not probable to occur.
10.	Profit Sharing and Private Pension Plans:
The Company has a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. Further, as part of certain employees’ compensation, the company has agreed to make payments towards their U.K. — based private pension fund. The Company expects to contribute $0.2 million to such plans in fiscal 2010.
11.	Recent Accounting Standards:
Noncontrolling Interests. In December 2007, the Financial Accounting Standards Board (“the FASB”) issued a standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Effective October 1, 2009, the Company adopted this standard which did not have any impact on the Company’s consolidated financial position and results of operations.
Business Combinations. In December 2007, the FASB issued a standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective October 1, 2009, the Company adopted this standard which did not have any impact on the Company’s consolidated financial position and results of operations; however, this standard may have an impact on the accounting for any future acquisitions.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued a standard which enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Effective October 1, 2009, the Company adopted this standard which did not have any impact on the Company’s consolidated financial position and results of operations.
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
Consolidation of Variable Interest Entities. In June 2009, the FASB issued a standard, which changes the criteria to determine whether to consolidate a variable interest entity, to provide more relevant and reliable information to users of financial statements. This standard is effective for the Company in fiscal year beginning October 1, 2010 and is not expected to have an impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.
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
12.	Fair Value Measurements:
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
13.	Subsequent Events:
The Company has evaluated its activity through February 9, 2010, the date its financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In some of our supply of healthcare staffing services we have historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. We had undertaken a review of our post-concession VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if we are deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries if certain conditions are met (the “Nursing Agencies Concession”). Since the majority of our services are now exempt from VAT, our overall costs have increased as we are not able to recover any VAT that we incur on purchases from our suppliers (such as, for example, utilities) in respect of the goods and services that they supply to us. In addition, effective January 1, 2010, the standard rate of U.K. VAT reverted to 17.5%. (from the previous rate of 15%), which will increase the amount of any irrecoverable VAT.
The foregoing reflects our advisors’ view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). If any of our services are deemed to be not exempt from VAT, then the costs paid by our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. We have sent correspondences to HMRC to seek its concurrence with our VAT position. HMRC has sought clarification on our historical and post-concession VAT treatment before it can make a conclusion on our VAT position. If HMRC ultimately does not concur with our VAT treatment, then a VAT liability may be imposed on our company. At December 31, 2009, we have not recorded a liability relating to this matter as we believe a VAT liability is not probable to occur.

We are aware of legislative changes which will go into effect in fiscal 2011 that would disallow the U.K. tax deduction on intra-group interest expense. We are currently evaluating our intra-group position and the likely impact of this change on our consolidated financial statements and results of operations.
A further legislative change that will go into effect in April 2011 is the U.K. government’s introduction of a 1% increase to the National Insurance employer contribution amounts. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
The provisions of the Pensions Act 2008 relating to personal accounts were enacted to address the U.K. government’s concerns that many U.K. workers are not saving enough for retirement. The Pensions Act 2008 will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan. Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement. Upon the phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a Trustee Corporation. The current U.K. government plan is to introduce these new requirements starting in October 2012 and they will be phased in over a number of years. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
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
Accounts Receivable
We estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as we continue to expand our business and as conditions in the marketplace change.

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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2009. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the first quarter of fiscal 2010, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2009 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2009, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.

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
Business Combinations
Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We obtain a third-party valuation in order to complete our purchase price allocations.
Results of Operations
Overview
We are one of the larger suppliers of homecare services in the U.K. Current trends in homecare services that have continued to contribute to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, a move toward supplier consolidation by the local governmental authorities, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities. Recently, we have noticed that some local authorities and Primary Care Trusts are using consultants to review pricing and margins. This is to be expected with the current public sector debt levels and anticipated controls on spending after this year’s U.K. elections. We will continue to monitor this closely.
Nursing homes results have been impacted by the general economic market. We have experienced a lesser demand for our services from nursing homes, which we believe is a result of the economic recession, as nursing homes are trying to reduce their costs as well as their own permanent staff working additional hours.

The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage and we were successfully awarded a new Framework Agreement. The new Framework Agreement came into operation in October 2009 Our London hospital staffing branch, which represents over 70% of our hospitals revenue, grew by over 50% and was successful in maintaining a gross profit percentage similar to that of the prior year. However, this was offset by significant declines in our regional hospitals business, which traditionally was at higher margins. We believe that our plan to open a dedicated hospitals branch in the Midlands region is a sensible approach to growing this regional business on a similar model as our London operation. If successful, we will consider extending this hub approach into other key cities.
Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Revenue			Gross Profit
	Q1	Q1%		Q1	Gross	Q1	Gross	%
	2010	2009	Change	2010	Profit %	2009	Profit %	Change

(Amounts in thousands)
Homecare	$56,583	$48,257	17.3%	$17,400	30.8%	$14,952	31.0%	16.4%
Nursing Homes	5,139	7,578	-32.2%	1,628	31.7%	2,328	30.7%	-30.1%
Hospitals	5,248	5,693	-7.8%	1,123	21.4%	1,533	26.9%	-26.7%

Total, at constant exchange rates	66,970	61,528	8.8%	20,151	30.1%	18,813	30.6%	7.1%
Effect of foreign exchange	2,414	—		726		—

Total, as reported	$69,384	$61,528	12.8%	$20,877		$18,813		11.0%

SG&A, at constant exchange rates				$16,509		$15,559		6.1%
Effect of foreign exchange				571		—

Total SG&A, as reported				$17,080		$15,559		9.8%

Operating Income, at constant exchange rates				$3,642		$3,254		11.9%
Effect of foreign exchange				155		—

Operating Income, as reported				$3,797		$3,254		16.7%

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
Revenues
Total revenues for the three months ended December 31, 2009, before the favorable impact of foreign exchange rates, increased by $5.4 million, or 8.8%, to $67.0 million, compared with $61.5 million for the three months ended December 31, 2008. Contributing to the increase in revenues was homecare revenues which grew by 17.3% to $56.6 million. Nursing home revenues declined by 32.2% to $5.1 million. Hospitals revenues decreased by 7.8% to $5.3 million. After the favorable impact of currency exchange of $2.4 million, revenues increased to $69.4 million.

Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 7.1% to $20.2 million for the three months ended December 31, 2009 from $18.8 million for the three months ended December 31, 2008. Changes in foreign exchange increased gross profit by $0.7 million to $20.9 million for the three months ended December 31, 2009 compared to $18.8 million for the three months ended December 31, 2008, an increase of 11.0%. As a percentage of total revenue, gross profit for the three months ended December 31, 2009 was 30.1%, as compared to 30.6% for the comparable prior period mainly due to our sales mix.
Selling, General and Administrative Expenses
Total SG&A expenses for the three months ended December 31, 2009, before the unfavorable impact of foreign exchange, increased by $0.9 million, or 6.1% to $16.5 million compared to $15.6 million for the three months ended December 31, 2008. While current period SG&A costs of 24.6% of revenues are lower than the prior year period of 25.3%, we are continuing to invest in certain areas of our business that includes such items as continuing care, learning disabilities, IT systems, and business improvement projects to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. The increase in SG&A costs is mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system. This increase was partially offset by additional net receipts of currently available government grants for training support of $0.1 million as compared to the prior year. Changes in foreign exchange increased the reported result by $0.6 million to $17.1 million compared to $15.6 million for the three months ended December 31, 2008.
Interest Income
Total interest income for the three months ended December 31, 2009 was $0.1 million compared to $0.3 million for the three months ended December 31, 2008. The decrease in interest income was mainly attributable to decrease in interest rates.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $1.0 million or 26.5% of income before income taxes for the three months ended December 31, 2009, compared to a provision of $0.7 million or 22.6% of income before income taxes for the three months ended December 31, 2008. The difference in the effective tax rate between the three months ended December 31, 2009 and the three months ended December 31, 2008 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences.
Net Income
As a result of the foregoing, we recorded net income of $2.9 million for the three months ended December 31, 2009 compared to net income of $2.5 million for the three months ended December 31, 2008.

Liquidity and Capital Resources
General
For the three months ended December 31, 2009, we generated $1.1 million of cash from operating activities. Cash requirements for the three months ended December 31, 2009 for capital expenditures ($0.8 million) were met through cash on hand.
We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2009 and September 30, 2009, $19.7 million (11.2%) and $19.6 million (11.3%), respectively, of our total assets consisted of accounts receivable.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At December 31, 2009 and September 30, 2009, our average DSOs (excluding unbilled accounts receivable) were 26 and 25, respectively.
At December 31, 2009 gross receivables, excluding unapplied cash and surcharges, were $22.0 million, of which $17.3 million or 78.5% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $21.8 million, of which $16.6 million or 76.3% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at December 31, 2009 and September 30, 2009 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At December 31, 2009	Days	Days	Days	Days	And Over	12/31/2009

SSD	$8,709	$778	$267	$190	$261	$10,205

NHS	6,082	628	124	74	175	7,083

Commercial Payors	1,800	279	88	42	30	2,239

Private Payors	1,901	193	98	51	251	2,494

Gross AR at 12/31/09	$18,492	$1,878	$577	$357	$717	$22,021

Less: Unapplied Cash						(1,064)

Less: Surcharges(A)						(355)
Less: Allowance For Doubtful Accounts						(923)

Accounts Receivable, net						$19,679

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2009	Days	Days	Days	Days	And Over	9/30/2009

SSD	$9,138	$769	$484	$181	$359	$10,931

NHS	4,670	554	241	90	161	5,716

Commercial Payors	2,200	262	64	33	32	2,591

Private Payors	1,994	157	104	60	275	2,590

Gross AR at 9/30/09	$18,002	$1,742	$893	$364	$827	$21,828

Less: Unapplied Cash						(1,124)

Less: Surcharges(A)						(271)
Less: Allowance For Doubtful Accounts						(839)

Accounts Receivable, net						$19,594

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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

Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at December 31, 2009), in fiscal 2010.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £218,463 (approximately $348,000 at the closing exchange rate at December 31, 2009). In addition, pursuant to his employment agreement:
•	we awarded Mr. Young 0.2 million stock options in February 2008;
•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2009;

•	we provide Mr. Young with a car allowance; and
•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £161,247 (approximately $256,800 at the closing exchange rate at December 31, 2009). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2009 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$1,892	$985	$2,877

2011	1,693	959	2,652

2012	1,022	718	1,740

2013	348	207	555

2014	121	—	121

Thereafter	69	—	69

	$5,145	$2,869	$8,014

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of December 31, 2009. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs of approximately $6.9 million (at the closing exchange rate at December 31, 2009), of which $3.2 million has been incurred in fiscals 2008 and 2009 and in the three months ended December 31, 2009 and $3.7 million is expected to be incurred in the nine months ended September 30, 2010 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.
Contingencies
See Note 9 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2009 for a discussion of contingencies.
Impact of Recent Accounting Standards
See Note 11 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2010 period as compared to the year to date fiscal 2009 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $2.4 million, increased operating income of $0.2 million and increased net income of $0.1 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $6.9 million, $0.4 million and $0.3 million impact on reported quarterly revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.
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
Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 9, 2010

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)