Form 10-Q
period 2010-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2010-05-10
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common Stock	45,136,229 Shares

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
The Condensed Consolidated Financial Statements of the Company begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,571	$35,273
Accounts receivable, less allowance for doubtful accounts of $677 and $839, respectively	17,287	19,594
Unbilled accounts receivable	10,468	11,572
Deferred income taxes	407	389
Prepaid expenses and other assets	1,570	1,188

Total current assets	71,303	68,016

Property and equipment, net	8,441	7,756
Goodwill	90,665	95,649
Other intangible assets, net	968	1,646

Total assets	$171,377	$173,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$839	$1,186
Accrued expenses, inclusive of payroll and related expenses	23,304	24,304
Taxes payable	873	201

Total current liabilities	25,016	25,691

Deferred income taxes	115	103

Total liabilities	25,131	25,794

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,571 shares, respectively	457	456
Additional paid-in capital	242,054	241,555
Accumulated other comprehensive loss	(21,441)	(14,418)
Accumulated deficit	(72,530)	(78,026)

	148,540	149,567
Less cost of treasury stock (585 shares)	(2,294)	(2,294)

Total shareholders’ equity	146,246	147,273

Total liabilities and shareholders’ equity	$171,377	$173,067

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenues:
Net patient services	$65,530	$55,334	$134,914	$116,862

Cost of revenues:
Patient services	45,582	38,168	94,089	80,883

Gross profit	19,948	17,166	40,825	35,979

Selling, general and administrative expenses	16,346	14,389	33,426	29,948

Operating income	3,602	2,777	7,399	6,031

Interest income	86	115	191	379
Interest expense	—	(7)	—	(14)
Foreign exchange loss	(195)	(45)	(213)	(367)

Income before income taxes and discontinued operations	3,493	2,840	7,377	6,029

Provision for income taxes	851	696	1,881	1,418

Income from continuing operations	2,642	2,144	5,496	4,611

Discontinued operations:
Income from discontinued operations, net of taxes	—	367	—	367

Net income	$2,642	$2,511	$5,496	$4,978

Basic and diluted net income per share of common stock
Income from continuing operations	$0.06	$0.05	$0.12	$0.10
Income from discontinued operations	—	0.01	—	0.01

Net income per share of common stock	$0.06	$0.06	$0.12	$0.11

Weighted average number of common shares outstanding:
Basic	45,136	44,986	45,131	44,986

Diluted	45,405	44,986	45,411	44,986

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,496	$4,978
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(367)
Depreciation and amortization	1,467	1,198
Amortization of intangible assets	625	608
Foreign exchange loss	187	104
(Decrease) increase in allowance for doubtful accounts	(39)	106
Loss on sale of fixed assets	1	5
Stock based compensation	213	198
Deferred income taxes	25	1,403
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	1,376	2,920
Decrease (increase) in prepaid expenses and other assets	47	(1,700)
Increase (decrease) in accounts payable and other liabilities	980	(2)

Net cash provided by continuing operations	10,378	9,451

Cash flows from investing activities:
Capital expenditures	(2,066)	(1,574)
Proceeds from sale of business	—	113
Proceeds from sale of property and equipment	56	1
Payments on acquisitions payable	—	(170)

Net cash used in investing activities	(2,010)	(1,630)

Cash flows from financing activities:
Stock options exercised	288	—

Net cash provided by financing activities	288	—

Effect of exchange rate on cash	(2,358)	(5,948)

Increase in cash	6,298	1,873

Cash and cash equivalents, beginning of period	35,273	26,199

Cash and cash equivalents, end of period	$41,571	$28,072

Supplemental cash flow information:
Cash paid for interest	$—	$14

Cash paid for income taxes, net	$217	$—

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$623	$—

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
The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2009 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2009. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of operating results for the full year.
2.	Stock-Based Compensation:
Stock Options
For the three and six months ended March 31, 2010 and 2009, stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.1 million and $0.2 million, respectively. As of March 31, 2010, there was $0.7 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 3.0 million shares at March 31, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following is a summary of stock option activity during the three and six months ended March 31, 2010 (in thousands, except per share data):

	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at December 31, 2009	2,811	2.24
Forfeited	(97)	2.07

Outstanding at March 31, 2010	2,714	2.25

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	2,991	2.22
Exercised	(150)	1.92
Forfeited	(127)	2.07

Outstanding at March 31, 2010	2,714	2.25	7.6	1,663

Exercisable at March 31, 2010	1,075	2.49	6.7	627

Vested and expected to vest at March 31, 2010	2,123	2.29	7.7	1,298

The total intrinsic value of options exercised during the six months ended March 31, 2010 was $0.2 million. For options exercised during the six months ended March 31, 2010, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised in the three and six months ended March 31, 2009.
Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2010 and the activity for the three and six months ended March 31, 2010 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at December 31, 2009	1,735	1.01
Forfeited	(96)	1.04

Nonvested at March 31, 2010	1,639	1.01

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	1,855	1.01
Vested	(91)	1.02
Forfeited	(125)	1.05

Nonvested at March 31, 2010	1,639	1.01

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The total grant date fair value of stock options vested during the six months ended March 31, 2010 and 2009 was $0.1 million in each period. There were no stock options that vested during the three months ended March 31, 2010 or 2009.
The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 2.7 million options outstanding at March 31, 2010, 1.0 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

	Stock	Weighted-Average
Time and Performance Based Stock Options	Options	Exercise Price ($)
Outstanding at December 31, 2009	1,075	2.05
Forfeited	(76)	2.06

Outstanding at March 31, 2010	999	2.05

			Weighted-Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Time and Performance Based Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	1,099	2.05
Forfeited	(100)	2.06

Outstanding at March 31, 2010	999	2.05	7.5	668

Exercisable at March 31, 2010	249	1.95	6.7	191

Vested and expected to vest at March 31, 2010	462	1.99	7.5	335

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at December 31, 2009	825	0.95
Forfeited	(75)	1.03

Nonvested at March 31, 2010	750	0.95

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	939	0.96
Vested	(91)	1.02
Forfeited	(98)	1.03

Nonvested at March 31, 2010	750	0.95

The total grant date fair value of time and performance based stock options that vested during the six months ended March 31, 2010 and 2009 was $0.1 million in each period.

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
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young) is £3.0 million (approximately $4.5 million at the closing exchange rate at March 31, 2010). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2010, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of March 31, 2010. At March 31, 2010, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
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
Major classes of property and equipment, net, consist of the following at March 31, 2010 and September 30, 2009 (in thousands):

	March 31,	September 30,
	2010	2009
Furniture, fixtures and equipment (including software)	$17,781	$16,448
Leasehold improvements	1,119	1,036

	18,900	17,484
Less, accumulated depreciation and amortization	10,459	9,728

	$8,441	$7,756

Depreciation and amortization of property and equipment for the three and six months ended March 31, 2010 were $0.7 million and $1.5 million, respectively. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2009 were $0.6 million and $1.2 million, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2010 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2009	$192,900	$(97,251)	$95,649
Foreign exchange effect	(10,175)	5,191	(4,984)

Balance at March 31, 2010	$182,725	$(92,060)	$90,665

Of the $90.7 million goodwill amount, approximately $5.5 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		March 31, 2010
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 – 12	$8,048	$7,080	$968
Trade names	3	155	155	—
Non-compete agreements	2 – 3	182	182	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$8,392	$7,424	$968

		September 30, 2009
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	5 – 12	$8,502	$6,856	$1,646
Trade names	3	164	164	—
Non-compete agreements	2 – 3	192	192	—
Favorable leasehold interests	2 – 5	8	8	—

Total		$8,866	$7,220	$1,646

Amortization expense for other intangible assets subject to amortization was $0.3 million and $0.6 million for the three and six months ended March 31, 2010 and 2009, respectively. At March 31, 2010, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $0.5 million for the six months ending September 30, 2010 and $0.4 million, $0.1 million, $0.1 million and $23,000 for the fiscal years ending September 30, 2011, 2012, 2013 and 2014, respectively. The change in the net carrying amount at March 31, 2010 is due to amortization expense and the foreign exchange effect.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.	Accrued Expenses:
Accrued expenses consist of the following at March 31, 2010 and September 30, 2009 (in thousands):

	March 31,	September 30,
	2010	2009
Payroll and related expenses	$17,956	$19,750
Professional fees	1,035	1,087
Refunds payable	998	1,024
Other	3,315	2,443

	$23,304	$24,304

6.	Income Taxes:
The Company recorded a provision for income taxes amounting to $0.9 million or 24.4% of income before income taxes and discontinued operations for the three months ended March 31, 2010, compared to a provision of $0.7 million or 24.5% of income before income taxes and discontinued operations for the three months ended March 31, 2009. The Company recorded a provision for income taxes amounting to $1.9 million or 25.5% of income before income taxes and discontinued operations for the six months ended March 31, 2010, compared to a provision of $1.4 million or 23.5% of income before income taxes and discontinued operations for the six months ended March 31, 2009. The difference in the effective tax rate between the three and six months ended March 31, 2010 and the three and six months ended March 31, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences.
As of March 31, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.
7.	Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2010 and 2009, the Company had outstanding stock options (including performance-based stock options) and warrants to purchase 0.9 million and 2.6 million shares, respectively, of common stock ranging in price from $2.01 to $6.20 and $1.72 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at March 31, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	45,136	44,986	45,131	44,986
Effect of dilutive securities — stock options and warrants	269	—	280	—

Shares used in computation of diluted EPS of common stock	45,405	44,986	45,411	44,986

8.	Comprehensive (Loss) Income:
Components of comprehensive (loss) income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive (loss) income impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive (loss) income for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$2,642	$2,511	$5,496	$4,978
Change in cumulative translation adjustment	(7,009)	(2,020)	(7,023)	(29,247)

Comprehensive (loss) income, net of income taxes	$(4,367)	$491	$(1,527)	$(24,269)

9.	Commitments and Contingencies:
Employment Agreements
The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at March 31, 2010) in fiscal 2010.
Contractual Cash Obligations
The Company has entered into various operating lease agreements for office space and equipment. Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2010. Certain of these leases provide for renewal options.
Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment and software.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes our contractual cash obligations as of March 31, 2010 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$1,278	$356	$1,634
2011	1,868	1,201	3,069
2012	1,180	974	2,154
2013	457	196	653
2014	187	—	187
Thereafter	79	—	79

	$5,049	$2,727	$7,776

Contingencies:
The Company believes that it has been in compliance, in all material respects, with the applicable provisions of the federal statutes, regulations and laws and applicable state laws, together with the applicable laws and regulations of other countries in which the Company operates. There can be no assurance that an enforcement action will not be brought against the Company for violations of applicable law or that the Company will not be found to be in violation of one or more of these provisions. If the Company is found to have violated laws or regulations that are applicable to it, the Company could incur civil and/or criminal penalties as well as adverse publicity. In addition, in such circumstances, the parties to certain of the Company’s existing contracts could exercise their right to terminate their contracts with the Company and/or the Company might find itself disadvantaged when bidding on new contracts. At present, the Company cannot anticipate what impact, if any, administrative or judicial interpretation of the applicable federal and state laws and those of other countries may have on the Company’s consolidated financial position, cash flows or results of operations.
The Company is involved in various legal proceedings and claims incidental to its normal business activities. The Company is vigorously defending its position in all such proceedings. Management believes these matters should not have a material adverse impact on the consolidated financial position, cash flows or results of operations of the Company.
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.2 million for such costs at March 31, 2010 and at September 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In some of the Company’s supply of healthcare staffing services it has historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed it to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. The Company has undertaken a review of its post-concession VAT treatment and concluded that, other than permanent placement, its supplies are exempt from VAT on the basis that it provides nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if the Company is deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries where certain conditions are met (the “Nursing Agencies Concession”). The foregoing reflects the Company’s advisors view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). The Company has sent correspondences to HMRC to seek its concurrence with its VAT position. HMRC has sought clarification on the Company’s historical and post-concession VAT treatment before it can make a conclusion on the Company’s VAT position. If HMRC ultimately does not concur with the Company’s VAT treatments, then a VAT liability may be imposed. At March 31, 2010, the Company has not recorded a liability relating to this matter as it believes a VAT liability is not probable to occur.
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
(Unaudited)
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
In some of our supply of healthcare staffing services we have historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. We had undertaken a review of our post-concession VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if we are deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries if certain conditions are met (the “Nursing Agencies Concession”). Since the majority of our services are now exempt from VAT, our overall costs have increased as we are not able to recover any VAT that we incur on purchases from our suppliers (such as, for example, utilities) in respect of the goods and services that they supply to us. In addition, effective January 1, 2010, the standard rate of U.K. VAT reverted to 17.5%. (from the previous rate of 15%), which has and will continue to increase the amount of any irrecoverable VAT.
The foregoing reflects our advisors’ view of the law as it currently stands, but there is a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). If any of our services are deemed to be not exempt from VAT, then the costs paid by our customers may increase, thereby potentially reducing our competitiveness, revenues and/or profit margins. We have sent correspondences to HMRC to seek its concurrence with our VAT position. HMRC has sought clarification on our historical and post-concession VAT treatment before it can make a conclusion on our VAT position. If HMRC ultimately does not concur with our VAT treatment, then a VAT liability may be imposed on our company. At March 31, 2010, we have not recorded a liability relating to this matter as we believe a VAT liability is not probable to occur.

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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2010. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the interim period quarters of fiscal 2010, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2009 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2010, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.

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
Business Combinations
Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We obtain a third-party valuation in order to complete our purchase price allocations.
Results of Operations
Overview
We are one of the larger suppliers of homecare services in the U.K. Current trends in homecare services that have continued to contribute to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, a move toward supplier consolidation by the local governmental authorities, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities. Over the last few months we have seen a switch away from the traditional larger block/spot contract tenders to smaller framework preferred supplier contracts, often in specialist services. However, we may see some price pressures arising from the inevitable tightening of public sector budgets as a result of the current state of the public finances. Also, the pending U.K. political change from the recent election is impacting local authority and Primary Care Trusts decision making while they await the future direction of policy making related to health and social care. While all the main political parties support more care at home, which is away from more expensive residential care, the method of procurement and the extent of some of the current initiatives like personalization and independent budgets, should become clearer over the next twelve months. We will continue to monitor this closely.

Nursing homes results have been impacted by the general economic market. We have experienced a lesser demand for our services from nursing homes, which we believe is a result of the economic recession, as nursing homes are trying to reduce their costs as well as their own permanent staff working additional hours. In addition, nursing homes have been impacted by the general move of care from establishments to homecare as well as the fact that smaller suppliers, who previously serviced local government authority work and social services, are focusing more on agency business.
The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage and we were successfully awarded a new Framework Agreement. The new Framework Agreement came into operation in October 2009. The new Framework Agreement seems to be working better than the old framework agreement, the London region has opted out of the new Framework Agreement and chosen to re-tender separately under the London regional framework agreement. We are currently awaiting the formal notification of contract award to the London region for this separate framework. In addition, we are in the process of tendering for the Scottish and Wales framework agreements. Our new Midland hospital business hub has now opened and we hope to see benefits arising from this in our next financial year. If successful, we will consider extending this hub approach into other key cities.
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Revenue			Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
			%		Gross		Gross	%
(Amounts in thousands)	2010	2009	Change	2010	Profit %	2009	Profit %	Change

Homecare	$51,621	$44,439	16.2%	$15,957	30.9%	$14,059	31.6%	13.5%
Nursing Homes	4,095	5,943	-31.1%	1,334	32.6%	1,856	31.2%	-28.1%
Hospitals	4,652	4,952	-6.1%	1,091	23.5%	1,251	25.3%	-12.8%

Total, at constant exchange rates	60,368	55,334	9.1%	18,382	30.4%	17,166	31.0%	7.1%
Effect of foreign exchange	5,162	—		1,566		—

Total, as reported	$65,530	$55,334	18.4%	$19,948		$17,166		16.2%

SG&A, at constant exchange rates				$15,120		$14,389		5.1%
Effect of foreign exchange				1,226		—

Total SG&A, as reported				$16,346		$14,389		13.6%

Operating Income, at constant exchange rates				$3,262		$2,777		17.5%
Effect of foreign exchange				340		—

Operating Income, as reported				$3,602		$2,777		29.7%

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

Revenues
Total revenues for the three months ended March 31, 2010, before the favorable impact of foreign exchange rates, increased by $5.0 million, or 9.1%, to $60.3 million, compared with $55.3 million for the three months ended March 31, 2009. Contributing to the increase in revenues was homecare revenues which grew by 16.2% to $51.6 million. Nursing home revenues declined by 31.1% to $4.1 million. Hospitals revenues decreased by 6.1% to $4.6 million. After the favorable impact of currency exchange of $5.2 million, revenues increased to $65.5 million.
Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 7.1% to $18.4 million for the three months ended March 31, 2010 from $17.2 million for the three months ended March 31, 2009. Changes in foreign exchange increased gross profit by $1.5 million to $19.9 million for the three months ended March 31, 2010 compared to $17.2 million for the three months ended March 31, 2009, an increase of 16.2%. As a percentage of total revenue, gross profit for the three months ended March 31, 2010 was 30.4%, as compared to 31.0% for the comparable prior period mainly due to our sales mix.
Selling, General and Administrative Expenses
Total SG&A expenses for the three months ended March 31, 2010, before the unfavorable impact of foreign exchange, increased by $0.7 million, or 5.1% to $15.1 million compared to $14.4 million for the three months ended March 31, 2009. While current period SG&A costs of 24.9% of revenues are lower than the prior year period of 26.0%, we incurred, in the current period, additional costs in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange increased the reported result by $1.2 million to $16.3 million compared to $14.4 million for the three months ended March 31, 2009.
Interest Income
Total interest income for the three months ended March 31, 2010 was $0.1 million compared to $0.1 million for the three months ended March 31, 2009.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $0.9 million or 24.4% of income before income taxes and discontinued operations for the three months ended March 31, 2010, compared to a provision of $0.7 million or 24.5% of income before income taxes and discontinued operations for the three months ended March 31, 2009. The difference in the effective tax rate between the three months ended March 31, 2010 and the three months ended March 31, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences.
Income From Continuing Operations
As a result of the foregoing, we recorded income from continuing operations of $2.6 million for the three months ended March 31, 2010 compared to income from continuing operations of $2.1 million for the three months ended March 31, 2009.

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
In the three months ended March 31, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs had expired.
Net Income
As a result of the foregoing, we recorded net income of $2.6 million for the three months ended March 31, 2010 compared to net income of $2.5 million for the three months ended March 31, 2009.
Six Months Ended March 31, 2010 vs. Six Months Ended March 31, 2009
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Revenue			Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
			%		Gross		Gross	%
(Amounts in thousands)	2010	2009	Change	2010	Profit %	2009	Profit %	Change

Homecare	$108,204	$92,696	16.7%	$33,357	30.8%	$29,011	31.3%	15.0%
Nursing Homes	9,234	13,521	-31.7%	2,962	32.1%	4,184	30.9%	-29.2%
Hospitals	9,900	10,645	-7.0%	2,214	22.4%	2,784	26.2%	-20.5%

Total, at constant exchange rates	127,338	116,862	9.0%	38,533	30.3%	35,979	30.8%	7.1%
Effect of foreign exchange	7,576	—		2,292		—

Total, as reported	$134,914	$116,862	15.4%	$40,825		$35,979		13.5%

SG&A, at constant exchange rates				$31,629		$29,948		5.6%
Effect of foreign exchange				1,797		—

Total SG&A, as reported				$33,426		$29,948		11.6%

Operating Income, at constant exchange rates				$6,904		$6,031		14.5%
Effect of foreign exchange				495		—

Operating Income, as reported				$7,399		$6,031		22.7%

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

Revenues
Total revenues for the six months ended March 31, 2010, before the favorable impact of foreign exchange rates, increased by $10.5 million, or 9.0%, to $127.3 million, compared with $116.9 million for the six months ended March 31, 2009. Contributing to the increase in revenues was homecare revenues which grew by 16.7% to $108.2 million. Nursing home revenues declined by 31.7% to $9.2 million. Hospitals revenues decreased by 7.0% to $9.9 million. After the favorable impact of currency exchange of $7.6 million, revenues increased to $134.9 million.
Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 7.1% to $38.5 million for the six months ended March 31, 2010 from $36.0 million for the six months ended March 31, 2009. Changes in foreign exchange increased gross profit by $2.3 million to $40.8 million for the six months ended March 31, 2010 compared to $36.0 million for the six months ended March 31, 2009, an increase of 13.5%. As a percentage of total revenue, gross profit for the six months ended March 31, 2010 was 30.3%, as compared to 30.8% for the comparable prior period mainly due to our sales mix.
Selling, General and Administrative Expenses
Total SG&A expenses for the six months ended March 31, 2010, before the unfavorable impact of foreign exchange, increased by $1.7 million, or 5.6% to $31.6 million compared to $29.9 million for the six months ended March 31, 2009. While current period SG&A costs of 24.8% of revenues are lower than the prior year period of 25.6%, we incurred additional costs, in the current period, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange increased the reported result by $1.8 million to $33.4 million compared to $29.9 million for the six months ended March 31, 2009.
Interest Income
Total interest income for the six months ended March 31, 2010 was $0.2 million compared to $0.4 million for the six months ended March 31, 2009. The decrease in interest income was mainly attributable to decrease in interest rates.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $1.9 million or 25.5% of income before income taxes and discontinued operations for the six months ended March 31, 2010, compared to a provision of $1.4 million or 23.5% of income before income taxes and discontinued operations for the six months ended March 31, 2009. The difference in the effective tax rate between the six months ended March 31, 2010 and the six months ended March 31, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences.

Income From Continuing Operations
As a result of the foregoing, we recorded income from continuing operations of $5.5 million for the six months ended March 31, 2010 compared to income from continuing operations of $4.6 million for the six months ended March 31, 2009.
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
In the six months ended March 31, 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs had expired.
Net Income
As a result of the foregoing, we recorded net income of $5.5 million for the six months ended March 31, 2010 compared to net income of $5.0 million for the six months ended March 31, 2009.
Liquidity and Capital Resources
General
For the six months ended March 31, 2010, we generated $10.4 million of cash from operating activities. Cash requirements for the six months ended March 31, 2010 for capital expenditures ($2.1 million) were met through cash on hand.
We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2010 and September 30, 2009, $17.3 million (10.1%) and $19.6 million (11.3%), respectively, of our total assets consisted of accounts receivable.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At March 31, 2010 and September 30, 2009, our average DSOs (excluding unbilled accounts receivable) were 24 and 25, respectively. At March 31, 2010 and September 30, 2009, our average DSOs (including unbilled accounts receivable) were 38 and 40, respectively.

At March 31, 2010 gross receivables, excluding unapplied cash and surcharges, were $19.2 million, of which $14.9 million or 77.5% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $21.8 million, of which $16.6 million or 76.3% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.
The following table summarizes the accounts receivable aging by payor mix at March 31, 2010 and September 30, 2009 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At March 31, 2010	Days	Days	Days	Days	And Over	3/31/2010
SSD	$8,177	$430	$165	$96	$238	$9,106
NHS	5,102	451	79	65	93	5,790
Commercial Payors	1,842	173	26	21	29	2,091
Private Payors	1,779	119	50	54	235	2,237

Gross AR at 3/31/10	$16,900	$1,173	$320	$236	$595	$19,224

Less: Unapplied Cash						(1,009)
Less: Surcharges(A)						(251)
Less: Allowance For Doubtful Accounts						(677)

Accounts Receivable, net						$17,287

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2009	Days	Days	Days	Days	And Over	9/30/2009
SSD	$9,138	$769	$484	$181	$359	$10,931
NHS	4,670	554	241	90	161	5,716
Commercial Payors	2,200	262	64	33	32	2,591
Private Payors	1,994	157	104	60	275	2,590

Gross AR at 9/30/09	$18,002	$1,742	$893	$364	$827	$21,828

Less: Unapplied Cash						(1,124)
Less: Surcharges(A)						(271)
Less: Allowance For Doubtful Accounts						(839)

Accounts Receivable, net						$19,594

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at March 31, 2010), in fiscal 2010.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £218,463 (approximately $329,000 at the closing exchange rate at March 31, 2010). In addition, pursuant to his employment agreement:
•	we awarded Mr. Young 0.2 million stock options in February 2008;

•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2010;

•	we provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £161,247 (approximately $243,000 at the closing exchange rate at March 31, 2010). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Operating Leases
The Company has entered into various operating lease agreements for office space and equipment. Certain of these leases provide for renewal options.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of March 31, 2010 (dollars in thousands):

	Total Lease	Total Other	Total
Fiscal	Obligations	Obligations	Obligations
2010	$1,278	$356	$1,634
2011	1,868	1,201	3,069
2012	1,180	974	2,154
2013	457	196	653
2014	187	—	187
Thereafter	79	—	79

	$5,049	$2,727	$7,776

Lease obligations reflect future minimum rental commitments required under operating lease agreements as of March 31, 2010. Certain of these leases provide for renewal options. Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $6.5 million (at the closing exchange rate at March 31, 2010), of which $3.5 million has been incurred in fiscals 2008 and 2009 and in the six months ended March 31, 2010 and $3.0 million is expected to be incurred in the six months ended September 30, 2010 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.
Contingencies
See Note 9 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2010 for a discussion of contingencies.
Impact of Recent Accounting Standards
See Note 11 of the Notes to Condensed Consolidated Financial Statements for our quarter ended March 31, 2010 for a discussion of the impact of recent accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2010 period as compared to the year to date fiscal 2009 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $7.6 million, increased operating income of $0.5 million and increased net income from continuing operations of $0.3 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $13.5 million, $0.9 million and $0.5 million impact on reported year to date revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relate primarily to our cash equivalents. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.
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
Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.	Exhibits

4.1
Amendment No. 1 to Rights Agreement, dated as of March 10, 2010, entered into by Allied Healthcare International Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010; File No. 001-11570).

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
Dated: May 10, 2010

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)