Form 10-Q
period 2010-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2010-08-04
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock	44,023,502 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.
THIRD QUARTER REPORT ON FORM 10-Q

Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include: general economic and market conditions; the effect of the change in the U.K. government and the impact of proposed changes in recent policy making related to health and social care that may reduce revenue and profitability; Allied Healthcare International Inc.’s (the “Company”) ability to continue to recruit and retain flexible healthcare staff; the Company’s ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals, other healthcare facility clients and private clients on terms attractive to the Company; the general level of demand and spending for healthcare and social care; dependence on the proper functioning of the Company’s information systems; the effect of existing or future government regulation of the healthcare and social care industry, and the Company’s ability to comply with these regulations; the impact of medical malpractice and other claims asserted against the Company; the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability; the ability to use net operating loss carry forwards to offset net income; the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses. Other factors that could cause actual results to differ from those discussed in or implied by the forward-looking statements in this Quarterly Report include those described in the Company’s most recently filed SEC documents, such as its most recent annual report on Form 10-K, all quarterly reports on Form 10-Q and any current reports on Form 8-K filed since the date of the last Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Financial Statements (Unaudited).
The Condensed Consolidated Financial Statements of the Company begin on page 3.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2010	September 30,
	(Unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$36,954	$35,273
Accounts receivable, less allowance for doubtful accounts of $694 and $839, respectively	19,584	19,594
Unbilled accounts receivable	10,970	11,572
Deferred income taxes	403	389
Prepaid expenses and other assets	1,501	1,188

Total current assets	69,412	68,016

Property and equipment, net	9,303	7,756
Goodwill	98,114	95,649
Other intangible assets, net	3,699	1,646

Total assets	$180,528	$173,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,099	$1,186
Current maturities of debt and capital leases	567	—
Accrued expenses, inclusive of payroll and related expenses	24,866	24,304
Taxes payable	970	201

Total current liabilities	27,502	25,691

Long-term debt and capital leases, net of current maturities	394	—
Deferred income taxes	1,425	103
Other long-term liabilities	294	—

Total liabilities	29,615	25,794

Commitments and contingencies (Note 11)

Noncontrolling interest (Note 5)	4,028	—

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,571 shares, respectively	457	456
Additional paid-in capital	242,312	241,555
Accumulated other comprehensive loss	(21,403)	(14,418)
Accumulated deficit	(70,870)	(78,026)

	150,496	149,567
Less cost of treasury stock (1,089 and 585 shares, respectively)	(3,611)	(2,294)

Total shareholders’ equity	146,885	147,273

Total liabilities and shareholders’ equity	$180,528	$173,067

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Net patient services	$65,748	$63,103	$200,662	$179,965

Cost of revenues:
Patient services	45,980	43,930	140,069	124,813

Gross profit	19,768	19,173	60,593	55,152

Selling, general and administrative expenses	17,176	16,276	50,602	46,224

Operating income	2,592	2,897	9,991	8,928

Interest income	84	76	275	453
Interest expense	(10)	—	(10)	(12)
Foreign exchange (loss) income	(46)	307	(259)	(60)

Income before income taxes and discontinued operations	2,620	3,280	9,997	9,309

Provision for income taxes	903	892	2,784	2,310

Income from continuing operations	1,717	2,388	7,213	6,999

Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—	367

Net income	1,717	2,388	7,213	7,366

Less: Net income attributable to noncontrolling interest	(57)	—	(57)	—

Net income attributable to Allied Healthcare International Inc.	$1,660	$2,388	$7,156	$7,366

Amounts attributable to Allied Healthcare International Inc.:
Income from continuing operations, net of tax	$1,660	$2,388	$7,156	$6,999
Discontinued operations, net of tax	—	—	—	367

Net income	$1,660	$2,388	$7,156	$7,366

Earnings per share — basic and diluted attributable to Allied Healthcare International Inc. common shareholders
Income from continuing operations	$0.04	$0.05	$0.16	$0.15
Discontinued operations	—	—	—	0.01

Net income attributable to Allied Healthcare International Inc. common shareholders	$0.04	$0.05	$0.16	$0.16

Weighted average number of common shares outstanding:
Basic	45,045	44,986	45,102	44,986

Diluted	45,269	44,998	45,363	44,990

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,213	$7,366
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(367)
Depreciation and amortization	2,242	1,880
Amortization of intangible assets	952	921
Foreign exchange gain	(2)	(221)
(Decrease) increase in provision for allowance for doubtful accounts	(24)	100
(Gain) loss on sale of fixed assets	(2)	11
Stock based compensation	471	366
Deferred income taxes	102	(246)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(335)	(518)
Decrease (increase) in prepaid expenses and other assets	671	(1,137)
Increase in accounts payable and other liabilities	1,693	2,875

Net cash provided by continuing operations	12,981	11,030

Cash flows from investing activities:
Capital expenditures	(2,428)	(2,152)
Proceeds from sale of business	—	114
Proceeds from sale of property and equipment	62	1
Acquisition of controlling interest, net of cash acquired	(5,812)	—
Payments on acquisitions payable	—	(171)

Net cash used in investing activities	(8,178)	(2,208)

Cash flows from financing activities:
Stock options exercised	288	—
Borrowings under invoice discounting facility, net	248	—
Repayments of debt and capital lease obligations	(121)	—
Treasury shares acquired	(1,317)	—

Net cash used in financing activities	(902)	—

Effect of exchange rate on cash	(2,220)	(1,361)

Increase in cash	1,681	7,461

Cash and cash equivalents, beginning of period	35,273	26,199

Cash and cash equivalents, end of period	$36,954	$33,660

Supplemental cash flow information:
Cash paid for interest	$10	$300

Cash paid for income taxes, net	$1,025	$137

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other long-term liabilities	$609	$—

Details of business acquired in purchase transactions:
Fair value of assets acquired	$12,430

Liabilities assumed or incurred	$2,694

Noncontrolling interest	$3,888

Cash paid for acquisitions	$5,848
Cash acquired	36

Net cash paid for acquisitions	$5,812

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

On May 14, 2010 the Company acquired a 50.1% shareholding in a group of businesses commonly known as Homecare Independent Living Group. The results of these acquired businesses are reflected in our condensed consolidated results as of the acquisition date. See Note 5 for details of acquisition transaction.

Essentially, all services provided by the Company are provided by its integrated network of approximately 115 branches, which are located throughout most of the U.K. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all its branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2009 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2009. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of operating results for the full year.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.	Stock-Based Compensation:
Stock Options

For the three and nine months ended June 30, 2010, stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.3 million and $0.5 million, respectively. For the three and nine months ended June 30, 2009, stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.1 million and $0.3 million, respectively. As of June 30, 2010, there was $1.4 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2.1 million shares at June 30, 2010.

Following is a summary of stock option activity during the three and nine months ended June 30, 2010 (in thousands, except per share data):

	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at March 31, 2010	2,714	2.25
Granted	1,018	2.59
Forfeited	(63)	2.10

Outstanding at June 30, 2010	3,669	2.34

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	2,991	2.22
Granted	1,018	2.59
Exercised	(150)	1.92
Forfeited	(190)	2.08

Outstanding at June 30, 2010	3,669	2.34	8.1	618

Exercisable at June 30, 2010	1,496	2.40	7.2	338

Vested and expected to vest at June 30, 2010	2,902	2.38	8.1	484

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average grant-date fair value of stock options granted during the three and nine months ended June 30, 2010 was $1.25. The weighted average grant-date fair value of stock options granted during the three and nine months ended June 30, 2009 was $1.02. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and Nine Months Ended	Three and Nine Months Ended
	June 30, 2010	June 30, 2009
Expected life (years)	6.0	6.0
Risk-free interest rate	2.0%	2.7%
Volatility	49.1%	52.7%
Expected dividend yield	0%	0%

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

The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $0.2 million. For options exercised during the nine months ended June 30, 2010, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised in the three and nine months ended June 30, 2009.

Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2010 and the activity for the three and nine months ended June 30, 2010 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at March 31, 2010	1,639	1.01
Granted	1,018	1.25
Vested	(434)	1.08
Forfeited	(50)	1.10

Nonvested at June 30, 2010	2,173	1.11

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	1,855	1.01
Granted	1,018	1.25
Vested	(525)	1.07
Forfeited	(175)	1.06

Nonvested at June 30, 2010	2,173	1.11

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The total grant date fair value of stock options vested during the three and nine months ended June 30, 2010 was $0.5 million and $0.6 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended June 30, 2009 was $0.3 million and $0.5 million, respectively.

The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.7 million options outstanding at June 30, 2010, 1.3 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

	Stock	Weighted-Average
Time and Performance Based Stock Options	Options	Exercise Price ($)
Outstanding at March 31, 2010	999	2.05
Granted	362	2.59
Forfeited	(43)	2.09

Outstanding at June 30, 2010	1,318	2.20

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Time and Performance Based Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	1,099	2.05
Granted	362	2.59
Forfeited	(143)	2.07

Outstanding at June 30, 2010	1,318	2.20	8.0	259

Exercisable at June 30, 2010	312	1.96	7.1	111

Vested and expected to vest at June 30, 2010	660	2.23	8.3	135

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at March 31, 2010	750	0.95
Granted	362	1.26
Vested	(76)	1.03
Forfeited	(30)	1.10

Nonvested at June 30, 2010	1,006	1.05

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	939	0.96
Granted	362	1.26
Vested	(168)	1.03
Forfeited	(127)	1.05

Nonvested at June 30, 2010	1,006	1.05

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The total grant date fair value of time and performance based stock options that vested during the three and nine months ended June 30, 2010 was $0.1 million and $0.2 million, respectively. There were no time and performance based stock options that vested during the three months ended June 30, 2009. The total grant date fair value of time and performance based stock options that vested during the nine months ended June 30, 2009 was $0.1 million.

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

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
If the actual results for any performance measure fall between the threshold and the base, or between the base and the stretch, vesting of the SARs will be prorated.

The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young) is £3.0 million (approximately $4.5 million at the closing exchange rate at June 30, 2010). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

At June 30, 2010, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of June 30, 2010. At June 30, 2010, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.

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

Major classes of property and equipment, net, consist of the following at June 30, 2010 and September 30, 2009 (in thousands):

	June 30,	September 30,
	2010	2009
Furniture, fixtures and equipment (including software)	$19,108	$16,448
Leasehold improvements	1,410	1,036

	20,518	17,484
Less, accumulated depreciation and amortization	11,215	9,728

	$9,303	$7,756

Included in property and equipment, net, is $1.2 million of fixed assets acquired in the HILG acquisition. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2010 were $0.8 million and $2.2 million, respectively. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2009 were $0.7 million and $1.9 million, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2010 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2009	$192,900	$(97,251)	$95,649
Goodwill acquired during the year	7,294	—	7,294
Foreign exchange effect	(10,027)	5,198	(4,829)

Balance at June 30, 2010	$190,167	$(92,053)	$98,114

Of the $98.1 million goodwill amount, approximately $5.2 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		June 30, 2010
	Range Of	Gross		Net
	Live	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount
Customer relationships	4 – 12	$9,901	$7,398	$2,503
Trade names	3 – 20	1,361	165	1,196
Non-compete agreements	2 – 3	182	182	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$11,451	$7,752	$3,699

		September 30, 2009
	Range Of	Gross		Net
	Live	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount
Customer relationships	5 – 12	$8,502	$6,856	$1,646
Trade names	3	164	164	—
Non-compete agreements	2 – 3	192	192	—
Favorable leasehold interests	2 – 5	8	8	—

Total		$8,866	$7,220	$1,646

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense for other intangible assets subject to amortization was $0.3 million and $1.0 million for the three and nine months ended June 30, 2010. Amortization expense for other intangible assets subject to amortization was $0.3 million and $0.9 million for the three and nine months ended June 30, 2009. At June 30, 2010, estimated future amortization expense of other intangible assets still subject to amortization for the three months ending September 30, 2010 and the succeeding fiscal years is as follows:

Remainder of 2010	$362
2011	876
2012	583
2013	581
2014	353
Thereafter	944

$3,699

The change in the net carrying amount at June 30, 2010 is due to other intangible assets acquired during the year, amortization expense and the foreign exchange effect.
5.	Business Combinations:

On May 14, 2010 the Company acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”). The company acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.8 million, at the acquisition date exchange rate). Such consideration may be adjusted based on the final value of the net assets. This was funded through the Company’s cash on hand. In addition, the Company has also entered into call option agreements giving the Company the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require the Company to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by the Company for 100% of the HILG business will be £7.7 million ($11.5 million at the closing exchange rate at June 30, 2010). The maximum amount payable by the Company for 100% of the HILG business will be £11.2 million ($16.9 million at the closing exchange rate at June 30, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled with four operating divisions in Northern Ireland and an increasing presence in the Republic of Ireland (Eire). This acquisition gives the Company a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for the Company with what management believes to be strong growth potential. Further, the two sellers of HILG will remain in their existing roles as directors of HILG and will be joined by additional directors appointed by the Company to this business.

The goodwill of $7.3 million arising from the acquisition consists largely of the benefits expected from this transaction. None of the goodwill recognized is expected to be deductible for income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarizes the consideration paid for HILG and the estimates of the fair value of the assets acquired and liabilities assumed, the resulting goodwill recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in HILG. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts in its next fiscal period ended September 30, 2010.

(in thousands)	Consideration
Cash	$5,848

Fair value of total consideration transferred	$5,848

Preliminary
Estimates of
Acquisition
Date
(in thousands)	Fair Value
Property and equipment	$1,226
Current assets(a)	1,753
Current liabilities(b)	(1,759)
Debt and capital lease obligations	(823)
Deferred tax liability	(949)

Total identifiable net liabilities	$(552)
Goodwill	7,294
Other intangible assets(c)	2,994
Noncontrolling interest in HILG	(3,888)

Total purchase price	$5,848

(a)	Includes cash, accounts receivable, unbilled accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.

(c)	Includes customer relationships of $1.8 million with an estimated useful life of 4 years and trade names of $1.2 million with an estimated useful life of 20 years.

For the three and nine months ended June 30, 2010, acquisition-related costs of $0.5 million related to the acquisition of HILG are included in selling, general, and administrative expenses in the Company’s statement of operations.

The fair value of the noncontrolling interest in HILG, a private company, was estimated by using the observed transaction relating to a controlling interest which occurred as of the measurement date. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include (i) an estimated discount to account for the lack of control feature of the noncontrolling interest derived using implied discounts as observed through control premiums of private transactions in the company’s sector, and (ii) an estimated discount to account for the lack of marketability of the noncontrolling interest derived using an option-based model which estimates the cost of holding a security for period time needed before achieving a transaction. Significant inputs into the option-based model include (i) a estimated holding period of 3 years until a transaction is consumed, (ii) an equity volatility estimate of 42% based on comparable companies, and (iii) a risk free rate of 1.34% based on the holding period selected.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Due to the put option agreements, the Company has classified the noncontrolling interest as mezzanine equity on its condensed consolidated balance sheet. The following table presents a reconciliation of the carrying amount of the noncontrolling interest at June 30, 2010 (in thousands):

Fair value of noncontrolling interest at acquisition	$3,888
Net income attributable to noncontrolling interest	57
Change in cumulative translation adjustment	83

Noncontrolling interest at June 30, 2010	$4,028

The pro forma results of operations and related per share information for this acquisition have not been presented as the amounts are considered immaterial.
6.	Accrued Expenses:
Accrued expenses consist of the following at June 30, 2010 and September 30, 2009 (in thousands):

	June 30,	September 30,
	2010	2009
Payroll and related expenses	$19,264	$19,750
Professional fees	1,266	1,087
Refunds payable	1,012	1,024
Other	3,324	2,443

	$24,866	$24,304

7.	Income Taxes:

The Company recorded a provision for income taxes amounting to $0.9 million or 34.5% of income before income taxes and discontinued operations for the three months ended June 30, 2010, compared to a provision of $0.9 million or 27.2% of income before income taxes and discontinued operations for the three months ended June 30, 2009. The Company recorded a provision for income taxes amounting to $2.8 million or 27.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2010, compared to a provision of $2.3 million or 24.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2009. The difference in the effective tax rate between the three and nine months ended June 30, 2010 and the three and nine months ended June 30, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs that are not deductible for income tax purposes.

As of June 30, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2010 and 2009, the Company had outstanding stock options (including performance-based stock options) to purchase 2.3 million and 3.0 million shares, respectively, of common stock ranging in price from $2.11 to $6.20 and $1.92 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at June 30, 2010.

The weighted average number of shares used in the basic and diluted earnings per share attributable to the Company computations for the three and nine months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	45,045	44,986	45,102	44,986
Effect of dilutive securities — stock options and warrants	224	12	261	4

Shares used in computation of diluted EPS of common stock	45,269	44,998	45,363	44,990

9.	Comprehensive Income (Loss):

Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	1,717	2,388	$7,213	$7,366
Change in cumulative translation adjustment	121	17,716	(6,902)	(11,531)

Comprehensive income (loss), net of income taxes	1,838	20,104	311	(4,165)
Comprehensive income attributable to the noncontrolling interest	(140)	—	(140)	—

Comprehensive income (loss) attributable to the Company	$1,698	$20,104	$171	$(4,165)

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.	Shareholder’s Equity:

In January 2001, the Company initiated a stock repurchase program, whereby it was authorized to purchase up to approximately $1.0 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, the Company initiated a second stock repurchase program, pursuant to which it was authorized to purchase up to an additional $3.0 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock repurchase programs were terminated and the Company initiated a new stock repurchase program, whereby it may purchase up to approximately $10 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. For the three and nine months ended June 30, 2010, the Company purchased 0.5 million shares for an aggregate purchase price of $1.3 million under its May 2010 stock repurchase program. As of June 30, 2010, the Company had acquired 0.9 million shares of its common stock for an aggregate purchase price of $2.6 million pursuant to its stock repurchase programs, which are reflected as treasury stock in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010. In addition, as of June 30, 2010, the Company had acquired 0.2 million shares of its common stock for an aggregate value of $1.0 million from certain of its former executive officers. Such shares were acquired in fiscal 2004 and delivered to the Company as payment on promissory notes issued by the Company to them.

11.	Commitments and Contingencies:
Employment Agreements

The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at June 30, 2010) in fiscal 2010.

Contractual Cash Obligations

The Company has entered into various operating lease agreements for office space and equipment. Certain of these operating leases provide for renewal options. Of the $5.6 million operating lease obligations at June 30, 2010, $0.4 million relates to properties that are owned by the noncontrolling interest holders. In connection with the Company’s acquisition of HILG, the Company assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.6 million at June 30, 2010. Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of June 30, 2010.

In connection with the Company’s acquisition of HILG, the Company assumed debt related to two invoice discounting facilities and bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.4 million (at the closing exchange rate at June 30, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of June 30, 2010, the Company had outstanding borrowings of $0.3 million under the invoice discounting facilities and bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment and software.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s contractual cash obligations as of June 30, 2010 (in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2010	$951	$81	$152	$164	$1,348
2011	2,215	300	65	1,200	3,780
2012	1,452	222	38	974	2,686
2013	621	100		195	916
2014	213	3			216
Thereafter	119				119

	$5,571	$706	$255	$2,533	$9,065

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.3 million and $0.2 million for such costs at June 30, 2010 and at September 30, 2009, respectively.

In some of the Company’s supply of healthcare staffing services it has historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed it to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. The Company undertook a review of its post-concession VAT treatment and concluded that, other than permanent placement, its supplies are exempt from VAT on the basis that it provides nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if the Company is deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries where certain conditions are met (the “Nursing Agencies Concession”). The foregoing reflects the Company’s advisors view of the law as it currently stands, but there was a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). The Company sent correspondences to HMRC to seek its concurrence with its VAT position. In the third quarter of fiscal 2010, the Company received communication from HMRC that it has examined the information provided by the Company and that it does not propose to take any further action regarding the Company’s VAT treatment.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.	Profit Sharing and Private Pension Plans:

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

13.	Recent Accounting Standards:

Noncontrolling Interests. In December 2007, the Financial Accounting Standards Board (“the FASB”) issued a standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Effective October 1, 2009, the Company adopted this standard, at which date it did not have any impact on the Company’s consolidated financial position and results of operations. However, as a result of the acquisition completed in the third quarter of fiscal 2010, the consolidated financial position and results of operations were impacted to reflect the new presentation for noncontrolling interest.

Business Combinations. In December 2007, the FASB issued a standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective October 1, 2009, the Company adopted this standard, at which date it did not have any impact on the Company’s consolidated financial position and results of operations. However, as a result of the acquisition completed in the third quarter of fiscal 2010, the consolidated financial position and results of operations were impacted to reflect the requirements of this standard.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued a standard which enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Effective October 1, 2009, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position and results of operations.

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

Stock Compensation. In April 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for the Company in fiscal year beginning October 1, 2011 and is not expected to have an impact on the Company’s consolidated financial position and results of operations as the Company’s current practice is consistent with the update.

14.	Fair Value Measurements:

The Company’s short term financial instruments include cash, accounts receivable, unbilled accounts receivable, accounts payable, current maturities of debt and capital leases, accrued expenses and taxes payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market value.

The fair value of the Company’s long-term debt and capital lease obligations was approximately $0.4 million at June 30, 2010. The fair values were estimated using a discounted cash flow analysis.

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

We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 85% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services.

On May 14, 2010 we acquired a shareholding in a group of business commonly known as Homecare Independent Living Group (the “HILG”). We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.8 million, at the acquisition date exchange rate). Such consideration may be adjusted based on the final value of the net assets. This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($11.5 million at the closing exchange rate at June 30, 2010). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($16.9 million at the closing exchange rate at June 30, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled with four operating divisions in Northern Ireland and an increasing presence in the Republic of Ireland (Eire). This acquisition gives us a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for us with what management believes to be a strong growth potential. Further, the two sellers of HILG will remain in their existing roles as directors of HILG and will be joined by additional directors appointed by the company to this business.

Our services are provided by our integrated network of approximately 115 branches, which are located throughout most of the U.K. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. Our management evaluates operating results on a branch basis. All our branches are aggregated into one reportable segment for financial reporting purposes.

In some of our supply of healthcare staffing services we have historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired on March 31, 2009. We undertook a review of our post-concession VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if we are deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries if certain conditions are met (the “Nursing Agencies Concession”). The foregoing reflects our advisors’ view of the law as it currently stands, but there was a risk that this interpretation could be challenged by Her Majesty’s Revenue and Customs (“HMRC”). We sent correspondences to HMRC to seek its concurrence with our VAT position. In the third quarter of fiscal 2010, we received communication from HMRC that it has examined the information provided by us and that it does not propose to take any further action regarding our VAT treatment. Since the majority of our services are now exempt from VAT, our overall costs have increased as we are not able to recover any VAT that we incur on purchases from our suppliers (such as, for example, utilities) in respect of the goods and services that they supply to us.

Effective January 1, 2010, the standard rate of U.K. VAT reverted to 17.5% (from the previous rate of 15%) and will further increase to 20% effective January 4, 2011, which has and will continue to increase the amount of any irrecoverable VAT.

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

In July 2010, the U.K. Finance Bill 2010 was published. As of June 30, 2010 it had not yet passed through the House of Commons. As published, the U.K. Finance Bill 2010, announced that the rate of corporation tax will be reducing to 27% from April 2011 and will be reducing to 24% by April 2014. We are currently evaluating the likely impact of this proposed change on our consolidated financial statements and results of operations.

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

Goodwill and Other Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2010. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the interim period quarters of fiscal 2010, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2009 and determined that there was no impairment to our goodwill balance. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2010, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.

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

Results of Operations

Overview

We are one of the larger suppliers of homecare services in the U.K. Current trends in homecare services that have continued to contribute to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities. Over the last year we have seen a switch away from the traditional larger block/spot contract tenders to smaller framework preferred supplier contracts, often in specialist services.

The recent change in the U.K. government will and has already started impacting local authority and Primary Care Trusts decision making while they await further details of proposed changes in recent policy making related to health and social care. Recent pronouncements by the U.K. government will put pressure on the homecare business as it is inevitable that social care budget cuts are imminent and we have already not seen typical increases in either service prices or the number of service hours in the quarter ended June 30, 2010. In addition, according to the U.K. government’s newly announced plan to reform the NHS, groups of general practitioners will be given freedom and responsibility for commissioning healthcare for their local communities. Services will be more responsive to patients and designed around their needs, and local authorities will play a new role of supporting integration across health and social care. In the meantime, strategic Health Authorities and Primary Care Trusts will be phased out, and management costs will be reduced to commit more resources to support frontline services. While we believe there is large support for more care at home, away from more expensive residential care, these changes and the method of procurement and the extent of some of the current initiatives like personalization and independent budgets and there effects on our business should become clearer over the next twelve months. We will continue to monitor this closely.

While we expect some negative impacts on our business as a result of the upcoming changes, we believe that the high quality of our services, dedicated and caring personnel and our strong market reputation will continue to drive demand for our homecare services.

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

The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. In fiscal 2009, the old Framework Agreements between the NHS and healthcare staffing companies entered the formal re-tender stage and we were successfully awarded a new Framework Agreement. The new Framework Agreement came into operation in October 2009. While, the new Framework Agreement seems to be working better than the old framework agreement, the London region opted out of the new Framework Agreement and chose to re-tender separately under the London regional framework agreement. We were successful in being awarded into this separate framework agreement. In addition, we have tendered for the Scottish and Wales framework agreements and are awaiting the outcome of these. In the third quarter of this fiscal year, we opened a new Midland hospital business hub from which we hope to see benefits arising from this in our next financial year. If successful, we will consider extending this hub approach into other key cities.

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate (in thousands, except earnings per share data).

	Three Months Ended June 30,			Three Months Ended June 30,
			%					%
	2010	2009	Change	2010	%	2009	%	Change
	Revenue			Gross Profit

Homecare	$59,270	$52,801	12.3%	$18,023	30.4%	$16,272	30.8%	10.8%
Nursing Homes	4,237	5,774	-26.6%	1,368	32.3%	1,843	31.9%	-25.8%
Hospitals	4,551	4,528	0.5%	1,078	23.7%	1,058	23.4%	2.0%

Total, at constant exchange rates	68,058	63,103	7.9%	20,469	30.1%	19,173	30.4%	6.8%
Effect of foreign exchange	(2,310)	—	-3.7%	(701)		—		-3.7%

Total, as reported	$65,748	$63,103	4.2%	$19,768		$19,173		3.1%

				SG&A

SG&A, at constant exchange rates & excluding acquisition costs				$17,114		$16,276		5.1%
Acquisition costs, at constant exchange rates				595		—		3.7%

SG&A, at constant exchange rates				17,709		16,276		8.8%
Effect of foreign exchange				(533)		—		-3.3%

Total SG&A, as reported				$17,176		$16,276		5.5%

				Operating Income

Operating Income, at constant exchange rates & excluding acquisition costs				$3,355		$2,897		15.8%
Acquisition costs, at constant exchange rates				(595)		—		-20.5%

Operating Income, at constant exchange rates				2,760		2,897		-4.7%
Effect of foreign exchange				(168)		—		-5.8%

Operating Income, as reported				$2,592		$2,897		-10.5%

	Net income attributable to Allied
		Basic and			Basic and
		Diluted			Diluted
		EPS			EPS
Net income attributable to Allied, excluding acquisition costs	$2,270		$0.05	$2,388	$0.05
Acquisition costs	(610)	-$	0.01	—	—

Net income attributable to Allied	$1,660		$0.04	$2,388	$0.05

In addition to disclosing results of operations that are determined in accordance with generally accepted accounting principles (“GAAP”), the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange and acquisition costs on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.

Revenues

Total revenues for the three months ended June 30, 2010, before the unfavorable impact of foreign exchange rates, increased by $5.0 million, or 7.9%, to $68.0 million, compared with $63.1 million for the three months ended June 30, 2009. Contributing to the increase in revenues was homecare revenues which grew by 12.3% to $59.3 million. The acquisition of HILG completed in this quarter ended June 30, 2010 contributed $2.1 million, or 4.0%, to the increase in homecare revenues. Nursing home revenues declined by 26.6% to $4.2 million. Hospitals revenues increased by 0.5% to $4.5 million. After the unfavorable impact of currency exchange of $2.3 million, revenues increased to $65.7 million.

Gross Profit

Gross profit, before the unfavorable impact of foreign exchange, increased 6.8% to $20.5 million for the three months ended June 30, 2010 from $19.2 million for the three months ended June 30, 2009. The acquisition of HILG completed in this quarter ended June 30, 2010 contributed $0.6 million, or 3.2%, to the increase in gross profit. Changes in foreign exchange decreased gross profit by $0.7 million to $19.8 million for the three months ended June 30, 2010 compared to $19.2 million for the three months ended June 30, 2009, an increase of 3.1%. As a percentage of total revenue, gross profit for the three months ended June 30, 2010 was 30.1%, as compared to 30.4% for the comparable prior period mainly due to our sales mix and tightening economic condition.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended June 30, 2010, before the favorable impact of foreign exchange and excluding acquisition costs of $0.6 million related to our acquisition of HILG in this quarter as well as costs related to aborted acquisitions, increased by $0.8 million, or 5.1% to $17.1 million (25.1% of revenues) compared to $16.3 million (25.8% of revenues) for the three months ended June 30, 2009. The acquisition of HILG completed in this quarter ended June 30, 2010 contributed $0.5 million, or 2.8%, to this increase in SG&A. The remaining increase is mainly a result of us incurring, in the current period, additional costs in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange decreased the reported result by $0.5 million to $17.2 million compared to $16.3 million for the three months ended June 30, 2009.

Interest Income
Total interest income for the three months ended June 30, 2010 was $0.1 million compared to $0.1 million for the three months ended June 30, 2009.

Interest Expense
Total interest expense for the three months ended June 30, 2010 was $10,000 and related to interest payments on debt and capital lease obligations we assumed upon our acquisition of HILG.
Foreign exchange (loss) income

Total foreign exchange (loss) income for the three months ended June 30, 2010 was a loss of $46,000 compared to income of $0.3 million for the three months ended June 30, 2009. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $0.9 million or 34.5% of income before income taxes and discontinued operations for the three months ended June 30, 2010, compared to a provision of $0.9 million or 27.2% of income before income taxes and discontinued operations for the three months ended June 30, 2009. The difference in the effective tax rate between the three months ended June 30, 2010 and the three months ended June 30, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs are not deductible for income tax purposes.

Net Income
As a result of the foregoing, we recorded net income of $1.7 million for the three months ended June 30, 2010 compared to net income of $2.4 million for the three months ended June 30, 2009.

Nine Months Ended June 30, 2010 vs. Nine Months Ended June 30, 2009

To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate (in thousands, except earnings per share data).

	Nine Months Ended June 30,			Nine Months Ended June 30,
			%					%
	2010	2009	Change	2010	%	2009	%	Change
	Revenue			Gross Profit

Homecare	$167,474	$145,497	15.1%	$51,380	30.7%	$45,283	31.1%	13.5%
Nursing Homes	13,471	19,295	-30.2%	4,330	32.1%	6,027	31.2%	-28.2%
Hospitals	14,451	15,173	-4.8%	3,292	22.8%	3,842	25.3%	-14.3%

Total, at constant exchange rates	195,396	179,965	8.6%	59,002	30.2%	55,152	30.6%	7.0%

Effect of foreign exchange	5,266	—	2.9%	1,591		—		2.9%

Total, as reported	$200,662	$179,965	11.5%	$60,593		$55,152		9.9%

				SG&A

SG&A, at constant exchange rates & excluding acquisition costs				$48,743		$46,224		5.4%
Acquisition costs, at constant exchange rates				595		—		1.3%

SG&A, at constant exchange rates				49,338		46,224		6.7%
Effect of foreign exchange				1,264		—		2.8%

Total SG&A, as reported				$50,602		$46,224		9.5%

				Operating Income

Operating Income, at constant exchange rates & excluding acquisition costs				$10,259		$8,928		14.9%
Acquisition costs, at constant exchange rates				(595)		—		-6.7%

Operating Income, at constant exchange rates				9,664		8,928		8.2%
Effect of foreign exchange				327		—		3.6%

Operating Income, as reported				$9,991		$8,928		11.9%

	Net income attributable to Allied
	Basic and			Basic and
	Diluted			Diluted
	EPS			EPS
Income from continuing operations attributable to Allied, excluding acquisition costs	$7,766		$0.17	$6,999	$0.15
Acquisition costs	(610)	-$	0.01	—	—

Net income attributable to Allied	$7,156		$0.16	$6,999	$0.15

In addition to disclosing results of operations that are determined in accordance with GAAP, the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange and acquisitions costs on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.

Revenues

Total revenues for the nine months ended June 30, 2010, before the favorable impact of foreign exchange rates, increased by $15.4 million, or 8.6%, to $195.4 million, compared with $180.0 million for the nine months ended June 30, 2009. Contributing to the increase in revenues was Homecare revenues which grew by 15.1% to $167.5 million. The acquisition of HILG completed in the third quarter of fiscal 2010 contributed 1.4%, or $2.1 million, to the increase in Homecare revenues. Nursing home revenues declined by 30.2% to $13.5 million. Hospitals revenues decreased by 4.8% to $14.4 million. After the favorable impact of currency exchange of $5.3 million, revenues increased to $200.7 million.

Gross Profit

Gross profit, before the favorable impact of foreign exchange, increased 7.0% to $59.0 million for the nine months ended June 30, 2010 from $55.2 million for the nine months ended June 30, 2009. The acquisition of HILG completed in this quarter ended June 30, 2010 contributed $0.6 million, or 1.1%, to the increase in gross profit. Changes in foreign exchange increased gross profit by $1.6 million to $60.6 million for the nine months ended June 30, 2010 compared to $55.2 million for the nine months ended June 30, 2009, an increase of 9.9%. As a percentage of total revenue, gross profit for the nine months ended June 30, 2010 was 30.2%, as compared to 30.6% for the comparable prior period mainly due to our sales mix and tightening economic condition.

Selling, General and Administrative Expenses

Total SG&A expenses for the nine months ended June 30, 2010, before the unfavorable impact of foreign exchange and excluding acquisition costs of $0.6 million related to our acquisition of HILG in this quarter as well as costs related to aborted acquisitions, increased by $2.5 million, or 5.4% to $48.7 million (24.9% of revenues) compared to $46.2 million (25.7% of revenues) for the nine months ended June 30, 2009. The acquisition of HILG completed in this quarter ended June 30, 2010 contributed $0.5 million, or 1.0%, to this increase in SG&A. The remaining increase is mainly a result of us incurring additional costs, in the current nine month period, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange increased the reported result by $1.3 million to $50.6 million compared to $46.2 million for the nine months ended June 30, 2009.

Interest Income

Total interest income for the nine months ended June 30, 2010 was $0.3 million compared to $0.5 million for the nine months ended June 30, 2009. The decrease in interest income was mainly attributable to decrease in interest rates.

Foreign exchange loss

Total foreign exchange loss for the nine months ended June 30, 2010 was a loss of $0.3 million compared to a loss of $0.1 million for the nine months ended June 30, 2009. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.8 million or 27.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2010, compared to a provision of $2.3 million or 24.8% of income before income taxes and discontinued operations for the nine months ended June 30, 2009. The difference in the effective tax rate between the nine months ended June 30, 2010 and the nine months ended June 30, 2009 is mainly due to the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs are not deductible for income tax purposes.

Income From Continuing Operations

As a result of the foregoing, we recorded income from continuing operations of $7.2 million for the nine months ended June 30, 2010 compared to income from continuing operations of $7.0 million for the nine months ended June 30, 2009.

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

Net Income
As a result of the foregoing, we recorded net income of $7.2 million for the nine months ended June 30, 2010 compared to net income of $7.4 million for the nine months ended June 30, 2009.
Liquidity and Capital Resources
General

For the nine months ended June 30, 2010, we generated $13.0 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2010 for acquisition of controlling interest ($5.8 million), capital expenditures ($2.4 million) and treasury shares acquired ($1.3 million) were met through cash on hand.

We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2010 and September 30, 2009, $19.6 million (10.8%) and $19.6 million (11.3%), respectively, of our total assets consisted of accounts receivable.

Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At June 30, 2010 and September 30, 2009, our average DSOs (excluding unbilled accounts receivable) were 27 and 25, respectively. At June 30, 2010 and September 30, 2009, our average DSOs (including unbilled accounts receivable) were 42 and 40, respectively.

At June 30, 2010 gross receivables, excluding unapplied cash and surcharges, were $21.6 million, of which $17.3 million or 80.2% were represented by amounts due from U.K. governmental bodies, either the local governmental social service departments (the “SSD”) or the NHS. At September 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $21.8 million, of which $16.6 million or 76.3% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at June 30, 2010 and September 30, 2009 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At June 30, 2010	Days	Days	Days	Days	And Over	6/30/2010
SSD	$9,835	$643	$240	$84	$224	$11,026
NHS	5,392	541	153	83	92	6,261
Commercial Payors	1,630	184	76	31	60	1,981
Private Payors	1,854	86	58	42	251	2,291

Gross AR at 6/30/10	$18,711	$1,454	$527	$240	$627	$21,559

Less: Unapplied Cash						(1,004)
Less: Surcharges(A)						(277)
Less: Allowance For Doubtful Accounts						(694)

Accounts Receivable, net						$19,584

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2009	Days	Days	Days	Days	And Over	9/30/2009
SSD	$9,138	$769	$484	$181	$359	$10,931
NHS	4,670	554	241	90	161	5,716
Commercial Payors	2,200	262	64	33	32	2,591
Private Payors	1,994	157	104	60	275	2,590

Gross AR at 9/30/09	$18,002	$1,742	$893	$364	$827	$21,828

Less: Unapplied Cash						(1,124)
Less: Surcharges(A)						(271)
Less: Allowance For Doubtful Accounts						(839)

Accounts Receivable, net						$19,594

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

Debt and Capital Leases
See “Leases” and “Debt” below under “Commitments.”.
Commitments
Employment Agreements

We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at June 30, 2010), in fiscal 2010.

In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £218,463 (approximately $329,000 at the closing exchange rate at June 30, 2010). In addition, pursuant to his employment agreement:

•	we awarded Mr. Young 0.2 million stock options in February 2008;
•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2010;

•	we provide Mr. Young with a car allowance; and
•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £161,247 (approximately $243,000 at the closing exchange rate at June 30, 2010). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Leases

We have entered into various operating lease agreements for office space and equipment. Certain of these operating leases provide for renewal options. Of the $5.6 million operating lease obligations at June 30, 2010, $0.4 million relates to properties that are owned by the noncontrolling interest holders. In connection with our acquisition of HILG, we assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.6 million at June 30, 2010.

Debt

In connection with our acquisition of HILG, we assumed debt related to two invoice discounting facilities and bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.4 million (at the closing exchange rate at June 30, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of June 30, 2010, we had outstanding borrowings of $0.2 million under the invoice discounting facilities and bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of June 30, 2010 (dollars in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2010	$951	$81	$152	$164	$1,348
2011	2,215	300	65	1,200	3,780
2012	1,452	222	38	974	2,686
2013	621	99		196	916
2014	213	3			216
Thereafter	119				119

	$5,571	$705	$255	$2,534	$9,065

Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of June 30, 2010. Other obligations represent our contractual commitment for a new branch operating system, investment bank fees associated with our capital resources review and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $6.6 million (at the closing exchange rate at June 30, 2010), of which $3.9 million has been incurred in fiscals 2008 and 2009 and in the nine months ended June 30, 2010 and $2.7 million is expected to be incurred in the three months ended September 30, 2010 through fiscal 2011. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Contingencies
See Note 11 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2010 for a discussion of contingencies.
Impact of Recent Accounting Standards
See Note 13 of the Notes to Condensed Consolidated Financial Statements for our quarter ended June 30, 2010 for a discussion of the impact of recent accounting standards.
Miscellaneous
Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock purchase programs were terminated and we initiated a new stock repurchase program, whereby we may purchase up to approximately $10 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. For the three and nine months ended June 30, 2010, we purchased 0.5 million shares for an aggregate purchase price of $1.3 million under our May 2010 stock repurchase program. As of June 30, 2010, we had acquired 0.9 million shares of our common stock for an aggregate purchase price of $2.6 million pursuant to our stock repurchase programs, which are reflected as treasury stock in our condensed consolidated balance sheet at June 30, 2010. In addition, as of June 30, 2010, we had acquired 0.2 million shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2010 period as compared to the year to date fiscal 2009 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $5.3 million, increased operating income of $0.3 million and increased income from continuing operations of $0.2 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $20.1 million, $1.2 million and $0.7 million impact on reported year to date revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and invoice discount facilities. Our cash equivalents include highly liquid short-term investments purchased with initial maturities of 90 days or less. Our invoice discounting facilities provide for available funds of up to $1.4 million (at the closing exchange rate at June 30, 2010) and mature in April and June of 2011. We had outstanding borrowings of $0.1 million under the invoice discounting facilities at June 30, 2010. Our remaining debt and capital lease obligations are at fixed interest rates. As such, we believe our exposure to interest rate risk to be minimal.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of our common stock during the quarter ended June 30, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average	Announced Plans	Under the Plans
	Shares Purchased	Price Paid	or Programs(1)(2)	or Programs
Period	(Thousands)	Per Share	(Thousands)	(Millions)

April 1, 2010 through April 30, 2010	—	$—	—	—	(3)
May 1, 2010 through May 31, 2010	51	$2.59	51	9.9
June 1, 2010 through June 30, 2010	453	$2.59	453	8.7

Total	504	$2.59	504	8.7

(1)
In January 2001, we initiated a stock repurchase program, pursuant to which we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, we terminated these two stock repurchase programs.

(2)
On May 18, 2010, we announced that our board of directors had approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market or negotiated transactions, shares of our outstanding common stock in an aggregate amount up to $10 million. The 2010 program does do not have a stated expiration date.

(3)
As of April 30, 2010, we had an aggregate of $2.7 million available for the repurchase of shares under our January 2001 and May 2003 stock repurchase programs. In May 2010, we terminated these two stock repurchase programs.

Item 6.	Exhibits

4.1
Amendment No. 2 to Rights Agreement, dated as of May 10, 2010, entered into by Allied Healthcare International Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010; File No. 001-11570).

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
Dated: August 4, 2010

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)