Form 10-K
period 2010-09-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2010-12-14
CIK 890634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010, the last business day of its most-recently completed second fiscal quarter, was approximately $122,205,172, based on the closing sales price of $2.72 per share of common stock of the registrant on such date, as reported by The NASDAQ Stock Market LLC. The calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of shares of common stock of the registrant outstanding on December 9, 2010 was 43,571,251.
DOCUMENTS INCORPORATED BY REFERENCE:
None

ALLIED HEALTHCARE INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2010

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
We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:
•	general economic and market conditions;
•	the effect of the recent change in the U.K. government and the impact of proposed changes in recent policy making related to health and social care that may reduce revenue and profitability;
•	the impact of the recent HM Treasury Comprehensive Spending Review setting out the U.K. government’s plans to reduce spending;
•	the introduction by the U.K. government of individualized budgets and direct payments for service users (the “personalization agenda”), which could lead our hospital, healthcare facility and other customers to bypass our services and which might decrease our revenues and margins;
•	our ability to continue to recruit and retain flexible healthcare staff;
•	our ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals, other healthcare facility clients and private clients on terms attractive to us;
•	the general level of demand for healthcare and social care;
•	our dependence on the proper functioning of our information systems;
•	the effect of existing or future government regulation of the healthcare and social care industry, and our ability to comply with these regulations;
•	the impact of medical malpractice and other claims asserted against us;
•	the effect of regulatory change that may apply to us and that may increase our costs and reduce our revenue and profitability;
•	the effect of existing or future governmental regulation in relation to employment and agency workers’ rights and benefits, including changes to National Insurance rates and pension provisions;

•	our ability to use our net operating loss carryforward to offset net income;
•	the effect that fluctuations in foreign currency exchange rates may have on our dollar-denominated results of operations; and
•	the impairment of our goodwill, of which we have a substantial amount on our balance sheet, may have the effect of decreasing our earnings or increasing our losses.
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
When we use “Ireland” in this Annual Report, we mean the Republic of Ireland and Northern Ireland, collectively.
PART I
Item 1. Business
Our Company
We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care (often referred to as domiciliary care) industry in the United Kingdom, as measured by revenues, market share and number of staff. We provide personal or basic care and nursing services in the home, in nursing and care homes and in hospitals. As of September 30, 2010 we operated an integrated network of approximately 115 branches throughout most of the United Kingdom. Our healthcare staff consists principally of homecare aides (known as carers in the United Kingdom), nurses and nurses aides. We maintain a listing of approximately 12,000 homecare aides, nurses and nurses aides. During fiscal 2010, we placed an average of approximately 8,000 individuals each week with our customers.
In May 2010, we acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (“HILG”), which has operations in Ireland. We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate), subject to adjustment based on the final value of the net assets. This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($12.1 million at the closing exchange rate at September 30, 2010). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($17.7 million at the closing exchange rate at September 30, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.
HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled in Northern Ireland with four operating divisions and an increasing presence in the Republic of Ireland. This acquisition gives us a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for us with what management believes to be a good growth potential. The two sellers of HILG remain in their existing roles as directors of HILG and have been joined by additional directors appointed by us to this business.

We were incorporated in New York in 1981. Our principal executive offices are located at 245 Park Avenue, New York, New York 10167, and our telephone number at that location is (212) 750-0064. As our principal operations are predominantly in the United Kingdom, we also maintain an English head office in Stone, Staffordshire. Our common stock trades on the NASDAQ Global Select Market under the symbol “AHCI”.
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
Our Business and Market
We provide a diverse range of flexible staffing services, principally consisting of homecare aides, nurses aides and nurses, to our customers throughout most of the United Kingdom. As of September 30, 2010, our mix of flexible staff was approximately 87% homecare aides, 10% nurses aides and 3% nurses. We have a strong and comprehensive regional branch structure covering approximately 90% of the U.K. population. Our branches are located in England, Wales, Scotland and Ireland.
The major purchasers of flexible healthcare staffing services in Great Britain are:
•	Local governmental social service departments, which oversee social care.
•	The government-funded National Health Service (the “NHS”). The NHS oversees healthcare in the local community through its Primary Care Trusts. The NHS operates its hospitals mainly through NHS Acute Trusts and Foundation Trusts (“NHS Hospitals”).
•	Private individuals.
•	Independent hospitals and nursing and care homes in the United Kingdom.
In Northern Ireland, social care services and healthcare services are provided as an integrated service under what is known as health and social care. The major purchaser of flexible healthcare staffing services in Northern Ireland is the Health and Social Care Board, which includes five local commissioning groups. The Health and Social Care Board is responsible for commissioning services, resource management and performance management and service improvement. Delivering the services is the responsibility of the five Health and Social Care Trusts. We are contracted by the Health and Social Care Trusts to deliver domiciliary care.

In the Republic of Ireland social care services and healthcare services are provided as an integrated service and the Department of Health and Children has the responsibility to formulate and evaluate policies for the health services. This is carried out in conjunction with the Health Service Executive, voluntary service providers, government departments and other interested parties. The Health Service Executive is responsible for the delivery of services over the four regions into which Republic of Ireland is divided for this purpose. Currently, we are contracted to deliver domiciliary care in one region.
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
Homecare services are mainly provided by homecare aides who provide personal or basic care in the home (known as social care or domiciliary care in the United Kingdom). Where the homecare service includes a healthcare element, nursing support is provided. In addition, while our HILG acquisition provides homecare services, it also provides housing and support services that provide fully-furnished temporary housing and tailored support to vulnerable members of the community and peripatetic services, which combines domiciliary care, housing and support for individuals with highly complex needs. We believe that the homecare services market will continue to grow in the medium term despite the U.K government spending review due to the following:
•	an aging population;
•	shift from residential care services to homecare services;
•	the potential outsourcing of more work by local governmental social service departments and the NHS over the next few years as the government addresses its financial deficit. We anticipate this will provide an opportunity for us as private sector-provided homecare is a lower-cost option than government-provided homecare;
•	local authorities reducing the number of suppliers; and
•	more specialist care services being provided in the home environment.
We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services. This includes nurses aides who perform many of the functions of homecare aides, mainly in the hospital setting, and nurses.
Our healthcare and social care business is well established and we believe that the current market dynamics provides an opportunity for us in the medium term despite the U.K. government spending review. We believe that the lower costs of homecare services, as compared to institutional care, is a strong incentive to utilize our services for local governmental social service departments and NHS Primary Care Trusts. Our long-term business strategy of expanding our homecare service line is intended to capitalize on the fact that we believe that these entities will continue to utilize our homecare services to meet their home healthcare needs either directly or through the personalization agenda.

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
Our Business Strategy
Our strategy is to become the provider of choice to purchasers of healthcare staffing services as well as the employer of choice to flexible healthcare workers and to expand our range of healthcare staffing services over the long-term. The key elements in achieving these strategic objectives are:
•	Increase revenues on a per branch basis. We believe the increasing demand for quality healthcare staffing with national coverage and diversity of services will support organic growth in our branches and the development of new services. We intend to foster continued same-branch revenue growth by leveraging and enhancing our brand name, competitive benefits package and leadership position in providing temporary healthcare staffing services.
•	Recruit and retain healthcare staff. We intend to continue to recruit and retain high-quality staff to take advantage of the opportunities in the market place. We intend to continue our recruitment efforts and to encourage loyalty from our healthcare staff by matching their flexible working preferences (both with regards to scheduling preferences and types of assignments desired) with our customers’ needs, maintaining regular contact and promoting opportunities for training and development. In general, the U.K. population is becoming increasingly diverse in its composition. We seek to reflect that diversity and to attract, retain and develop staff that will put the patients’ needs first and recognize the difference each staff member can make.
•	Expand our homecare service line. We intend to focus our marketing efforts on (1) securing new contracts with local governmental social service departments to provide homecare services to the elderly and to individuals with learning disabilities, (2) growing our business from NHS Primary Care Trusts and in the future from the General Practitioner Commissioning Consortia (which is an organization intended to replace the NHS Primary Care Trusts), especially services for individuals requiring continuing healthcare at home, and (3) developing our business and marketing strategy in response to the government introduction of the personalization agenda and the right of the individual to choose their supplier of choice via individual budgets and direct payment. Under the personalization agenda, individual budgets and direct payment service users become the commissioners of their own individual service requirements.
•	Provide a higher standard of quality care. We intend to continue our efforts to enhance our service and quality levels as we believe that the achievement of these is essential to our future business growth.

•	Provide a higher standard of training. We continue to make significant investments in the area of training. All our carers are required to take a training course that lasts at least five days, as well as annual refresher courses. We also encourage our carers to enhance their qualifications by attaining National Vocational Qualifications.
•	Continue our market penetration into specialist service lines. We plan to continue to continue the expansion of our continuing care services and our learning disabilities services across our branch network where demand exists and where we have the staff expertise to provide these services.
•	Invest in technology and improved business processes. We are investing in a new branch operating system, which is currently being rolled out across our branch network, and improved business processes. Our aim is to find solutions to improve our business flows and to eliminate paperwork from our business once we have a common information systems platform in place. We believe this will contribute to our aim of maintaining increases in selling, general and administrative expenses in our business below revenue growth.
•	Further expand our strong presence in the U.K. healthcare staffing industry through the strategic acquisition of other companies. In addition to organic growth, we intend to grow our presence in the U.K. healthcare staffing services market through the acquisition of other companies.
•	Continue our policy of ensuring that all of our workers meet our compliance standards before being placed to serve our customer needs.
We believe that focusing on these elements will ensure that we can remain a leading provider of homecare services in the U.K. and, in so doing, enhance shareholder value.
Our Operations
Our integrated branch network is spread throughout most of Great Britain. A typical branch is overseen by a branch manager, who is responsible for all the activities in the branch, including the achievement of its financial targets, developing local customer relations, recruiting staff and ensuring compliance with regulatory standards. The branches are organized into geographical regions that are overseen by our operations managers, who report to our operations directors. Our branches serve as our direct contact with our customers and our healthcare staff. Additionally, we employ regional commissioning managers who focus on developing and acquiring new business opportunities by securing sales contracts with the local governmental social service departments and NHS Primary Care Trusts.
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

Our operations in Ireland are operated on a similar basis. The current size of the Ireland operations allows us to run the majority of the services from our main Ireland operating office at Milford, Armagh using satellite offices in Belfast and Dundalk to support the administration and management of the Ireland business.
Recruitment of Flexible Staff
Many healthcare workers are attracted to flexible staffing positions because of their desire to tailor work schedules to personal and family needs, obtain varied and challenging work experiences and acquire new skills. We believe that our ability to offer quality flexible staffing assignments well-matched to individuals’ preferences assists in our attracting a large number of flexible healthcare workers. Our flexible healthcare workers services are retained through a standard written employment contact. Individual working schedules are agreed on an individual basis and our staff is paid in the majority of cases purely for hours worked.
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
Training and Retention of Flexible Staff
Our retention philosophy is based upon each branch maintaining personal contact with the flexible staff on its register, including a structured campaign whereby current and former staff are contacted periodically by each branch to assess their needs and to attempt to meet their individual working preferences. We also conduct a formal process of reviewing all charge and pay rates within the business and compare them to prevailing market rates to ensure that our pay rates are competitive.
Quality Assurance
We invest heavily in quality assurance systems to ensure that our flexible healthcare staff meet our internal quality assurance standards, as well as those mandated under the Care Standards Act 2000. It is the branch manager’s responsibility to ensure that all flexible workers are compliant with our internal quality assurance standards when they are booked on shifts.

We have a quality assurance audit team whose primary job responsibility is to visit each of our branches on a periodic basis to assure that the branches adhere to our company’s policies and procedures. The quality assurance audit team is independent of our operations management. A member of our quality assurance audit team visits each branch at least twice per year. During its visits to our branches, the quality assurance audit team reviews employee files to confirm that staff have proper levels of training for the jobs in which they are being placed by the branch and that the documents required by our standardized recruitment process are in order. The quality assurance audit team also confirms that nurses have been licensed with the appropriate U.K. body. In addition, to minimize injury to our staff, the quality assurance audit team checks customer files to confirm that all risk assessments, including health and safety checks for customers’ facilities, have been made. Reviews of staff and customer files are done on a random sample basis. In addition, our quality assurance audit team also visits some of our customers to ensure that the quality of our services is meeting our standards. As part of this review, we also survey our key local governmental social service department customers.
Customers
We provide healthcare staffing services to six types of customers:
•	Local governmental social service departments. Local governmental social service departments retain us to provide social care staffing services, generally homecare aides, to individuals in their homes.
•	Nursing homes, care homes and independent hospitals. We provide nurses and homecare aides to nursing homes and homecare aides to care homes. Care homes, like nursing homes, generally provide shelter and food for their residents, but, unlike nursing homes, generally do not provide medical services to their residents. We also provide nurses and nurses aides to independent hospitals in the private sector.
•	The NHS. We provide nurses, nurses aides and homecare aides to the NHS. We provide staff or nursing and care services both to NHS Hospitals and NHS Primary Care Trusts.
•	The Health and Social Care Board. In Northern Ireland, the Health and Social Care Board retains us to provide health and social care services.
•	The Health Service Executive. In the Republic of Ireland, the Health Service Executive retains us to provide health and social care services.
•	Private patients. We provide both nurses and homecare aides to private patient customers. These patients may include incapacitated individuals who require daily attention or patients with long-term illnesses living at home.

Types of Customer Contracts
We provide staff to our customers under a variety of arrangements, including the following categories of contracts common to the healthcare staffing industry:
•	Spot and framework contracts. These contracts, which are the most common type of contracts in the U.K. healthcare staffing industry, are price-per-contract arrangements for the provision of flexible staffing services, usually with local governmental social service departments, NHS Primary Care Trusts and nursing and care homes. Spot and framework contracts have the price and other terms agreed on a contract-by-contract basis with no obligation to commit to any set volume of business.
•	Block contracts. These contracts are usually with local governmental social service departments and involve the purchase of a quantity (or “block”) of flexible staffing care services over a period of time. A block contract usually commits the customer to purchase an agreed-upon volume of staffing services over a specified period. These contracts may enable customers to negotiate lower prices in return for agreeing to minimum volumes of business.
•	NHS Framework Agreement and Service Level Agreements. The NHS requires any healthcare staffing company that provides temporary staff to certain NHS bodies, mainly hospitals, to enter into their Framework Agreement. The Framework Agreement sets out pay structures for the supply of nurses of all specifications. The intent of these agreements was that only those staffing companies that successfully tendered for inclusion on the Framework Agreement (including meeting all of the specified quality standards) would be eligible to provide temporary staff to NHS bodies in the region covered by the Framework Agreement. However, some suppliers still supply to the NHS outside of these agreements.
Individual NHS Hospitals may select from the list of approved staffing companies qualified under the Framework Agreement and enter into Service Level Agreements.
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
Marketing Activities
We market our flexible healthcare staffing services to key decision makers in local governmental social service departments, the NHS, nursing and care homes and independent hospitals. These decision makers can be procurement officers, contract officers or social workers. Fundamental to our ability to obtain and retain staffing assignments is establishing and maintaining a reputation for quality service and responsiveness to the needs of our customers and their patients. Further, as a result of the governmental introduction of the individualized budget and personalized agenda, we will need to increase our marketing and market our business in a different manner to private individuals.

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
The privately-owned competitors of our flexible staffing services business are mainly small, locally-based companies serving a limited area or group of customers. These businesses compete with our relevant branch covering the same local area, but do not otherwise compete for U.K.-wide market share. In addition, a limited number of larger U.K.-based companies and charities compete with us. Such companies include Nestor Healthcare Group plc, Care UK, Housing 21 (which includes the Claimar Care Group), Mears Group plc (under the Careforce brand) and Carewatch.
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
For the year ended September 30, 2010, our operations received approximately 83.3% of revenues from customers that were governmental entities (primarily local governmental social service or health and social care service departments and the NHS), compared to approximately 75% for the year ended September 30, 2009. The remaining 16.7% and 25% of revenues received for fiscal 2010 and 2009, respectively, were derived from services and products provided to privately-owned nursing homes, privately-owned care homes, independent hospitals and private patients.
Trade Names
We operate our healthcare staffing services business in Great Britain principally under the Allied Healthcare Group trade name and in Ireland under the Homecare Independent Living trade name.

Employees
As of November 2010, we employed approximately 1,160 individuals in our branch network, our U.K. head office and our other offices. None of these employees are represented by a labor union.
In addition, we maintain a listing of approximately 12,000 homecare aides, nurses and nurses aides who are available to staff our customer base on a temporary basis. During fiscal 2010, we placed an average of approximately 8,000 individuals each week with our customers. Three of these individuals are represented by a labor union. We consider our relationship with our employees and staff to be good.
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
The Care Standards Act 2000 is essentially an enabling Act that provides for regulations to be made by secondary legislation. It provides that regulations can be made imposing any requirements which the appropriate Minister thinks fit relating to establishments and agencies. Regulations relating to registration of companies working in the healthcare sector are already in force.
Position in Great Britain Prior to October 2010. The National Care Standards Commission (Registration) Regulations 2001 applied until they were revoked on October 1, 2010. The 2001 Regulations were made under the Care Standards Act 2000 and applied in England only. The 2001 Regulations made provision for the registration of the establishments and agencies supplying healthcare services. In particular, the 2001 Regulations specified the information and documents that were to be provided by an applicant for registration.

Other regulations that were introduced pursuant to the Care Standards Act (2000) included provisions relating to the services to be provided by suppliers of healthcare staff, the keeping of accounts, the keeping of records and documents and arrangements that were to be made for dealing with complaints made by those seeking or receiving any of the services provided by the suppliers of healthcare staff.
The Nurses Agencies Regulations 2002 and the Domiciliary Care Agencies Regulations 2002) applied until they were revoked on October 1, 2010 by the Health and Social Care Act 2008. These regulations required that a person who carried on a business for the supply of nurses be a holder of a certificate from the registration authority in the relevant jurisdiction to certify that the business was registered to supply nurses.
We were registered in England and Wales under the Care Standards Act 2000 and the Nurses Agencies Regulations 2002 in relation to England to carry on a business for the supply of nurses prior to October 1, 2010.
Current Position in Great Britain. The Care Standards Act 2000 (Registration) (England) Regulations 2010 apply from October, 1 2010. Under the 2010 Regulations, the previous Care Standards Act 2000 system of categorizing providers by organization type or service type no longer applies. From October 1, 1 2010 there are no categories for service type, for example, for domiciliary care or care homes. Rather, the need for registration depends on the regulated activities carried on by the service provider. The Health and Social Care Act (Regulated Activities) Regulations 2010 set out the regulated activities that require registration by a service provider under the new system. Subject to the various exceptions, a provider of any regulated activity must register with the Care Quality Commission. All of our locations in England are registered with the Care Quality Commission.
We are registered under the Nurses Agencies (Wales) Regulations 2003 in relation to Wales and we are similarly registered in Scotland under the Regulation of Care (Scotland) Act 2001. Any of our branches that supply homecare aides working in individuals’ homes are authorized under the Care Standards Act 2000.
The Health and Social Care Act 2008 (the “2008 Act”) was enacted in July 2008 and is now effective. It provides that persons carrying on regulated activities must be registered under the 2008 Act and contains new provisions on registration of healthcare providers, such as the procedure for the grant or refusal of registration, conditions for registration of managers and guidance as to code of practice and compliance with requirements. The majority of the provisions relating to the grant or refusal of registration came into force in January 2009 and the final provisions became effective in April 2010.

The 2008 Act also established the Care Quality Commission (the “CQC”), a new independent registration and regulatory body for independent healthcare services and social care in England. The CQC enforces registration of adult care agencies and establishments and promotes improvements in the quality of healthcare and public health. Health and social care providers, including NHS providers, are not only required to register with the CQC in order to provide services, but must also comply with the rules relating to management and staffing, fitness of premises and the conduct of specified services. The CQC’s ambit includes responsibility for assessing and reporting on the performance of both NHS and independent healthcare organizations. This registration and regulatory structure is currently being reformed pursuant to the 2008 Act and the vast majority of its provisions have not become effective, including provisions relating to registration in respect of the provision of health or social care.
Contracts between suppliers of healthcare staff and NHS Hospitals for the provision of services, as well as the performance by the parties of their obligations thereunder, are reviewed by the CQC. We are accredited by various U.K. social services agencies for the supply of homecare aides within their jurisdiction.
Position in Northern Ireland. The Health and Personal Social Services (Quality, Improvement and Regulation) (Northern Ireland) Order 2003 provides for the registration and regulation of non-NHS healthcare services in Northern Ireland. This registration and regulation is overseen by the Regulation and Quality Improvement Authority, which enforces registration of residential care homes, nursing homes, nursing and domiciliary agencies. Health care providers within these sectors are required to comply with statutory guidance on the conduct of the establishment or agency, staffing, record keeping, complaints management and the fitness of premises (when relevant). The Regulation Quality and Improvement Authority has oversight responsibilities for both the NHS and private sectors.
As with the Care Standards Act 2000, The Health and Personal Social Services (Quality, Improvement and Regulation) (Northern Ireland) Order 2003 is an enabling Act that provides for regulations to be made by secondary legislation. It gives the Department of Health, Personal Social Services and Public Safety (the “DHSSPS”) the power to make regulations about the registration of establishments and agencies. Regulations already introduced under this enabling legislation include The Regulation and Improvement Authority (Registration) Regulations (Northern Ireland) 2005 (governing the registration of affected organizations), The Nursing Agencies Regulations (Northern Ireland) 2005 and The Domiciliary Care Agencies Regulations (Northern Ireland) 2007.
The Health and Personal Social Services Act (Northern Ireland) 2001 made provision for the establishment of the Northern Ireland Social Care Council, which is a non-departmental public body (sponsored by the DHSSPS) responsible for the regulation of Northern Ireland’s social care workforce.
Position in the Republic of Ireland. Domiciliary care in the Republic of Ireland is currently largely unregulated. Although the Health Information and Quality Authority (the “HIQA”) is empowered to regulate all residential care providers under the Health Act 2007, it does not have the statutory authority to set standards on safety and quality in relation to providers of health care services in private homes. In order to address this gap, the Law Reform Commission, in its report delivered in July 2009 (the “LRC Report”), provisionally recommended that the section of the Health Act 2007 prescribing the regulatory parameters of HIQA be amended to include the regulation and monitoring of domiciliary care providers.

While there is no clear legislative regime for regulating the domiciliary care sector, the care provided in the institutional setting of hospitals and nursing homes is subject to a clear legislative scheme under the standard-setting HIQA, operating under the Health Act 2007.
The Health (Nursing Homes) Act 1990 sets out the legislative framework for care standards in private nursing homes. The Health Act 2007 sets out a framework to set standards for both private residential care providers (including nursing homes) and also public residential care providers including those provided from the Health Services Authority. HIQA is also the national inspection authority for all such residential care providers, be they public or private sector.
Compliance. We believe that we are in substantial compliance in all material respects with healthcare laws and regulations applicable to our operations in each of the U.K. and the Republic of Ireland.
Healthcare Reform
General. Our business is subject to extensive and complex laws and regulations in the United Kingdom. These include, but are not limited to, laws and regulations relating to licensing, conduct of operations, payment for services and referrals, treatment of staff, benefits payable to temporary staff and taxation. Moreover, many political, economic and regulatory organizations are either seeking or supporting fundamental change in the U.K. healthcare industry. A summary of the material existing and proposed healthcare reforms that affect our business follows.
HM Treasury Comprehensive Spending Review. In order to reduce the U.K. government’s fiscal deficit, following its Comprehensive Spending Review, HM Treasury announced in October 2010 its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the closing exchange rate at September 30, 2010) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities, who are the main providers of social care, and other public bodies, which are a key source of revenue to us.
Governmental Healthcare and Social Care Initiatives.
The United Kingdom. The U.K. government’s stated ambition is to put service users/patients first through radical reform of public services.
The traditional service-led approach has often meant that people have not received the right help at the right time and in the right place and have been unable to shape the kind of support they need. To address this problem the U.K. government is seeking to introduce a greater level of personalization.

Personalization is a social care approach described by the Department of Health as meaning that every person who receives support, whether provided by statutory services or funded themselves, will have choice and control over the shape of that support in all care settings. The overall aim is for social care services users to have control over how money allocated to their care is spent to achieve their own individual needs for independence, well-being and dignity.
Another of the U.K. government’s visions is for primary and community care to provide high quality, personal care and support, treating people when they are sick and helping them stay healthy. The U.K. government wishes to ensure that there is access to a dedicated team of family doctors, community nurses, health visitors, allied health professionals, social care professionals, pharmacists, dentists and opticians, to enable most patients to enjoy good quality care, close to home. The U.K. government recognizes that the NHS needs to achieve an unprecedented transfer of care and treatment from hospital to community settings and that community services have a pivotal role to play in this. Accordingly, the U.K. government wants to build on the services which are currently provided in the community to create one integrated sustainable structure.
In addition to the personalization agenda and the opportunity for service users and patients to effectively commission their own care, the U.K. government is also radically reforming the NHS organizations that currently commission care, with the proposed abolition of Strategic Health Authorities and NHS Primary Care Trusts with whom we currently deal and replacing them with NHS Commissioning Boards and General Practitioner Commissioning Consortia (“GP Consortia”).
We believe that there is potential for further outsourcing of homecare by local governments and NHS Primary Care Trusts. However, both governmental and NHS bodies are under pressure to achieve significant cost savings and efficiencies. Consequently, the benefits arising from the potential for outsourcing may be reduced by tighter local governmental and NHS Primary Care Trust budgets or by policy changes or legislation. Further, the changes which are proposed in relation to the commissioning bodies also create an increased risk of disruption and alteration to the current outsourcing arrangements.
Northern Ireland. The Health and Social Care Board, which includes five local commissioning groups and a public health group, was established in April 2009 and is responsible for the commissioning of health and social care services in Northern Ireland. The Health and Social Care Board Commissioning Plan 2010/2011 identifies the promotion of “living at home” strategies for patients. It is anticipated that a framework for older people’s health and wellbeing will be implemented which will guide the future direction for commissioning services for domiciliary and community care. The aim of the framework will be to provide evidence based standards, targets and measurable outcomes for the provision of community care.
Republic of Ireland. The Law Reform Commission, in the LRC Report, provisionally recommended that the section of the Health Act, 2007 (prescribing the regulatory parameters of HIQA) be amended to include the regulation and monitoring of domiciliary care providers. This amendment would provide for regulation of the domiciliary care sector in the Republic of Ireland.

These initiatives represent changes to the way in which we are commissioned to provide services, the services that are being commissioned and their regulation and therefore represent an increased risk to our business in order to maintain and grow in such an environment.
Regulations Affecting Employment
U.K. rules affecting our staff. All of our flexible healthcare workers are engaged pursuant to standard written employment contracts. Under the contracts with a majority of our staff, we pay them only for work actually performed. Employees in the United Kingdom are entitled to numerous statutory protections and benefits. For examples, employees are protected from discrimination based on sex, race, religion, national origin, disability, sexual orientation and age (and, in Northern Ireland, on the basis of religious belief or political opinion) and once they have accrued one year’s continuous service they are entitled to the right to not be unfairly dismissed. Our employees are also entitled to receive the national minimum wage, and are subject to the provisions of the Working Time Regulations 1998 (as amended) (the “WTR”), which governs hours of work, night work, breaks and holidays. There are protections in the Republic of Ireland that are roughly equivalent to those mandated by the WTR.
We are subject to the Employment Agencies Act 1973 and Conduct of Employment Agencies and Employment Business Regulations 2003 (the “2003 Regulations”) and applicable case law as our business is classified as an “employment business”. The 2003 Regulations govern the charging for services to a work-seeker and also impose minimum obligations to ensure that the work-seeker and the hirer are suitable. A breach of the 2003 Regulations (or the Employment Agencies Act 1973) resulting in damage is actionable in the civil courts as well as giving potential liability to prosecution and a fine. However, as the focus of the 2003 Regulations is to govern the actions of “employment agencies” rather than “employment businesses,” our business falls outside the scope of a number of the provisions of the 2003 Regulations.
In December 2008, the Temporary Agency Workers Directive (the “Directive”), which introduced additional protection for agency workers, was published by the European Union. The Directive gives member states until December 5, 2011 to implement its provisions. The U.K. government has announced its intention for the relevant legislation to come into effect on October 1, 2011 in Great Britain. The Directive will not apply to Northern Ireland. Pursuant to this legislation, once agency workers have been engaged for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client.
The Pensions Act 2008 is to be introduced in phases, over a five year period beginning in 2012, and will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan. This obligation will apply in respect of all qualifying full time, part time and agency workers who have been in employment for longer than three months. The legislation details the requirements that a qualifying jobholder must satisfy to be eligible for automatic enrollment; in general, a jobholder must be between 22 years old and state pension age and earn more than the national insurance contributions threshold in order to be a qualifying jobholder. Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement.

Initially employers will be required to contribute a minimum of 1% of the jobholder’s qualifying earnings. Upon the final phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. The jobholder’s contributions will start at a minimum of 1% (including tax relief), rising to a maximum of 5% (including tax relief) after five years. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a trustee corporation.
The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
Irish rules affecting our staff. Similar to the U.K., employees in Republic of Ireland are entitled to numerous statutory protections and benefits. Employees are protected from discrimination based on gender, marital status, family status, age, race, religious belief, disability and sexual orientation. They are also entitled to the right to not be unfairly dismissed, usually once they have accrued one year’s continuous service. Employees are entitled to receive the national minimum wage and are subject to the provisions of the Organization of Working Time Act, 1997 which governs hours of work, night work, breaks and holidays.
We are currently subject to the Employment Agencies Act 1971 (the “1971 Act”). However, the Employment Agency Regulation Bill, 2009 (the “Bill”) is intended to replace the 1971 Act and strengthen the regulation of employment agencies. The Bill proposes a modernization of many elements of the 1971 Act as well as a range of new provisions not previously contained in the legislation. The main purpose of the Bill is to provide that employment agencies established in Republic of Ireland may operate only under a license granted by the Minister for Enterprise, Trade and Innovation. Employment agencies based outside of Republic of Ireland will also be required to have such a license unless they are already licensed in another European Economic Area country. Other provisions include a code of practice to set out standards and practices for employment agencies to follow.
The Republic of Ireland has yet to enact legislation to implement the Directive. Currently, the arrangements outlined in the Directive for equal treatment for agency workers are the default position that will apply unless the Republic of Ireland avails itself of one of its specific exceptions. However, the Department of Enterprise, Trade and Innovation has recently entered into a consultation period with interested parties so as to inform the approach in developing the necessary bill to give effect to the Directive. It is expected that draft legislation will be available some time next year.

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
We make available free of charge on or through our website our last three Annual Reports on Form 10-K, our last three quarterly reports on Form 10-Q and the current reports on Form 8-K that we have filed since the beginning of fiscal 2010, as well as amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We will provide paper copies of our 10-Ks, 10-Qs and 8-Ks to any shareholder free of charge upon request. Requests should be sent to us at 245 Park Avenue, New York, New York 10167, Attn.: Secretary.
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
The flexible healthcare staffing business is highly competitive. We compete in national, regional and local markets in the United Kingdom with full-service staffing companies, specialized flexible staffing agencies, NHS Professionals, hospitals, nursing homes and other home healthcare businesses. There are relatively few barriers to entry in the markets we serve and, historically, our industry has been highly fragmented. While we expect to continue to face competition from a broad range of companies, the recent consolidation trend in our industry is likely to result in an increase in the number of larger companies that are able to service regional or national markets. We believe that the primary competitive factors in obtaining and retaining customers are identifying appropriate healthcare staff for specific job requirements, providing staff in a timely manner, pricing services competitively and effectively monitoring job performance. With the introduction by the U.K. government of individualized budgets and direct payments for service users (the “personalization agenda”), another competitive factor is the ability to transition from the business to business sales model (whereby currently the local governmental social service department chooses the level and type of care and support services the service user requires) to a business to consumer model (whereby the service user chooses the level and type of care and support services they require).
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
A change in treatment of flexible staff for U.K. tax, employment, benefits and pension purposes could result in increased costs.
In December 2008, the Temporary Agency Workers Directive (the “Directive”), which introduced additional protection for agency workers, was published by the European Union. The Directive gives member states until December 5, 2011 to implement its provisions. The U.K. government has announced its intention for the relevant U.K. legislation to come into effect on October 1, 2011 in Great Britain. The Directive will not apply to Northern Ireland. Pursuant to this legislation, once agency workers have been engaged for a period of 12 weeks, they will be entitled to at least the basic working and employment conditions to which they would have been entitled if they had been recruited directly by the client. Engagement in a substantially different role breaks the continuity.

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
In the U.K., the Pensions Act 2008 is to be introduced in phases, over a five year period beginning in 2012, and will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan. Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement.
Initially employers will be required to contribute a minimum of 1% of the jobholder’s qualifying earnings. Upon the final phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a trustee corporation.
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
We rely heavily on our senior management team, led by Alexander (Sandy) Young, our chief executive officer, and Paul Weston, our chief financial officer. We have entered into an employment agreement with Mr. Young. Mr. Young’s employment agreement provides that it shall continue until terminated by either party giving the other party no less than 12 month’s prior written notice. In addition, the employment agreement automatically terminates on Mr. Young’s 65th birthday (although, under legislation to take effect in October 2011, such an automatic retirement would need to be justified). We have also entered into an employment agreement with Mr. Weston. Mr. Weston’s employment does not have a fixed term, but provides that either party may terminate the agreement upon six months’ written notice. The loss or unavailability for an extended period of time of either Mr. Young or Mr. Weston could have a material adverse effect on our operations and prospects.

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
In fiscal 2008, we approved the purchase of a new branch operating system supplied by Coldharbour, a privately-owned U.K. company that supplies many of our competitors. This system is currently being rolled out across our branch network with a targeted completion date in fiscal 2012. We anticipate incurring total expenditures, both contractual and non-contractual, relating to software, hardware, hosting services and training costs, of approximately $6.9 million (at the closing exchange rate at September 30, 2010), of which $4.5 million has been incurred and $2.4 million is expected to be incurred in fiscals 2011 and 2012.
Our business is subject to certain risks inherent to international operations.
We operate in the United Kingdom and Ireland. As a result, we are subject to a variety of risks, including:
•	because the revenues and expenses of our principal operations are denominated in pounds sterling and euros but we report our financial results in U.S. dollars, our financial results are affected by fluctuations in currency exchange rates that are unrelated to our results of operations;
•	varying laws relating to, among other things, employment and employment termination;
•	changes in regulatory requirements; and
•	potentially adverse tax consequences.
These risks may materially and adversely affect our business results of operations or financial condition.

Our business may be adversely affected by the current economic recession.
The United Kingdom, Irish and other international economies are experiencing a significant recession. The recession has been magnified by the tightening of the credit markets. Although our business was not significantly affected at the beginning of fiscal 2010 by the recession, we have noticed some impact in our fourth quarter results as we did not see typical increases in either service prices or the number of service hours. We believe this is as a result of the efforts by the U.K. government to restrict its public spending in an effort to reduce its fiscal deficit. In addition, due to the Republic of Ireland’s request for external funding support from the International Monetary Fund and other European bodies, it will be forced to implement plans to significantly reduce its spending. There can be no assurance that our business will not be materially affected by the consequences of these events during fiscal 2011 and in future years.
Risks Relating To The Flexible Healthcare Staffing Market
Our ability to compete in the homecare services market depends on our ability to obtain assignments from local governmental social service departments and NHS Primary Care Trusts.
The largest providers of homecare services in the United Kingdom are local governmental social service departments and NHS Primary Care Trusts. Outsourcing of homecare by these bodies is the principal source of revenue and growth in the homecare staffing market. Though figures vary widely among local governments, homecare provided directly by the local governments typically is significantly more expensive per hour of care than homecare outsourced to independent homecare providers. While we believe there is potential for further outsourcing of homecare by local governments and NHS Primary Care Trusts, the benefits arising from these benefits may be reduced by tighter local governmental and NHS Primary Care Trust budgets, the implementation of the personalization agenda or by policy changes or legislation. Both governmental and NHS bodies are under pressure to achieve significant cost savings and efficiencies and to support the personalization agenda. Moreover, there can be no assurance that we will be chosen by local governmental social service departments or NHS Primary Care Trusts, or other providers of homecare services, to provide outsourced homecare services in the future, or that we will be able to recruit and retain homecare staff at hourly rates that local governments and NHS Primary Care Trusts are willing to pay.
Further, U.K. government proposals made in June 2010 provide for the abolition of NHS Primary Care Trusts in 2013 and commissioning of services to be performed at a local level by new GP Consortia and at a national level for certain larger projects by a new NHS Commissioning Board. These potential changes give rise to further risk of disruption and alteration of current outsourcing/commissioning arrangements.
The introduction of the personalization agenda, individual budgets and direct payments could result in the service user utilizing companies other than us to provide healthcare services.
The government introduction of the personalization agenda, individualized budgets and direct payments, whereby the service user chooses the level and type of care and support services they require instead of the local governmental social service departments, could result in the service user utilizing companies other than us to provide healthcare services. There is currently a public debate as to the applicability of employment protection legislation where personal budgets result in a change of provider. If such legislative protections were to apply it would have the effect of dedicated staff transferring to the new provider.

Lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded which may increase our training costs.
Currently we benefit from grants received from the U.K. government in respect of training provided to carers. Based on the U.K. government budget constraints and in an effort to reduce its costs, the current level of training grants may be reduced, which would have an adverse impact on our results of operations.
Local governmental social service departments continue to outsource the majority of their homecare service requirements.
Currently local authorities outsource the majority of the homecare service requirements under a block or spot contract with private providers. New initiatives include local governmental social service departments working to deliver on the government’s concord on individual “choice and control,” as a result of which the United Kingdom is seeing the introduction of the personalization agenda. Direct payments may allow some service users to choose the level and type of care and support services they require and effectively moves the power of the purchasing decision from the local governmental social service department to the individual. Our ability to sell effectively to this new group of purchasers is affected by our ability to access the contact details of all service users receiving direct funding from the local governmental social service department. This information is secured under the Data Protection Act of 1998 and is often inaccessible.
If NHS Primary Care Trusts (or, in the future, GP Consortia and NHS Commissioning Board’s) do not continue to use homecare as an alternative to residential or NHS Hospitals, our revenues may be adversely affected.
We anticipate that healthcare at home will continue to expand, but there can be no assurance that this trend will continue, especially if legislation or NHS Primary Care Trust (or, in the future, GP Consortia and NHS Commissioning Board’s) provision preferences and allocated funding change. If this trend does not continue, our revenues may be adversely affected.
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
In the last few years, U.K. case law on agency workers has indicated that in limited circumstances agency workers could be deemed to be employees of the customer end-user. Consequently, it is possible that some of the advantages to hospitals and other purchasers of using temporary workers may be lost because of the risk that they will be deemed to be the employer of such workers, and therefore they may decide to hire permanent staff rather than temporary staff. However, current case law suggests that the circumstances in which an end user can be found to be the employer of any agency worker is rare when that agency worker is engaged directly by the agency provider, there is no direct relationship between the end user and the individual and certain other criteria are satisfied (for example, the end user does not performance-manage the individual). In addition, demand for flexible healthcare staffing services may be significantly affected by the general level of economic activity and economic conditions in the regions in which we operate.

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
The Pension Act 2008, which will be phased in over a five year period starting in 2012, will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement unless they actively opt out of that arrangement. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
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
One initiative undertaken by the NHS is the requirement that agencies wishing to supply the NHS Hospitals with temporary staff enter into Framework Agreements. Any attempt to expand the Framework Agreements to cover local governmental social service departments or a wider group of customers, including NHS Primary Care Trusts (and, in the future, GP Consortia and NHS Commissioning Boards), could have a material adverse effect on our consolidated financial position or results of operations.
Since the provision of flexible staff is exempt from VAT, we are largely unable to recover any VAT that we incur, thereby increasing our costs of doing business.
In some of our supply of healthcare staffing services we have historically benefited from a concession under U.K. law (the “Staff Hire Concession”) which allowed us to charge value-added tax (“VAT”) only on the amount of commission charged to the purchaser of flexible staff. The Staff Hire Concession expired in March 2009. We undertook a review of our post-concession VAT treatment and concluded that, other than permanent placement, our supplies are exempt from VAT on the basis that we provide nursing and welfare services and not the supply of staff (which are not exempt from VAT). However, if we are deemed to supply staff, there is, by concession, a further exemption from VAT under U.K. law for the supply of nursing staff and nursing auxiliaries if certain conditions are met. A change in VAT legislation and/or concessions could have a material adverse effect on our financial position or results of operations.
Since the majority of our services are now exempt from VAT, our overall costs have increased as we are not able to recover any VAT that we incur on purchases from our suppliers (such as, for example, utilities) in respect of the goods and services that they supply to us.
Significant legal actions could subject us to substantial uninsured liabilities.
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging medical malpractice, abuse, neglect, negligent hiring, product liability or other breaches of duty. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to civil or criminal claims arising from actions taken by our employees or staff, such as misuse of proprietary information or theft of property. In some instances, we are required to indemnify customers against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant customer policies and guidelines or applicable laws, rules and regulations could result in negative publicity, payment of fines or other damages. In addition, breaches of the Care Standards Act 2000 and associated regulations could result in the revocation of registration or the imposition of conditions on that registration that could adversely effect the continuation of our business in the United Kingdom. Litigation is costly and, even if we do prevail, the cost of such litigation could adversely affect our consolidated financial statements.

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
At September 30, 2010 we had goodwill of approximately $102.9 million, which equaled approximately 54.1% of our total assets at that date.
All goodwill and intangible assets deemed to have indefinite lives are carried at cost and are subject to an annual impairment test. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to our earnings would become necessary. We completed our annual impairment test during the fourth quarter of fiscal 2010 and determined that there was no impairment to our recorded goodwill balance. However, any future determination requiring the write-off of a significant portion of the carrying value of our goodwill could have a material adverse effect on our financial condition or results of operations.

Our ability to use our net operating loss carryforward in the future is limited.
As of September 30, 2010, we had a U.S. federal net operating loss carryforward of approximately $70.4 million, expiring between 2018 and 2024. Our current operations are in the United Kingdom and Ireland. Under U.S. federal tax law, we can only offset our federal net operating loss carryforward against U.S. taxable income, including income earned from operations in the United States and certain other income, including dividends from our U.K. subsidiaries. As of September 30, 2010, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration.
Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, Section 382 imposes an annual limit on our ability to utilize our net operating loss carryforward. Our company recently discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of our foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. We intend to seek a private letter ruling from the Internal Revenue Service to get relief which would allow for a retroactive election. Although we believe it is more likely than not that such relief will be obtained, there is no assurance that we will be able to obtain such relief. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.
Risks Relating To Our Common Stock
Future sales of our common stock by existing shareholders may lower the price of our common stock.
As of December 9, 2010, we had 43,571,251 shares of common stock outstanding.
In addition, as of November 30, 2010, our officers, directors, employees and consultants own options to acquire an aggregate of 3,520,334 shares of common stock under our 2002 Stock Option Plan. We may issue additional options under our 2002 Stock Option Plan. The shares of common stock to be issued upon exercise of the options granted under our 2002 Stock Option Plan have been registered and may be freely sold when issued. We have also issued stock appreciation rights to our chief executive officer that, if earned, will be paid in shares of our common stock. See “Item 11—Executive Compensation—Employment Agreements; Potential Payments Upon Termination or Change-in-Control” for a description of these stock appreciation rights.
Sales of substantial amounts of common stock into the public market could lower the market price of our common stock.

If provisions in our corporate documents and New York law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our shareholders consider favorable.
Provisions of our certificate of incorporation, our bylaws or the New York Business Corporation Law may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable. These provisions include the following:
•	Our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. Without shareholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to these shares of preferred stock. With these rights, preferred shareholders could make it more difficult for a third party to acquire us.
•	Our by-laws require shareholders to provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of shareholders.
•	We are subject to Section 912 of the New York Business Corporation Law, which, with certain exceptions, prohibits business combinations, including mergers, between a New York corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 20% or more of a New York corporation’s voting stock, for a five-year period following the date that the shareholder became an interested shareholder.
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
In April 2009, our board adopted a shareholder rights plan pursuant to which each share of our outstanding common stock is accompanied by one preferred share purchase right. The shareholder rights plan was ratified by our shareholders at the 2010 annual meeting of shareholders. The rights generally will not become exercisable until a person or group acquires 20% or more of our common stock in a transaction that is not approved in advance by our board of directors. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, upon exercise of the right to acquire from us shares of our common stock having a value equal to two times the exercise price. Our board of directors may redeem the rights for a nominal amount at any time prior to ten days after a person or group announces that it has acquired 20% or more of our common stock. If not redeemed by the board, the rights will expire on April 1, 2019. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, the shareholder rights plan could make it more difficult for a third party to acquire us (or 20% or more of our outstanding shares of common stock) without first negotiating with our board of directors regarding such acquisition, even if our shareholders might receive a price in excess of the then-current market price for their shares.

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
Item 1B. Unresolved Staff Comments
We have not received, during the 180 days preceding the end of our 2010 fiscal year, any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.
Item 2. Properties
We lease 275 facilities in the United Kingdom and the Republic of Ireland, of which 146 are for a period of three months or less. We lease our corporate headquarters in the United States. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are well maintained and are suitable for continuing our existing operations. (See “Contractual Cash Obligations” in Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010).
Item 3. Legal Proceedings
We are involved in various other legal proceedings and claims incidental to our normal business activities. We are vigorously defending our position in all such proceedings. We believe that these matters should not have a material adverse impact on our consolidated financial position, cash flows, or results of operations.

Item 4. [Removed and Reserved].
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market, under the symbol “AHCI.” The following table sets forth, for the periods indicated, the high and low intraday sales price of our common stock on the NASDAQ Global Select Market:

PERIOD	HIGH	LOW

Year Ended September 30, 2009	$2.15	$1.00
First Quarter	1.50	.94
Second Quarter	2.48	1.21
Third Quarter	2.90	1.92
Fourth Quarter

Year Ended September 30, 2010
First Quarter	$3.40	$2.27
Second Quarter	3.09	2.40
Third Quarter	2.95	2.22
Fourth Quarter	2.62	1.86

Year Ended September 30, 2010:
First Quarter (through December 9, 2010)	$3.10	$2.37
From December 2005 until August 2010, depository interests representing our shares of common stock traded on the Alternative Investment Market (AIM) of the London Stock Exchange. We did not realize the benefits we anticipated with the AIM listing. In light of this and the costs and regulatory burdens associated with the listing on AIM of our depository interests, in August 2010 we cancelled the admission of trading on AIM of the depository interests.
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
As of December 9, 2010, there were approximately 145 holders of record of our common stock. Holders of record do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositaries.

Equity Compensation Plan Information
For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Repurchases of Equity Securities
The following table presents information about our repurchases of our common stock during the quarter ended September 30, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average	Announced Plans	Under the Plans
	Shares Purchased	Price Paid	or Programs(1)	or Programs
Period	(Thousands)	Per Share	(Thousands)	(Millions)

July 1, 2010 – July 31, 2010	609	$2.34	609	$7.2
August 1, 2010 – August 31, 2010	452	$2.33	452	$6.2
September 1, 2010 – September 30, 2010	—	$—	—	$6.2

Total	1,061	2.34	1,061	$6.2

(1)	In May 2010, we announced that our board of directors had approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market or negotiated transactions, shares of our outstanding common stock in an aggregate amount up to $10 million. The 2010 program does not have a stated expiration date.
Our Comparative Performance
The graph below compares the performance of our common stock for the period from September 30, 2005 to September 30, 2010 with (1) the Center for Research in Security Prices (“CRSP”) Total Returns Index for The NASDAQ Stock Market LLC (US Companies), and (2) the CRSP Total Returns Index for NASDAQ Health Services Stocks (US and Foreign Companies). The CRSP Total Returns Index for The NASDAQ Stock Market LLC (US Companies) measures the performance of all US companies listed on the NASDAQ Global Market (formerly known as the NASDAQ National Market) and the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market). The CRSP Total Returns Index for NASDAQ Health Services Stocks (US and Foreign Companies) measures the performance of all US and foreign companies listed on NASDAQ whose Standard Industry Classification (SIC) Codes are 8000-8099.
The graph assumes that $100 was invested on September 30, 2005 in our common stock and each group of companies whose securities comprise the various indices against which we are being compared and that all dividends, if any, have been reinvested.
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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on September 30, 2005.
Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial information. The financial information for the years ended September 30, 2010, 2009 and 2008 and as of September 30, 2010 and 2009 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K. The financial information for the years ended September 30, 2007 and 2006 and as of September 30, 2008, 2007 and 2006 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.
You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All data in the following table is in thousands, except for per share data.

	Year Ended September 30,
	2010	2009	2008	2007		2006
Financial Data:
Total revenues	$271,079	$249,810	$298,577	$277,795		$280,205
Gross profit	82,305	76,348	90,385	83,956		85,730
Selling, general and administrative expenses	68,846	63,234	77,655	75,284	(2)	71,103
Impairment of goodwill	—	—	—	—		110,004 (4)
Impairment of long-lived assets	—	—	—	—		10,038 (5)

Operating income (loss)	13,459	13,114	12,730	8,672		(105,415)
Interest and other income (expense), net	331	427	393	(3,273	)(3)	(2,698)
Foreign exchange (loss) income	(210)	(197)	(586)	285		73
Provision for (benefit from) income taxes	3,524	3,408	3,751	2,068		(1,887)

Income (loss) from continuing operations	10,056	9,936	8,786	3,616		(106,153)
Income (loss) from discontinued operations, net of taxes(1)	—	367	—	6,266		(17,618)
Gain on disposal of subsidiaries, net of taxes	—	—	—	56,471		—
Net income (loss)	10,056	10,303	8,786	66,353		(123,771)
Less: Net income attributable to noncontrolling interest	(188)	—	—	—		—

Net income (loss) attributable to Allied Healthcare International Inc.	$9,868	$10,303	$8,786	$66,353		$(123,771)

Basic earnings per share — attributable to Allied Healthcare International Inc. common shareholders:
Income from continuing operations	$0.22	$0.22	$0.20	$0.08		$(2.36)
Income from discontinued operations	—	0.01	—	1.40		(0.39)

Net income attributable to Allied Healthcare International Inc common shareholders	$0.22	$0.23	$0.20	$1.48		$(2.75)

Diluted earnings per share — attributable to Allied Healthcare International Inc. common shareholders:
Income from continuing operations	$0.22	$0.22	$0.19	$0.08		$(2.36)
Income from discontinued operations	—	0.01	—	1.39		(0.39)

Net income attributable to Allied Healthcare International Inc. common shareholders	$0.22	$0.23	$0.19	$1.47		$(2.75)

Weighted average number of common shares outstanding:
Basic	44,796	44,986	44,986	44,962		44,930

Diluted	45,009	45,011	45,078	45,147		44,930

	September 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$44,609	$42,325	$31,550	$20,380	$(1,165)
Accounts receivable, net	20,092	19,594	17,774	21,490	26,813
Goodwill	102,945	95,649	109,292	122,843	112,538
Total assets	190,381	173,067	183,262	252,779	195,683
Total debt and capital leases	1,003	—	—	54,795	71,159
Total shareholders’ equity	153,390	147,273	152,670	158,759	86,383

(1)	See Note 3 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion and details of discontinued operations.

(2)	Includes $1.2 million of severance costs and related professional fees incurred upon the resignation of our chairman and chief executive officer and $0.4 million related to the issuance of new warrants and the extension of the expiration date on previously-issued warrants.

(3)	Includes a $1.0 million charge related to the write-off and costs incurred on financing fees and other income of $0.8 million related to interest rate swaps no longer being effective.

(4)	During our annual review of goodwill for impairment in the fourth quarter of fiscal 2006, we determined there was an impairment of $110.0 million to our recorded goodwill balance by using a combination of the market multiple, comparable transaction and discounted cash flow methods. Based on a combination of factors, contributing to the impairment loss were the decrease in profits due to the decline of revenues from the NHS, our company’s market capitalization at the time of testing as well as current and projected operating results.

(5)	Includes a charge of $9.0 million of software costs related to certain aspects of our information system that were based on the Oracle platform that was too slow for the nature of our business and therefore was not achieving full functionality. Also includes a charge of $1.0 million relate to the write-off of other intangible assets. We reviewed the carrying amount of our other intangibles and deemed certain assets to be impaired as of September 30, 2006 as a result of the decline in revenues from the NHS.
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
We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care industry in the United Kingdom, as measured by revenues, market share and number of staff. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 85% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social service departments, private individuals, the Health and Social Care Board and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services.
In May 2010, we acquired a shareholding in a group of business commonly known as Homecare Independent Living Group (“HILG”), which has operations in Ireland. We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate), subject to adjustment based on the final value of the net assets. This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($12.1 million at the closing exchange rate at September 30, 2010). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($17.7 million at the closing exchange rate at September 30, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled in Northern Ireland with four operating divisions and an increasing presence in the Republic of Ireland. This acquisition gives us a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for us with what management believes to be a good growth potential. The two sellers of HILG remain in their existing roles as directors of HILG and have been joined by additional directors appointed by us to this business.
Our services are provided by our integrated network of approximately 115 branches, which have similar economic characteristics and which are located throughout most of the U.K. The operations of our recent acquisition in Ireland are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as our U.K. operations. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. Our management evaluates operating results on a branch basis. All our branches are aggregated into one reportable segment for financial reporting purposes.
Effective January 1, 2010, the standard rate of U.K. value-added tax (“VAT”) reverted to 17.5% (from the previous rate of 15%) and will further increase to 20% effective January 4, 2011, which has and will continue to increase the amount of any irrecoverable VAT cost.
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
In July 2010, the U.K. Finance Bill 2010 was published. As of September 30, 2010 it passed through the House of Commons. As published, the U.K. Finance Bill 2010, announced that the rate of corporation tax will be reducing to 27% from April 2011 and will be reducing to 24% by April 2014. We are currently evaluating the likely impact of this proposed change on our consolidated financial statements and results of operations.
The Pensions Act 2008 is to be introduced in phases, over a five year period beginning in 2012, and will require employers to automatically enroll all eligible jobholders, who are not already in a qualifying workplace or personal pension plan, into either a qualifying workplace or personal pension plan or a new type of savings arrangement, known as the personal accounts plan.

Automatic enrollment means that if jobholders do not wish to be a member of the plan offered to them they must actively opt out of that arrangement. Initially employers will be required to contribute a minimum of 1% of the jobholder’s qualifying earnings. Upon the final phase in of the legislation, employers will be required to contribute a minimum of 3% of the jobholders qualifying earnings, which will be supplemented by contributions from the jobholder so that, in total, the pension contribution for each jobholder should equal a minimum of 8% of the jobholder’s qualifying earnings. There will be limits set on the amount that employers and jobholders can contribute in any one year. The personal accounts plan will be a new trust-based occupational plan, which is independent of the U.K. government and run by a trustee corporation. The extent to which we can recover this additional cost from our customers is uncertain and could impact our profit margins.
In order to reduce the U.K. government’s fiscal deficit, following its Comprehensive Spending Review, HM Treasury announced in October 2010 its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the closing exchange rate at September 30, 2010) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities, who are the main providers of social care, and other public bodies, which are a key source of revenue to us. While we expect some negative impacts on our business as a result of the upcoming changes, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare) and the high quality of our services, our dedicated and caring personnel and our strong market reputation will continue to drive demand for our homecare services. We will monitor this closely.
The U.K. government is also seeking to introduce a greater level of personalization. Personalization is a social care approach which aims for social care services users to have control over how money allocated to their care is spent to achieve their own individual needs for independence, well-being and dignity.
Another of the U.K. government’s visions is for primary and community care to provide high quality, personal care and support, treating people when they are sick and helping them stay healthy, where and when they need it most. The U.K. government wishes to ensure that there is access to a dedicated team of family doctors, community nurses, health visitors, allied health professionals, social care professionals, pharmacists, dentists and opticians, to enable most patients to enjoy good quality care, close to home. The U.K. government recognizes that the NHS needs to achieve an unprecedented transfer of care and treatment from hospital to community settings and that community services have a pivotal role to play in this. Accordingly, the U.K. government has stated that it wants to build on the services which are currently provided in the community to create one integrated sustainable structure.

In addition to the personalization agenda and the opportunity for service users and patients to effectively commission their own care, the U.K. government is also radically reforming the NHS organizations that currently commission care, with the proposed abolition of Strategic Health Authorities (the “SHAs”) and NHS Primary Care Trust with whom we currently deal and replacing them with NHS Commissioning Boards and General Practitioner Commissioning Consortia (“GP Consortia”). The GP Consortia will be given freedom and responsibility for commissioning healthcare for their local communities. Services will be more responsive to patients and designed around their needs, and local authorities will play a new role of supporting integration across health and social care. In the meantime, SHAs and NHS Primary Care Trust will be phased out, and management costs will be reduced to commit more resources to support frontline services. While we believe there is large support for more care at home, away from more expensive residential care, these changes and the method of procurement and the extent of some of the current initiatives like personalization and independent budgets and their effects on our business should become clearer over the next twelve months. We will continue to monitor this closely.
Finally, we believe that there is potential for further outsourcing of homecare by local governments and NHS Primary Care Trusts. However, both governmental and NHS bodies are under pressure to achieve significant cost savings and efficiencies. Consequently, the benefits arising from the potential for outsourcing may be reduced by tighter local governmental and NHS Primary Care Trust budgets or by policy changes or legislation.
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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through September 30, 2010. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation is performed if indicators of impairment are present. In the first three quarters of fiscal 2010, we determined that there were not such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2010 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
Income Taxes
We account for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for foreign, federal and state net operating loss carryforwards, and depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards. As of September 30, 2010, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2010, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.
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
We receive a majority of our revenue from local governmental social service or health and social care service departments and the NHS. For the years ended September 30, 2010, 2009 and 2008, 83.3%, 75.0%, and 69.0%, respectively, of our net revenues were attributable to local governmental social service departments and the NHS payor program.
Business Combinations
Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We obtain a third-party valuation in order to complete our purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management’s original estimates and could have a material adverse impact on our consolidated financial position or results of operations.
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

In order to reduce the U.K. government’s fiscal deficit, following its Comprehensive Spending Review, HM Treasury announced in October 2010 its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the closing exchange rate at September 30, 2010) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities and other public bodies, which are a key source of revenue to us. As a result of the imminent budget social care cuts that were anticipated after the recent U.K. government change we have already not seen typical increases in either service prices or the number of service hours in the quarter ended September 30, 2010.
While we expect some negative impacts on our business as a result of the upcoming changes, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare) and the high quality of our services, our dedicated and caring personnel and our strong market reputation will continue to drive demand for our homecare services.
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
In the third quarter of fiscal 2010, we opened a new Midland hospital business hub from which we hope to see benefits arising from this in our next fiscal year. If successful, we will consider extending this hub approach into other key cities.
Year Ended September 30, 2010 vs. Year Ended September 30, 2009
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Year Ended September 30,			Year Ended September 30,
			%					%
	2010	2009	Change	2010	%	2009	%	Change
(Amounts in thousands)	Revenue			Gross Profit
Homecare	$231,718	$203,885	13.7%	$71,314	30.8%	$63,176	31.0%	12.9%
Nursing Homes	18,469	25,863	-28.6%	5,971	32.3%	8,097	31.3%	-26.3%
Hospitals	19,571	20,062	-2.4%	4,618	23.6%	5,075	25.3%	-9.0%

Total, at constant exchange rates	269,758	249,810	8.0%	81,903	30.4%	76,348	30.6%	7.3%
Effect of foreign exchange	1,321	—	0.5%	402		—		0.5%

Total, as reported	$271,079	$249,810	8.5%	$82,305		$76,348		7.8%

	SG&A
SG&A, at constant exchange rates & excluding acquisition costs	$67,776	$63,234	7.2%
Acquisition costs, at constant exchange rates	752	—	1.2%

SG&A, at constant exchange rates	68,528	63,234	8.4%
Effect of foreign exchange	318	—	0.5%

Total SG&A, as reported	$68,846	$63,234	8.9%

	Operating Income
Operating income, at constant exchange rates & excluding acquisition cost	$14,127	$13,114	7.7%
Acquisition costs, at constant exchange rates	(752)	—	-5.7%

Operating income, at constant exchange rates	13,375	13,114	2.0%
Effect of foreign exchange	84	—	0.6%

Operating income, as reported	$13,459	$13,114	2.6%

	Net Income Attributable to Allied
		Basic		Basic
		and		and
		Diluted		Diluted
		EPS		EPS
Income from continuing operations attributable to Allied, excluding acquisition costs	$10,624	$0.24	$9,936	$0.22
Acquisition costs	(756)	-0.02	—	—

Net income attributable to Allied	$9,868	$0.22	$9,936	$0.22

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

Revenues
Total revenues for the year ended September 30, 2010, before the favorable impact of foreign exchange rates, increased by $20.0 million, or 8.0%, to $269.8 million, compared with $249.8 million for the year ended September 30, 2009. Contributing to the increase in revenues was homecare revenues which grew by 13.7% to $231.7 million. The acquisition of HILG completed in the third quarter of fiscal 2010 contributed 3.2%, or $6.5 million, to the increase in homecare revenues. Nursing home revenues declined by 28.6% to $18.5 million. Hospitals revenues decreased by 2.4% to $19.6 million. After the favorable impact of currency exchange of $1.3 million, revenues increased to $271.1 million.
Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 7.3% to $81.9 million for the year ended September 30, 2010 from $76.3 million for the year ended September 30, 2009. Homecare gross profit grew 12.9% to $71.3 million. The acquisition of HILG completed in the third quarter of fiscal 2010 contributed $2.0 million, or 3.1%, to the increase in homecare gross profit. Nursing homes gross profit declined 26.3% to $6.0 million and hospitals gross profit declined 9.0% to $4.6 million. Changes in foreign exchange increased gross profit by $0.4 million to $82.3 million for the year ended September 30, 2010 compared to $76.3 million for the year ended September 30, 2009, an increase of 7.8%. As a percentage of total revenue, gross profit for the year ended September 30, 2010 was 30.4%, as compared to 30.6% for the comparable prior period mainly due to our sales mix and tightening economic conditions in the United Kingdom.
Selling, General and Administrative Expenses
Total SG&A expenses for the year ended September 30, 2010, before the unfavorable impact of foreign exchange and excluding acquisition costs of $0.8 million related to our acquisition of HILG in the third quarter of fiscal 2010 as well as costs related to aborted acquisitions, increased by $4.5 million, or 7.2% to $67.7 million (25.1% of revenues) compared to $63.2 million (25.3% of revenues) for the year ended September 30, 2009. The acquisition of HILG contributed $1.5 million, or 2.4%, to this increase in SG&A. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the year ended September 30, 2010 our training costs were reduced by training support grants in respect of training provided to carers of $1.6 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.8 million. For the year ended September 30, 2009, we had a reduction in training costs from receipts of training support grants of $2.1 million, which was partially offset by grant-related monitoring and compliance costs incurred of $1.4 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. Changes in foreign exchange increased the reported result by $0.3 million to $68.8 million compared to $63.2 million for the year ended September 30, 2009.

Interest Income
Total interest income for the year ended September 30, 2010 was $0.4 million compared to $0.5 million for the year ended September 30, 2009. The decrease in interest income was mainly attributable to a decrease in interest rates.
Foreign exchange loss
Total foreign exchange loss for the year ended September 30, 2010 was $0.2 million compared to $0.2 million for the year ended September 30, 2009. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $3.5 million or 25.9% of income before income taxes and discontinued operations for the year ended September 30, 2010, compared to a provision of $3.4 million or 25.5% of income before income taxes and discontinued operations for the year ended September 30, 2009.
Income From Continuing Operations
As a result of the foregoing, we recorded income from continuing operations of $10.1 million for the year ended September 30, 2010 compared to income from continuing operations of $9.9 million for the year ended September 30, 2009.
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
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.2 million for the year ended September 30, 2010.

Net Income Attributable to Allied Healthcare International Inc.
As a result of the foregoing, we recorded net income of $9.9 million for the year ended September 30, 2010 compared to net income of $10.3 million for the year ended September 30, 2009.
Year Ended September 30, 2009 vs. Year Ended September 30, 2008

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

In addition to disclosing results of operations that are determined in accordance with GAAP , the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.
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
Liquidity and Capital Resources
General
For our fiscal year ended September 30, 20010, we generated $16.0 million from continuing operating activities. Cash requirements for our fiscal year ended September 30, 2010 for acquisition of controlling interest ($5.7), capital expenditures ($2.8 million) and for treasury shares acquired ($3.8 million) were met through cash on hand.
We believe that the existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next 12 months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2010 and September 30, 2009, $20.1 million (10.6%) and $19.6 million (11.3%), respectively, of our total assets consisted of accounts receivable. The increase in accounts receivable from 2009 to 2010 is mainly due to the timing of invoicing as well as a higher volume of business.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable , is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At September 30, 2010 and September 30, 2009, our average DSOs (excluding unbilled accounts receivable) were 26 and 25, respectively. At September 30, 2010 and September 30, 2009, our average DSOs (including unbilled accounts receivable) were 43 and 40, respectively.

At September 30, 2010 gross receivables, excluding unapplied cash and surcharges, were $22.2 million, of which $17.6 million or 79.5% were represented by amounts due from governmental bodies, either local governmental social service departments or health and social care departments (“SHSD”) or the NHS. At September 30, 2009 gross receivables, excluding unapplied cash and surcharges, were $21.8 million, of which $16.6 million or 76.3% were represented by amounts due from U.K. governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.
The following table summarizes the accounts receivable aging by payor mix at September 30, 2010 and September 30, 2009 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2010	Days	Days	Days	Days	And Over	9/30/2010
SHSD	$4,952	$602	$140	$60	$121	$5,875
NHS	9,540	1,425	318	162	325	11,770
Commercial Payors	1,674	376	63	24	54	2,191
Private Payors	1,860	142	91	68	186	2,347

Gross AR at 9/30/10	$18,026	$2,545	$612	$314	$686	$22,183

Less: Unapplied Cash						(1,120)
Less: Surcharges(A)						(239)
Less: Allowance For Doubtful Accounts						(732)

Accounts Receivable, net						$20,092

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2009	Days	Days	Days	Days	And Over	9/30/2009
SHSD	$9,138	$769	$484	$181	$359	$10,931
NHS	4,670	554	241	90	161	5,716
Commercial Payors	2,200	262	64	33	32	2,591
Private Payors	1,994	157	104	60	275	2,590

Gross AR at 9/30/09	$18,002	$1,742	$893	$364	$827	$21,828

Less: Unapplied Cash						(1,124)
Less: Surcharges(A)						(271)
Less: Allowance For Doubtful Accounts						(839)

Accounts Receivable, net						$19,594

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
As our current operations are predominantly in the United Kingdom and the majority of accounts receivable are from U.K. governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances.
Debt and Capital Leases
See “Leases” and “Debt” under “Commitments” below.
Financial Instrument
See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Commitments
Employment Agreements
See “Item 11—Executive Compensation—Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
Leases
We have entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these operating leases provide for renewal options. Of the $5.5 million operating lease obligations at September 30, 2010, $0.4 million relates to properties that are owned by the noncontrolling interest holders. In connection with our acquisition of HILG, we assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.7 million at September 30, 2010.
Debt
In connection with our acquisition of HILG, we assumed debt related to two invoice discounting facilities and bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at September 30, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of September 30, 2010, we had outstanding borrowings of $0.3 million under the invoice discounting facilities and bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of September 30, 2010 (dollars in thousands):

	Total
	Operating	Total Capital		Total Other
Fiscal	Leases	Leases	Total Debt	Obligations	Total Obligations
2011	$2,732	$377	$294	$1,102	$4,505
2012	1,591	278	40	1,021	2,930
2013	734	128	—	206	1,068
2014	267	4	—	—	271
2015	136	—	—	—	136
Thereafter	—	—	—	—	—

Total:	$5,460	$787	$334	$2,329	$8,910

Less: Amounts representing interest		(118)

Net present value of capital lease obligation		669
Less current portion		320

Long-term lease obligations		$349

Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of September 30, 2010. Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $6.9 million (at the closing exchange rate at September 30, 2010), of which $4.5 million has been incurred in fiscals 2009 and 2010 and $2.4 million is expected to be incurred in fiscal 2011 and 2012. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Miscellaneous
Treasury Shares
In January 2001, we initiated a stock repurchase program, whereby we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock purchase programs were terminated and we initiated a new stock repurchase program, whereby we may purchase up to approximately $10 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. For the three months and fiscal year ended September 30, 2010, we purchased 1.1 million and 1.6 million shares, respectively, for an aggregate purchase price of $2.5 million and $3.8 million, respectively, under our May 2010 stock repurchase program. As of September 30, 2010, we had acquired an aggregate of 2.0 million shares of our common stock for an aggregate purchase price of $5.1 million pursuant to our stock repurchase programs (including stock repurchase programs which have been terminated), which are reflected as treasury stock in our consolidated balance sheet at September 30, 2010. In addition, as of September 30, 2010, we had acquired 0.2 million shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.
Litigation
See “Item 3 — Legal Proceedings.”
Contingencies
See Note 10 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion of contingencies.
Impact of Recent Accounting Standards
See “Recent Accounting Pronouncements” in Note 2 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the fiscal 2010 year as compared to the fiscal 2009 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $1.3 million, increased operating income of $0.1 million and increased income from continuing operations of $47 thousand. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $27.1 million, $1.7 million and $1.0 million impact on reported revenues, operating income and income from continuing operations, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our invoice discount facilities. Our invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at September 30, 2010) and mature in April and June of 2011. We had outstanding borrowings of $0.2 million under the invoice discounting facilities at September 30, 2010. Our remaining debt and capital lease obligations are at fixed interest rates. As such, we believe our exposure to interest rate risk to be minimal.
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.
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

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2010.
EisnerAmper LLP, our auditor, has audited our financial statements, which are included in this Annual Report on Form 10-K, and, as part of its audit, has issued its report, set forth at page F-2 of our financial statements, on the effectiveness of our internal control over financial reporting as of September 30, 2010. Such report is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2010 that was not so disclosed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors and Officers
The following table sets forth certain information concerning the directors and executive officers of our company:

Name	Age	Positions with our Company

Alexander (Sandy) Young	56	Chief Executive Officer and Director
Paul Weston	46	Chief Financial Officer
Leslie J. Levinson	55	Secretary
Sophia Corona	47	Director
Mark Hanley	49	Director
Wayne Palladino	52	Director
Jeffrey S. Peris	64	Non-Executive Chairman of the Board
Raymond J. Playford	50	Director
Ann Thornburg	61	Director
The following paragraphs provide certain biographical information regarding each director and executive officer. For each director, the paragraphs include a description of the experiences, qualifications, attributes or skills that led our Nominating and Corporate Governance Committee to conclude that he or she should be nominated to our board of directors. In addition, another factor the Nominating and Corporate Governance Committee considered in reaching its conclusion that the individuals listed below (other than Professor Playford, who joined the board in August 2010) should be nominated to our board of directors was that each of them has served for a number of years on our board and is thus familiar with our company and its operations.
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

Leslie J. Levinson has served as secretary of our company since September 1999 and had previously served in such capacity from October 1990 until July 1997. Since April 2009, he has been a partner in the law firm of Edwards Angell Palmer & Dodge LLP, where he serves as chair of the healthcare practice. Edwards Angell Palmer & Dodge LLP serves as counsel to our company. From March 2007 until April 2009, he was a partner in WolfBlock LLP, which firm served as counsel to our company. From 2002 until March 2007 he was a partner in Brown Raysman Millstein Felder & Steiner LLP and its successor, Thelen Reid Brown Raysman & Steiner LLP, which firm served as counsel to our company, and from 1991 until 2002 he was a partner in the law firm of Baer Marks & Upham LLP, which firm served as counsel to our company.
Sophia Corona has been a director of our company since November 2006. Since February 2007, she has been employed by Creditex Group Inc., an inter-dealer broker that provides market participants with an electronic credit derivatives trading platform. From February 2007 until January 2010, she served as chief financial officer of Creditex Group Inc. and from January 2010 until the present she has served as chief operating officer of Creditex Group Inc. From April 2006 until February 2007, Ms. Corona was a financial advisor to privately-owned companies. From October 2001 until March 2006, she was the chief financial officer of Bigfoot Interactive, Inc (now known as Epsilon Interactive, Inc.), a provider of e-mail communications and marketing services, which was acquired by Alliance Data Systems Corporation, a New York Stock Exchange-listed company that is a provider of transaction services, credit services and marketing services, in September 2005. From 2000 until 2001, Ms. Corona was the vice president of business development for Visual Radio, LLC, a technology incubation fund that she co-founded in 1996 and in which she was employed as the chief financial officer from 1996 until 1998. From 1998 until 2000, she was a senior vice president with Prism Communications Services, Inc., a telecommunications provider. Ms. Corona has a strong background in operating businesses and in financial reporting.
Mark Hanley has been a director of our company since January 2009. Mr. Hanley previously served as a member of the board of directors of our company from November 2005 until April 2007. Since February 2007, Mr. Hanley has served as the president and chief executive officer of Clinical Research Advantage Inc., a pharmaceutical clinical trials company. From August 2005 until February 2007, he was a consultant to companies in the healthcare industry. From 2000 to August 2005, Mr. Hanley was president and chief executive of O2 Science Acquisition Corporation, a provider of respiratory services. From 1998 to 1999, he was a senior vice president, sales and marketing, of Coram Healthcare Corporation, which provides specialized home infusion therapies and services in the United States and Canada. From 1995 to 1997, Mr. Hanley was an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of the company now known as Allied Healthcare Holdings Limited. From 1987 to 1995, he held various positions with Apria Healthcare Group, Inc., a California-based home healthcare company. Mr. Hanley has extensive experience in the health-care industry, including prior service in management of one of our subsidiaries.

Wayne Palladino has been a director of our company since September 2003. Mr. Palladino has worked at Pzena Investment Management LLC, an asset management firm, since June 2002, where he is a principal and serves as head of client service. From May 2007 until April 2009, he was the chief financial officer of Pzena Investment Management LLC. From August 2000 until June 2002, he was senior vice president and chief financial officer of Lillian Vernon Corporation, a catalog retailer. Mr. Palladino was a vice president of our company from February 1991 until September 1996, senior vice president of our company from September 1996 until August 2000 and chief financial officer of our company from February 1991 until August 2000. Mr. Palladino has an extensive background in public company finance, including prior service as chief financial officer of our company.
Jeffrey S. Peris has been a director of our company since May 1998 and the non-executive chairman of the board of our company since June 2009. From April 2009 until June 2009, he served as the interim non-executive chairman of the board of our company. Since May 2006, Dr. Peris has served as an executive advisor to leading established global and new business entities. Dr. Peris served as the corporate vice president of human resources and chief learning officer of Wyeth (formerly American Home Products Corporation), a global pharmaceutical company, from 2001 until 2006. Dr. Peris was a corporate vice president of Knoll Pharmaceutical (Abbott Laboratories), where he was responsible for human resources, public affairs and investor relations, from 1998 until 2001. Dr. Peris was a management consultant to various Fortune 100 companies from 1997 until 1998. From 1972 until 1997, Dr. Peris was employed by Merck Co., Inc., a leading global pharmaceutical company, where he served in senior executive officer roles in research and development, clinical drug development, global marketing and corporate human resources. He was also a member of Merck’s world-renowned Research Management Council. Dr. Peris has extensive pharmaceutical-healthcare experience in the clinical research, marketing and human resources fields, including executive compensation, recruitment and leadership development.
Raymond J. Playford has been a director of our company since August 2010. From April 2010 until August 2010, Professor Playford served as medical advisor to the board of directors of our company. Professor Playford has been vice principal of Queen Mary University of London since 2006. From 2000 to 2006, he was a professor of gastroenterology at Imperial College. Professor Playford has also served as the company secretary of Nutritional Bioscience Ltd., which is engaged in health research, since 2005, as a non-executive director of Barking Havering & Redbrige NHS Trust since 2009 and as a director of Repair and Protection Foods Ltd., which is engaged in food research, since 2010. Professor Playford has extensive experience in U.K. healthcare issues.
Ann Thornburg has been a director of our company since November 2006. From October 1982 until September 2006, Ms. Thornburg was a partner at PricewaterhouseCoopers LLP, an auditing firm. At PricewaterhouseCoopers LLP, she served in a variety of client service and management roles, including acting as audit partner for major health care clients. From 2001 until 2005, Ms. Thornburg was a member of the U.S. Board of Partners and Principals of PricewaterhouseCoopers LLP. Since July 2007 she has been a member of the faculty of the Kennedy School of Government at Harvard University. Ms. Thornburg has extensive experience in auditing public companies, including health care companies.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder promulgated by the Securities and Exchange Commission require the reporting of transactions in our equity securities by our directors and certain of our officers and by shareholders who beneficially own more than 10% of our common stock (collectively, the “Reporting Persons”). Section 16(a) and the rules thereunder require the Reporting Persons to report initial statements of ownership of our equity securities on Form 3 and changes in ownership of our equity securities on Form 4 or Form 5. Based on a review of these reports filed by the Reporting Persons and written representations from our directors and our executive officers that no Forms 5 were required to be filed by them in respect of our fiscal year ended September 30, 2010, we believe that no Reporting Person failed to file a Section 16 report on a timely basis during our fiscal year ended September 30, 2010.
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

In May 2009, our board of directors adopted a Supplemental Code of Conduct that applies to all of our directors, officers and executive managers, including our chief executive officer and our chief financial officer. The Supplemental Code of Conduct, like the Code of Conduct, is designed to deter wrongdoing and to promote the behavior described in the regulations of the Securities and Exchange Commission. Unlike the Code of Conduct, the Supplemental Code of Conduct does not apply to all employees. A copy of the Supplemental Code of Conduct is filed as an exhibit to this Annual Report on Form 10-K. A copy of the Supplemental Code of Conduct is also available on our website at www.alliedhealthcare.com under “Investors.”
Board Committees
Our board of directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Strategic Investment Committee. In addition, our board of directors on occasion may appoint ad hoc committees of directors for discrete purposes. The members of each committee are appointed by the board of directors.
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
Compensation Committee. See “Item 11 — Executive Compensation — Compensation Discussion and Analysis — The Compensation Committee.”
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

Our Nominating and Corporate Governance Committee consists of Ms. Corona, Dr Peris and Ms. Thornburg. Ms. Thornburg serves as chair of the Nominating and Corporate Governance Committee. All of the members of the Nominating and Corporate Governance Committee are “independent directors,” as such term is defined in the rules of The NASDAQ Stock Market LLC.
Strategic Investment Committee. In June 2009, our board established a Strategic Investment Committee and adopted a charter for the committee. A copy of the charter of the Strategic Investment Committee is available on our website at www.alliedhealthcare.com under “Investors.” The Strategic Investment Committee charter provides that the committee shall be composed of three members, a majority of whom must be “independent directors” under the rules of The NASDAQ Stock Market LLC. Our Strategic Investment Committee consists of Ms. Corona and Messrs. Palladino and Young. Ms. Corona and Mr. Palladino serve as co-chairs of the Strategic Investment Committee.
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
The Nominating and Corporate Governance Committee will consider proposed director nominees whose names are submitted by shareholders in accordance with the notice provisions of our by-laws, which are included in the amended and restated by-laws that we adopted in December 2010. The provisions of our by-laws relating to notice of shareholder nominations for directors are summarized below. Shareholders nominees will be evaluated in the same manner as nominees submitted by directors, officers and large shareholders.
Nominations of persons for election to our board of directors may be made at an annual meeting of shareholders or at any special meeting of shareholders called for the purpose of electing directors by any shareholder of our company who complies with the following notice procedures. Such nominations shall be given in writing in a timely manner to our Secretary. To be timely in the case of an annual meeting of shareholders, a shareholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 90 nor more than 120 days prior to the anniversary of the preceding years annual meeting. However, if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice must be received by the Company no later than the 10th day following the earlier of the day on which notice of the annual meeting was mailed or public disclosure of the date of the annual meeting was made. In the case of a special meeting called for the purpose of electing directors, to be timely the shareholder’s notice must be delivered to or mailed and received at our principal executive offices no later than the 10th day following the earlier on which notice of the special meeting was mailed or public disclosure of the date of the special meeting was made.
The shareholder notice must set forth, among other things, the name, business address and residence address of each nominee, the principal occupation of each nominee and any other information relating to each nominee that would be required in a proxy statement under the federal securities laws. The shareholder notice must also set forth, among other things, the name and address of the shareholder making the nomination, the number of shares of our stock that are owned by the proposing shareholder, whether and to what extent the proposing shareholder has any hedges, economic incentives or rights to vote any securities of our company and a description of all arrangements and understandings between the proposing shareholder and any other person in connection with the director nomination.
The foregoing is a summary of the provisions of our by-laws relating to notice of shareholder nominations of directors. Our amended and restated by-laws are attached as an exhibit to the Form 8-K that we filed with the Securities and Exchange Commission on December 8, 2010.

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
Item 11. Executive Compensation.
Compensation Discussion and Analysis
General
This Compensation Discussion and Analysis addresses the compensation of our “named executive officers.” Our “named executive officers” consist of all individuals who served as our principal executive officer and our principal financial officer during fiscal 2010, as well as each of the other most-highly compensated executive officers of our company whose total annual compensation exceeded $100,000 in fiscal 2010. These individuals are listed in the following table:

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
In fiscal 2008, fiscal 2009 and fiscal 2010 we awarded our executive officers, as well as our non-executive officers, performance-based option awards that vest wholly or partly only if our company’s financial performance meets certain specified criteria. Performance-based options will only be of value to those awarded the options if our company meets the performance criteria specified in the option grants. As it is increasingly common for stock option plans to include performance-based option awards, we have incorporated that component to trigger vesting of the option grants. The terms of the performance-based options that we awarded in fiscal 2008, fiscal 2009 and fiscal 2010 to our named executive officers are described below under “Compensation of Our Named Executive Officers—Long-Term Incentives—2008 Stock Option Grants”, “Compensation of Our Named Executive Officers—Long-Term Incentives—2009 Stock Option Grants” and “Compensation of Our Named Executive Officers—Long-Term Incentives—2010 Stock Option Grants.”
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

No constant criteria or formula is used in determining the amount of a bonus or the number of stock-based awards to grant to our executive officers or in determining the allocation of compensation among salary, bonus and stock-based awards. The Compensation Committee considers compensation in total (base salary, bonus and long-term incentives) for each executive officer. The Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to our company’s success and, based on that determination, recommends to the full board the amount of a bonus and/or the number of stock-based awards to be awarded to executive officers. In determining the bonus amounts for fiscal 2008, fiscal 2009 and fiscal 2010, the Compensation Committee reviewed the practices of other companies with similar businesses and similar positions in the marketplace that are of like size. In determining whether to make grants of stock-based awards to our executive officers, the Compensation Committee will often review the history of prior grants made to these individuals, the status of the vesting of prior grants and the amounts, if any, that have been or may be realized by these individuals from the prior grants.
We generally pay bonuses shortly after our fiscal year has ended, in conjunction with a review of our company’s performance during that fiscal year. We do not have fixed dates on which we issue stock-based awards, but we typically make our awards of stock options shortly after the date of our annual meeting of shareholders. We often issue stock-based awards to executive officers when they are hired or when they assume a new position or take on greater responsibilities. We usually grant stock-based awards outside of the blackout period established under our insider trading policy during which directors and executive officers are forbidden to purchase or sell their shares of our common stock. We do not have a program, plan or practice to coordinate stock-based grants to our executives or any other recipients of stock-based awards with the release of material non-public information.
The Compensation Committee has not historically benchmarked or tied any element of compensation to the performance by our company relative to a peer group or to a broader index, such as the S&P 500 Index, and it did not do so in fiscal 2008, fiscal 2009 or fiscal 2010.
In addition to the three main elements of compensation, we have traditionally paid for some personal benefits and perquisites of our executive officers. The amounts of the personal benefits and perquisites have traditionally been modest. While the personal benefits and perquisites that we award confer a direct or indirect benefit, often of a personal nature, on our executive officers and are not generally available to all employees, our Compensation Committee and board have determined that there are sound business reasons for awarding them, such as the ability to attract and retain executive officers. For example, as discussed below under the “Summary Compensation Table,” in fiscal 2008, fiscal 2009 and fiscal 2010 we provided a car allowance to each of our two named executive officers. Our Compensation Committee believes that a car allowance for members of senior management is a standard reimbursement item for similarly-situated companies and is thus a necessary expense to attract and retain executive officers.
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
The Compensation Committee held a number of formal meetings during fiscal 2010; it did not act by unanimous written consent during that period. The members of the Compensation Committee held numerous informal meetings (consisting generally of telephone conference calls) among themselves during fiscal 2010. Mr. Young’s employment agreement was approved by the full board in January 2008 and the issuance of his stock appreciation rights was approved by the full board in April 2009. Prior to the approval of Mr. Young’s employment agreement and the issuance of his stock appreciation rights, the members of the Compensation Committee had spent considerable time in negotiating Mr. Young’s employment agreement and his stock appreciation rights, so that by the time the full board approved the employment agreement and the stock appreciation rights they bore the imprimatur of the Compensation Committee. Mr. Young’s employment agreement and his stock appreciation rights are described below under “Employment Agreements; Potential Payments upon Termination or Change-in-Control.”
At the formal meetings of the Compensation Committee that were held in fiscal 2010, no individuals other than the members of the Compensation Committee were present. However, during its informal meetings that it held throughout fiscal 2010, advisors were sometimes present when executive compensation was discussed.
We retained Towers Watson, a leading compensation consultant with expertise in healthcare services industry compensation practices, to assist us in structuring Mr. Young’s compensation. Towers Watson provided a third-party perspective based on their extensive knowledge of the healthcare services industry and it advised the Compensation Committee of developments in the design of compensation programs. At the Compensation Committee’s discretion, Towers Watson may be asked to attend and participate in Compensation Committee meetings that deal with executive pay matters.
To the knowledge of the members of the Compensation Committee, no member of management retained a compensation consultant on his behalf during fiscal 2010.
Compensation of our Named Executive Officers
This section discusses the amount of each element of compensation paid to our named executive officers in respect of fiscal 2008, fiscal 2009 and 2010.

Base Salary. The base salaries for fiscal 2008, fiscal 2009 and fiscal 2010 for Alexander (Sandy) Young, who has served as chief executive officer of our company since January 2008, and Paul Weston, who served as chief financial officer designate from May 2008 until September 2008 and as chief financial officer since October 2008, were approved by the full board, upon the recommendation of the Compensation Committee. In the case of Mr. Young, his base salary was negotiated and memorialized in the employment agreement that he entered into in January 2008 when he became our chief executive officer. Mr. Weston received an increase in base salary when he was appointed as chief financial officer designate in May 2008 and a subsequent increase in January 2009 as part of the annual salary increase. Both Mr. Young and Mr. Weston received increases in their base salary of approximately 1% in January 2010.
Bonus. The Compensation Committee recommended to the board of directors that Mr. Young be paid a bonus of £65,000 ($128,252 at September 30, 2008 exchange rates) in respect of our 2008 fiscal year, £86,520 ($134,244 at September 30, 2009 exchange rates) in respect of our 2009 fiscal year and £31,500 ($49,115 at September 30, 2010 exchange rates) in respect of our 2010 fiscal year and that Mr. Weston be paid a bonus of £44,000 ($86,816 at September 30, 2008 exchange rates) in respect of our 2008 fiscal year, £55,878 ($86,700 at September 30, 2009 exchange rates ) in respect of our 2009 fiscal year and £24,200 ($37,733 at September 30, 2010 exchange rates) in respect of our 2010 fiscal year. The non-employee members of the board of directors approved the recommendations of the Compensation Committee.
In determining the bonuses to recommend in respect of our 2008 fiscal year, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Mr. Young and Mr. Weston had performed their duties well and achieved a smooth transition of responsibilities from their respective predecessors. In determining the bonuses to recommend in respect of our 2009 and 2010 fiscal years, the Compensation Committee, in addition to reviewing our financial performance during the year, took note of the fact that Mr. Young continued to lead our company in a manner approved by the board and had improved our operations by, among other things, implementing actions to accelerate growth, and that Mr. Weston had continued to provide solid financial leadership to our company and continued to be a critical executive in driving the Company’ s growth.
Long-Term Incentives — 2008 Stock Option Grants. During fiscal 2008, we granted the following options to purchase shares of our common stock under our 2002 Stock Option Plan to our named executive officers as compensation in respect of our 2008 fiscal year, all of which have time-based vesting and performance-based vesting: (1) 200,000 to Mr. Young, and (2) 80,000 to Mr. Weston. The exercise price of Mr. Young’s options is $2.11 per share and the exercise price of Mr. Weston’s options is $2.01 per share (in each case, the closing price of a share of our common stock on the date of grant). Each of the options has a ten-year term.
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

The terms of the options granted to Mr. Weston in fiscal 2008 provided that 25% vest on the date that our company filed its Annual Report on Form 10-K for its fiscal year ending September 30, 2009 with the Securities and Exchange Commission, 25% vest on May 14, 2010 and 50% will vest on May 14, 2011. In addition to, and not in lieu of these time-based vesting requirements, the options are subject to performance-based vesting requirements as follows:
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
In December 2009, when we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, 20,000 of the 2008 options granted to Mr. Weston vested. An additional 20,000 options vested on May 14, 2010.
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
• 25% will vest on June 17, 2011; and
• 50% will vest on June 17, 2012.
Since our EBITA for fiscal 2010 exceeded our EBITA for fiscal 2009 by less than 20%, none of the Performance-Based Shares will vest. However, the Non-Performance Based Shares will vest in accordance with the schedule set forth immediately above.
Long-Term Incentives—2010 Stock Option Grants. During fiscal 2010, we granted Mr. Weston options to purchase 80,000 shares of our common stock under our 2002 Stock Option Plan as compensation in respect of our 2010 fiscal year. These options have both time-based vesting and performance-based vesting. We did not grant Mr. Young any options in fiscal 2010. The exercise price of Mr. Weston’s options is $2.59 per share (the closing price of a share of our common stock on the date of grant). The options have a ten-year term.
Of the 80,000 shares underlying the options granted to Mr. Weston in fiscal 2009, 48,000 are denominated “Performance Based Shares” and 32,000 are denominated “Non-Performance Based Shares.” Twenty five percent (25%) of the Performance Based Shares will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2011 with the Securities and Exchange Commission, 25% of the Performance Based Shares will vest on May 20, 2012 and 50% of the Performance Based Shares will vest on May 20, 2013. In addition to, and not in lieu of these time-based vesting requirements, the Performance Based Shares are subject to performance-based vesting requirements as follows:
• if our EBITA fiscal 2011 exceeds our EBITA for fiscal 2010 by 25% or more, then all of the Performance Based Shares will vest;
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by 20% or more but less than 25%, then 50% of the Performance Based Shares will vest;

• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by 15% or more but less than 20%, then 25% of the Performance Based Shares will vest; and
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by less than 15%, then none of the Performance Based Shares will vest.
With respect to the Non-Performance Based Shares granted to Mr. Weston:
• 25% will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2011 with the Securities and Exchange Commission;
• 25% will vest on May 20, 2012; and
• 50% will vest on May 20, 2013.
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
Personal Benefits and Perquisites. Our company has traditionally paid a relatively modest amount to our named executive officers by way of personal benefits and perquisites. For each of our two named executive officers, we paid a car allowance in fiscal 2008 ($17,060 in the case of Mr. Young and $7,399 in the case of Mr. Weston), fiscal 2009 ($18,619 in the case of Mr. Young and $13,964 in the case of Mr. Weston) and fiscal 2010 ($18,710 in the case of Mr. Young and $14,033 in the case of Mr. Weston). We also contributed $44,781 and $19,114, respectively, to Mr. Young’s and Mr. Weston’s U.K.-based private pension fund in fiscal 2008, $49,731 and $33,700, respectively, in fiscal 2009 and $50,968 and $37,619, respectively, in fiscal 2010. The contribution to Mr. Young’s and Mr. Weston’s private pension fund was made pursuant to the terms of their respective employment agreements.

Potential Payments upon Termination or Change-in- Control
As discussed more fully below under “Employment Agreements; Potential Payments Upon Termination or Change-in-Control,” we have entered into employment agreements with each of Mr. Young and Mr. Weston. The decisions to enter into employment agreements and the terms of those agreements were based on our company’s need to attract and retain executives responsible for the long-term growth of our company.
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
Section 162(m) of the Internal Revenue Code denies a deduction to any publicly-held corporation for compensation paid to certain covered employees in a taxable year to the extent that compensation exceeds $1,000,000 for the covered employee. Under Section 162(m), certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result of this exclusion, stock options granted under our 2002 Stock Option Plan are not subject to the limitations of Section 162(m). However, since our board retains discretion over cash bonuses, those bonuses do not qualify for the exemption for performance-based compensation. Since none of our executive officers had compensation in excess of $1,000,000 that was subject to Section 162(m) limitations in fiscal 2008, fiscal 2009 or fiscal 2010, Section 162(m) was not applicable.
We make decisions about the grant of stock options based partly on the accounting treatment they receive under the accounting guidance for stock compensation. This guidance requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The effect of this guidance is to reduce our reported profits by the cost of our stock-based awards. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion of the assumptions made in determining the grant-date fair value.

While the Compensation Committee attempts to recommend compensation for executives that produces favorable tax and accounting treatment for our company, its main objective is to develop fair and equitable compensation arrangements that attract, motivate and retain talented executives.
Stock Ownership Guidelines
While we have not adopted equity or other security ownership requirements or guidelines that specify any minimum amounts of ownership for our directors or our executive officers, we encourage our officers and directors to maintain at least some equity in our company and to align their interests with those of our stockholders. We have adopted policies that restrict the circumstances in which executives may “hedge” the economic risk of common stock ownership. Our insider trading policy prohibits both short sales (i.e., selling stock that is not owned and borrowing shares to make delivery) and the buying or selling of puts, calls or other derivatives in respect of securities of our company, other than long-term hedging transactions that are designed to protect an individual’s investment in our company and that are pre-cleared in accordance with the procedures set forth in our insider trading policy. In order to meet the criteria that a long-term hedging transaction be designed to protect an individual’s investment in our company, our insider trading policy requires that any hedge must be for at least one year and relate to stock or options held by the individual.
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
The Compensation Committee
Sophia Corona
Mark Hanley
Jeffrey S. Peris

Executive Compensation
Summary Compensation Table
The following table summarizes all compensation earned by or paid to our named executive officers in fiscal 2010, fiscal 2009 and fiscal 2008.

				Option
				Awards
				(including
				Stock
Name and				Appreciation		All Other
Principal	Fiscal	Salary	Bonus	Rights)		Compensation		Total
Position(s)	Year	($)	($)	($)(3)		($)		($)
Alexander (Sandy) Young,	2010	$339,784	$49,115	—		$69,678	(5)(6)	$458,577
Chief Executive Officer(1)	2009	$333,167	$134,244	—	(4)	$68,350	(5)(6)	$535,761
	2008	$298,545	$128,252	—		$61,842	(5)(6)	$488,639
Paul Weston,	2010	$250,794	$37,733	$100,424		$51,652	(6)(7)	$440,603
Chief Financial Officer(2)	2009	$245,909	$86,700	$88,016		$47,664	(6)(7)	$468,289
	2008	$127,429	$86,816	$82,616		$26,514	(6)(7)	$323,375

(1)	Mr. Young became our chief executive office in January 2008.

(2)	From 2004 until September 2008, Mr. Weston was our company’s financial director in the United Kingdom. In May 2008, Mr. Weston was appointed the chief financial officer designate of our company and in October 2008 he became the chief financial officer of our company.

(3)	The amounts in this column represent the fair value of grants, on the date of grant, calculated in accordance with the rules of the Securities and Exchange Commission and the accounting guidance for option awards. They do not reflect compensation actually received by the named executive officers. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options or stock appreciation rights issued to him will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options or the stock appreciation rights are sold over the exercise price of the options or the base price of the stock appreciation rights, less any transaction costs.

(4)	Amount does not reflect $0.4 million grant date value of the 200,000 options awarded in 2008 to Mr. Young, the terms of which were finalized in 2009, and the 566,135 stock appreciation rights awarded in 2009 to Mr. Young as we estimated that none of the performance measures will be achieved. Because the terms of the 200,000 options were finalized in April 2009, the grant date value of the options was calculated as of such date.

(5)	In fiscal 2010, represents payment for a car allowance of $18,710 and payments of $50,968 toward Mr. Young’s U.K.-based private pension fund. In fiscal 2009, represents payment for a car allowance of $18,619 and payments of $49,731 toward Mr. Young’s U.K.-based private pension fund. In fiscal 2008, represents payment for a car allowance of $17,060 and payments of $44,782 towards Mr. Young’s U.K.- based private pension fund.

(6)	Our company pays for a group life insurance policy that covers certain of our employees, including the named executive officer, and is payable to the beneficiaries of the covered employees in the event of their death. Our company also pays for a group health insurance policy that covers certain of our employees, including the named executive officers. The amount listed in the “All Other Compensation” column does not include premiums in a de minimus amount that are attributable to the coverage of the named executive officer under such group life insurance policy or such group health insurance policy.

(7)	In fiscal 2010, represents payment for a car allowance of $14,033 and payments of $37,619 towards Mr. Weston’s U.K.- based private pension fund. In fiscal 2009, represents payment for a car allowance of $13,964 and payments of $33,700 towards Mr. Weston’s U.K.- based private pension fund. In fiscal 2008, represents payment for a car allowance of $7,399 and payments of $19,115 towards Mr. Weston’s U.K.- based private pension fund.
Grants of Plan-Based Awards
The following table summarizes the options that our company granted to our named executive officers during fiscal 2010. All options listed in the table were granted under our 2002 Stock Option Plan.

Exercise
		Estimated Future Payouts					or Base	Grant Date
		under Equity					Price of	Fair Value
		Incentive Plan Awards					Option	of Stock
	Grant	Threshold		Target	Maximum		Awards	and Option
Name	Date	(#)		(#)	(#)		($/Sh)	Awards(2)
Paul Weston	5/20/10	32,000	(1)	(1)	80,000	(1)	$2.59	$100,424

(1)	Of the 80,000 shares underlying the options granted to Mr. Weston in fiscal 2010, 48,000 are denominated “Performance Based Shares” and 32,000 are denominated “Non-Performance Based Shares.” Twenty five percent (25%) of the Performance Based Shares will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2011 with the Securities and Exchange Commission, 25% of the Performance Based Shares will vest on May 20, 2012 and 50% of the Performance Based Shares will vest on May 20, 2013. In addition to, and not in lieu of these time-based vesting requirements, the Performance Based Shares are subject to performance-based vesting requirements as follows:
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by 25% or more, then all of the Performance Based Shares will vest;
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by 20% or more but less than 25%, then 50% of the Performance Based Shares will vest;
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by 15% or more but less than 20%, then 25% of the Performance Based Shares will vest; and
• if our EBITA for fiscal 2011 exceeds our EBITA for fiscal 2010 by less than 15%, then none of the Performance Based Shares will vest.

With respect to the Non-Performance Based Shares granted to Mr. Weston:
• 25% will vest on the date that our company files its Annual Report on Form 10-K for its fiscal year ending September 30, 2011 with the Securities and Exchange Commission;
• 25% will vest on May 20, 2012; and
• 50% will vest on May 20, 2013.

(2)	The amounts in this column represent the fair value of grants, on the date of grant, calculated in accordance with the rules of the Securities and Exchange Commission and the accounting guidance for option awards. They do not reflect compensation actually received by the named executive officers. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that an executive officer will realize upon the exercise of the stock options or stock appreciation rights issued to him will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options or the stock appreciation rights are sold over the exercise price of the options or the base price of the stock appreciation rights, less any transaction costs.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the outstanding options held by our named executive officers at September 30, 2010.

	Option Awards
					Equity
					Incentive
					Plan
					Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised		Option
	Options		Options		Unearned		Exercise
	(#)		(#)		Options		Price	Option Expiration
Name	Exercisable		Unexercisable		(#)		($)	Date
Alexander (Sandy) Young	—		—		200,000	(1)	$2.11	2/6/2015	(3)
	—		—		566,135	(2)	1.51
Paul Weston	12,000		—		—		$6.20	3/23/2015
	10,000		—		—		5.65	9/30/2015
	60,000		—		—		1.92	10/16/2016
	40,000	(4)	40,000	(4)	—		2.01	5/14/2018
	—		32,000	(5)	48,000	(5)	2.12	6/17/2019
	—		32,000	(6)	48,000	(6)	2.59	5/20/2020

(1)	Represents options to purchase 200,000 shares of our common stock. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” for a description of these options.

(2)	Represents stock appreciation rights to purchase up to 566,135 shares of our common stock. See “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” for a description of these stock appreciation rights. The potential maximum value of the stock appreciation rights (when aggregated with the actual or, if still unexercised, expected value of the 200,000 stock options) will be £3.0 million (approximately $4.7 million at the closing exchange rate at September 30, 2010).

(3)	If earned, the shares of common stock underlying the stock appreciation rights will be paid to Mr. Young as soon as practicable after September 30, 2011.

(4)	In May 2008, Mr. Weston was granted 80,000 options. The terms of these options provide that 25% vest on the date that our company files its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 with the Securities and Exchange Commission, 25% vest on May 14, 2010 and 50% will vest on May 14, 2011. In addition to, and not in lieu of these time-based vesting requirements, the options are subject to the following performance-based vesting requirements:
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
Since our EBITDA for fiscal 2009 exceeded our EBITDA for fiscal 2008 by 20% or more, 25% (or 20,000) of the options vested on December 4, 2009 (the date that we filed our Annual Report on Form 10-K for the fiscal year ended September 10, 2009 with the Securities and Exchange Commission) and 25% (or 20,000) of the options vested on May 14, 2010.

(5)	In June 2009, Mr. Weston was granted 80,000 options. Of these options, 48,000 are denominated “Performance Based Shares” and 32,000 are denominated “Non-Performance Based Shares.” Twenty five percent (25%) of the Performance Based Shares will vest on the date that our company files its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 with the Securities and Exchange Commission, 25% of the Performance Based Shares will vest on June 17, 2011 and 50% of the Performance Based Shares will vest on June 17, 2012. In addition to, and not in lieu of these time-based vesting requirements, the Performance Based Shares are subject to performance-based vesting requirements as follows:
• if our EBITA for fiscal 2010 exceeds our EBITA for fiscal 2009 by 30% or more, then all of the Performance Based Shares will vest;
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
• 25% will vest on June 17, 2011; and

• 50% will vest on June 17, 2012.
Since our EBITA for fiscal 2010 exceeded our EBITA for fiscal 2009 by less than 20%, none of the Performance-Based Shares will vest. However, the Non-Performance Based Shares will vest in accordance with the schedule set forth immediately above.

(6)	The terms of these options are described in the footnotes to the “Grant of Plan Based Awards” table above.
Exercise of Options During Fiscal 2010
None of our named executive officers exercised any options of our company held by them in our fiscal year ended September 30, 2010.
Employment Agreements; Potential Payments
Upon Termination or Change-in-Control
Chief Executive Officer
In January 2008, we entered into an employment agreement with Alexander Young, our chief executive officer. Pursuant to his employment agreement, Mr. Young serves as the chief executive officer of our company at a salary of £218,463 per annum (approximately $345,370 at the closing exchange rate at September 30, 2010), subject to annual review by the Compensation Committee, and as a director of our company. Mr. Young’s employment agreement provides that it shall continue until terminated by either party giving the other party no less than 12 month’s prior written notice. In addition, the employment agreement automatically terminates on Mr. Young’s 65th birthday. Pursuant to his employment agreement:
•	we awarded Mr. Young 200,000 stock options in February 2008;

•	we granted Mr. Young 566,135 stock appreciation rights in April 2009, the terms of which are described below;

•	we provide Mr. Young with a car allowance; and

•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.
In April 2009, our board of directors, upon the recommendation of our Compensation Committee, made a grant of 566,135 stock appreciation rights to Mr. Young. The stock appreciation rights represent the right to receive a payment, in shares of our common stock, equal to the product of (a) the number of stock appreciation rights granted that vest and (b) the excess of (i) the closing sale price of a share of our common stock on the date that the stock appreciation rights are settled over (ii) the base price of $1.51 (the closing price of a share of our common stock on the NASDAQ Global Select Market on April 21, 2009, the date that the stock appreciation rights were granted to Mr. Young).
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

Mr. Young’s employment agreement does not provide for payments to be made to him at, following or in connection with a change of control of our company. In lieu of the 12 month’s prior written notice of termination, our employment agreement with Mr. Young provides that we may terminate the employment agreement at any time by making a payment to Mr. Young equal to his salary for the notice period (or, if applicable, the remainder of the notice period) and the cost to us of providing Mr. Young with his health insurance, car allowance and contribution to his U.K.-based private pension fund for the notice period (or, if applicable, the remainder of the notice period). The following table illustrates that benefits that Mr. Young would have been entitled to receive pursuant to this employment agreement, assuming (i) our company terminated his employment on September 30, 2010, and (ii) we chose to pay his salary and benefits in one lump sum, rather than provide him with 12 months notice of termination:

Severance payment in lieu of salary	$345,370
Severance payment in lieu of health insurance	$4,150
Severance payment in lieu of car allowance	$18,970
Severance payment in lieu of payment towards U.K.-based private pension fund	$51,800

Total:	$420,290	(1)

(1)	Represents a single payment.
Our stock appreciation rights agreement and our stock option agreement with Mr. Young provides for acceleration of the awards granted thereunder in the event of his death or disability, by reason of any other circumstance that the Compensation Committee determines, or in the event that we undergo a change of control. The agreements provide that the awards will be accelerated if the performance measures specified therein have been achieved and that the awards shall be accelerated on a pro-rata basis based on the amount of time that has elapsed at termination. Because none of the performance measures were achieved on a pro rata basis at September 30, 2010, had Mr. Young’s employment terminated on September 30, 2010 due to death, disability, by reason of any other circumstance that the Compensation Committee determines or a change of control of our company, he would not have realized any amounts under his stock appreciation rights agreement or stock option agreement.

Chief Financial Officer
In May 2008 we entered into an employment agreement with Paul Weston, who was then serving as our chief financial officer designate. Mr. Weston became our chief financial officer in October 2008. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £161,247 (approximately $254,915 at the closing exchange rate at September 30, 2010). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund. The following table illustrates that benefits that Mr. Weston would have been entitled to receive pursuant to this employment agreement and U.K. law in the event that Mr. Weston’s employment had been terminated on September 30, 2010 due to an acquisition:

Severance payment in lieu of salary	$254,915
Severance payment in lieu of health insurance	$2,650
Severance payment in lieu of car allowance	$14,230
Severance payment in lieu of payment towards U.K.-based private pension fund	$38,240

Total:	$310,035	(1)

(1)	Represents a single payment.
Certain of our stock option agreements with Mr. Weston provide that they shall become immediately exercisable in full in the event that we undergo a change in control. In the event that we had undergone a change of control on September 30, 2010, the “spread” (the difference between the closing price of our stock on September 30, 2010 and the option exercise price) of the in-the-money options held by Mr. Weston that would have accelerated would have aggregated $50,000.
Risk Considerations in Our Compensation Program
Our Compensation Committee has considered whether our compensation policies and practices for our employees, including, but not limited to, our executive officers, encourage excessive or inappropriate risk taking and determined that they do not for the following reasons:
Substantially all of our homecare aides, nurses and nurses aids are paid on an hourly basis and none participate in our stock option plan.
Those employees who participate in our stock option plan receive both a salary and options (or, in the case of our chief executive officer, options and stock appreciation right) as part of their compensation package. Our Compensation Committee believes that the salary component is a sufficiently meaningful part of the compensation package that our employees, including our executive officers, will not take unnecessary or excessive risks in order to maximize their chances of realizing on their options or stock appreciation rights.

The options we have granted in last few years have had vesting schedule that is in whole or in part based on growth in earnings (as opposed to growth in revenues). The Compensation Committee believes that the performance goals in our options are reasonably achievable. The time-based vesting for our stock options ensures that our employees’ long-term interests align with those of our shareholders.
Our Compensation Committee believes that the use of earnings growth as a condition to vesting focuses employees on profitability in a manner that vesting tied to revenues growth, which might incentive employees to drive sales without regard to the costs of sales, does not.
Although the vesting of the stock appreciation rights of our chief executive officer are dependent, in part, on growth in revenues, we believe that there are a number of features of the stock appreciation rights which discourage excessive or inappropriate risk taking. First, a larger percentage of the vesting is determined by growth in earnings than by growth in revenues. Tying the vesting of the stock appreciation rights to earnings acts as a check on entering into contracts that increase sales but not earnings. Second, the stock appreciation rights provide for partial vesting for various levels of achievement in earnings and revenues, thereby permitting payouts at levels below full target achievement, rather than providing for an “all-or-nothing” approach.
As a healthcare staffing company, our company does not face the same level of risks associated with compensation of employees at companies, such as financial service companies, that reward at least some of their employees for successfully taking substantial risks.
Director Compensation
The following table summarizes the compensation paid to our directors during fiscal 2010.
Director Compensation Table for Fiscal 2010

	Fees Earned
	or Paid in		Option
	Cash		Awards	Total
Name (1)(2)	($)		($)(6)(7)	($)
Sophia Corona	$50,000		$86,415	$136,415

G. Richard Green(3)	$35,000		$74,070	$109,070

Mark Hanley	$35,000		$74,070	$109,070

Wayne Palladino	$45,000		$86,415	$131,415

Jeffrey S. Peris	$100,000		$98,760	$198,760

Raymond J. Playford(4)	$3,333	(5)	$—	$3,333

Ann Thornburg	$50,000		$92,588	$142,588

(1)	Alexander (Sandy) Young, who has served as a director of our company since January 2008, is not included in this table because he is an employee of our company who received no additional compensation for services as a director. The compensation received by Mr. Young as an employee of our company during fiscal 2010 is reflected in the Summary Compensation Table.

(2)	Except as otherwise indicated, each individual named below served as a director of our company for all of fiscal 2010.

(3)	Mr. Green resigned from our board of directors effective as of August 21, 2010.

(4)	Professor Playford joined our board of directors on August 21, 2010.

(5)	Does not include $15,566 in fees that Professor Playford received for serving as medical advisor to our board of directors from April 2010 until he joined our board in August 2010.

(6)	The amounts in this column represent the fair value of grants, on the date of grant, calculated in accordance with the rules of the Securities and Exchange Commission and the accounting guidance for option awards. They do not reflect compensation actually received by the directors. See Note 9 of Notes to Consolidated Financial Statements for our fiscal year ended September 30, 2010 for a discussion of the assumptions made in determining the grant-date fair value. The actual value, if any, that a director will realize upon the exercise of the stock options issued to him or her will be equal to the excess of the trading price of shares of our common stock on the date that the shares underlying the options are sold over the exercise price of the options, less any transaction costs.

(7)	As of September 30, 2010, our directors had the option awards outstanding set forth below:
Sophia Corona: 290,000
G. Richard Green: 237,000
Mark Hanley: 120,000
Wayne Palladino: 311,000
Jeffrey S. Peris: 379,000
Raymond J. Playford: —
Ann Thornburg: 350,000

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
Cash Compensation
We do not pay directors who are employees of our company additional cash compensation for their services as a director. Our cash compensation program for non-employee directors is as follows:
•	each non-employee director is entitled to an annual retainer of $30,000 per year;

•	each non-employee director who is a member of our Audit Committee, our Compensation Committee or our Nominating and Corporate Governance Committee (other than the chairpersons) is entitled to receive an additional $5,000 per year for service on those committees;

•	the chairperson of our Audit Committee and our Nominating and Corporate Governance Committee, is entitled to receive $20,000 per year for serving as such, which amount is in addition to the $30,000 annual retainer paid to non-employee directors;

•	the co-chairpersons of the Strategic Investment Committee are each entitled to receive $10,000 per year for serving as such, which amounts are in addition to the $30,000 annual retainer paid to all non-employee directors;

•	the non-executive chairman of the board is entitled to receive $100,000 per year (which amount includes the $30,000 annual retainer paid to all non-employee directors). Our non-executive chairman of the board also serves as the chairperson of our Compensation Committee, but he does not receive additional remuneration for serving as such.
In addition, in June 2009 the board approved a one-time payment of $10,000 to each non-employee member of the board in recognition of the unusual and extraordinary services that had been performed by such individuals for the benefit of our company over the previous year.
We make payments to our directors of the amounts to which they are entitled on a quarterly basis.
Equity-Based Compensation
In order to ensure that directors have an ownership interest aligned with our shareholders, our board has granted to non-employee directors options to purchase shares of our common stock. In connection with its periodic review of director compensation, in May 2010 our board granted options to purchase 60,000 shares of our common stock at a price of $2.59 per share (the closing price of a share of our common stock on the date of grant) to each non-employee director. In connection with this grant of options, the chairperson of both our Audit Committee and our Nominating and Corporate Governance Committee received options to purchase an additional 15,000 shares of our common stock, our chairman, who also serves as the chairman of our Compensation Committee, received options to purchase an additional 20,000 shares of our common stock, and the co-chairs of our Strategic Investment Committee each received options to purchase an additional 10,000 shares of our common stock. Accordingly, in May 2010 we issued options to purchase an aggregate of 415,000 shares of our common stock to our non-employee directors.

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
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Sophia Corona, Mark Hanley and Jeffrey S. Peris. Dr. Peris serves as chairman of the Compensation Committee. Ms. Corona and Messrs. Hanley and Peris served on our Compensation Committee throughout fiscal 2010. Except for Mr. Hanley, who served from 1995 to 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited, no member of our Compensation Committee has ever served as an officer or employee of our company or any of our subsidiaries, nor has any such individual had a business relationship with our company or any of our subsidiaries during fiscal 2010 that requires disclosure under the rules of the Securities and Exchange Commission. In addition, during fiscal 2010, no executive officer of our company served as either a director or a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our company’s Compensation Committee or board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the number of shares of common stock, and the percentage of shares of common stock, beneficially owned as of December 9, 2010 (the “Determination Date”) (except as noted in the footnotes below) by (1) each director of our company, (2) each current named executive officer, (3) all persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (4) all current directors and named executive officers of our company as a group (8 persons). The information as to the number of shares of our common stock beneficially owned by the individuals and entities listed below was derived from reports filed with the Securities and Exchange Commission by such persons and company records. To our knowledge, except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as set forth below, the address of each of the following holders of shares of our common stock is c/o Allied Healthcare International Inc., 245 Park Avenue, New York, New York 10167.

	Number of
	Shares of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name	Owned		Owned(1)

Alexander (Sandy) Young	116,839	(2)	*

Paul Weston	130,000	(3)	*

Sophia Corona	177,500	(4)	*

Mark Hanley	45,000	(5)	*

Wayne Palladino	204,664	(6)	*

Jeffrey S. Peris	243,500	(7)	*

Raymond J. Playford	3,162		*

Ann Thornburg	218,750	(8)	*

Rutabaga Capital Management	3,985,347	(9)	9.1

Dimensional Fund Advisors LP	3,642,953	(10)	8.4

Austin W. Marxe and David M. Greenhouse	2,929,718	(11)	6.7

Keane Capital Management, Inc.	2,614,581	(12)	6.0

All current executive officers and directors as a group (8 persons)	1,139,415	(13)	2.6

*	Less than 1%.

(1)	As of the Determination Date, there were 43,571,251 shares of our common stock outstanding. The percentage given for each shareholder assumes that such shareholder has exercised the options held by such shareholder that are exercisable within 60 days of the Determination Date, but that no other shareholders have exercised the options held by them.

(2)	Consists of 10,000 shares held by Mr. Young and 106,839 shares held by Mr. Young’s wife. Does not include 200,000 shares subject to options and 566,135 stock appreciation rights held by Mr. Young that are not exercisable within 60 days of the Determination Date.

(3)	Consists of 130,000 shares subject to options held by Mr. Weston that are exercisable within 60 days of the Determination Date. Does not include 192,000 shares subject to options held by Mr. Weston that are not exercisable within 60 days of the Determination Date.

(4)	Consists of 177,500 shares subject to options held by Ms. Corona that are exercisable within 60 days of the Determination Date. Does not include 112,500 shares subject to options held by Ms. Corona that are not exercisable within 60 days of the Determination Date.

(5)	Consists of 45,000 shares subject to options held by Mr. Hanley that are exercisable within 60 days of the Determination Date. Does not include 75,000 shares subject to options held by Mr. Hanley that are not exercisable within 60 days of the Determination Date.

(6)	Consists of 5,914 shares of common stock held by Mr. Palladino, 250 shares held jointly by Mr. Palladino and his wife and 198,500 shares subject to options that are exercisable within 60 days of the Determination Date. Does not include an additional 112,500 shares subject to options held by Mr. Palladino that are not exercisable within 60 days of the Determination Date.

(7)	Consists of 2,000 shares of common stock held by Marjon Repjel, LP and 241,500 shares subject to options held by Dr. Peris that are exercisable within 60 days of the Determination Date. Dr. Peris has sole voting and sole dispositive power over the shares of common stock held by Marjon Repjel, LP. Does not include an additional 137,500 shares subject to options held by Dr. Peris that are not exercisable within 60 days of the Determination Date.

(8)	Consists of 218,750 shares subject to options held by Ms. Thornburg that are exercisable within 60 days of the Determination Date. Does not include 131,250 shares subject to options held by Ms. Thornburg that are not exercisable within 60 days of the Determination Date.

(9)	The number of shares owned is given as of February 11, 2010, the date of filing of the Schedule 13G amendment by Rutabaga Capital Management (“Rutabaga”) with the Securities and Exchange Commission. According to the Schedule 13G amendment, Rutabaga has sole voting power with respect to 2,422,020 shares of our common stock, shared voting power with respect to 1,563,327 shares of our common stock, sole dispositive power with respect to 3,985,347 shares of our common stock and shared dispositive power with respect to no shares of our common stock. Rutabaga’s address is 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109.

(10)	The number of shares owned is given as of February 8, 2010, the date of filing of the Schedule 13G amendment by Dimensional Fund Advisors LP (“Dimensional”) with the Securities and Exchange Commission. According to the Schedule 13G amendment, Dimensional has sole voting power with respect to 3,561,850 shares of our common stock, shared voting power with respect to no shares of our common stock, sole dispositive power with respect to 3,642,953 shares of our common stock and shared dispositive power with respect to no shares of our common stock. Dimensional’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(11)	The number of shares owned is given as of February 16, 2010, the date of the joint filing on Schedule 13G by Mr. Marxe and Mr. Greenhouse with the Securities and Exchange Commission. According to the Schedule 13G, Messrs. Marxe and Greenhouse share voting and investment power over 351,231 shares of our common stock owned by Special Situations Cayman Fund, L.P. and 2,578,487 shares of our common stock owned by Special Situations Fund III QP, L.P. Messrs. Marxe’s and Greenhouse’s address is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(12)	The number of shares owned is given as of February 17, 2009, the date of filing of the Schedule 13G amendment by Keane Capital Management, Inc. (“Keane”) with the Securities and Exchange Commission. According to the Schedule 13G amendment, Keane has sole voting power with respect to 2,614,581 shares of our common stock, shared voting power with respect to no shares of our common stock, sole dispositive power with respect to 2,614,581 shares of our common stock and share dispositive power with respect to no shares of our common stock. Keane’s address is 3440 Torringdon Way, Suite 308, Charlotte, North Carolina 28277.

(13)	Includes an aggregate of 1,011,250 shares subject to options held by our executive officers and directors that are exercisable within 60 days of the Determination Date, 106,839 shares held by Mr. Young’s wife, 250 shares held jointly by Mr. Palladino and his wife and 2,000 shares held by Marjon Repjel, LP, an entity over which Dr. Peris has sole voting and dispositive power.

Equity Compensation Plan Information
The following table sets forth certain information as of September 30, 2010 regarding compensation plans under which equity securities of our company are authorized for issuance:
Equity Compensation Plan Information

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,588,334		$2.34	2,134,486

Equity compensation plans not approved by shareholders	566,135	(1)	$1.51	—

Total	4,154,469		$2.23	2,134,486

(1)	The securities covered by the equity compensation plan that has not been approved by our shareholders consist of the stock appreciation rights granted in April 2009 to our chief executive officer. For a description of the stock appreciation rights, see “Item 11 — Executive Compensation—Employment Agreements; Potential Payments Upon Termination or Change-in-Control.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
In March 2010, Professor Playford and our company entered into a letter agreement pursuant to which Professor Playford agreed to serve as medical advisor to the board of directors of our company for the period from April 1, 2010 through September 30, 2010 or such other term as Professor Playford and the Company shall mutually agree upon. The letter agreement provided that it could be terminated at any time by either of party upon written notice to the other. In consideration of serving as advisor, the Company agreed to pay Professor Playford the sum of $10,000 per quarter and to reimburse him for reasonable out-of-pocket expenses incurred by him in connection with performing his services for the Company. The letter agreement was terminated in August 2010, when Professor Playford joined our board of directors.

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
Director Independence
Our board of directors has determined that Sophia Corona, Mark Hanley, Wayne Palladino, Jeffery A. Peris, Raymond J. Playford and Ann Thornburg are “independent directors,” as such term is defined in the rules of The NASDAQ Stock Market LLC. The only current member of our board of directors who is not independent is Alexander (Sandy) Young, who serves an executive officer of our company.

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
The NASDAQ rules for independent directors provide, among other things, that a director cannot be considered independent if he or she has been employed by the issuer in the past three years. In determining whether Mr. Palladino qualifies as an “independent director” under the NASDAQ rules, our board of directors considered the fact that he served from February 1991 until August 2000 as an officer of our company in various positions (including chief financial officer). In determining whether Mr. Hanley qualifies as an “independent director” under the NASDAQ rules, our board of directors considered the fact that he served from 1995 until 1997 as an executive director/director of business development of Transworld Healthcare (UK) Limited, a subsidiary of our company now known as Allied Healthcare Holdings Limited. In determining whether Mr. Playford qualifies as an “independent director” under the NASDAQ rule, our board of directors considered the fact that he served from April 2010 until August 2010 as medical advisor to our board of directors.
Item 14. Principal Accountant Fees and Services.
Audit and Other Fees During Fiscal 2010 and Fiscal 2009
The following table sets forth the fees for professional services provided by our independent auditor in respect of our fiscal years ended September 30, 2010 and September 30, 2009 for various audit and other services. Our independent auditor for those fiscal years was EisnerAmper LLP (formerly known as Eisner LLP).

	Fiscal 2010	Fiscal 2009

Audit fees	$647,000	$764,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—
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
We did not incur audit-related fees, tax fees or other fees during fiscal 2010 or fiscal 2009 from services provided to us by our independent auditor for those periods. Accordingly, no non-audit services provided by our independent auditor were approved by the Audit Committee after the fact in reliance upon the de minimus exception.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:

Page
(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — September 30, 2010 and 2009	F-3

Consolidated Statements of Operations — for the years ended September 30, 2010, 2009 and 2008	F-4

Consolidated Statements of Changes in Shareholders’ Equity — for the years ended September 30, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows — for the years ended September 30, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

(2) Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	S-1

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

Exhibit
Number	Title

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

3.13
Amended and Restated By-laws of Allied Healthcare International Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010; File No. 001-11570).

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

4.3
Amendment No. 1 to Rights Agreement, dated as of March 10, 2010, entered into by Allied Healthcare International Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010; File No. 001-11570).

Exhibit
Number	Title

4.4
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

10.2
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

10.3
2002 Stock Option Plan (incorporated herein by reference to Annex D to the proxy statement/prospectus forming a part of Amendment No. 1 to our Registration Statement on Form S-4 (Reg. St. No. 333-87304) filed with the Securities and Exchange Commission on May 21, 2002; File No. 333-87304).

10.4
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

10.6
Stock Appreciation Rights Agreement, entered into effective as of April 21, 2009, between Allied Healthcare International Inc. and Alexander Young (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; File No. 001-11570).

11	Statement re: computation of earnings per share (computation can be determined clearly from the material contained in this Annual Report on Form 10-K).

14.1	Allied Healthcare International Inc. Code of Conduct (incorporated herein by reference to Exhibit 14 to our Form 10-K for the fiscal year ended September 30, 2003; File No. 001-11570).

14.2	Allied Healthcare International Inc. Supplemental Code of Conduct (incorporated herein by reference to Exhibit 14.2 to our Form 10-K for the fiscal year ended September 30, 2009; File No. 001-11570).

Exhibit
Number		Title

21	(1)	Subsidiaries of Allied Healthcare International Inc.

23	(1)	Consent of EisnerAmper LLP, independent registered public accounting firm of Allied Healthcare International Inc.

31.1	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	(1)	Section 1350 Certification of Chief Executive Officer.

32.2	(1)	Section 1350 Certification of Chief Financial Officer.

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Sandy Young
	Name:	Sandy Young
	Title:	Chief Executive Officer

Dated: December 14, 2010
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

/s/ Sandy Young	Chief Executive Officer and Director	December 14, 2010

Sandy Young	(principal executive officer)

/s/ Paul Weston	Chief Financial Officer	December 14, 2010
Paul Weston	(principal financial and accounting officer)

/s/ Sophia Corona	Director	December 14, 2010

Sophia Corona

/s/ Mark Hanley	Director	December 13, 2010

Mark Hanley

/s/ Wayne Palladino	Director	December 14, 2010

Wayne Palladino

/s/ Jeffrey S. Peris	Director	December 8, 2010

Jeffrey S. Peris

/s/ Raymond J. Playford	Director	December 8, 2010

Raymond J. Playford

/s/ Ann Thornburg	Director	December 13, 2010

Ann Thornburg

ALLIED HEALTHCARE INTERNATIONAL INC.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
We have audited the accompanying consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Healthcare International Inc. and subsidiaries as of September 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective October 1, 2009, the Company adopted revised guidance relating to accounting and reporting for business combinations and noncontrolling interests in a subsidiary.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allied Healthcare International Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 13, 2010 expressed an unqualified opinion thereon.
/s/ EisnerAmper LLP
New York, New York
December 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied Healthcare International Inc.
We have audited the internal control over financial reporting of Allied Healthcare International Inc. and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allied Healthcare International Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows and financial statement schedule listed in the Index at Item 15 for each of the years in the three-year period ended September 30, 2010, and our report dated December 13, 2010 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s adoption of revised accounting guidance related to business combinations and noncontrolling interests.
/s/ EisnerAmper LLP
New York, New York
December 13, 2010

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$39,031	$35,273
Accounts receivable, less allowance for doubtful accounts of $732 and $839, respectively	20,092	19,594
Unbilled accounts receivable	13,393	11,572
Deferred income taxes	552	389
Prepaid expenses and other assets	1,943	1,188

Total current assets	75,011	68,016

Property and equipment, net	8,924	7,756
Goodwill	102,945	95,649
Other intangible assets, net	3,501	1,646

Total assets	$190,381	$173,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,581	$1,186
Current maturities of debt and capital leases	614	—
Accrued expenses, inclusive of payroll and related expenses	25,897	24,304
Taxes payable	2,310	201

Total current liabilities	30,402	25,691

Long-term debt and capital leases, net of current maturities	389	—
Deferred income taxes	1,534	103
Other long-term liabilities	308	—

Total liabilities	32,633	25,794

Commitments and contingencies (Note 10)

Noncontrolling interest (Note 3)	4,358	—

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,571 shares, respectively	457	456
Additional paid-in capital	242,478	241,555
Accumulated other comprehensive loss	(15,267)	(14,418)
Accumulated deficit	(68,158)	(78,026)

	159,510	149,567
Less cost of treasury stock (2,150 and 585 shares, respectively)	(6,120)	(2,294)

Total shareholders’ equity	153,390	147,273

Total liabilities and shareholders’ equity	$190,381	$173,067

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Revenues:
Net patient services	$271,079	$249,810	$298,577

Cost of revenues:
Patient services	188,774	173,462	208,192

Gross profit	82,305	76,348	90,385

Selling, general and administrative expenses	68,846	63,234	77,655

Operating income	13,459	13,114	12,730

Interest income	361	537	935
Interest expense	(30)	(110)	(542)
Foreign exchange loss	(210)	(197)	(586)

Income before income taxes and discontinued operations	13,580	13,344	12,537

Provision for income taxes	3,524	3,408	3,751

Income from continuing operations	10,056	9,936	8,786

Discontinued operations:
Income from discontinued operations, net of taxes	—	367	—

Net income	10,056	10,303	8,786

Less: Net income attributable to noncontrolling interest	(188)	—	—

Net income attributable to Allied Healthcare International Inc.	$9,868	$10,303	$8,786

Amounts attributable to Allied Healthcare International Inc.:
Income from continuing operations, net of tax	$9,868	$9,936	$8,786
Discontinued operations, net of tax	—	367	—

Net income	$9,868	$10,303	$8,786

Basic earnings per share — attributable to Allied Healthcare International Inc. common shareholders
Income from continuing operations	$0.22	$0.22	$0.20
Income from discontinued operations	—	0.01	—

Net income attributable to Allied Healthcare International Inc. common shareholders	$0.22	$0.23	$0.20

Diluted earnings per share — attributable to Allied Healthcare International Inc. common shareholders
Income from continuing operations	$0.22	$0.22	$0.19
Income from discontinued operations	—	0.01	—

Net income attributable to Allied Healthcare International Inc. common shareholders	$0.22	$0.23	$0.19

Weighted average number of common shares outstanding:
Basic	44,796	44,986	44,986

Diluted	45,009	45,011	45,078

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	(Deficit)	Treasury
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Total

Balance, September 30, 2007	45,571	$456	$240,206	$18,018	$(97,627)	$(2,294)	$158,759

Comprehensive loss:
Net income					8,786		8,786
Foreign currency translation adjustment, net of taxes of $(1,747)				(16,199)			(16,199)

Comprehensive loss							(7,413)

Adoption of guidance for uncertainty in income taxes					512		512

Stock based compensation			812				812

Balance, September 30, 2008	45,571	$456	$241,018	$1,819	$(88,329)	$(2,294)	$152,670

Comprehensive loss:
Net income					10,303		10,303
Foreign currency translation adjustment, net of taxes of $(2,057)				(16,237)			(16,237)

Comprehensive loss							(5,934)

Stock based compensation			537				537

Balance, September 30, 2009	45,571	$456	$241,555	$(14,418)	$(78,026)	$(2,294)	$147,273

Comprehensive income:
Net income					9,868		9,868
Foreign currency translation adjustment, net of taxes of $(31)				(849)			(849)

Comprehensive income							9,019

Cost of treasury shares						(3,826)	(3,826)

Stock option exercises	150	1	287				288

Stock based compensation			636				636

Balance, September 30, 2010	45,721	$457	$242,478	$(15,267)	$(68,158)	$(6,120)	$153,390

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$10,056	$10,303	$8,786
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(367)	—
Depreciation and amortization	3,108	2,590	3,231
Amortization of intangible assets	1,324	1,252	1,634
Foreign exchange (gain) loss	(43)	7	—
Increase (decrease) in provision for allowance for doubtful accounts	30	360	(167)
Loss on sale of fixed assets	31	20	166
Stock based compensation	636	537	812
Deferred income taxes	61	117	88
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease (increase) in accounts receivable	82	(4,281)	1,579
(Increase) decrease in prepaid expenses and other assets	(1,544)	2,318	(3,488)
Increase (decrease) in accounts payable and other liabilities	2,260	2,867	(3,779)

Net cash provided by continuing operations	16,001	15,723	8,862
Net cash used in discontinued operations	—	—	(561)

Net cash provided by operating activities	16,001	15,723	8,301

Cash flows from investing activities:
Capital expenditures	(2,768)	(2,850)	(3,344)
Acquisition of controlling interest, net of cash acquired	(5,680)	—	—
Proceeds from sale of business held in escrow and designated for debt repayment	—	116	53,638
Proceeds from sale of property and equipment	73	1	50
Payments on acquisitions payable	—	(1,082)	—

Net cash (used in) provided by investing activities	(8,375)	(3,815)	50,344

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(152)	—	—
Payments under revolving loan, net	—	—	(24,664)
Borrowings (payments) under invoice discounting facility, net	255	—	(4,458)
Principal payments on long-term debt	—	—	(23,678)
Proceeds from sale of interest rate swap agreements	—	—	617
Treasury shares acquired	(3,826)	—	—
Stock options exercised	288	—	—

Net cash used in financing activities	(3,435)	—	(52,183)

Effect of exchange rate on cash	(433)	(2,834)	(504)

Increase in cash	3,758	9,074	5,958

Cash and cash equivalents, beginning of year	35,273	26,199	20,241

Cash and cash equivalents, end of year	$39,031	$35,273	$26,199

Supplemental cash flow information:
Cash paid for interest	$30	$405	$1,143

Cash paid for income taxes, net	$1,459	$1,102	$4,872

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other long-term liabilities	$609

Details of business acquired in purchase transactions:
Fair value of assets acquired	$12,319

Liabilities assumed or incurred	$2,715

Noncontrolling interest	$3,888

Cash paid for acquisitions	$5,716
Cash acquired	36

Net cash paid for acquisitions	$5,680

See notes to consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements
1. Business and Operations:
Allied Healthcare International Inc. and its subsidiaries (the “Company”) is a provider of flexible, or temporary, healthcare staffing services to the United Kingdom (“U.K.”) healthcare and social care (often referred to as domiciliary care) industry. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. The Company maintains a listing of approximately 12,000 homecare aides, nurses and nurses aides. During fiscal 2010, the Company generally placed an average of 8,000 individuals each week with its customers.
In May 2010 the Company acquired a 50.1% shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”) which has operations in Ireland. HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled with four operating divisions in Northern Ireland and an increasing presence in the Republic of Ireland. The results of these acquired businesses are reflected in our consolidated results as of the acquisition date. See Note 3 for details of acquisition transaction.
Essentially, all services provided by the Company are provided by its integrated network of approximately 115 branches, which have similar economic characteristics and are located mainly throughout most of the U.K. The operations of the Company’s recent acquisition in Ireland are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as the Company’s U.K. operations. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all our branches are aggregated into one reportable segment.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Stock-Based Compensation:
The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“the FASB”) guidance for stock-based compensation which requires companies to measure, at the grant date, and recognize in the financial statements compensation expense for all share-based payments at fair value over the requisite service period. The Company generally recognizes compensation expense on a straight-line basis over the requisite service period for its employee and director share-based compensation plan.
Accounts Receivable:
The Company maintains a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At September 30, 2010 and September 30, 2009, $20.1 million (10.6%) and $19.6 million (11.3%), respectively, of the Company’s total assets consisted of accounts receivable.
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
Business Combinations:
Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We obtain a third-party valuation in order to complete our purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management’s original estimates and could have a material impact on the Company’s consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Goodwill and Other Intangible Assets:
Goodwill and other intangible assets deemed to have indefinite lives are carried at cost, and are subject to annual impairment tests. Other intangible assets are carried at cost, net of accumulated amortization. The Company completed its annual impairment test during the fourth quarter of fiscal 2010 and determined there was no impairment to its recorded goodwill balance. The Company does not have other intangible assets with indefinite lives.
The following table presents the changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2009 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2008	$220,304	$(111,012)	$109,292
Foreign exchange effect	(27,024)	13,761	(13,263)
Acquisitions payable adjustment	(380)	—	(380)

Balance at September 30, 2009	$192,900	$(97,251)	$95,649
Goodwill acquired during the year	7,424	—	7,424
Foreign exchange effect	(818)	690	(128)

Balance at September 30, 2010	$199,506	$(96,561)	$102,945

In the fourth quarter of fiscal 2009, the Company negotiated a final settlement with the owner of a previously acquired entity relating to its contingent consideration acquisitions payable which resulted in a $0.4 million adjustment to goodwill. Of the $102.9 million goodwill balance at September 30, 2010, approximately $5.0 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		September 30, 2010
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,387	$8,124	$2,263
Trade names	3 – 20	1,427	189	1,238
Non-compete agreements	2 – 3	191	191	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$12,012	$8,511	$3,501

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)

		September 30, 2009
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	5 – 12	$8,502	$6,856	$1,646
Trade names	3	164	164	—
Non-compete agreements	2 – 3	192	192	—
Favorable leasehold interests	2 – 5	8	8	—

Total		$8,866	$7,220	$1,646

Amortization expense for other intangible assets subject to amortization was $1.3 million, $1.3 million and $1.6 million for the years ended September 30, 2010, 2009 and 2008, respectively. At September 30, 2010, estimated future amortization expense of other intangible assets still subject to amortization for the succeeding fiscal years is as follows:

2011	$919
2012	612
2013	610
2014	371
2015	67
Thereafter	922

$3,501

The change in the net carrying amount at September 30, 2010 is due to other intangible assets acquired during the year, amortization expense and the foreign exchange effect.
Income Taxes:
The Company accounts for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. At September 30, 2010 the Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009.
Revenue Recognition:
Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is mainly recognized upon completion of timesheets that also require the signature of the recipient of services and through electronic call monitoring. Unbilled accounts receivable represents amounts due for services performed, but not billed as of the balance sheet date. At September 30, 2010 and 2009, the Company had $13.4 million and $11.6 million, respectively in unbilled accounts receivable.
The Company receives a majority of its revenue from the local governmental social service or health and social care service departments and the National Health Services (the “NHS”) payors. For the years ended September 30, 2010, 2009 and 2008, 83.3%, 75.0% and 69.0%, respectively, of the Company’s net revenues were attributable to the U.K. local governmental social service departments and the NHS payor programs.
Advertising Costs:
Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended September 30, 2010, 2009 and 2008 was $0.2 million, $0.4 million and $0.8 million, respectively.
Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At September 30, 2010, 2009 and 2008, the Company had outstanding stock options (including performance-based stock options) and warrants to purchase 2.2 million, 1.9 million and 2.2 million shares, respectively, of common stock ranging in exercise price from $2.11 to $6.20, $2.01 to $6.20, and $2.01 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the stock appreciation rights (the “SARs”) issued to the Chief Executive Officer (the “CEO”), as further described in Note 9, have not been included in the computation of diluted EPS at September 30, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The weighted average number of common shares used in the basic and diluted earnings per share computations for the years ended September 30, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	44,796	44,986	44,986
Effect of dilutive securities — stock options and warrants	213	25	92

Shares used in computation of diluted EPS of common stock	45,009	45,011	45,078

Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statements of the Company’s U.K. operations is impacted by fluctuation in foreign currency exchange rates. The following table displays comprehensive income (loss) for the years ended September 30, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Net income	$10,056	$10,303	$8,786
Change in cumulative translation adjustment	(567)	(16,237)	(16,199)

Comprehensive income (loss), net of income taxes	9,489	(5,934)	(7,413)
Comprehensive income attributable to the noncontrolling interest	(470)	—	—

Comprehensive income (loss) attributable to the Company	$9,019	$(5,934)	$(7,413)

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
Fair Value of Financial Instruments:
Cash, accounts receivable, unbilled accounts receivable, accounts payable, current maturities of debt and capital leases, accrued expenses and taxes payable approximate fair value due to the short-term maturity of those instruments. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market value.
The fair value of the Company’s long-term debt and capital lease obligations was approximately $0.4 million at September 30, 2010. The fair values were estimated using a discounted cash flow analysis.
Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents with various financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.
The Company grants credit without collateral to its patients. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable. At September 30, 2010 and 2009, 78.2% and 76.0%, respectively, of accounts receivable was due from governmental local social service or health and social care service departments and the NHS payors with the balance due from various other third-party payors and self-pay patients (none of which comprise greater than 10% of the balance).

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
Recent Accounting Pronouncements:
Noncontrolling Interests. In December 2007, the FASB issued a standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Effective October 1, 2009, the Company adopted this standard, at which date it did not have any impact on the Company’s consolidated financial position and results of operations. However, as a result of the acquisition of HILG completed in the third quarter of fiscal 2010, the consolidated financial position and results of operations were impacted to reflect the new presentation for noncontrolling interest.
Business Combinations. In December 2007, the FASB issued a standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective October 1, 2009, the Company adopted this standard, at which date it did not have any impact on the Company’s consolidated financial position and results of operations. However, as a result of the acquisition of HILG completed in the third quarter of fiscal 2010, the consolidated financial position and results of operations were impacted to reflect the requirements of this standard.
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
Subsequent Events. In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective upon issuance, these amendments removed the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this new guidance did not have any impact on the Company’s consolidated financial position and results of operations.

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
3. Business Combinations and Dispositions:
Combinations:
In May 2010 the Company acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”). The Company acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate). Such consideration may be adjusted based on the final value of the net assets. This was funded through the Company’s cash on hand. In addition, the Company has also entered into call option agreements giving the Company the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require the Company to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by the Company for 100% of the HILG business will be £7.7 million ($12.1 million at the closing exchange rate at September 30, 2010). The maximum amount payable by the Company for 100% of the HILG business will be £11.2 million ($17.7 million at the closing exchange rate at September 30, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.
HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled with four operating divisions in Northern Ireland and an increasing presence in the Republic of Ireland. This acquisition gives the Company a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for the Company with what management believes to be a good growth potential. The two sellers of HILG remain in their existing roles as directors of HILG and have been joined by additional directors appointed by the Company to this business.
The goodwill of $7.4 million arising from the acquisition consists largely of the benefits expected from this transaction. None of the goodwill recognized is expected to be deductible for income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The following tables summarizes the consideration paid for HILG and the estimates of the fair value of the assets acquired and liabilities assumed, the resulting goodwill recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in HILG. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts in its next fiscal period ended December 31, 2010.

(in thousands)	Consideration
Cash	$5,716

Fair value of total consideration transferred	$5,716

Preliminary
Estimates of
Acquisition
Date
(in thousands)	Fair Value
Property and equipment	$986
Current assets(a)	1,753
Current liabilities(b)	(1,781)
Debt and capital lease obligations	(823)
Deferred tax liability	(949)

Total identifiable net liabilities	$(814)
Goodwill	7,424
Other intangible assets(c)	2,994
Noncontrolling interest in HILG	(3,888)

Total purchase price	$5,716

(a)	Includes cash, accounts receivable, unbilled accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.

(c)	Includes customer relationships of $1.8 million with an estimated useful life of 4 years and trade names of $1.2 million with an estimated useful life of 20 years.
For the fiscal year end September 30, 2010, acquisition-related costs of $0.5 million related to the acquisition of HILG are included in selling, general, and administrative expenses in the Company’s statement of operations.
The fair value of the noncontrolling interest in HILG, a private company, was estimated by using the observed transaction relating to a controlling interest which occurred as of the measurement date. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include (i) an estimated discount to

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
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
Due to the put option agreements, the Company has classified the noncontrolling interest as mezzanine equity on its consolidated balance sheet. The following table presents a reconciliation of the carrying amount of the noncontrolling interest at September 30, 2010 (in thousands):

Fair value of noncontrolling interest at acquisition	$3,888
Net income attributable to noncontrolling interest	188
Change in cumulative translation adjustment	282

Noncontrolling interest at September 30, 2010	$4,358

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
In fiscal 2009, discontinued operations resulted in income, net of tax, of $0.4 million due to the reversal of accrued refunds payable and accrued patient electric usage reimbursement as the warranty period under the sales agreement covering these costs had expired.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
4. Property and Equipment:
Major classes of property and equipment, net, consist of the following at September 30 (in thousands):

	2010	2009

Furniture, fixtures and equipment (including software)	$19,331	$16,448
Leasehold improvements	1,268	1,036
Vehicles	737	—

	21,336	17,484
Less, accumulated depreciation and amortization	12,412	9,728

	$8,924	$7,756

Included in property and equipment, net, is $1.0 million of fixed assets acquired in the HILG acquisition in fiscal 2010. In fiscal 2009, the Company wrote-off fully depreciated property and equipment of approximately $8.9 million due to obsolescence. Depreciation and amortization of property and equipment for the years ended September 30, 2010, 2009 and 2008 were $3.1 million, $2.6 million and $3.2 million, respectively.
5. Accrued Expenses:
Accrued expenses consist of the following at September 30 (in thousands):

	2010	2009

Payroll and related expenses	$20,112	$19,750
Professional fees	1,383	1,087
Refunds payable	1,129	1,024
Other	3,273	2,443

	$25,897	$24,304

6. Debt:
In connection with the Company’s acquisition of HILG, the Company assumed debt related to two invoice discounting facilities and bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at September 30, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of September 30, 2010, the Company had outstanding borrowings of $0.3 million under the invoice discounting facilities and bank loan that bore interest at rates ranging from 4.0% to 4.7%.

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
7. Shareholders’ Equity:
In January 2001, the Company initiated a stock repurchase program, whereby it was authorized to purchase up to approximately $1.0 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, the Company initiated a second stock repurchase program, pursuant to which it was authorized to purchase up to an additional $3.0 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock repurchase programs were terminated and the Company initiated a new stock repurchase program,

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
whereby it may purchase up to approximately $10 million of its outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. For the year ended September 30, 2010, the Company purchased 1.6 million shares for an aggregate purchase price of $3.8 million under its May 2010 stock repurchase program. As of September 30, 2010, the Company had acquired 2.0 million shares of its common stock for an aggregate purchase price of $5.1 million pursuant to its stock repurchase programs, which are reflected as treasury stock in the Company’s Consolidated Balance Sheet at September 30, 2010. In addition, as of September 30, 2010, the Company had acquired 0.2 million shares of its common stock for an aggregate value of $1.0 million from certain of its former executive officers. Such shares were acquired in fiscal 2004 and delivered to the Company as payment on promissory notes issued by the Company to them.
In April 2009, the Company adopted a shareholder rights plan pursuant to which each share of its outstanding common stock is accompanied by one preferred share purchase right. The shareholder rights plan was ratified by the Company’s shareholders at the 2010 annual meeting of shareholders. The rights generally will not become exercisable until a person or group acquires 20% or more of the Company’s common stock in a transaction that is not approved in advance by its Board of Directors. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, upon exercise of the right to acquire from the Company shares of Company common stock having a value equal to two times the exercise price. The Company’s Board of Directors may redeem the rights for a nominal amount at any time prior to ten days after a person or group announces that it has acquired 20% or more of the Company’s common stock. If not redeemed by the Board, the rights will expire on April 1, 2019.
8. Income Taxes:
The provision for income taxes from continuing operations for the years ended September 30, 2010, 2009, and 2008 is summarized as follows (in thousands):

	2010	2009	2008
Current:
Federal	$31	$26	$8
Foreign	3,432	3,265	3,655
Deferred:
Foreign	61	117	88

Provision for income taxes	$3,524	$3,408	$3,751

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Accrued expenses	$563	$380
Federal net operating loss carryforward	23,943	24,468
State net operating loss carryforward	8,356	8,532
Provision for doubtful accounts	116	85
Depreciation	622	928
Stock Options	623	471
Other	89	150

Gross deferred tax assets	34,312	35,014
Valuation allowance	(33,035)	(33,538)

Net deferred tax assets	1,277	1,476

Deferred tax liabilities:
Intangible assets	(2,158)	(1,190)
Other	(101)	—

Deferred tax liabilities	(2,259)	(1,190)

Net deferred tax (liability) asset	$(982)	$286

Classification of Deferred Taxes:
Current Deferred Tax Assets	$552	$389
Long-Term Deferred Tax Liabilities	(1,534)	(103)

Net deferred tax (liabilities) assets	$(982)	$286

The Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.
As of September 30, 2010, the Company had U.S. federal net operating loss carryforward of approximately $70.4 million which if unused, will expire in the years 2018 through 2024. The Company’s public offering in July 2004 of its common shares caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”). Accordingly, Section 382 imposes an annual limit on the Company’s ability to utilize it net operating loss carryforward. The Company recently discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of its foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. The Company intends to obtain a private letter ruling from the Internal Revenue Service to get relief which would allow for a retroactive election and believes it is more likely than not that such relief will be obtained.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes on income before income taxes and discontinued operations for the years ended September 30, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Income taxes at 34%	$4,617	$4,537	$4,263
Valuation allowance	(500)	(1,288)	(783)
Foreign tax, net	(842)	(743)	(592)
Enacted U.K. rate change	(120)	—	(78)
Stock options	5	246	111
Expiration of warrants unexercised	—	80	391
Other, net	364	576	439

Provision for income taxes	$3,524	$3,408	$3,751

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
Income before income taxes and discontinued operations generated from the U.K. operations for the years ended September 30, 2010, 2009 and 2008 was $13.1 million, $12.4 million and $11.2 million, respectively.
In June 2006, the FASB issued guidance related to the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.
Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2009. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalities in operating expenses.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Effective October 1, 2007, the Company adopted the provisions of this guidance. Upon implementation, the Company recognized a net decrease to its opening accumulated deficit of $0.5 million and a decrease in taxes payable of $0.5 million from the cumulative effect of adoption as a result of the Company’s evaluation of its tax positions in accordance with this guidance, including recent experience with taxing authorities. After adoption of this guidance, the accrual for unrecognized tax benefits was zero which remains unchanged at September 30, 2010.
The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since it was formed in November 1981. The U.S. federal statute of limitations remains open for the years 2006 onward.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is currently under examination from the New York City Department of Finance for fiscal years 2007 through 2009.
Years still open to examination by foreign tax authorities are fiscal 2009 onward. The Company is not currently under examination in any foreign jurisdictions.
9. Stock Options:
Stock Options:
Under the shareholder approved 2002 Stock Option Plan (“Option Plan”), the Company may grant incentive and non-qualified options to purchase its common stock to key employees, officers, directors and non-employee independent contractors. Stock options are generally issued at an exercise price per share which is not less than the fair market value of the stock on the grant date and generally vest over a three year period and expire ten years from the grant date. Options granted under the plans generally may be exercised upon payment of the option price in cash or by delivery of shares of our common stock with a fair market value equal to the option price. Certain option awards provide for accelerated vesting if there is a change in control. Shares delivered under the Option Plan will be available from authorized but unissued shares of common stock or from shares of common stock reacquired by the Company. Shares available for future grant under the Option Plan were 2.1 million shares at September 30, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Following is a summary of transactions under the Option Plan during the years ended September 30, 2010, 2009 and 2008 (in thousands, except per share data):

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of Stock	Exercise	of Stock	Exercise	of Stock	Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)

Outstanding beginning of year	2,991	2.22	2,576	2.24	2,977	3.64

Granted	1,018	2.59	1,221	2.12	1,280	2.01
Exercised	(150)	1.92	—	—	—	—
Forfeited or expired	(271)	2.20	(806)	2.12	(1,681)	4.55

Outstanding end of year	3,588	2.34	2,991	2.22	2,576	2.24

A summary of the options outstanding, vested and expected to vest and exercisable as of September 30, 2010 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
Range		Average	Average
Of		Exercise Price	Remaining	Aggregate
Exercise	Number	of Options	Contractual	Intrinsic
Price ($)	Outstanding	Outstanding ($)	Life in Years	Value ($)
1.92 – 2.59	3,453	2.22	7.6	1,064
3.83 – 4.70	41	4.36	2.4	—
5.41 – 6.20	94	6.02	3.8	—

Options outstanding	3,588	2.34	7.4	1,064

Options vested and expect to vest	2,855	2.38	7.5	836

		Weighted-	Weighted-
Range		Average	Average
Of		Exercise Price	Remaining	Aggregate
Exercise	Number	of Options	Contractual	Intrinsic
Price ($)	Exercisable	Exercisable ($)	Life in Years	Value ($)
1.92 – 2.59	1,421	2.10	6.5	580
3.83 – 4.70	42	4.36	2.4	—
5.41 – 6.20	94	6.02	3.8	—

Options exercisable	1,557	2.40	6.3	580

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The weighted average grant-date fair value of stock options granted during the years ended September 30, 2010, 2009 and 2008 was $1.25, $1.02 and $1.00, respectively. The total grant date fair value of stock options vested during the years ended September 30, 2010, 2009 and 2008 was $0.6 million, $0.5 million and $0.8 million, respectively. The total intrinsic value of options exercised during the year ended September 30, 2010 was $0.2 million. For options exercised during the year ended September 30, 2010, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised in the years ended September 30, 2009 and 2008.
The fair value of each option granted, excluding the 0.2 million options granted to the Company’s CEO that are described below, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected life (years)	6.0	6.0	5.8
Risk-free interest rate	2.0%	2.7%	3.1%
Volatility	49.1%	52.7%	49.3%
Expected dividend yield	0%	0%	0%
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
In the third quarter of fiscal 2009, in addition to the grant of the SARs, as further described below, the Company’s Board of Directors, upon the recommendation of its Compensation Committee, finalized the performance-based vesting conditions of the 0.2 million options to purchase shares of common stock of the Company held by the CEO. These options had been awarded in February 2008 at an exercise price of $2.11 per share but were not considered granted for accounting purposes as the criteria for grant date under the accounting guidance had not been established until April 21, 2009. The market value of the Company’s common stock on the established grant date was $1.51. The vesting of the stock options is subject to vesting in the same manner as the SARs. As such, the fair value of these 0.2 million options was estimated, in the same manner as the SARs, on the date of grant using the Monte-Carlo pricing model with the following weighted average assumptions for fiscal 2009:

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
Following is a summary of the status of the Company’s nonvested stock options as of September 30, 2010 and changes during the year ended September 30, 2010 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	1,855	1.01
Granted	1,018	1.25
Vested	(588)	1.08
Forfeited	(254)	1.11

Nonvested at September 30, 2010	2,031	1.10

The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.6 million options outstanding at September 30, 2010, 1.3 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Time and Performance Based	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2009	1,099	2.05
Granted	362	2.59
Forfeited	(166)	2.11

Outstanding at September 30, 2010	1,295	2.20	7.7	426

Vested and expected to vest at September 30, 2010	647	2.22	8.0	203

Exercisable at September 30, 2010	310	1.96	6.8	166

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)

		Weighted – Average
	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2009	939	0.96
Granted	362	1.26
Vested	(168)	1.03
Forfeited	(148)	1.07

Nonvested at September 30, 2010	985	1.04

The weighted average grant-date fair value of time and performance based stock options granted during the years ended September 30, 2010, 2009 and 2008 was $1.26, $0.92 and $1.02, respectively. The total grant date fair value of time and performance based stock options that vested during the years ended September 30, 2010, 2009 and 2008 was $0.2 million, $0.1 million and $0.3 million, respectively.
For the years ended September 30, 2010, 2009 and 2008 stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and discontinued operations by $0.6 million, $0.5 million and $0.8 million, respectively. For the years ended September 30, 2010, 2009 and 2008 stock-based compensation cost decreased net income by $0.6 million, $0.6 million and $0.8 million, respectively. For the years ended September 30, 2010, 2009 and 2008, stock-based compensation had a $0.01, $0.01 and $0.02 impact on basic and diluted EPS, respectively. The Company recognizes compensation expense on a straight-line basis over the requisite service period. As of September 30, 2010 there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.
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
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young as described above) is £3.0 million (approximately $4.7 million at the closing exchange rate at September 30, 2010). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
At September 30, 2010, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of September 30, 2010. At September 30, 2010, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Employment Agreements:
The Company currently has employment agreements with its two executive officers that provided for minimum aggregate annual compensation of $0.6 million (at the closing exchange rate at September 30, 2010) in fiscal 2009.
In January 2008, the Company entered into an employment agreement with Alexander (Sandy) Young, its CEO. The employment agreement is terminable by either Mr. Young or the Company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £218,463 (approximately $345,400 at the closing exchange rate at September 30, 2010). In addition, pursuant to his employment agreement:
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
In May 2008 the Company entered into an employment agreement with Paul Weston, its then Chief Financial Officer Designate. Mr. Weston became the Chief Financial Officer of the Company on October 1, 2008. The Company’s employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under its employment agreement with Mr. Weston, the Company is required to pay him twelve months’ salary in the event he is terminated due to an acquisition. The Company’s employment agreement with Mr. Weston further provides that Mr. Weston will not compete against the Company for a period of six months following the termination of his employment with the Company. Pursuant to his employment agreement, the salary of Mr. Weston is currently £161,247 (approximately $254,900 at the closing exchange rate at September 30, 2010). In addition, pursuant to his employment agreement with the Company, Mr. Weston receives a car allowance and the Company has agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Contractual Cash Obligations:
Leases:
The Company has entered into various operating lease agreements for office space, housing accommodations used by HILG in providing social care and equipment. Certain of these leases provide for renewal options. Of the $5.5 million operating lease obligations at September 30, 2010, $0.4 million relates to properties that are owned by the noncontrolling interest holders.
Rent expense under non-capitalized lease or rental agreements for the years ended September 30, 2010, 2009 and 2008 amounted to $3.5 million, $2.8 million and $3.3 million, respectively.
In connection with the Company’s acquisition of HILG, the Company assumed various capital lease agreements mainly related to leased vehicles and furniture, fixtures and equipment, which had gross carrying values of $0.7 million and $0.1 million at September 30, 2010, respectively and are included within property and equipment in the Company’s Consolidated Balance Sheet. Accumulated amortization related to these capital leases totaled $0.1 million at September 30, 2010. Depreciation of assets under capital leases is included in depreciation expense. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.7 million at September 30, 2010.
Other Obligations:
Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software.

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company’s future minimum rental commitments required under both operating and capital lease agreements, debt and other obligations as of September 30, 2010 (in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$2,732	$377	$294	$1,102	$4,505
2012	1,591	278	40	1,021	2,930
2013	734	128	—	206	1,068
2014	267	4	—	—	271
2015	136	—	—	—	136
Thereafter	—	—	—	—	—

Total	$5,460	$787	$334	$2,329	$8,910

Less: Amounts representing interest		(118)

Net present value of capital lease obligations		669
Less current portion		320

Long-term capital lease obligations		$349

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

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.1 million and $0.2 million for such costs at September 30, 2010 and 2009, respectively.
11. Profit Sharing and Private Pension Plans:
The Company has a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. These requirements include, among other things, at least one year of service and attainment of the age of 21. The plan operates as a salary reduction plan whereby participants contribute anywhere from 1% to 15% of their compensation, not to exceed the maximum available under the Code. The Company may make additional matching cash contributions at its discretion. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. Further, as part of certain employees’ compensation, the company has agreed to make payments towards their U.K. — based private pension fund. The Company’s contribution to such plans was $0.2 million in each of the fiscal years ended September 30, 2010, 2009 and 2008.
12. Selected Quarterly Financial Data (Unaudited):
The following table presents the comparative unaudited quarterly results for the years ended September 30, 2010 and 2009:

2010 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$69,384	$65,530	$65,748	$70,417

Gross profit	$20,877	$19,948	$19,768	$21,712

Income from continuing operations	$2,854	$2,642	$1,717	$2,843

Net income	$2,854	$2,642	$1,717	$2,843

Net income attributable to Allied Healthcare International Inc.	$2,854	$2,642	$1,660	$2,712

Basic and diluted net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.06	$0.06	$0.04	$0.06

Weighted average number of common shares outstanding:
Basic	45,127	45,136	45,045	43,888

Diluted	45,417	45,405	45,269	43,960

ALLIED HEALTHCARE INTERNATIONAL INC.
Notes to Consolidated Financial Statements (Continued)

2009 Quarter Ended	December 31,	March 31,	June 30,	September 30,
Total revenues	$61,528	$55,334	$63,103	$69,845

Gross profit	$18,813	$17,166	$19,173	$21,196

Income from continuing operations	$2,467	$2,144	$2,388	$2,937
Discontinued Operations	$—	$367	$—	$—

Net income	$2,467	$2,511	$2,388	$2,937

Net income attributable to Allied Healthcare International Inc.	$2,467	$2,511	$2,388	$2,937

Basic and diluted earnings per share attributable to Allied Healthcare International Inc. common shareholders:
Income from continuing operations	$0.05	$0.05	$0.05	$0.07
Income from discontinued operations	—	0.01	—	—

Net income attributable to Allied Healthcare International Inc. common shareholders	$0.05	$0.06	$0.05	$0.07

Weighted average number of common shares outstanding:
Basic	44,986	44,986	44,986	44,986

Diluted	44,986	44,986	44,998	45,074

ALLIED HEALTHCARE INTERNATIONAL INC.
(In thousands)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
	Balance at	Additions Charged to					Balance at
	Beginning	Cost and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Allowance for Doubtful Accounts:

Year ended September 30, 2010	$839	$30	$30	(B)	$167	(A)	$732

Year ended September 30, 2009	$823	$360	$(93	)(B)	$251	(A)	$839

Year ended September 30, 2008	$1,570	$(167)	$(163	)(B)	$417	(A)	$823

(A)	Doubtful accounts written off, net of recoveries.

(B)	Assumed in acquisitions and adjustments arising from translation of foreign financial statements to U.S. dollars.

S-1