Form 10-Q
period 2010-12-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2011-02-09
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from to
Commission File Number 001-11570

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2011
Common Stock	43,571,251 Shares

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
•
the effect of the recent change in the United Kingdom (“U.K.”) government and the impact of proposed changes in recent policy making related to health and social care that may reduce revenue and profitability;

•	the impact of the recent HM Treasury Comprehensive Spending Review setting out the U.K. government’s plans to reduce spending;
•
the introduction of the individualized budgets and direct payment for service users (the “personalization agenda”), which could lead to Allied Healthcare International Inc.’s (the “Company”) hospital, healthcare facility and other customers to bypass the Company’s services and which might decrease its revenues and margins;

•	the Company’s ability to continue to recruit and retain flexible healthcare staff;
•
the Company’s ability to enter into contracts with local governmental social service departments, National Health Service Trusts, hospitals, other healthcare facility clients and private clients on terms attractive to the Company;

•	the general level of demand for healthcare and social care;
•	dependence on the proper functioning of the Company’s information systems;
•	the effect of existing or future government regulation of the healthcare and social care industry, and the Company’s ability to comply with these regulations;
•	the impact of medical malpractice and other claims asserted against the Company;
•	the effect of regulatory change that may apply to the Company and that may increase costs and reduce revenue and profitability;
•	the effect of existing or future governmental regulation in relation to employment and agency workers’ rights and benefits, including changes to National Insurance rates and pension provisions;
•	the ability to use net operating loss carry forwards to offset net income;
•	the effect that fluctuations in foreign currency exchange rates may have on the Company’s dollar-denominated results of operations; and
•	the impairment of goodwill, of which the Company has a substantial amount on the balance sheet, may have the effect of decreasing earnings or increasing losses.
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

Part I

Item 1.	Financial Statements.
The Condensed Consolidated Financial Statements of the Company begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2010	September 30,
	(Unaudited)	2010
ASSETS

Current assets:
Cash and cash equivalents	$34,639	$39,031
Accounts receivable, less allowance for doubtful accounts of $734 and $732, respectively	20,354	20,092
Unbilled accounts receivable	12,561	13,393
Deferred income taxes	480	552
Prepaid expenses and other assets	2,339	1,943

Total current assets	70,373	75,011

Property and equipment, net	9,553	8,924
Goodwill	100,793	102,945
Other intangible assets, net	3,121	3,501

Total assets	$183,840	$190,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,286	$1,581
Current maturities of debt and capital leases	620	614
Accrued expenses, inclusive of payroll and related expenses	20,879	25,897
Taxes payable	1,395	2,310

Total current liabilities	25,180	30,402

Long-term debt and capital leases, net of current maturities	305	389
Deferred income taxes	1,282	1,534
Other long-term liabilities	302	308

Total liabilities	27,069	32,633

Commitments and contingencies (Note 10)

Noncontrolling interest (Note 5)	4,389	4,358

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,721 shares, respectively	457	457
Additional paid-in capital	242,567	242,478
Accumulated other comprehensive loss	(18,202)	(15,267)
Accumulated deficit	(66,320)	(68,158)

	158,502	159,510
Less cost of treasury stock (2,150 shares)	(6,120)	(6,120)

Total shareholders’ equity	152,382	153,390

Total liabilities and shareholders’ equity	$183,840	$190,381

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2010	2009
Revenues:
Net patient services	$69,199	$69,384

Cost of revenues:
Patient services	47,862	48,507

Gross profit	21,337	20,877

Selling, general and administrative expenses	18,330	17,080

Operating income	3,007	3,797

Interest income	90	105
Interest expense	(21)	—
Foreign exchange loss	(5)	(18)

Income before income taxes	3,071	3,884

Provision for income taxes	1,106	1,030

Net income	1,965	2,854

Less: Net income attributable to noncontrolling interest	(127)	—

Net income attributable to Allied Healthcare International Inc.	$1,838	$2,854

Basic net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.04	$0.06

Diluted net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.04	$0.06

Weighted average number of common shares outstanding:
Basic	43,571	45,127

Diluted	43,923	45,417

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,965	$2,854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	883	728
Amortization of intangible assets	312	324
Foreign exchange loss	1	15
Increase in provision for allowance for doubtful accounts	47	130
Loss on sale of fixed assets	—	2
Stock based compensation	89	115
Deferred income taxes	73	(55)
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(758)	(209)
Decrease (increase) in prepaid expenses and other assets	114	(1,983)
Decrease in accounts payable and other liabilities	(4,588)	(859)

Net cash (used in) provided by operating activities	(1,862)	1,062

Cash flows from investing activities:
Capital expenditures	(1,729)	(806)
Proceeds from sale of property and equipment	8	—

Net cash used in investing activities	(1,721)	(806)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(357)	—
Borrowings under invoice discounting facility, net	300	—
Stock options exercised	—	288

Net cash (used in) provided by financing activities	(57)	288

Effect of exchange rate on cash	(752)	(6)

(Decrease) increase in cash	(4,392)	538

Cash and cash equivalents, beginning of year	39,031	35,273

Cash and cash equivalents, end of year	$34,639	$35,811

Supplemental cash flow information:
Cash paid for interest	$21	$—

Cash paid for income taxes, net	$1,792	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other long-term liabilities	$603

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The Company is a provider of flexible, or temporary, healthcare staffing services to the United Kingdom (“U.K.”) healthcare and social care (often referred to as domiciliary care) industry. The Company also provides these services in Ireland. The Company was incorporated in New York in 1981. The Company’s flexible healthcare staffing business provides personal or basic care and nursing services in the home, nursing and care homes and hospitals. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

Essentially, all services provided by the Company are provided by its integrated network of approximately 115 branches, which have similar economic characteristics and are located mainly throughout most of the U.K. The operations of the Company’s Ireland operations are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as the Company’s U.K. operations. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all its branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2010 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2010. Although the Company’s operations are not highly seasonal, the results of operations for the three months ended December 31, 2010 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:
Stock Options

For the three months ended December 31, 2010 and 2009, stock-based compensation cost recognized in selling, general and administrative expenses decreased income before income taxes and net income by $0.1 million in each period. As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 2.9 million shares at December 31, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following is a summary of stock option activity during the three months ended December 31, 2010 (in thousands, except per share data):

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	3,588	2.34
Forfeited	(351)	2.33

Outstanding at December 31, 2010	3,237	2.34	7.0	1,000

Exercisable at December 31, 2010	1,592	2.36	6.1	625

Vested and expected to vest at December 31, 2010	2,489	2.34	7.0	836

The total intrinsic value of options exercised during the three months ended December 31, 2009 was $0.2 million. For options exercised during the three months ended December 31, 2009, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised in the three months ended December 31, 2010.

Following is a summary of the status of the Company’s nonvested stock options as of December 31, 2010 and the activity for the three months ended December 31, 2010 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	2,031	1.10
Vested	(47)	1.10
Forfeited	(339)	1.12

Nonvested at December 31, 2010	1,645	1.09

The total grant date fair value of stock options vested during the three months ended December 31, 2010 and 2009 was $0.1 million in each period.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.2 million options outstanding at December 31, 2010, 1.0 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Time and Performance Based	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	1,295	2.20
Forfeited	(317)	2.17

Outstanding at December 31, 2010	978	2.20	7.1	331

Exercisable at December 31, 2010	310	1.96	6.6	173

Vested and expected to vest at December 31, 2010	385	1.97	6.7	211

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	985	1.04
Forfeited	(317)	1.12

Nonvested at December 31, 2010	668	1.01

The total grant date fair value of time and performance based stock options that vested during the three months ended December 31, 2009 was $0.1 million. There were no time and performance based stock options that vested in the three months ended December 31, 2010.

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

The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young) is £3.0 million (approximately $4.6 million at the closing exchange rate at December 31, 2010). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

At December 31, 2010, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of December 31, 2010. At December 31, 2010, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

Major classes of property and equipment, net, consist of the following at December 31, 2010 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2010	2010
Furniture, fixtures and equipment (including software)	$20,457	$19,331
Leasehold improvements	1,287	1,268
Vehicles	796	737

	22,540	21,336
Less, accumulated depreciation and amortization	12,987	12,412

	$9,553	$8,924

Depreciation and amortization of property and equipment for the three months ended December 31, 2010 and 2009 were $0.9 million and $0.7 million, respectively.
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the three months ended December 31, 2010 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2010	$199,506	$(96,561)	$102,945
Foreign exchange effect	(4,217)	2,065	(2,152)

Balance at December 31, 2010	$195,289	$(94,496)	$100,793

Of the $100.8 million goodwill amount, approximately $4.5 million is deductible for U.K. income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		December 31, 2010
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,165	$8,240	$1,925
Trade names	3 – 20	1,397	201	1,196
Non-compete agreements	2 – 3	187	187	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$11,756	$8,635	$3,121

		September 30, 2010
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,387	$8,124	$2,263
Trade names	3 – 20	1,427	189	1,238
Non-compete agreements	2 – 3	191	191	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$12,012	$8,511	$3,501

Amortization expense for other intangible assets subject to amortization was $0.3 million for the three months ended December 31, 2010 and 2009. At December 31, 2010, estimated future amortization expense of other intangible assets still subject to amortization for the nine months ending September 30, 2011 and the succeeding fiscal years is as follows:

Remainder of 2011	$594
2012	599
2013	597
2014	363
2015	65
Thereafter	903

$3,121

The change in the net carrying amount at December 31, 2010 is due to amortization expense and the foreign exchange effect.
5.	Business Combinations:

In May 2010 the Company acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”). The Company acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate). Such consideration may be adjusted based on the final value of the net assets. The purchase price was funded through the Company’s cash on hand. In addition, the Company has also entered into call option agreements giving the Company the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require the Company to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by the Company for 100% of the HILG business will be £7.7 million ($11.8 million at the closing exchange rate at December 31, 2010). The maximum amount payable by the Company for 100% of the HILG business will be £11.2 million ($17.3 million at the closing exchange rate at December 31, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled with four operating divisions in Northern Ireland and an increasing presence in the Republic of Ireland. This acquisition gives the Company a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for the Company for which management believes will provide opportunities for future growth, especially in the Republic of Ireland. The two sellers of HILG remain in their existing roles as directors of HILG and have been joined by additional directors appointed by the Company to this business.

The goodwill of $7.4 million arising from the acquisition consists largely of the benefits expected from this transaction. None of the goodwill recognized is deductible for income tax purposes.

The following tables summarizes the consideration paid for HILG and the estimates of the fair value of the assets acquired and liabilities assumed, the resulting goodwill recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in HILG. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts in its next fiscal period ended March 31, 2011.

( in thousands)	Consideration
Cash	$5,716

Fair value of total consideration transferred	$5,716

Preliminary
Estimates of
Acquisition Date
( in thousands)	Fair Value
Property and equipment	$986
Current assets(a)	1,753
Current liabilities(b)	(1,781)
Debt and capital lease obligations	(823)
Deferred tax liability	(949)

Total identifiable net liabilities	$(814)
Goodwill	7,424
Other intangible assets(c)	2,994
Noncontrolling interest in HILG	(3,888)

Total purchase price	$5,716

(a)	Includes cash, accounts receivable, unbilled accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.

(c)	Includes customer relationships of $1.8 million with an estimated useful life of 4 years and trade names of $1.2 million with an estimated useful life of 20 years.

In the third quarter of fiscal 2010, acquisition-related costs of $0.5 million related to the acquisition of HILG were included in selling, general, and administrative expenses in the Company’s statement of operations.

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

Due to the put option agreements, the Company has classified the noncontrolling interest as mezzanine equity on its consolidated balance sheet. The following table presents a reconciliation of the carrying amount of the noncontrolling interest at September 30, 2010 and December 31, 2010 (in thousands):

Fair value of noncontrolling interest at acquisition	$3,888
Net income attributable to noncontrolling interest	188
Change in cumulative translation adjustment	282

Noncontrolling interest at September 30, 2010	$4,358
Net income attributable to noncontrolling interest	127
Change in cumulative translation adjustment	(96)

Noncontrolling interest at December 31, 2010	$4,389

The pro forma results of operations and related per share information for this acquisition have not been presented as the amounts are considered immaterial.
6.	Accrued Expenses:
Accrued expenses consist of the following at December 31, 2010 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2010	2010
Payroll and related expenses	$15,216	$20,112
Professional fees	1,226	1,383
Refunds payable	1,108	1,129
Other	3,329	3,273

	$20,879	$25,897

7.	Income Taxes:

The Company recorded a provision for income taxes amounting to $1.1 million or 36.0% of income before income taxes for the three months ended December 31, 2010, compared to a provision of $1.0 million or 26.5% of income before income taxes for the three months ended December 31, 2009. The difference in the effective tax rate between the three months ended December 31, 2010 and December 31, 2009 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of December 31, 2010, the Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The Company’s public offering in July 2004 of its common shares caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”). Accordingly, Section 382 imposes an annual limit on the Company’s ability to utilize it net operating loss carryforward. The Company has discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of its foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. The Company intends to obtain a private letter ruling from the Internal Revenue Service to get relief which would allow for a retroactive election and believes it is more likely than not that such relief will be obtained.

As of December 31, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.
8.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At December 31, 2010 and 2009, the Company had outstanding stock options (including performance-based stock options) to purchase 1.3 million and 0.9 million shares, respectively, of common stock ranging in price from $2.01 to $6.20 and $2.11 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at December 31, 2010.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three months ended December 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	43,571	45,127
Effect of dilutive securities — stock options treasury stock method	352	290

Shares used in computation of diluted EPS of common stock	43,923	45,417

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.	Comprehensive (Loss) Income:

Components of comprehensive (loss) income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive (loss) income impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive (loss) income for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Net income	$1,965	$2,854
Change in cumulative translation adjustment, net of income taxes	(3,031)	(14)

Comprehensive (loss) income, net of income taxes	(1,066)	2,840
Comprehensive income attributable to the noncontrolling interest	(31)	—

Comprehensive (loss) income attributable to the Company	$(1,097)	$2,840

10.	Commitments and Contingencies:
Employment Agreements

The Company has employment agreements with its two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at December 31, 2010) in fiscal 2011.

Leases

The Company has entered into various operating lease agreements for office space, housing accommodations used by HILG in providing social care and equipment. Certain of these leases provide for renewal options. Of the $5.4 million operating lease obligations at December 31, 2010, $0.3 million relates to properties that are owned by the noncontrolling interest holders.

In connection with the Company’s acquisition of HILG, the Company assumed various capital lease agreements mainly related to leased vehicles and furniture, fixtures and equipment, which had gross carrying values of $0.6 million and $0.1 million at December 31, 2010 and $0.7 million and $0.1 million at September 30, 2010, respectively and are included within property and equipment in the Company’s Condensed Consolidated Balance Sheet. Accumulated amortization related to these capital leases totaled $0.2 million and $0.1 million at December 31, 2010 and September 30, 2010, respectively. Depreciation of assets under capital leases is included in depreciation expense. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.6 million at December 31, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Debt

In connection with the Company’s acquisition of HILG, the Company assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at December 31, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. At December 31, 2010 and September 30, 2010, the Company had outstanding borrowings of $0.3 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Other Obligations
Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software.

The following table summarizes the Company’s future minimum rental commitments required under both operating and capital lease agreements, debt and other obligations as of December 31, 2010 (in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$2,187	$261	$310	$896	$3,654
2012	1,864	269	39	999	3,171
2013	909	127	—	201	1,237
2014	297	4	—	—	301
2015	115	—	—	—	115
Thereafter	5	—	—	—	5

Total	$5,377	$661	$349	$2,096	$8,483

Less: Amounts representing interest		(85)

Net present value of capital lease obligations		576
Less current portion		293

Long-term capital lease obligations		$283

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.1 million for such costs at December 31, 2010 and at September 30, 2010.

11.	Profit Sharing and Private Pension Plans:

The Company has a defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code, covering all U.S. employees who meet certain requirements. In addition to the U.S. plan, the Company’s U.K. subsidiaries also sponsor personal pension plans that operate as salary reduction plans. Further, as part of certain employees’ compensation, the company has agreed to make payments towards their U.K.- based private pension fund. The Company expects to contribute $0.2 million to such plans in fiscal 2011.

12.	Recent Accounting Standards:

Transfers of Financial Assets. In June 2009, the FASB issued a standard which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This standard amends various provisions of the previously issued standard relating to transfers and servicing of financial assets and extinguishments of liabilities to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Effective October 1, 2010, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position and results of operations.

Consolidation of Variable Interest Entities. In June 2009, the FASB issued a standard, which changes the criteria to determine whether to consolidate a variable interest entity, to provide more relevant and reliable information to users of financial statements. Effective October 1, 2010, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

Fair Value Measurements and Disclosures. In August 2009, the FASB issued a standard to further update the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. This standard update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This standard update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. Effective October 1, 2010, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position and results of operations.

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

13.	Fair Value Measurements:

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

The fair value of the Company’s long-term debt and capital lease obligations was approximately $0.3 million and $0.4 million at December 31, 2010 and September 30, 2010, respectively. The fair values were estimated using a discounted cash flow analysis.

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

We are a leading provider of flexible, or temporary, healthcare staffing services to the healthcare and social care industry in the United Kingdom as measured by revenues, market share and number of staff. We also provide these services in Ireland. Our flexible healthcare staffing service provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare staffing, which accounts for over 85% of our healthcare staffing services, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals, the Health and Social Care Board and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining healthcare staffing services.

In May 2010, we acquired a shareholding in a group of business commonly known as Homecare Independent Living Group (“HILG”), which has operations in Ireland. We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate), subject to adjustment based on the final value of the net assets. This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($11.8 million at the closing exchange rate at December 31, 2010). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($17.3 million at the closing exchange rate at December 31, 2010) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

HILG is a leading provider of homecare to the elderly, physically disabled and mentally disabled in Northern Ireland with four operating divisions and an increasing presence in the Republic of Ireland. This acquisition gives us a market-leading position in Northern Ireland as well as a strategic footprint in the Republic of Ireland market. Both are new territories for us for which we believe will provide opportunities for future growth, especially in the Republic of Ireland. The two sellers of HILG remain in their existing roles as directors of HILG and have been joined by additional directors appointed by us to this business.

Our services are provided by our integrated network of approximately 115 branches, which have similar economic characteristics and which are located throughout most of the U.K. The operations of our acquisition in Ireland are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as our U.K. operations. Our healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides. Our management evaluates operating results on a branch basis. All our branches are aggregated into one reportable segment for financial reporting purposes.

Effective January 1, 2010, the standard rate of U.K. value-added tax (“VAT”) reverted to 17.5% (from the previous rate of 15%) and will further increase to 20% effective January 4, 2011, which has and will continue to increase the amount of any irrecoverable VAT cost. In the first quarter of fiscal 2011, we recorded irrecoverable VAT of $0.7 million in selling, general and administrative expenses. Based on a similar level of future purchases, management estimates that the increase in VAT would increase expense by $0.1 million per quarter.

Effective for our fiscal year beginning October 1, 2010, legislative changes have gone into effect that have disallowed the U.K. tax deduction on intra-group interest expense. This legislative change has resulted in an increase to our tax provision amount and an increase of approximately 9% to our effective tax rate for the quarter ended December 31, 2010.

A further legislative change that will go into effect in April 2011 is the U.K. government’s introduction of a 1% increase to the national insurance employer contribution amounts. The extent to which we can recover this additional cost from our customers is uncertain and will impact our profit margins.

In July 2010, the U.K. Finance Bill 2010-11 was published. As published the U.K. Finance Bill 2010, announced that the rate of corporation tax will be reducing to 27% from April 2011 and will be reducing to 24% by April 2014. The bill was enacted into law on July 27, 2010. We are currently evaluating the likely impact of this proposed change on our consolidated financial statements and results of operations.

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

In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.1 billion at the closing exchange rate at December 31, 2010) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities, who are the main providers of social care, and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending. While we expect some negative impacts on our business as a result of the upcoming changes, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare) and the high quality of our services, our dedicated and caring personnel and our strong market reputation will, we also believe, continue to drive demand for our homecare services. We will monitor this closely.

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

In addition to the personalization agenda and the opportunity for service users and patients to effectively commission their own care, the U.K. government is also radically reforming the NHS organizations that currently commission care, with the proposed abolition of Strategic Health Authorities (the “SHAs”) and NHS Primary Care Trusts with whom we currently deal and replacing them with NHS Commissioning Boards and General Practitioner Commissioning Consortia (“GP Consortia”). The GP Consortia will be given freedom and responsibility for commissioning healthcare for their local communities. Services will be more responsive to patients and designed around their needs, and local authorities will play a new role of supporting integration across health and social care. In the meantime, SHAs and NHS Primary Care Trusts will be phased out, and management costs will be reduced to commit more resources to support frontline services. While we believe there is large support for more care at home, away from more expensive residential care, these changes and the method of procurement and the extent of some of the current initiatives like personalization and independent budgets and their effects on our business should become clearer over the next twelve months. As all these proposed changes are continually evolving and could change at any time depending on their political support, we will continue to monitor this closely.

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

Goodwill and Other Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through December 31, 2010. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In the first quarter of fiscal 2011, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2010 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

Income Taxes

We account for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for foreign, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards. As of December 31, 2010, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, Section 382 imposes an annual limit on our ability to utilize our net operating loss carryforward. Our company has discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of our foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. We intend to seek a private letter ruling from the Internal Revenue Service to get relief which would allow for a retroactive election. Although we believe it is more likely than not that such relief will be obtained, there is no assurance that we will be able to obtain such relief. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2010, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.

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

Revenue Recognition

Patient services are recognized when services are performed and substantiated by proper documentation. For patient services, which are billed at fixed rates, revenue is mainly recognized either upon completion of timesheets that also require the signature of the recipient of services or through electronic call monitoring.

We receive a majority of our revenue from local governmental social service or social care departments and the NHS.

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

In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.1 billion at the closing exchange rate at December 31, 2010) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending. As a result of the imminent budget social care cuts that were anticipated after the recent U.K. government change we have already not seen typical increases in either service prices or the number of service hours in the quarter ended December 31, 2010.

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

Nursing homes results have been impacted by the general economic market. We have experienced a lesser demand for our services from nursing homes, which we believe is a result of the economic recession, as nursing homes are trying to reduce their costs as well as their own permanent staff working additional hours. In addition, nursing homes have been impacted by the general move of care from establishments to homecare as well as the fact that smaller suppliers, who previously serviced local government authority work and social services, are focusing more on agency business. Further, as a result of the budget restrictions arising from the Comprehensive Spending Review, local authorities will spend less money on nursing homes.

The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare. However, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. As such, in the first quarter of fiscal 2011, we have noticed a tightening in NHS spending on hospitals and temporary staff.

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009

To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Three Months Ended December 31,			Three Months Ended December 31,
			%					%
	2010	2009	Change	2010	%	2009	%	Change
(Amounts in thousands)	Revenue			Gross Profit

Homecare	$63,263	$58,622	7.9%	$19,749	31.2%	$18,027	30.8%	9.6%
Nursing Homes	3,885	5,325	-27.0%	1,241	31.9%	1,687	31.7%	-26.4%
Hospitals	4,278	5,437	-21.3%	1,033	24.1%	1,163	21.4%	-11.2%

Total, at constant exchange rates	71,426	69,384	3.0%	22,023	30.8%	20,877	30.1%	5.5%
Effect of foreign exchange	(2,227)	—	-3.3%	(686)		—		-3.3%

Total, as reported	$69,199	$69,384	-0.3%	$21,337		$20,877		2.2%

				SG&A
SG&A, at constant exchange rates & excluding US Corporate Overhead Costs and Amortization Costs				$17,492		$16,093		8.7%
SG&A — US Corporate Overhead Costs				1,071		663		61.5%
SG&A — Amortization, at constant exchange rates				322		324		-0.6%

SG&A, at constant exchange rates				18,885		17,080		10.6%
Effect of foreign exchange				(555)		—		-3.3%

Total SG&A, as reported				$18,330		$17,080		7.3%

				Operating Income
Operating income, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization				$4,531		$4,784		-5.3%
Operating income — US Corporate Overhead Costs				(1,071)		(663)		-61.5%
Operating income — amortization, at constant exchange rates				(322)		(324)		0.6%

Operating income, at constant exchange rates				3,138		3,797		-17.5%
Effect of foreign exchange				(131)		—		-3.3%

Operating income, as reported				$3,007		$3,797		-20.8%

				Net Income Attributable to Allied
					Basic		Basic
					and		and
					Diluted		Diluted
					EPS		EPS

Net income attributable to Allied				$1,838	$0.04	$2,854	$0.06

In addition to disclosing results of operations that are determined in accordance with generally accepted accounting principles (“GAAP”), the chart above shows non-GAAP financial measures that exclude the impact of foreign exchange, U.S. corporate overhead costs and amortization costs on our current period results. Management believes that the presentation of these non-GAAP measures provides useful information to investors regarding our company’s results of operations, as these non-GAAP measures allow investors to better evaluate ongoing business performance. Investors should consider non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The chart also provides a reconciliation of the non-GAAP measures with the most directly comparable GAAP measures.

Revenues

Total revenues for the three months ended December 31, 2010, before the unfavorable impact of foreign exchange rates, increased by $2.0 million, or 3.0%, to $71.4 million, compared with $69.4 million for the three months ended December 31, 2009. Contributing to the increase in revenues was homecare revenues which grew by 7.9% to $63.2 million. The acquisition completed in the third quarter of fiscal 2010 contributed 8.0%, or $4.7 million, to the increase in homecare revenues. Nursing homes revenues declined by 27.0% to $3.9 million. Hospitals revenues decreased by 21.3% to $4.3 million. After the unfavorable impact of currency exchange of $2.2 million, revenues decreased to $69.2 million.

Gross Profit

Gross profit, before the unfavorable impact of foreign exchange, increased 5.5% to $22.0 million for the three months ended December 31, 2010 from $20.9 million for the three months ended December 31, 2009. Homecare gross profit grew 9.6% to $19.8 million. The acquisition completed in the third quarter of fiscal 2010 contributed $1.5 million, or 8.1%, to the increase in homecare gross profit. Nursing homes gross profit declined 26.4% to $1.2 million and hospitals gross profit declined 11.2% to $1.0 million. Changes in foreign exchange decreased gross profit by $0.7 million to $21.3 million for the three months ended December 31, 2010 compared to $20.9 million for the three months ended December 31, 2009, an increase of 2.2%. As a percentage of total revenue, gross profit for the three months ended December 31, 2010 was 30.8%, as compared to 30.1% for the comparable prior period. The improvement from 30.1% to 30.8% is primarily due to the sales mix change within our hospital staffing business and also a reduction in some of our lower homecare margin service lines arising from the Comprehensive Spending Review. We continue to focus on efforts to maintain our normal 30% range of expectation gross margin percentage despite on-going pricing pressures and increased national insurance charges, which will go into effect in April 2011, which will impact us.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended December 31, 2010, before the favorable impact of foreign exchange, increased by $1.8 million, or 10.6% to $18.9 million (26.4% of revenues) compared to $17.1 million (24.6% of revenues) for the three months ended December 31, 2009. The acquisition completed in the third quarter of fiscal 2010 contributed 6.7%, or $1.1 million, to the 8.7% increase in SG&A, excluding US corporate overhead costs and amortization costs. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the three months ended December 31, 2010 our training costs were reduced by training support grants in respect of training provided to carers of $0.4 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.2 million. For the three months ended December 31, 2009, we had a reduction in training costs from receipts of training support grants of $0.5 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.3 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we maintain tight controls over other areas of SG&A costs so as to maintain our objective of reducing SG&A costs as a percent of revenues. The increase in U.S. corporate overhead costs is mainly attributable to amounts incurred in our continuous efforts to increase shareholder value over time. Changes in foreign exchange decreased the reported SG&A result by $0.6 million to $18.3 million compared to $17.1 million for the three months ended December 31, 2009.

Interest Income
Total interest income for the three months ended December 31, 2010 was $0.1 million compared to $0.1 million for the three months ended December 31, 2009.
Foreign exchange loss

Total foreign exchange loss for the three months ended December 31, 2010 was $5 thousand compared to $18 thousand for the three months ended December 31, 2009. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.1 million or 36.0% of income before income taxes for the three months ended December 31, 2010, compared to a provision of $1.0 million or 26.5% of income before income taxes for the three months ended December 31, 2009. The difference in the effective tax rate between the three months ended December 31, 2010 and the three months ended December 31, 2009 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010.

Net Income
As a result of the foregoing, we recorded net income of $2.0 million for the three months ended December 31, 2010 compared to net income of $2.9 million for the three months ended December 31, 2009.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.1 million for the three months ended December 31, 2010.
Net Income Attributable to Allied Healthcare International Inc.

As a result of the foregoing, we recorded net income attributable to Allied Healthcare International Inc. of $1.8 million for the three months ended December 31, 2010 compared to net income attributable to Allied Healthcare International Inc. of $2.9 million for the three months ended December 31, 2009.

Liquidity and Capital Resources
General

For the three months ended December 31, 2010, we utilized $1.9 million of cash from operating activities. Cash requirements for the three months ended December 31, 2010 for accounts payable and other liabilities ($4.6 million) and capital expenditures ($1.7 million) were met through cash on hand. Our cash flow is susceptible to the timing of our payroll payments. In the current quarter we had a lower payroll and related expenses accrual of $15.2 million as compared to $18.0 million for the quarter ended December 31, 2009.

At December 31, 2010 our cash balance was $34.6 million, a decrease of $4.4 million from $39.0 million at September 30, 2010. The decrease is mainly attributable to the timing of payments related to our payroll accruals and estimated tax payments. Accrued payroll and related expenses was $15.2 million and $20.1 million, at December 31, 2010 and September 30, 2010, respectively. Taxes payable was $1.4 million and $2.3 million at December 31, 2010 and September 30, 2010, respectively.

We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At December 31, 2010 and September 30, 2010, $20.3 million (11.1%) and $20.1 million (10.6%), respectively, of our total assets consisted of accounts receivable.

Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At December 31, 2010 and September 30, 2010, our average DSOs, excluding unbilled accounts receivable, were 26 and including unbilled accounts receivable were 43.

At December 31, 2010 gross receivables, excluding unapplied cash and surcharges, were $22.8 million, of which $18.9 million or 82.8% were represented by amounts due from governmental bodies, either the local governmental social service departments or health and social care departments (“SHSD”) or the NHS. At September 30, 2010 gross receivables, excluding unapplied cash and surcharges, were $22.2 million, of which $17.6 million or 79.5% were represented by amounts due from governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at December 31, 2010 and September 30, 2010 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At December 31, 2010	Days	Days	Days	Days	And Over	12/31/2010
SHSD	$10,387	$1,493	$438	$240	$326	$12,884
NHS	4,991	737	118	103	56	6,005
Commercial Payors	1,375	217	60	29	47	1,728
Private Payors	1,702	120	67	71	240	2,200

Gross AR at 12/31/10	$18,455	$2,567	$683	$443	$669	$22,817

Less: Unapplied Cash						(1,470)
Less: Surcharges(A)						(259)
Less: Allowance For Doubtful Accounts						(734)

Accounts Receivable, net						$20,354

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2010	Days	Days	Days	Days	And Over	9/30/2010
SHSD	$9,540	$1,425	$318	$162	$325	$11,770
NHS	4,952	602	140	60	121	5,875
Commercial Payors	1,674	376	63	24	54	2,191
Private Payors	1,860	142	91	68	186	2,347

Gross AR at 9/30/10	$18,026	$2,545	$612	$314	$686	$22,183

Less: Unapplied Cash						(1,120)
Less: Surcharges(A)						(239)
Less: Allowance For Doubtful Accounts						(732)

Accounts Receivable, net						$20,092

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

As our current operations are in the U.K. and Ireland and the majority of accounts receivable are from governmental bodies for which payment terms and prices are agreed in advance, we have not recorded any contractual allowances.

Debt and Capital Leases
See “Leases” and “Debt” below under “Commitments.”
Commitments
Employment Agreements

We have employment agreements with our two executive officers that provide for minimum aggregate annual compensation of approximately $0.6 million (at the closing exchange rate at December 31, 2010), in fiscal 2011.

In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. The salary of Mr. Young is currently £218,463 (approximately $338,000 at the closing exchange rate at December 31, 2010). In addition, pursuant to his employment agreement:

•	we awarded Mr. Young 0.2 million stock options in February 2008;
•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2010;

•	we provide Mr. Young with a car allowance; and
•	we have agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund.

In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £161,247 (approximately $249,500 at the closing exchange rate at December 31, 2010). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Leases

We have entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these operating leases provide for renewal options. Of the $5.4 million operating lease obligations at December 31, 2010, $0.3 million relates to properties that are owned by the noncontrolling interest holders. In connection with our acquisition of HILG, we assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.6 million at December 31, 2010.

Debt

In connection with our acquisition of HILG, we assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at December 31, 2010) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of December 31, 2010 and September 30, 2010, we had outstanding borrowings of $0.3 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2010 (dollars in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$2,187	$261	$310	$896	$3,654
2012	1,864	269	39	999	3,171
2013	909	127	—	201	1,237
2014	297	4	—	—	301
2015	115	—	—	—	115
Thereafter	5	—	—	—	5

Total	$5,377	$661	$349	$2,096	$8,483

Less: Amounts representing interest		(85)

Net present value of capital lease obligations		576
Less current portion		293

Long-term capital lease obligations		$283

Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of December 31, 2010. Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $6.9 million (at the closing exchange rate at December 31, 2010), of which $4.9 million has been incurred in fiscals 2009 and 2010 and in the three months ended December 31, 2010 and $2.0 million is expected to be incurred in the nine months ended September 30, 2011 through fiscal 2012. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Contingencies
See Note 10 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2010 for a discussion of contingencies.

Impact of Recent Accounting Standards
See Note 12 of the Notes to Condensed Consolidated Financial Statements for our quarter ended December 31, 2010.
Miscellaneous
Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock purchase programs were terminated and we initiated a new stock repurchase program, whereby we may purchase up to approximately $10 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In fiscal 2010 we purchased 1.6 million shares for an aggregate purchase price of $3.8 million under our May 2010 stock repurchase program. As of December 31, 2010, we had acquired an aggregate of 2.0 million shares of our common stock for an aggregate purchase price of $5.1 million pursuant to our stock repurchase programs (including stock repurchase programs which have been terminated), which are reflected as treasury stock in our consolidated balance sheet at December 31, 2010. In addition, as of December 31, 2010, we had acquired 0.2 million shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.

The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2011 period as compared to the year to date fiscal 2010 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $2.2 million, decreased operating income of $0.1 million and decreased net income of $0.1 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $6.9 million, $0.4 million and $0.2 million impact on reported quarterly revenues, operating income and net income, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our invoice discount facilities. Our invoice discounting facilities provide for available funds of up to $1.5 million (at the closing exchange rate at December 31, 2010) and mature in April and June of 2011. We had outstanding borrowings of $0.3 million and $0.2 million under the invoice discounting facilities at December 31, 2010 and September 30, 2010, respectively. Our remaining debt and capital lease obligations are at fixed interest rates. As such, we believe our exposure to interest rate risk to be minimal.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6.	Exhibits

3
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
Dated: February 9, 2011

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)