Form 10-Q
period 2011-03-31
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2011-05-10
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock	43,571,251 Shares

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
The Condensed Consolidated Financial Statements of the Company begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,534	$39,031
Accounts receivable, less allowance for doubtful accounts of $880 and $732, respectively	19,973	20,092
Unbilled accounts receivable	11,539	13,393
Deferred income taxes	505	552
Prepaid expenses and other assets	2,197	1,943

Total current assets	75,748	75,011

Property and equipment, net	9,613	8,924
Goodwill	108,008	102,945
Other intangible assets, net	2,955	3,501

Total assets	$196,324	$190,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,179	$1,581
Current maturities of debt and capital leases	735	614
Accrued expenses, inclusive of payroll and related expenses	25,359	25,897
Taxes payable	2,362	2,310

Total current liabilities	30,635	30,402

Long-term debt and capital leases, net of current maturities	226	389
Deferred income taxes	1,442	1,534
Other long-term liabilities	—	308

Total liabilities	32,303	32,633

Commitments and contingencies (Note 10)

Noncontrolling interest (Note 5)	4,688	4,358

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,721 shares, respectively	457	457
Additional paid-in capital	242,697	242,478
Accumulated other comprehensive loss	(13,310)	(15,267)
Accumulated deficit	(64,391)	(68,158)

	165,453	159,510
Less cost of treasury stock (2,150 shares)	(6,120)	(6,120)

Total shareholders’ equity	159,333	153,390

Total liabilities and shareholders’ equity	$196,324	$190,381

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Revenues:
Net patient services	$69,224	$65,530	$138,423	$134,914

Cost of revenues:
Patient services	47,643	45,582	95,505	94,089

Gross profit	21,581	19,948	42,918	40,825

Selling, general and administrative expenses	18,606	16,346	36,936	33,426

Operating income	2,975	3,602	5,982	7,399

Interest income	86	86	176	191
Interest expense	(22)	—	(43)	—
Foreign exchange loss	(13)	(195)	(18)	(213)

Income before income taxes	3,026	3,493	6,097	7,377

Provision for income taxes	958	851	2,064	1,881

Net income	2,068	2,642	4,033	5,496

Less: Net income attributable to noncontrolling interest	(139)	—	(266)	—

Net income attributable to Allied Healthcare International Inc.	$1,929	$2,642	$3,767	$5,496

Basic net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.04	$0.06	$0.09	$0.12

Diluted net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.04	$0.06	$0.09	$0.12

Weighted average number of common shares outstanding:
Basic	43,571	45,136	43,571	45,131

Diluted	43,766	45,405	43,846	45,411

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,033	$5,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,854	1,467
Amortization of intangible assets	591	625
Foreign exchange loss	5	187
Increase (decrease) in provision for allowance for doubtful accounts	162	(39)
Loss on sale of fixed assets	7	1
Stock based compensation	219	213
Deferred income taxes	55	25
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Decrease in accounts receivable	1,214	1,376
Decrease in prepaid expenses and other assets	1,885	47
(Decrease) increase in accounts payable and other liabilities	(1,825)	980

Net cash provided by operating activities	8,200	10,378

Cash flows from investing activities:
Capital expenditures	(2,709)	(2,066)
Payments for acquisitions — net of cash acquired	(1,198)	—
Proceeds from sale of property and equipment	8	56

Net cash used in investing activities	(3,899)	(2,010)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(2,569)	—
Borrowings under invoice discounting facility, net	134	—
Stock options exercised	—	288

Net cash (used in) provided by financing activities	(2,435)	288

Effect of exchange rate on cash	637	(2,358)

Increase in cash	2,503	6,298

Cash and cash equivalents, beginning of year	39,031	35,273

Cash and cash equivalents, end of year	$41,534	$41,571

Supplemental cash flow information:
Cash paid for interest	$44	$—

Cash paid for income taxes, net	$2,327	$217

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued expenses	$313	$623

Details of business acquired in purchase transactions:
Fair value of assets acquired	$4,776

Liabilities assumed or incurred	$3,186

Cash paid for acquisitions	$1,199
Cash acquired	1

Net cash paid for acquisitions	$1,198

Deferred acquisition payment	$391

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The Company is a homecare provider of health and social care (often referred to as domiciliary care) in the United Kingdom (“U.K.”) and Ireland. The Company was incorporated in New York in 1981. The Company provides personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.

The services provided by the Company are provided by its integrated network of approximately 120 branches, which have similar economic characteristics and are located mainly throughout most of the U.K. The operations of the Company’s Ireland operations are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as the Company’s U.K. operations. The Company’s management evaluates operating results on a branch basis. For financial reporting purposes, all its branches are aggregated into one reportable segment.

The Condensed Consolidated Financial Statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2010 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2010. Although the Company’s operations are not highly seasonal, the results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of operating results for the full year.

2.	Stock-Based Compensation:
Stock Options

For each of the three and six months ended March 31, 2011 and 2010, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $0.1 million and $0.2 million, respectively. As of March 31, 2011, there was $0.6 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.8 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 3.0 million shares at March 31, 2011.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following is a summary of stock option activity during the three and six months ended March 31, 2011 (in thousands, except per share data):

	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at January 1, 2011	3,237	2.34
Forfeited	(114)	2.18

Outstanding at March 31, 2011	3,123	2.35

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	3,588	2.34
Forfeited	(465)	2.29

Outstanding at March 31, 2011	3,123	2.35	7.0	1,002

Exercisable at March 31, 2011	1,541	2.36	6.1	637

Vested and expected to vest at March 31, 2011	2,435	2.35	6.9	857

The total intrinsic value of options exercised during the six months ended March 31, 2010 was $0.2 million. For options exercised during the six months ended March 31, 2010, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised during the six months ended March 31, 2011.

Following is a summary of the status of the Company’s nonvested stock options as of March 31, 2011 and the activity for the three and six months ended March 31, 2011 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at January 1, 2011	1,645	1.09
Forfeited	(63)	1.07

Nonvested at March 31, 2011	1,582	1.09

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	2,031	1.10
Vested	(47)	1.10
Forfeited	(402)	1.12

Nonvested at March 31, 2011	1,582	1.09

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The total grant date fair value of stock options vested during the six months ended March 31, 2011 and 2010 was $0.1 million in each period. There were no stock options that vested during the three months ended March 31, 2011 or 2010.

The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.1 million options outstanding at March 31, 2011, 1.0 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

Time and Performance Based	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at January 1, 2011	978	2.20
Forfeited	(5)	2.59

Outstanding at March 31, 2011	973	2.20

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Time and Performance Based	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	1,295	2.20
Forfeited	(322)	2.17

Outstanding at March 31, 2011	973	2.20	6.8	344

Exercisable at March 31, 2011	310	1.96	6.3	179

Vested and expected to vest at March 31, 2011	385	1.97	6.5	218

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at January 1, 2011	668	1.01
Forfeited	(5)	1.26

Nonvested at March 31, 2011	663	1.01

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	985	1.04
Forfeited	(322)	1.12

Nonvested at March 31, 2011	663	1.01

The total grant date fair value of time and performance based stock options that vested during the six months ended March 31, 2010 was $0.1 million. There were no time and performance based stock options that vested in the six months ended March 31, 2011.

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

The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young) is £3.0 million (approximately $4.8 million at the exchange rate at March 31, 2011). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.

At March 31, 2011, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of March 31, 2011. At March 31, 2011, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.

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

Major classes of property and equipment, net, consist of the following at March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
Furniture, fixtures and equipment (including software)	$21,607	$19,331
Leasehold improvements	1,377	1,268
Vehicles	933	737

	23,917	21,336
Less, accumulated depreciation and amortization	14,304	12,412

	$9,613	$8,924

Depreciation and amortization of property and equipment for the three and six months ended March 31, 2011 were $1.0 million and $1.9 million, respectively. Depreciation and amortization of property and equipment for the three and six months ended March 31, 2010 were $0.7 million and $1.5 million, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the six months ended March 31, 2011 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2010	$199,506	$(96,561)	$102,945
Goodwill acquired during the year	3,691	—	3,691
Foreign exchange effect	2,746	(1,374)	1,372

Balance at March 31, 2011	$205,943	$(97,935)	$108,008

Of the $108.0 million goodwill amount, approximately $4.3 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		March 31, 2011
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,534	$8,803	$1,731
Trade names	3 – 20	1,448	224	1,224
Non-compete agreements	2 – 3	193	193	—
Favorable leasehold interests	2 – 5	8	8	—

Total		$12,183	$9,228	$2,955

		September 30, 2010
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,387	$8,124	$2,263
Trade names	3 – 20	1,427	189	1,238
Non-compete agreements	2 – 3	191	191	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$12,012	$8,511	$3,501

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense for other intangible assets subject to amortization was $0.3 million and $0.6 million for each of the three and six months ended March 31, 2011 and 2010, respectively. At March 31, 2011, estimated future amortization expense of other intangible assets still subject to amortization for the six months ending September 30, 2011 and the succeeding fiscal years is as follows:

Remainder of 2011	$337
2012	621
2013	618
2014	376
2015	68
Thereafter	935

$2,955

The change in the net carrying amount at March 31, 2011 is due to amortization expense and the foreign exchange effect.
5.	Business Combinations:
Homecare Independent Living Group

In May 2010 the Company acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”). The Company acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate). Such consideration may be adjusted based on the final value of the net assets. The purchase price was funded through the Company’s cash on hand. In addition, the Company has also entered into call option agreements giving the Company the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require the Company to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by the Company for 100% of the HILG business will be £7.7 million ($12.3 million at the exchange rate at March 31, 2011). The maximum amount payable by the Company for 100% of the HILG business will be £11.2 million ($18.0 million at the exchange rate at March 31, 2011) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

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

The following tables summarize the consideration paid for HILG and the estimates of the fair value of the assets acquired and liabilities assumed, the resulting goodwill recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in HILG. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts in its next fiscal period ended June 30, 2011.

( in thousands)	Consideration
Cash	$5,716

Fair value of total consideration transferred	$5,716

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In the third quarter of fiscal 2010, acquisition-related costs of $0.5 million related to the acquisition of HILG were included in selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations.

The fair value of the noncontrolling interest in HILG, a private company, was estimated by using the observed transaction relating to a controlling interest which occurred as of the measurement date. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include (i) an estimated discount to account for the lack of control feature of the noncontrolling interest derived using implied discounts as observed through control premiums of private transactions in the company’s sector, and (ii) an estimated discount to account for the lack of marketability of the noncontrolling interest derived using an option-based model which estimates the cost of holding a security for period time needed before achieving a transaction. Significant inputs into the option-based model include (i) a estimated holding period of 3 years until a transaction is consummated, (ii) an equity volatility estimate of 42% based on comparable companies, and (iii) a risk free rate of 1.34% based on the holding period selected.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Due to the put option agreements, the Company has classified the noncontrolling interest as mezzanine equity on its condensed consolidated balance sheets. The following table presents a reconciliation of the carrying amount of the noncontrolling interest at September 30, 2010 and March 31, 2011 (in thousands):

Fair value of noncontrolling interest at acquisition	$3,888
Net income attributable to noncontrolling interest	188
Change in cumulative translation adjustment	282

Noncontrolling interest at September 30, 2010	$4,358
Net income attributable to noncontrolling interest	266
Change in cumulative translation adjustment	64

Noncontrolling interest at March 31, 2011	$4,688

Health and Lifecare Options Limited

In March 2011 the Company acquired the entire share capital of Health and Lifecare Options Limited, which trades under the ScotHomecare name, for an initial consideration of £0.7 million ($1.2 million, at the acquisition date exchange rate) and £0.2 million ($0.4 million, at the acquisition date exchange rate) additional consideration which was deferred for three months pending the finalization of the completion accounts. Such consideration may be adjusted based on the final value of the net assets. In addition, the Company repaid £1.5 million ($2.4 million, at the acquisition date exchange rate) of liabilities assumed on acquisition. The purchase price and liabilities repaid were funded through the Company’s cash on hand.

ScotHomecare is a flexible domiciliary homecare business with nine branches in Scotland and one branch in Leicester, England. ScotHomecare’s services include adult health care, child nursing care, palliative care nursing and elderly care services.

The goodwill of $3.7 million arising from the acquisition consists largely of the benefits expected from this transaction. The acquisition expands the Company’s operations, making it one of the largest provider of domiciliary care in Scotland. Management believes that the transaction will allow the Company to introduce new higher margin services, including learning disabilities and continuing care, in these new locations. None of the goodwill recognized is deductible for income tax purposes.

The following tables summarize the consideration paid for ScotHomecare and the estimates of the fair value of the assets acquired and liabilities assumed and the resulting goodwill recognized at the acquisition date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts by the end of its fiscal year ended September 30, 2011.

( in thousands)	Consideration
Cash	$1,199
Deferred cash payment(a)	391

Fair value of total consideration	$1,590

(a)	Deferred cash consideration for three months pending finalization of the completion accounts.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Preliminary
Estimates of
Acquisition Date
( in thousands)	Fair Value
Property and equipment	$28
Current assets(a)	1,057
Current liabilities(b)	(1,846)
Debt	(1,340)

Total identifiable net liabilities	$(2,101)
Goodwill	3,691

Total purchase price	$1,590

(a)	Includes cash, accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.

In the second quarter of fiscal 2011, acquisition-related costs of $0.1 million related to the acquisition of ScotHomecare were included in selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations.

The pro forma results of operations and related per share information for these acquisitions have not been presented as the acquisitions are not considered material.
6.	Accrued Expenses:
Accrued expenses consist of the following at March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
Payroll and related expenses	$19,350	$20,112
Professional fees	1,019	1,383
Refunds payable	1,200	1,129
Other	3,790	3,273

	$25,359	$25,897

7.	Income Taxes:

The Company recorded a provision for income taxes amounting to $1.0 million or 31.7% of income before income taxes for the three months ended March 31, 2011, compared to a provision of $0.9 million or 24.4% of income before income taxes for the three months ended March 31, 2010. The Company recorded a provision for income taxes amounting to $2.1 million or 33.9% of income before income taxes for the six months ended March 31, 2011, compared to a provision of $1.9 million or 25.5% of income before income taxes for the six months ended March 31, 2010. The difference in the effective tax rate between the three and six months ended March 31, 2011 and March 31, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2011, the Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The Company’s public offering in July 2004 of its common shares caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”). Accordingly, Section 382 imposes an annual limit on the Company’s ability to utilize it net operating loss carryforward. The Company has discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of its foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. The Company has requested a private letter ruling from the Internal Revenue Service seeking relief which would allow for a retroactive election and believes it is more likely than not that such relief will be obtained. An inability to use a significant portion of the Company’s federal net operating loss carryforward could have a material adverse effect on its consolidated financial position and results of operations.

As of March 31, 2011, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.
8.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At March 31, 2011 and 2010, the Company had outstanding stock options (including performance-based stock options) to purchase 1.8 million and 0.9 million shares, respectively, of common stock ranging in price from $2.11 to $6.20 and $2.11 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at March 31, 2011 and 2010.

The weighted average number of shares used in the basic and diluted earnings per share computations for the three and six months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	43,571	45,136	43,571	45,131
Effect of dilutive securities — stock options	195	269	275	280

Shares used in computation of diluted EPS of common stock	43,766	45,405	43,846	45,411

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.	Comprehensive Income (Loss):

Components of comprehensive income (loss) include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income (loss) impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income (loss) for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$2,068	$2,642	$4,033	$5,496
Change in cumulative translation adjustment, net of income taxes	5,052	(7,009)	2,021	(7,023)

Comprehensive income (loss), net of income taxes	7,120	(4,367)	6,054	(1,527)
Comprehensive income attributable to the noncontrolling interest	(299)	—	(330)	—

Comprehensive income (loss) attributable to the Company	$6,821	$(4,367)	$5,724	$(1,527)

10.	Commitments and Contingencies:
Employment Agreements

The Company has employment agreements with its two executive officers that provide for minimum aggregate annual base compensation of approximately $0.6 million (at the exchange rate at March 31, 2011) in fiscal 2011.

Leases

The Company has entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these leases provide for renewal options. Of the $5.3 million operating lease obligations at March 31, 2011, $0.3 million relates to properties that are owned by the noncontrolling interest holders.

In connection with the Company’s acquisition of HILG, the Company assumed various capital lease agreements mainly related to leased vehicles and furniture, fixtures and equipment, which had gross carrying values of $0.7 million and $0.1 million, respectively, at March 31, 2011 and $0.7 million and $0.1 million, respectively, at September 30, 2010 and are included within property and equipment in the Company’s Condensed Consolidated Balance Sheet. Accumulated amortization related to these capital leases totaled $0.3 million and $0.1 million at March 31, 2011 and September 30, 2010, respectively. Depreciation of assets under capital leases is included in depreciation expense. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.5 million at March 31, 2011.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Debt

In connection with the Company’s acquisition of HILG, the Company assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the exchange rate at March 31, 2011) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. At March 31, 2011 and September 30, 2010, the Company had outstanding borrowings of $0.4 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Other Obligations
Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software.

The following table summarizes the Company’s future minimum rental commitments required under both operating and capital lease agreements, debt and other obligations as of March 31, 2011 (in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$1,695	$179	$397	$411	$2,682
2012	2,072	282	40	1,036	3,430
2013	1,013	133	—	208	1,354
2014	352	7	—	—	359
2015	137	—	—	—	137
Thereafter	5	—	—	—	5

Total	$5,274	$601	$437	$1,655	$7,967

Less: Amounts representing interest		(77)

Net present value of capital lease obligations		524
Less current portion		303

Long-term capital lease obligations		$221

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

Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $0.1 million for such costs at March 31, 2011 and at September 30, 2010.

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

Transfers of Financial Assets. In June 2009, the FASB issued a standard which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This standard amends various provisions of the previously issued standard relating to transfers and servicing of financial assets and extinguishments of liabilities to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Effective October 1, 2010, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position or results of operations.

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

Fair Value Measurements and Disclosures. In August 2009, the FASB issued a standard to further update the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. This standard update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This standard update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. Effective October 1, 2010, the Company adopted this standard, which did not have any impact on the Company’s consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Compensation. In April 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for the Company in its fiscal year beginning October 1, 2011 and is not expected to have an impact on the Company’s consolidated financial position or results of operations as the Company’s current practice is consistent with the update.

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

The fair value of the Company’s long-term debt and capital lease obligations was approximately $0.2 million and $0.4 million at March 31, 2011 and September 30, 2010, respectively. The fair values were estimated using a discounted cash flow analysis.

14.	Subsequent Event:

On May 6, 2011, the Company acquired the entire issued share capital of BiJu Limited for maximum total consideration of £1.6 million ($2.6 million, at the acquisition date exchange rate). Initial consideration of £1.3 million ($2.1 million, at the acquisition date exchange rate) was paid on completion of the transaction and was funded through the Company’s cash on hand. Additional consideration of £0.3 million ($0.5 million, at the acquisition date exchange rate) could become payable after 12 months depending on the level of gross profit generated in the business during the next twelve-month period equating to a pro forma earnings before interest, tax, depreciation and amortization of £0.4 million ($0.6 million, at acquisition date exchange rate).

BiJu Limited is a recognized supplier of diverse homecare services, including rehabilitation, physical disabilities, sensory impairment and extra care sheltered housing projects, to clients throughout Lancashire. This acquisition expands the Company’s geographical footprint in the North West of England and provides it with additional growth opportunities across Lancashire.

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

We are a leading homecare provider of health and social care (often referred to as domiciliary care) in the United Kingdom and Ireland, as measured by revenues, market share and number of staff. We operate a community-based network of approximately 120 branches with the capacity to provide carers (known as home health aides in the U.S.), nurses, and specialized medical personnel to locations covering approximately 90% of the U.K. population. We provide personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare, which accounts for over 85% of our revenues, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals, the Health and Social Care Board and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining revenues.

In March 2011, we acquired the entire share capital of Health and Lifecare Options Limited, which trades under the ScotHomecare name, for an initial consideration of £0.7 million ($1.2 million, at the acquisition date exchange rate ) and £0.2 million ($0.4 million, at the acquisition date exchange rate) additional consideration which was deferred for three months pending the finalization of the completion accounts. Such consideration may be adjusted based on the final value of the net assets. In addition, we repaid £1.5 million ($2.4 million, at the acquisition date exchange rate) of liabilities assumed on acquisition. The purchase price and liabilities repaid were funded through the company’s cash on hand.

ScotHomecare is a flexible domiciliary homecare business with nine branches in Scotland and one branch in Leicester, England. ScotHomecare’s services include adult health care, child nursing care, palliative care nursing and elderly care services.

In May 2010, we acquired a shareholding in a group of business commonly known as Homecare Independent Living Group (“HILG”), which has operations in Ireland. We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.7 million, at the acquisition date exchange rate), subject to adjustment based on the final value of the net assets. This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($12.3 million at the exchange rate at March 31, 2011). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($18.0 million at the exchange rate at March 31, 2011) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.

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

Our services are provided by our integrated network of approximately 120 branches, which have similar economic characteristics and which are located throughout most of the U.K. The operations of our acquisition in Ireland are effectively reviewed as one branch as they provide comparable services and are operated on a similar basis as our U.K. operations. Our healthcare staff consists principally of homecare aides, nurses and nurses aides. Our management evaluates operating results on a branch basis. All our branches are aggregated into one reportable segment for financial reporting purposes.

Effective January 1, 2010, the standard rate of U.K. value-added tax (“VAT”) reverted to 17.5% (from the previous rate of 15%) and has further increased to 20% effective January 4, 2011, which has and will continue to increase the amount of any irrecoverable VAT cost. For the three and six months ended March 31, 2011 we incurred irrecoverable VAT of $0.7 million and $1.3 million, respectively, in selling, general and administrative expenses. Based on a similar level of future purchases, management estimates that the increase in VAT would increase expense by $0.1 million per quarter.

Effective for our fiscal year beginning October 1, 2010, legislative changes have gone into effect that have disallowed the U.K. tax deduction on intra-group interest expense. This legislative change has resulted in an increase to our tax provision amount and an increase of approximately 9% to our effective tax rate for the fiscal 2011 results.

A further legislative change that went into effect in April 2011 is the U.K. government’s introduction of a 1% increase to the national insurance employer contribution amounts, which could impact our profit margins.

In March 2011, the U.K. Finance Bill 2011-12 was published. As published the U.K. Finance Bill 2011, announced that the rate of corporation tax will be reducing to 26% from April 2011 and will be reducing to 23% by April 2014. The bill was substantively enacted into law on March 29, 2011. We are currently evaluating the likely impact of this proposed change on our consolidated financial statements and results of operations.

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

In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the exchange rate at March 31, 2011) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities, who are the main providers of social care, and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending. While we expect some negative impacts on our business as a result of the upcoming changes, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare) and the high quality of our services, our dedicated and caring personnel and our strong market reputation will, we also believe, continue to drive demand for our homecare services. We will continue to monitor this closely.

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

Goodwill and Other Intangible Assets

We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through March 31, 2011. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In each quarter of fiscal 2011, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2010 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

Income Taxes

We account for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for foreign, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards. As of March 31, 2011, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we did not believe it was more likely than not that such losses would be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

Our public offering in July 2004 of shares of our common stock caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, Section 382 imposes an annual limit on our ability to utilize our net operating loss carryforward. Our company has discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of our foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. We have requested a private letter ruling from the Internal Revenue Service seeking relief which would allow for a retroactive election. Although we believe it is more likely than not that such relief will be obtained, there is no assurance that we will be able to obtain such relief. An inability to use a significant portion of our federal net operating loss carryforward could have a material adverse effect on our financial condition or results of operations.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2011, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.

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
Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We typically obtain a third-party valuation in order to complete our purchase price allocations. Accordingly, final asset and liability fair values as well as useful lives may differ from management’s original estimates and could have a material adverse impact on our consolidated financial position or results of operations.

Results of Operations
Overview

We are one of the leading suppliers of homecare services in the U.K. Current trends in homecare services that have contributed to the growth of this business include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities. Over the last year we have seen a switch away from the traditional larger block/spot contract tenders to smaller framework preferred supplier contracts, often in specialist services.

In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the exchange rate at March 31, 2011) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending. As a result of the imminent budget social care cuts that were anticipated after the recent U.K. government change we have already not seen typical increases in either service prices or the number of service hours in the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010.

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

The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare. However, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. As such, in the three and six months ended March 31, 2011, we have noticed a tightening in NHS spending on hospitals and temporary staff.

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Three Months Ended March 31,			Three Months Ended March 31,
			%					%
	2011	2010	Change	2011	%	2010	%	Change
(Amounts in thousands)	Revenue			Gross Profit

Homecare	$60,205	$56,018	7.5%	$19,003	31.6%	$17,315	30.9%	9.7%
Nursing Homes	3,252	4,460	-27.1%	1,032	31.7%	1,451	32.5%	-28.9%
Hospitals	4,072	5,052	-19.4%	1,024	25.1%	1,182	23.4%	-13.4%

Total, at constant exchange rates	67,529	65,530	3.0%	21,059	31.2%	19,948	30.4%	5.6%
Effect of foreign exchange	1,695	—	2.6%	522		—		2.6%

Total, as reported	$69,224	$65,530	5.6%	$21,581		$19,948		8.2%

	SG&A
SG&A, at constant exchange rates & excluding US Corporate Overhead Costs	$17,211	$15,285	12.6%
SG&A — US Corporate Overhead Costs	703	760	-7.5%
SG&A — Amortization, at constant exchange rates	271	301	-10.0%

SG&A, at constant exchange rates	18,185	16,346	11.2%
Effect of foreign exchange	421	—	2.6%

Total SG&A, as reported	$18,606	$16,346	13.8%

	Operating Income
Operating income, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$3,848	$4,663	-17.5%
Operating income — US Corporate Overhead Costs	(703)	(760)	7.5%
Operating income — amortization, at constant exchange rates	(271)	(301)	10.0%

Operating income, at constant exchange rates	2,874	3,602	-20.2%
Effect of foreign exchange	101	—	2.8%

Operating income, as reported	$2,975	$3,602	-17.4%

Net Income Attributable to Allied
		Basic and		Basic and
		Diluted		Diluted
		EPS		EPS
Net income attributable to Allied	$1,929	$0.04	$2,642	$0.06

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

Revenues

Total revenues for the three months ended March 31, 2011, before the favorable impact of foreign exchange rates, increased by $2.0 million, or 3.0%, to $67.5 million, compared with $65.5 million for the three months ended March 31, 2010. Contributing to the increase in revenues was homecare revenues which grew by 7.5% to $60.2 million. Acquisitions contributed 9.9%, or $5.6 million, to homecare revenues. Nursing homes revenues declined by 27.1% to $3.2 million. Hospitals revenues decreased by 19.4% to $4.1 million. After the favorable impact of currency exchange of $1.7 million, revenues increased to $69.2 million.

Gross Profit

Gross profit, before the favorable impact of foreign exchange, increased 5.6% to $21.1 million for the three months ended March 31, 2011 from $19.9 million for the three months ended March 31, 2010. Homecare gross profit grew 9.7% to $19.0 million. Acquisitions contributed $1.7 million, or 10.0%, to homecare gross profit. Nursing homes gross profit declined 28.9% to $1.1 million and hospitals gross profit declined 13.4% to $1.0 million. Changes in foreign exchange increased gross profit by $0.5 million. As a result of the foregoing, gross profit increased to $21.6 million for the three months ended March 31, 2011 compared to $19.9 million for the three months ended March 31, 2010, an increase of 8.2%. As a percentage of total revenue, gross profit for the three months ended March 31, 2011 was 31.2%, as compared to 30.4% for the comparable prior period. The improvement from 30.4% to 31.2% is due to the sales mix change within our hospital staffing business and also a reduction in some of our lower homecare margin service lines arising from the Comprehensive Spending Review. We continue to focus on efforts to maintain our normal 30% range of expectation gross margin percentage despite on-going pricing pressures and national insurance changes, which have gone into effect in April 2011, which could impact us.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended March 31, 2011, before the unfavorable impact of foreign exchange, increased by $1.9 million, or 11.2% to $18.2 million (26.9% of revenues) compared to $16.3 million (24.9% of revenues) for the three months ended March 31, 2010. Acquisitions contributed 7.0%, or $1.1 million, to the 12.6% increase in SG&A, excluding US corporate overhead costs and amortization costs. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the three months ended March 31, 2011 our training costs were reduced by training support grants in respect of training provided to carers of $0.4 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.2 million. For the three months ended March 31, 2010, we had a reduction in training costs from receipts of training support grants of $0.2 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.1 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we maintain tight controls over other areas of SG&A costs. Changes in foreign exchange increased the reported SG&A result by $0.4 million to $18.6 million compared to $16.3 million for the three months ended March 31, 2010.

Interest Income
Total interest income for the three months ended March 31, 2011 was $0.1 million compared to $0.1 million for the three months ended March 31, 2010.
Foreign exchange loss

Total foreign exchange loss for the three months ended March 31, 2011 was $13 thousand compared to $0.2 million for the three months ended March 31, 2010. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $1.0 million or 31.7% of income before income taxes for the three months ended March 31, 2011, compared to a provision of $0.9 million or 24.4% of income before income taxes for the three months ended March 31, 2010. The difference in the effective tax rate between the three months ended March 31, 2011 and the three months ended March 31, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010.

Net Income
As a result of the foregoing, we recorded net income of $2.0 million for the three months ended March 31, 2011 compared to net income of $2.6 million for the three months ended March 31, 2010.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.1 million for the three months ended March 31, 2011.
Net Income Attributable to Allied Healthcare International Inc.

As a result of the foregoing, we recorded net income attributable to Allied Healthcare International Inc. of $1.9 million for the three months ended March 31, 2011 compared to net income attributable to Allied Healthcare International Inc. of $2.6 million for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 vs. Six Months Ended March 31, 2010

To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Six Months Ended March 31,			Six Months Ended March 31,
			%					%
	2011	2010	Change	2011	%	2010	%	Change
(Amounts in thousands)	Revenue			Gross Profit

Homecare	$123,468	$114,640	7.7%	$38,752	31.4%	$35,342	30.8%	9.6%
Nursing Homes	7,137	9,785	-27.1%	2,273	31.8%	3,138	32.1%	-27.6%
Hospitals	8,350	10,489	-20.4%	2,057	24.6%	2,345	22.4%	-12.3%

Total, at constant exchange rates	138,955	134,914	3.0%	43,082	31.0%	40,825	30.3%	5.5%
Effect of foreign exchange	(532)	—	-0.4%	(164)		—		-0.4%

Total, as reported	$138,423	$134,914	2.6%	$42,918		$40,825		5.1%

	SG&A
SG&A, at constant exchange rates & excluding US Corporate Overhead Costs	$34,703	$31,378	10.6%
SG&A — US Corporate Overhead Costs	1,774	1,423	24.7%
SG&A — Amortization, at constant exchange rates	593	625	-5.1%

SG&A, at constant exchange rates	37,070	33,426	10.9%
Effect of foreign exchange	(134)	—	-0.4%

Total SG&A, as reported	$36,936	$33,426	10.5%

	Operating Income
Operating income, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$8,379	$9,447	-11.3%
Operating income — US Corporate Overhead Costs	(1,774)	(1,423)	-24.7%
Operating income — amortization, at constant exchange rates	(593)	(625)	5.1%

Operating income, at constant exchange rates	6,012	7,399	-18.7%
Effect of foreign exchange	(30)	—	-0.4%

Operating income, as reported	$5,982	$7,399	-19.1%

Net Income Attributable to Allied
		Basic and		Basic and
		Diluted		Diluted
		EPS		EPS
Net income attributable to Allied	$3,767	$0.09	$5,496	$0.12

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

Revenues

Total revenues for the six months ended March 31, 2011, before the unfavorable impact of foreign exchange rates, increased by $4.0 million, or 3.0%, to $138.9 million, compared with $134.9 million for the six months ended March 31, 2010. Contributing to the increase in revenues was homecare revenues which grew by 7.7% to $123.5 million. Acquisitions contributed 8.9%, or $10.2 million, to homecare revenues. Nursing homes revenues declined by 27.1% to $7.1 million. Hospitals revenues decreased by 20.4% to $8.3 million. After the unfavorable impact of currency exchange of $0.5 million, revenues decreased to $138.4 million.

Gross Profit

Gross profit, before the unfavorable impact of foreign exchange, increased 5.5% to $43.1 million for the six months ended March 31, 2011 from $40.8 million for the six months ended March 31, 2010. Homecare gross profit grew 9.6% to $38.8 million. Acquisitions contributed $3.2 million, or 9.0%, to homecare gross profit. Nursing homes gross profit declined 27.6% to $2.3 million and hospitals gross profit declined 12.3% to $2.0 million. Changes in foreign exchange decreased gross profit for the six months ended March 31, 2011 by $0.2 million. As a result of the foregoing, gross profit increased to $42.9 million for the six months ended March 31, 2011 compared to $40.8 million for the six months ended March 31, 2010, an increase of 5.1%. As a percentage of total revenue, gross profit for the six months ended March 31, 2011 was 31.0%, as compared to 30.3% for the comparable prior period. The improvement from 30.3% to 31.0% is due to the sales mix change within our hospital staffing business and also a reduction in some of our lower homecare margin service lines arising from the Comprehensive Spending Review. We continue to focus on efforts to maintain our normal 30% range of expectation gross margin percentage despite on-going pricing pressures and national insurance changes, which have gone into effect in April 2011, which could impact us.

Selling, General and Administrative Expenses

Total SG&A expenses for the six months ended March 31, 2011, before the favorable impact of foreign exchange, increased by $3.6 million, or 10.9% to $37.0 million (26.7% of revenues) compared to $33.4 million (24.8% of revenues) for the six months ended March 31, 2010. Acquisitions contributed 7.0%, or $2.2 million, to the 10.6% increase in SG&A, excluding US corporate overhead costs and amortization costs. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the six months ended March 31, 2011 our training costs were reduced by training support grants in respect of training provided to carers of $0.8 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.4 million. For the six months ended March 31, 2010, we had a reduction in training costs from receipts of training support grants of $0.7 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.4 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we maintain tight controls over other areas of SG&A costs. The increase in U.S. corporate overhead costs is mainly attributable to amounts incurred in our continuous efforts to increase shareholder value over time. Changes in foreign exchange decreased the reported SG&A result by $0.1 million to $36.9 million compared to $33.4 million for the six months ended March 31, 2010.

Interest Income
Total interest income for the six months ended March 31, 2011 was $0.2 million compared to $0.2 million for the six months ended March 31, 2010.
Foreign exchange loss

Total foreign exchange loss for the six months ended March 31, 2011 was $18 thousand compared to $0.2 million for the six months ended March 31, 2010. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes

We recorded a provision for income taxes amounting to $2.1 million or 33.9% of income before income taxes for the six months ended March 31, 2011, compared to a provision of $1.9 million or 25.5% of income before income taxes for the six months ended March 31, 2010. The difference in the effective tax rate between the six months ended March 31, 2011 and the six months ended March 31, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010.

Net Income
As a result of the foregoing, we recorded net income of $4.1 million for the six months ended March 31, 2011 compared to net income of $5.5 million for the six months ended March 31, 2010.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.3 million for the six months ended March 31, 2011.
Net Income Attributable to Allied Healthcare International Inc.

As a result of the foregoing, we recorded net income attributable to Allied Healthcare International Inc. of $3.8 million for the six months ended March 31, 2011 compared to net income attributable to Allied Healthcare International Inc. of $5.5 million for the six months ended March 31, 2010.

Liquidity and Capital Resources
General

For the six months ended March 31, 2011, we generated $8.2 million of cash from operating activities. Cash requirements for the six months ended March 31, 2011 for accounts payable and other liabilities ($1.8 million), capital expenditures ($2.7 million), payments for acquisitions ($1.2 million) and repayments of debt and capital lease obligations ($2.6 million) were met through cash on hand. Our cash flow is susceptible to the timing of our payroll payments. In the current six month period we had a higher payroll and related expenses accrual of $19.4 million as compared to $18.0 million for the six month period ended March 31, 2010.

At March 31, 2011 our cash balance was $41.5 million, an increase of $2.5 million from $39.0 million at September 30, 2010. The increase is primarily due to the benefit of accelerated cash collections, mainly from the local governmental bodies, as a result of the end of their fiscal period.

We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable

We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At March 31, 2011 and September 30, 2010, $20.0 million (10.2%) and $20.1 million (10.6%), respectively, of our total assets consisted of accounts receivable.

Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At March 31, 2011 and September 30, 2010, our average DSOs, excluding unbilled accounts receivable, were 26. At March 31, 2011 and September 30, 2010, our average DSOs, including unbilled accounts receivable were 41 and 43, respectively.

At March 31, 2011 gross receivables, excluding unapplied cash and surcharges, were $22.3 million, of which $18.6 million or 83.4% were represented by amounts due from governmental bodies, either the local governmental social service departments or health and social care departments (“SHSD”) or the NHS. At September 30, 2010 gross receivables, excluding unapplied cash and surcharges, were $22.2 million, of which $17.6 million or 79.5% were represented by amounts due from governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.

The following table summarizes the accounts receivable aging by payor mix at March 31, 2011 and September 30, 2010 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At March 31, 2011	Days	Days	Days	Days	And Over	3/31/2011
SHSD	$10,862	$1,480	$356	$240	$447	$13,385
NHS	4,500	355	178	151	77	5,261
Commercial Payors	1,185	145	37	16	27	1,410
Private Payors	1,988	95	53	39	124	2,299

Gross AR at 3/31/11	$18,535	$2,075	$624	$446	$675	$22,355

Less: Unapplied Cash						(1,309)
Less: Surcharges(A)						(193)
Less: Allowance For Doubtful Accounts						(880)

Accounts Receivable, net						$19,973

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2010	Days	Days	Days	Days	And Over	9/30/2010
SHSD	$9,540	$1,425	$318	$162	$325	$11,770
NHS	4,952	602	140	60	121	5,875
Commercial Payors	1,674	376	63	24	54	2,191
Private Payors	1,860	142	91	68	186	2,347

Gross AR at 9/30/10	$18,026	$2,545	$612	$314	$686	$22,183

Less: Unapplied Cash						(1,120)
Less: Surcharges(A)						(239)
Less: Allowance For Doubtful Accounts						(732)

Accounts Receivable, net						$20,092

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.

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

Debt and Capital Leases
See “Leases” and “Debt” below under “Commitments.”
Commitments
Employment Agreements

We have employment agreements with our two executive officers that provide for minimum aggregate annual base compensation of approximately $0.6 million (at the exchange rate at March 31, 2011), in fiscal 2011.

In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. We may terminate Mr. Young’s employment immediately by paying salary in lieu of notice for the twelve-month notice period. The salary of Mr. Young is currently £222,832 (approximately $357,290 at the exchange rate at March 31, 2011). In addition, pursuant to his employment agreement:

•	we awarded Mr. Young 0.2 million stock options in February 2008;
•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our period ended March 31, 2011 under “Stock Appreciation Rights”;

•	we provide Mr. Young with a car allowance; and
•
we agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund. In February 2011, we agreed with Mr. Young that we would make this payment directly to him rather than to his U.K.-based pension fund and, in connection therewith, we agreed to reimburse him for the amount of the tax due on such increased payment. For 2011, the amount of such reimbursement is expected to be approximately £4,600 (approximately $7,375 at the exchange rate at March 31, 2011).

In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. Under certain circumstances, we may terminate Mr. Weston’s employment immediately by paying salary in lieu of notice for the six-month notice period. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £164,472 (approximately $263,715 at the exchange rate at March 31, 2011). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.

Leases

We have entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these operating leases provide for renewal options. Of the $5.3 million operating lease obligations at March 31, 2011, $0.3 million relates to properties that are owned by the noncontrolling interest holders. In connection with our acquisition of HILG, we assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.5 million at March 31, 2011.

Debt

In connection with our acquisition of HILG, we assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.5 million (at the exchange rate at March 31, 2011) that mature in April and June of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of March 31, 2011 and September 30, 2010, we had outstanding borrowings of $0.4 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of March 31, 2011 (dollars in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$1,695	$179	$397	$411	$2,682
2012	2,072	282	40	1,036	3,430
2013	1,013	133	—	208	1,354
2014	352	7	—	—	359
2015	137	—	—	—	137
Thereafter	5	—	—	—	5

Total	$5,274	$601	$437	$1,655	$7,967

Less: Amounts representing interest		(77)

Net present value of capital lease obligations		524
Less current portion		303

Long-term capital lease obligations		$221

Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of March 31, 2011. Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $7.1 million (at the exchange rate at March 31, 2011), of which $5.6 million has been incurred in fiscals 2009 and 2010 and in the six months ended March 31, 2011 and $1.5 million is expected to be incurred in the six months ended September 30, 2011 through fiscal 2012. We anticipate that funding will come from our existing cash and cash provided by operating activities.

Contingencies
See Note 10 of the Notes to Condensed Consolidated Financial Statements for our period ended March 31, 2011 for a discussion of contingencies.
Impact of Recent Accounting Standards
See Note 12 of the Notes to Condensed Consolidated Financial Statements for our period ended March 31, 2011.

Miscellaneous
Treasury Shares

In January 2001, we initiated a stock repurchase program, whereby we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock purchase programs were terminated and we initiated a new stock repurchase program, whereby we may purchase up to approximately $10 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In fiscal 2010 we purchased 1.6 million shares for an aggregate purchase price of $3.8 million under our May 2010 stock repurchase program. As of March 31, 2011, we had acquired an aggregate of 2.0 million shares of our common stock for an aggregate purchase price of $5.1 million pursuant to our stock repurchase programs (including stock repurchase programs which have been terminated), which are reflected as treasury stock in our consolidated balance sheet at March 31, 2011. In addition, as of March 31, 2011, we had acquired 0.2 million shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2011 period as compared to the year to date fiscal 2010 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in decreased revenues of $0.5 million, decreased operating income of $30 thousand and decreased net income of $15 thousand. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $13.8 million, $0.8 million and $0.4 million impact on reported year to date revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our invoice discount facilities. Our invoice discounting facilities provide for available funds of up to $1.5 million (at the exchange rate at March 31, 2011) and mature in April and June of 2011. We had outstanding borrowings of $0.4 million and $0.2 million under the invoice discounting facilities at March 31, 2011 and September 30, 2010, respectively. Our remaining debt and capital lease obligations are at fixed interest rates. As such, we believe our exposure to interest rate risk to be minimal.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.

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

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

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

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: May 10, 2011

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)