Form 10-Q
period 2011-06-30
ALLIED HEALTHCARE INTERNATIONAL INC
filed 2011-08-04
CIK 890634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at August 3, 2011 43,571,251 Shares

ALLIED HEALTHCARE INTERNATIONAL INC.
THIRD QUARTER REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — June 30, 2011 (Unaudited) and September 30, 2010	4

Condensed Consolidated Statements of Operations (Unaudited) — For the Three and Nine Months Ended June 30, 2011 and June 30, 2010	5

Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Nine Months Ended June 30, 2011 and June 30, 2010	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	44

PART II

Item 1A. Risk Factors	45

Item 6. Exhibits	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained in this Quarterly Report may be forward-looking statements. These forward-looking statements are based on current expectations and projections about future events. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements include:
•
the failure of Allied Healthcare International Inc. (the “Company”) to consummate the merger contemplated by the Agreement and Plan of Merger by and among Saga Group Limited, AHL Acquisition Corp. and the Company;

•	general economic and market conditions;
•
the effect of the recent change in the United Kingdom (“U.K.”) government and the impact of proposed changes in recent policy making related to health and social care that may reduce revenue and profitability;

•	the impact of the recent HM Treasury Comprehensive Spending Review setting out the U.K. government’s plans to reduce spending;
•
the introduction of the individualized budgets and direct payment for service users (the “personalization agenda”), which could lead to the Company’s hospital, healthcare facility and other customers to bypass the Company’s services and which might decrease its revenues and margins;

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
The Condensed Consolidated Financial Statements of the Company begin on page 4.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,090	$39,031
Accounts receivable, less allowance for doubtful accounts of $870 and $732, respectively	22,387	20,092
Unbilled accounts receivable	12,575	13,393
Deferred income taxes	509	552
Prepaid expenses and other assets	2,185	1,943

Total current assets	77,746	75,011

Property and equipment, net	9,042	8,924
Goodwill	109,907	102,945
Other intangible assets, net	2,771	3,501

Total assets	$199,466	$190,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,491	$1,581
Current maturities of debt and capital leases	682	614
Accrued expenses, inclusive of payroll and related expenses	26,698	25,897
Taxes payable	2,558	2,310

Total current liabilities	31,429	30,402

Long-term debt and capital leases, net of current maturities	172	389
Deferred income taxes	1,410	1,534
Other long-term liabilities	—	308

Total liabilities	33,011	32,633

Commitments and contingencies (Note 10)

Noncontrolling interest (Note 5)	4,902	4,358

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000 shares, issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 80,000 shares, issued 45,721 and 45,721 shares, respectively	457	457
Additional paid-in capital	242,879	242,478
Accumulated other comprehensive loss	(13,467)	(15,267)
Accumulated deficit	(62,196)	(68,158)

	167,673	159,510
Less cost of treasury stock (2,150 shares)	(6,120)	(6,120)

Total shareholders’ equity	161,553	153,390

Total liabilities and shareholders’ equity	$199,466	$190,381

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Net patient services	$74,712	$65,748	$213,135	$200,662

Cost of revenues:
Patient services	51,849	45,980	147,354	140,069

Gross profit	22,863	19,768	65,781	60,593

Selling, general and administrative expenses	19,432	17,176	56,368	50,602

Operating income	3,431	2,592	9,413	9,991

Interest income	86	84	262	275
Interest expense	(21)	(10)	(64)	(10)
Foreign exchange loss	(24)	(46)	(42)	(259)

Income before income taxes	3,472	2,620	9,569	9,997

Provision for income taxes	1,056	903	3,120	2,784

Net income	2,416	1,717	6,449	7,213

Less: Net income attributable to noncontrolling interest	(221)	(57)	(487)	(57)

Net income attributable to Allied Healthcare International Inc.	$2,195	$1,660	$5,962	$7,156

Basic net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.05	$0.04	$0.14	$0.16

Diluted net income per share attributable to Allied Healthcare International Inc. common shareholders	$0.05	$0.04	$0.14	$0.16

Weighted average number of common shares outstanding:
Basic	43,571	45,045	43,571	45,102

Diluted	43,837	45,269	43,843	45,363

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,449	$7,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,875	2,242
Amortization of intangible assets	778	952
Foreign exchange gain	(6)	(2)
Increase (decrease) in provision for allowance for doubtful accounts	184	(24)
Loss (gain) on sale of fixed assets	19	(2)
Stock based compensation	401	471
Deferred income taxes	49	102
Changes in operating assets and liabilities, excluding the effect of businesses acquired and sold:
Increase in accounts receivable	(863)	(335)
Decrease in prepaid expenses and other assets	909	671
(Decrease) increase in accounts payable and other liabilities	(1,936)	1,693

Net cash provided by operating activities	8,859	12,981

Cash flows from investing activities:
Capital expenditures	(3,172)	(2,428)
Acquisition of controlling interest, net of cash acquired	(60)	(5,812)
Payments for acquisitions — net of cash acquired	(2,626)	—
Proceeds from sale of property and equipment	8	62

Net cash used in investing activities	(5,850)	(8,178)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(2,661)	(121)
Borrowings under invoice discounting facility, net	117	248
Treasury shares acquired	—	(1,317)
Stock options exercised	—	288

Net cash used in financing activities	(2,544)	(902)

Effect of exchange rate on cash	594	(2,220)

Increase in cash	1,059	1,681

Cash and cash equivalents, beginning of year	39,031	35,273

Cash and cash equivalents, end of period	$40,090	$36,954

Supplemental cash flow information:
Cash paid for interest	$64	$10

Cash paid for income taxes, net	$3,332	$1,025

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other long-term liabilities	$312	$609

Details of business acquired in purchase transactions:
Fair value of assets acquired	$7,921	$12,430

Liabilities assumed or incurred	$3,635	$2,694

Noncontrolling interest	$—	$3,888

Cash paid for acquisitions	$3,368	$5,848
Cash acquired	682	36

Net cash paid for acquisitions	$2,686	$5,812

Deferred acquisition payment	$918	$—

See notes to condensed consolidated financial statements.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:
The Company is a homecare provider of health and social care (often referred to as domiciliary care) in the United Kingdom (“U.K.”) and Ireland. The Company was incorporated in New York in 1981. The Company provides personal or basic care and nursing services in the customers’ own home, public or private hospitals and nursing and care homes. The Company’s healthcare staff consists principally of homecare aides (known as carers in the U.K.), nurses and nurses aides.
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
The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at September 30, 2010 has been derived from the audited consolidated balance sheet at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2010. Although the Company’s operations are not highly seasonal, the results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of operating results for the full year.
2. Stock-Based Compensation:
Stock Options
For the three and nine months ended June 30, 2011, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $0.2 million and $0.4 million, respectively. For the three and nine months ended June 30, 2010, stock-based compensation cost recognized in selling, general and administrative expenses amounted to $0.3 million and $0.5 million, respectively. As of June 30, 2011, there was $0.5 million of total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.9 years. The compensation cost as generated by the Black-Scholes option-pricing model may not be indicative of the future benefit, if any, that may be received by the option holder. Shares available for future grant under the 2002 Stock Option Plan were 3.0 million shares at June 30, 2011.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Following is a summary of stock option activity during the three and nine months ended June 30, 2011 (in thousands, except per share data):

	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at April 1, 2011	3,123	2.35

Outstanding at June 30, 2011	3,123	2.35

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	3,588	2.34
Forfeited	(465)	2.29

Outstanding at June 30, 2011	3,123	2.35	6.8	897

Exercisable at June 30, 2011	2,041	2.31	6.2	753

Vested and expected to vest at June 30, 2011	2,510	2.34	6.7	804

The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $0.2 million. For options exercised during the nine months ended June 30, 2010, $0.3 million was received in cash to cover the exercise price of the options exercised. There were no options exercised during the nine months ended June 30, 2011.
Following is a summary of the status of the Company’s nonvested stock options as of June 30, 2011 and the activity for the three and nine months ended June 30, 2011 (in thousands, except per share data):

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at April 1, 2011	1,582	1.09
Vested	(500)	1.07

Nonvested at June 30, 2011	1,082	1.10

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	2,031	1.10
Vested	(547)	1.08
Forfeited	(402)	1.12

Nonvested at June 30, 2011	1,082	1.10

The total grant date fair value of stock options vested during the three and nine months ended June 30, 2011 was $0.5 million and $0.6 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended June 30, 2010 was $0.5 million and $0.6 million, respectively.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The Company has granted certain options that, in addition to the time vesting requirement, have performance conditions based on one or more of the Company’s growth in sales, earnings per share, earnings before interest and taxes, earnings before interest, taxes and amortization or earnings before interest, taxes, depreciation and amortization. Of the 3.1 million options outstanding at June 30, 2011, 1.0 million options have both time and performance conditions. The following is a summary of the status of the Company’s options that have both the time vesting requirement and performance conditions (in thousands, except per share data):

Time and Performance Based	Stock	Weighted-Average
Stock Options	Options	Exercise Price ($)
Outstanding at April 1, 2011	973	2.20

Outstanding at June 30, 2011	973	2.20

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
Time and Performance Based	Stock	Weighted-Average	Life	Intrinsic
Stock Options	Options	Exercise Price ($)	In Years	Value ($)
Outstanding at October 1, 2010	1,295	2.20
Forfeited	(322)	2.17

Outstanding at June 30, 2011	973	2.20	6.6	311

Exercisable and vested and expected to vest at June 30, 2011	460	1.98	6.3	235

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at April 1, 2011	663	1.01
Vested	(150)	1.03

Nonvested at June 30, 2011	513	1.00

	Stock	Grant-Date
Time and Performance Based Stock Options	Options	Fair Value ($)
Nonvested at October 1, 2010	985	1.04
Vested	(150)	1.03
Forfeited	(322)	1.12

Nonvested at June 30, 2011	513	1.00

The total grant date fair value of time and performance based stock options that vested during the three and nine months ended June 30, 2011 was $0.2 million and $0.2 million, respectively. The total grant date fair value of time and performance based stock options that vested during the three and nine months ended June 30, 2010 was $0.1 million and $0.2 million, respectively.

Each unvested option (other than those held by the Company’s Chief Executive Officer) will vest immediately prior to the merger, subject to the satisfaction of any applicable performance criteria. See Note 14 for a discussion of the merger.

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
The SARs agreement with Mr. Young provides that the potential maximum value of the SARs (when aggregated with the value of the vested portion of the option to purchase 0.2 million shares of the Company’s common stock held by Mr. Young) is £3.0 million (approximately $4.8 million at the exchange rate at June 30, 2011). If the total value of the SARs and the value of the vested portion of Mr. Young’s options exceeds £3.0 million, then the base price of $1.51 for the SARs will be increased so that the total value is equal to £3.0 million.
At June 30, 2011, the Company estimated that none of the performance measures will be achieved which resulted in zero stock-based compensation cost related to SARs to be recognized as of June 30, 2011. At June 30, 2011, the Company had $0.3 million of total unrecognized compensation cost related to SARs compensation awards. A change in the estimate of the SARs performance measures vesting could result in the Company incurring such cost over a period through September 30, 2011. The compensation cost as generated by the Monte-Carlo pricing model may not be indicative of the future benefit, if any, that may be received by the SARs holder.
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
Major classes of property and equipment, net, consist of the following at June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Furniture, fixtures and equipment (including software)	$21,874	$19,331
Leasehold improvements	1,477	1,268
Vehicles	946	737

	24,297	21,336
Less, accumulated depreciation and amortization	15,255	12,412

	$9,042	$8,924

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2011 were $1.0 million and $2.9 million, respectively. Depreciation and amortization of property and equipment for the three and nine months ended June 30, 2010 were $0.8 million and $2.2 million, respectively.
4.	Goodwill and Other Intangible Assets:
The following table presents the changes in the carrying amount of goodwill for the nine months ended June 30, 2011 (in thousands):

	Goodwill	Accumulated
	Pre Impairment	Impairment
	Losses	Losses	Goodwill
Balance at October 1, 2010	$199,506	$(96,561)	$102,945
Goodwill acquired during the year	5,668	—	5,668
Final acquisition fair value adjustment	63	—	63
Foreign exchange effect	2,520	(1,289)	1,231

Balance at June 30, 2011	$207,757	$(97,850)	$109,907

Of the $109.9 million goodwill amount, approximately $3.9 million is deductible for U.K. income tax purposes.
Intangible assets subject to amortization are being amortized on the straight-line method and consist of the following (in thousands):

		June 30, 2011
	Range	Gross		Net
	Of	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,525	$8,961	$1,564
Trade names	3 – 20	1,447	240	1,207
Non-compete agreements	2 – 3	193	193	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$12,172	$9,401	$2,771

		September 30, 2010
	Range	Gross		Net
	Of Lives	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Customer relationships	4 – 12	$10,387	$8,124	$2,263
Trade names	3 – 20	1,427	189	1,238
Non-compete agreements	2 – 3	191	191	—
Favorable leasehold interests	2 – 5	7	7	—

Total		$12,012	$8,511	$3,501

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Amortization expense for other intangible assets subject to amortization was $0.2 million and $0.8 million for three and nine months ended June 30, 2011, respectively. Amortization expense for other intangible assets subject to amortization was $0.3 million and $1.0 million for the three and nine months ended June 30, 2010, respectively. At June 30, 2011, estimated future amortization expense of other intangible assets still subject to amortization for the three months ending September 30, 2011 and the succeeding fiscal years is as follows:

Remainder of 2011	$155
2012	620
2013	618
2014	376
2015	68
Thereafter	934

$2,771

The change in the net carrying amount at June 30, 2011 is due to amortization expense and the foreign exchange effect.
5.	Business Combinations:
Homecare Independent Living Group
In May 2010 the Company acquired a shareholding in a group of businesses commonly known as Homecare Independent Living Group (the “HILG”). The Company acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.8 million, at the acquisition date exchange rate). The purchase price was funded through the Company’s cash on hand. In addition, the Company has also entered into call option agreements giving the Company the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require the Company to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by the Company for 100% of the HILG business will be £7.7 million ($12.2 million at the exchange rate at June 30, 2011). The maximum amount payable by the Company for 100% of the HILG business will be £11.2 million ($18.0 million at the exchange rate at June 30, 2011) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.
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
The goodwill of $7.5 million arising from the acquisition consists largely of the benefits expected from this transaction. None of the goodwill recognized is deductible for income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The following tables summarize the consideration paid for HILG and the fair value of the assets acquired and liabilities assumed, the resulting goodwill recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in HILG.

( in thousands)	Consideration
Cash	$5,776

Fair value of total consideration transferred	$5,776

Acquisition Date
( in thousands)	Fair Value
Property and equipment	$986
Current assets(a)	1,753
Current liabilities(b)	(1,784)
Debt and capital lease obligations	(823)
Deferred tax liability	(949)

Total identifiable net liabilities	$(817)
Goodwill	7,487
Other intangible assets(c)	2,994
Noncontrolling interest in HILG	(3,888)

Total purchase price	$5,776

(a)	Includes cash, accounts receivable, unbilled accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.

(c)	Includes customer relationships of $1.8 million with an estimated useful life of 4 years and trade names of $1.2 million with an estimated useful life of 20 years.
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
Due to the put option agreements, the Company has classified the noncontrolling interest as mezzanine equity on its condensed consolidated balance sheets. The following table presents a reconciliation of the carrying amount of the noncontrolling interest at September 30, 2010 and June 30, 2011 (in thousands):

Fair value of noncontrolling interest at acquisition	$3,888
Net income attributable to noncontrolling interest	188
Change in cumulative translation adjustment	282

Noncontrolling interest at September 30, 2010	$4,358
Net income attributable to noncontrolling interest	487
Change in cumulative translation adjustment	57

Noncontrolling interest at June 30, 2011	$4,902

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Health and Lifecare Options Limited
In March 2011 the Company acquired the entire share capital of Health and Lifecare Options Limited, which trades under the ScotHomecare name, for an initial consideration of £0.7 million ($1.2 million, at the acquisition date exchange rate) and £0.2 million ($0.4 million, at the acquisition date exchange rate) additional consideration which was deferred pending the finalization of the completion accounts. Such consideration may be adjusted based on the final value of the net assets. In addition, the Company repaid £1.5 million ($2.4 million, at the acquisition date exchange rate) of liabilities assumed on acquisition. The purchase price and liabilities repaid were funded through the Company’s cash on hand.
ScotHomecare is a flexible domiciliary homecare business with nine branches in Scotland and one branch in Leicester, England. ScotHomecare’s services include adult health care, child nursing care, palliative care nursing and elderly care services.
BiJu Limited
In May 2011 the Company acquired the entire share capital of BiJu Limited (“BiJu”) for an initial consideration of £1.3 million ($2.1 million, at the acquisition date exchange rate) and £0.3 million ($0.5 million, at the acquisition date exchange rate) additional contingent consideration. The contingent consideration requires the Company to pay the former owners of BiJu a multiple of 4.2 of the gross profit generated by BiJu during the twelve months following acquisition in excess of £0.7 million ($1.1 million, at the acquisition date exchange rate), up to a maximum of £0.3 million ($0.5 million, at the acquisition date exchange rate). The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0.0 million and $0.5 million. The fair value of the acquisition-related contingent consideration arrangement of $0.5 million was estimated on the probability of the achievement of the target level of gross profit generated in the business during the next twelve-month period. Based on the Company’s estimation, an initial liability of $0.5 million (at the exchange rate at June 30, 2011) was recorded. The initial consideration may be adjusted based on the final value of the net assets. The purchase price was funded through the Company’s cash on hand.
BiJu is a supplier of diverse homecare services, including rehabilitation, physical disabilities, sensory impairment and extra care sheltered housing projects to clients throughout Lancashire. This acquisition expands the Company’s geographical footprint in the North West of England and provides it with additional growth opportunities across Lancashire.
The goodwill of $5.7 million arising from the ScotHomecare and BiJu acquisitions consists largely of the benefits expected from these transactions. These acquisitions expand the Company’s operations, making it one of the largest providers of domiciliary care in Scotland and an enlarged market position within the County of Lancashire as well as a platform to expand across Lancashire. Management believes that these transactions will allow the Company to introduce new higher margin services, including learning disabilities and continuing care, in these new locations. None of the goodwill recognized is deductible for income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The following tables summarize the consideration paid for ScotHomecare and BiJu and the estimates of the fair value of the assets acquired and liabilities assumed and the resulting goodwill recognized at the acquisition dates. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below. The Company expects to finalize these amounts as soon as practicable, but no later than one year from the respective acquisition date.

( in thousands)	Consideration
Cash	$3,308
Deferred cash payment(a)	391
Contingent Consideration(b)	527

Fair value of total consideration	$4,226

(a)	Deferred cash consideration pending finalization of the completion accounts.

(b)	Contingent consideration based on the acquisition date fair value based on the probability of the achievement of the target level.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Preliminary
Estimates of
Acquisition Date
(in thousands)	Fair Value
Property and equipment	$42
Current assets(a)	2,148
Current liabilities(b)	(2,292)
Debt	(1,340)

Total identifiable net liabilities	$(1,442)
Goodwill	5,668

Total purchase price	$4,226

(a)	Includes cash, accounts receivable, prepaid expenses and other current assets.

(b)	Includes accounts payable and other current liabilities.
The Company recognized acquisition-related costs of $0.1 million and $0.2 million for the three and nine months ended June 30, 2011, respectively, related to the acquisitions of ScotHomecare and BiJu which were included in selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations.
The pro forma results of operations and related per share information for these acquisitions have not been presented as the acquisitions are not considered material.
6.	Accrued Expenses:
Accrued expenses consist of the following at June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Payroll and related expenses	$19,841	$20,112
Professional fees	1,110	1,383
Refunds payable	1,168	1,129
Acquisitions payable	897	—
Other	3,682	3,273

	$26,698	$25,897

7.	Income Taxes:
The Company recorded a provision for income taxes amounting to $1.1 million or 30.4% of income before income taxes for the three months ended June 30, 2011, compared to a provision of $0.9 million or 34.5% of income before income taxes for the three months ended June 30, 2010. The Company recorded a provision for income taxes amounting to $3.1 million or 32.6% of income before income taxes for the nine months ended June 30, 2011, compared to a provision of $2.8 million or 27.8% of income before income taxes for the nine months ended June 30, 2010. The difference in the effective tax rate between the three and nine months ended June 30, 2011 and June 30, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010, the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs that are not deductible for income tax purposes.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
As of June 30, 2011, the Company has recorded a full valuation allowance against its U.S. deferred tax assets as management believes it is not more likely than not that these deferred tax assets will be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The Company’s public offering in July 2004 of its common shares caused an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”). Accordingly, Section 382 imposes an annual limit on the Company’s ability to utilize it net operating loss carryforward. The Company has discovered that, upon the ownership change triggered by the 2004 public offering, an election required under Section 382 of the Code to include the value of its foreign subsidiaries for purposes of determining the annual net operating loss utilization limitation had not been filed. Absent this election, the annual net operating utilization limitation would be negligible. The Company has requested a private letter ruling from the Internal Revenue Service seeking relief which would allow for a retroactive election and believes it is more likely than not that such relief will be obtained. An inability to use a significant portion of the Company’s federal net operating loss carryforward could have a material adverse effect on its consolidated financial position and results of operations.
As of June 30, 2011, the Company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.
8.	Earnings Per Share:
Basic earnings per share (“EPS”) is computed using the weighted average number of common _____shares outstanding. Diluted EPS adjusts basic EPS for the effects of stock options and warrants only when such effect is dilutive. The Company uses the treasury stock method to calculate the effect of potential common shares, which require it to compute total assumed proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unrecognized share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total assumed proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS and are excluded from the calculation of diluted EPS. At June 30, 2011 and 2010, the Company had outstanding stock options (including performance-based stock options) to purchase 1.4 million and 2.3 million shares, respectively, of common stock ranging in price from $2.11 to $6.20 and $2.11 to $6.20 per share, respectively, that were not included in the computation of diluted EPS either because the exercise price was greater than the average market price of the common shares or the conditions of the performance-based stock options have yet to be satisfied or such effect would have been anti-dilutive. Further, 0.6 million of contingently issuable shares related to the SARs issued to the CEO, as further described in Note 2, have not been included in the computation of diluted EPS at June 30, 2011 and 2010.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The weighted average number of shares used in the basic and diluted earnings per share computations for the three and nine months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding as used in computation of basic EPS of common stock	43,571	45,045	43,571	45,102
Effect of dilutive securities — stock options	266	224	272	261

Shares used in computation of diluted EPS of common stock	43,837	45,269	43,843	45,363

9.	Comprehensive Income:
Components of comprehensive income include net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment, which is the only item of other comprehensive income impacting the Company. The translation of the financial statement of the Company’s U.K. operations is impacted by fluctuations in foreign currency exchange rates. The following table displays comprehensive income for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$2,416	1,717	$6,449	$7,213
Change in cumulative translation adjustment, net of income taxes	(164)	121	1,857	(6,902)

Comprehensive income, net of income taxes	2,252	1,838	8,306	311

Comprehensive income attributable to the noncontrolling interest	(214)	(140)	(544)	(140)

Comprehensive income attributable to the Company	$2,038	$1,698	$7,762	$171

10.	Commitments and Contingencies:
Employment Agreements
The Company has employment agreements with its two executive officers that provide for minimum aggregate annual base compensation of approximately $0.6 million (at the exchange rate at June 30, 2011) in fiscal 2011.
Leases
The Company has entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these leases provide for renewal options. Of the $5.0 million operating lease obligations at June 30, 2011, $0.3 million relates to properties that are owned by the noncontrolling interest holders.
In connection with the Company’s acquisition of HILG, the Company assumed various capital lease agreements mainly related to leased vehicles and furniture, fixtures and equipment, which had gross carrying values of $0.7 million and $0.1 million, respectively, at June 30, 2011 and $0.7 million and $0.1 million, respectively, at September 30, 2010 and are included within property and equipment in the company’s condensed consolidated balance sheet. Accumulated amortization related to these capital leases totaled $0.3 million and $0.1 million at June 30, 2011 and September 30, 2010, respectively. Depreciation of assets under capital leases is included in depreciation expense. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.5 million at June 30, 2011.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Debt
In connection with the Company’s acquisition of HILG, the Company assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.6 million (at the exchange rate at June 30, 2011) that are available for use through July and September of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. At June 30, 2011 and September 30, 2010, the Company had outstanding borrowings of $0.4 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.
Other Obligations
Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software.
The following table summarizes the Company’s future minimum rental commitments required under both operating and capital lease agreements, debt and other obligations as of June 30, 2011 (in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$1,038	$96	$364	$202	$1,700
2012	2,211	278	40	1,035	3,564
2013	1,129	139	—	208	1,476
2014	461	7	—	—	468
2015	156	—	—	—	156
Thereafter	17	—	—	—	17

Total	$5,012	$520	$404	$1,445	$7,381

Less: Amounts representing interest		(70)

Net present value of capital lease obligations		450
Less current portion		335

Long-term capital lease obligations		$115

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
Liabilities for loss contingencies, arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Based on management’s best estimate of probable liability, the Company has accrued $25 thousand and $0.1 million for such costs at June 30, 2011 and at September 30, 2010, respectively.
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
Health Care Entities — Presentation and Disclosure of Patient Service Revenue,Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. In July 2011, the Financial Accounting Standards Board (the “FASB”) issued this update to provide financial statement users with greater transparency about a health care entity’s net patient service revenue. The amendments require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The amendments in this guidance will be effective for the Company’s interim and annual reporting periods beginning October 1, 2012 and are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Presentation of Comprehensive Income. In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for the Company’s interim and annual reporting periods beginning October 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued this update which provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. The amendments in this guidance result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). This update does not extend the use of fair value or require additional fair value measurements. The amendments in this guidance will be effective for the Company’s interim and annual reporting periods beginning October 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
The fair value of the Company’s long-term debt and capital lease obligations was approximately $0.2 million and $0.4 million at June 30, 2011 and September 30, 2010, respectively. The fair values were estimated using a discounted cash flow analysis.
14.	Subsequent Events:
On July 28, 2010 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saga Group Limited (“Saga”) and AHL Acquisition Corp., a wholly-owned subsidiary of Saga (“Acquisition Sub”). Upon the consummation of the merger contemplated by the Merger Agreement, each outstanding share of Company common stock, other than shares owned by Saga, Acquisition Sub or any other wholly-owned subsidiary of Saga and shares held in the treasury of the Company, will be converted into the right to receive $3.90 in cash, without interest. Each outstanding option and stock appreciation right (“SAR”) that has vested prior to the merger, including those options and SARs that vest as a result of the merger, will be converted into the right to receive $3.90 less the per share exercise price of the option or SAR, multiplied by the number of shares of common stock subject to such option or SAR. If the exercise price of any option or SAR is equal to or greater than $3.90, the option or SAR will be cancelled without payment. The completion of the merger is subject to various conditions, including, among others, obtaining the approval of the Company’s shareholders, which, under New York law, will require the vote of at least two-thirds of the Company’s outstanding shares of common stock. The parties expect to notify the merger to the Competition Authority in Ireland, where the Company and affiliates of Saga have operations, as soon as possible. Consummation of the merger is not subject to a financing condition. The Merger Agreement provides that it may be terminated by either party if the merger contemplated thereby has not occurred on or prior to December 31, 2011; provided, however, that if the only reason for the failure to consummate the merger on or before such date is the failure to have obtained the necessary antitrust clearance in Ireland, the termination date shall be extended to February 29, 2012. Under the Merger Agreement, the Company may be required to pay Saga a termination fee of $5.2 million under certain circumstances, including if the Board of Directors of the Company, following the receipt of a superior proposal, changes its recommendation to the shareholders to vote in favor of the merger.
In connection with the execution of the Merger Agreement, the Company entered into a retention bonus agreement with its Chief Executive Officer and Allied Healthcare Group Limited, a subsidiary of the Company, entered into a retention bonus agreement with the Chief Financial Officer of the Company.
Copies of the Merger Agreement and the retention bonus agreements were filed as exhibits to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on August 1, 2011.
On August 3, 2011, a putative class action complaint was filed by a shareholder of the Company against the Company, the members of the Company’s Board of Directors, Saga and Acquisition Sub in the Supreme Court of the State of New York for the County of New York challenging the proposed merger, captioned Zimmerman v. Allied Healthcare International Inc., No. 652158/2011 (N.Y. Sup. Ct. filed August 3, 2011). The complaint alleges that the Company’s directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaint further alleges that the Company and/or Saga aided and abetted the members of the board in their alleged breaches of fiduciary duties. The complaint seeks various forms of relief, including injunctive relief to prevent consummation of the merger.
The Company intends to defend this lawsuit vigorously.

ALLIED HEALTHCARE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
In July 2011, the Company’s U.K. subsidiary, Allied Healthcare Group Limited, reached an agreement to assume responsibility for the homecare business of Sue Ryder. Sue Ryder is a national charity organization, which has been providing health and social care services in local communities since the early 1990’s. Its homecare business consists of 8 branches in England with the sites in Doncaster, Bournemouth, Wolverhampton, Wigan, Trafford, Lincoln, Macclesfield and Newark, providing 8,000 hours of care each week. Last year Sue Ryder revenues from homecare activities were in excess of £5 million ($8 million).
In connection with the transaction, the Company has agreed to pay a deferred consideration of up to a maximum of £130 thousand ($210 thousand, at the transaction date exchange rate) linked to the hours transferred after a three-month period.

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
We are a leading homecare provider of health and social care (often referred to as domiciliary care) in the United Kingdom and Ireland, as measured by revenues, market share and number of staff. We operate a community-based network of approximately 120 branches with the capacity to provide carers (known as home health aides in the U.S.), nurses, and specialized medical personnel to locations covering approximately 90% of the U.K. population. We provide personal or basic care and nursing services in the customers’ own homes, public or private hospitals and nursing and care homes. Homecare, which accounts for approximately 90% of our revenues, is provided for individuals (normally elderly individuals) who require domiciliary care, individuals with learning disabilities and individuals of all ages who require health-related services for complex care needs. The main purchaser of our services for customers’ own homes is local governmental social services departments, private individuals, the Health and Social Care Board and National Health Services (the “NHS”) Primary Care Trusts. We also supply nursing staff services to nursing homes and hospitals that account for our remaining revenues.
In May 2011 we acquired the entire share capital of BiJu Limited (“BiJu”) for an initial consideration of £1.3 million ($2.1 million, at the acquisition date exchange rate) and £0.3 million ($0.5 million, at the acquisition date exchange rate) additional contingent consideration. The contingent consideration requires the company to pay the former owners of BiJu a multiple of 4.2 of the gross profit generated by BiJu during the twelve months following acquisition in excess £0.7 million ($1.1 million, at the acquisition date exchange rate), up to a maximum of £0.3 million ($0.5 million, at the acquisition date exchange rate). The potential undiscounted amount of all future payments that the company could be required to make under the contingent consideration arrangement is between $0.0 million and $0.5 million. The fair value of the acquisition-related contingent consideration arrangement of $0.5 million was estimated on the probability of the achievement of the target level of gross profit generated in the business during the next twelve-month period. Based on the company’s estimation, an initial liability of $0.5 million (at the exchange rate at June 30, 2011) was recorded. The initial consideration may be adjusted based on the final value of the net assets. The purchase price was funded through the Company’s cash on hand.
BiJu is a supplier of diverse homecare services, including rehabilitation, physical disabilities, sensory impairment and extra care sheltered housing projects, to clients throughout Lancashire. This acquisition expands our geographical footprint in the North West of England and provides us with additional growth opportunities across Lancashire.

In March 2011, we acquired the entire share capital of Health and Lifecare Options Limited, which trades under the ScotHomecare name, for an initial consideration of £0.7 million ($1.2 million, at the acquisition date exchange rate) and £0.2 million ($0.4 million, at the acquisition date exchange rate) additional consideration which was deferred pending the finalization of the completion accounts. Such consideration may be adjusted based on the final value of the net assets. In addition, we repaid £1.5 million ($2.4 million, at the acquisition date exchange rate) of liabilities assumed on acquisition. The purchase price and liabilities repaid were funded through the company’s cash on hand.
ScotHomecare is a flexible domiciliary homecare business with nine branches in Scotland and one branch in Leicester, England. ScotHomecare’s services include adult health care, child nursing care, palliative care nursing and elderly care services.
In May 2010, we acquired a shareholding in a group of business commonly known as Homecare Independent Living Group (“HILG”), which has operations in Ireland. We acquired a 50.1% shareholding in L&B (No. 182) Limited, the holding company of the five entities that make up the HILG business, for a consideration of £3.9 million ($5.8 million, at the acquisition date exchange rate). This was funded through the company’s cash on hand. In addition, we also entered into call option agreements giving us the right to buy the remaining shares between March 2013 and March 2020. The sellers have also entered into put option agreements giving them the right to require us to buy the remaining shares between March 2011 and March 2020. The minimum amount payable by us for 100% of the HILG business will be £7.7 million ($12.2 million at the exchange rate at June 30, 2011). The maximum amount payable by us for 100% of the HILG business will be £11.2 million ($18.0 million at the exchange rate at June 30, 2011) and is subject to HILG achieving certain annual earnings before interest, taxes, depreciation and amortization targets.
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

Effective January 1, 2010, the standard rate of U.K. value-added tax (“VAT”) reverted to 17.5% (from the previous rate of 15%) and has further increased to 20% effective January 4, 2011, which has and will continue to increase the amount of any irrecoverable VAT cost. For the three and nine months ended June 30, 2011 we incurred irrecoverable VAT of $0.6 million and $1.9 million, respectively, in selling, general and administrative expenses. Based on a similar level of future purchases, management estimates that the increase in VAT would increase expense by $0.1 million per quarter.
Effective for our fiscal year beginning October 1, 2010, legislative changes have gone into effect that have disallowed the U.K. tax deduction on intra-group interest expense. This legislative change has resulted in an increase to our tax provision amount and an increase of approximately 8% to our effective tax rate for the fiscal 2011 results.
A further legislative change that went into effect in April 2011 is the U.K. government’s introduction of a 1% increase to the national insurance employer contribution amounts and increase in threshold contribution levels. This has had a minimal impact on our profit margins as we believe the increase in national insurance has been somewhat offset by the increase in the threshold contribution levels.
In March 2011, the U.K. Finance Bill 2011-12 was published. As published the U.K. Finance Bill 2011, announced that the rate of corporation tax will be reducing to 26% from April 2011 and will be reducing to 23% by April 2014. The bill was substantively enacted into law on March 29, 2011. The impact of this change on our consolidated financial statements and results of operations will depend on the level of future taxable income.
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
In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the exchange rate at June 30, 2011) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities, who are the main providers of social care, and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending. While these changes have currently negatively impacted our business and we expect this to continue for the foreseeable future, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare). The high quality of our services and our strong market reputation will, we also believe, continue to drive demand for our homecare services.

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
As part of all these reforms, in January 2011, the Health and Social Care Bill 2011 (the “HSCB”) was introduced into Parliament. The HSCB is a crucial part of the U.K. government’s vision to modernize the NHS so that it is built around patients, led by health professionals and focused on delivering world-class healthcare outcomes. The HSCB proposes the following key areas:
•	establishes an independent NHS Board to allocate resources and provide commissioning guidance;

•	increases general practitioners powers to commission services on behalf of their patients;

•	strengthens the roll of the Care Quality Commission;

•	develops Monitor, the body that currently regulates NHS foundation trusts, into an economic regulator to oversee aspects of access and competition in the NHS; and

•	cuts the number of health bodies to help meet the U.K. governments’ commitment to cut NHS administration costs by a third, including abolishing Primary Care Trusts and SHA.

In the months following the introduction of the HSCB, criticism of it mounted to such an extent that the U.K. government was forced to call a temporary halt to the progression of its legislation and to allow an independent review to be performed. As such, the U.K. government set up the NHS Future Forum, an independent group of 45 members, to review the HSCB. In June 2011, the NHS Future Forum reported its findings and recommendations to the U.K. government. Based on such findings, the U.K. government announced key changes to its plan for reforming the NHS. Certain of these changes include the following:
•	Reaffirming that ministers are accountable overall.

•	Wider involvement to include other health professionals, such as nurses and hospital doctors, in clinical commissioning with GP Consortia being called “clinical commissioning groups.”

•	Stronger accountability.

•	Safeguards on competition in order to promote choice and integration.

•	Support for integrated care.

•	A more phased transition.
While we believe there is large support for more care at home, away from more expensive residential care, these changes and the method of procurement and the extent of some of the current initiatives like personalization and independent budgets and their effects on our business will only become clearer over the next few years. In addition, we believe that there is potential for further outsourcing of homecare by local governments and NHS Primary Care Trusts, as both governmental and NHS bodies are under pressure to achieve significant cost savings and efficiencies. Consequently, the benefits arising from the potential for outsourcing may be reduced by tighter local governmental and NHS Primary Care Trust budgets or by policy changes or legislation. As all these proposed changes are continually evolving and could change at any time depending on their political support, we continue to monitor developments closely.
Finally, in 2010, the U.K. government set up the Commission on Funding of Care and Support, commonly referred to as the Dilnot Review (the “Dilnot Review”), an independent body responsible for the review of the funding system for care and support in England. The Dilnot Review’s job was to look at how adult social care is paid for now and recommend a fair and sustainable future funding system for adult social care in England. In July 2011, the Dilnot Review presented its findings to the U.K. government, which is now considering the recommendations. A summary of the main recommendations are as follow:
•	Capping the lifetime individual contribution between £25,000 and £50,000, with £35,000 an appropriate and fair figure.

•	The means-tested support threshold should increase from £23,250 to £100,000.

•	Individuals who enter adulthood with a care and support need should be eligible for free state support immediately rather than being subjected to a means test.

•	Eligibility criteria for services should be standardized on a national basis and there should be portability of assessments among local authorities.
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
Goodwill and Other Intangible Assets
We have significant amounts of goodwill and other intangible assets. The determination of whether or not goodwill has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have recorded goodwill and separately identifiable intangible assets resulting from our acquisitions through June 30, 2011. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year. A more frequent evaluation will be performed if indicators of impairment are present. In each quarter of fiscal 2011, we determined that there were no such indicators. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2010 and determined that there was no impairment to our goodwill balance. The calculation of fair value used for an impairment test includes a number of estimates and assumptions, including future income and cash flow projections, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.
Income Taxes
We account for income taxes using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not. Deferred taxes are recorded primarily for foreign, federal and state net operating loss carryforwards, depreciation and amortization of intangibles, which are reported in different periods for income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The determination of whether or not valuation allowances are required to be recorded involves significant estimates regarding the future profitability of our company, as well as potential tax strategies for the utilization of net operating loss carryforwards. As of June 30, 2011, we had recorded a full valuation allowance against the deferred tax asset created by the U.S. federal net operating loss carryforward as we do not believe it is more likely than not that such losses would be utilized prior to their expiration. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2011, our company has not recorded any unrecognized tax benefits, which remains unchanged from September 30, 2010.
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

Results of Operations
Overview
We are one of the leading suppliers of homecare services in the U.K. Recent trends in homecare services that have contributed to the growth of this business over the past few years include the increasing shift from care in residential homes to care in the home, which in most cases is a lower cost option, an increase in the aging population and additional opportunities as a result of the increase in demand for higher sophisticated homecare service lines, such as continuing care and care for individuals with learning disabilities. Over the last year we have seen a switch away from the traditional larger block/spot contract tenders to smaller framework preferred supplier contracts, often in specialist services.
In order to reduce the U.K. government’s fiscal deficit HM Treasury announced in October 2010, following its Comprehensive Spending Review, its plans to achieve a significant reduction in public spending. While the U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. However, the Comprehensive Spending Review will also allocate £2 billion (approximately $3.2 billion at the exchange rate at June 30, 2011) a year of additional funding by 2014-2015 to support social care. The Comprehensive Spending Review also announced significant cuts in funding to local authorities and other public bodies, which are a key source of revenue to us. Local authorities are in the process of evaluating how to apply such budget restrictions across their different areas of spending over the next few years. As a result of the current and expected future social care spending cuts we have already not seen typical increases in either service prices or the number of service hours in the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010.
While these changes have currently negatively impacted our business and we expect this to continue for the foreseeable future, we believe that new opportunities will arise from the Comprehensive Spending Review (for example, potential reallocation of money from residential to homecare). The high quality of our services and our strong market reputation will continue to drive demand for our homecare services.
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
The NHS requires any healthcare staffing company that provides temporary staff to NHS Hospitals in a region to enter into a Framework Agreement setting forth, among other things, applicable quality standards and maximum payment rates. The U.K. government has stated that it will increase spending in the NHS over the next four years to support healthcare. However, we note the increase will be partially offset as the NHS has increased obligations and cost of treatments going forward due to the growing population and demand for better healthcare. As such, in the three and nine months ended June 30, 2011, we have noticed a tightening in NHS spending on hospitals and temporary staff.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, selling, general and administrative (“SG&A”) costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Three Months Ended June 30,			Three Months Ended June 30,
			%					%
	2011	2010	Change	2011	%	2010	%	Change
(Amounts in thousands)	Revenue			Gross Profit

Homecare	$62,188	$57,346	8.4%	$19,133	30.8%	$17,423	30.4%	9.8%
Nursing Homes	2,552	4,051	-37.0%	819	32.1%	1,309	32.3%	-37.4%
Hospitals	3,797	4,351	-12.7%	1,004	26.4%	1,036	23.8%	-3.1%

Total, at constant exchange rates	68,537	65,748	4.2%	20,956	30.6%	19,768	30.1%	6.1%
Effect of foreign exchange	6,175	—	9.4%	1,907		—		9.6%

Total, as reported	$74,712	$65,748	13.6%	$22,863		$19,768		15.7%

	SG&A
SG&A, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$17,005	$15,849	7.3%
SG&A — US Corporate Overhead Costs	701	1,000	-29.9%
SG&A — Amortization, at constant exchange rates	164	327	-49.8%

SG&A, at constant exchange rates	17,870	17,176	4.0%
Effect of foreign exchange	1,562	—	9.1%

Total SG&A, as reported	$19,432	$17,176	13.1%

	Operating Income
Operating income, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$3,951	$3,919	0.8%
Operating income — US Corporate Overhead Costs	(701)	(1,000)	29.9%
Operating income — amortization, at constant exchange rates	(164)	(327)	49.8%

Operating income, at constant exchange rates	3,086	2,592	19.1%
Effect of foreign exchange	345	—	13.3%

Operating income, as reported	$3,431	$2,592	32.4%

Net Income Attributable to Allied
		Basic and		Basic and
		Diluted		Diluted
		EPS		EPS
Net income attributable to Allied	$2,195	$0.05	$1,660	$0.04

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
Revenues
Total revenues for the three months ended June 30, 2011, before the favorable impact of foreign exchange rates, increased by $2.8 million, or 4.2%, to $68.5 million, compared with $65.7 million for the three months ended June 30, 2010. Contributing to the increase in revenues was homecare revenues which grew by 8.4% to $62.2 million. Acquisitions contributed 9.5%, or $5.4 million, to the homecare revenues growth. Nursing homes revenues declined by 37.0% to $2.5 million. Hospitals revenues decreased by 12.7% to $3.8 million. After the favorable impact of currency exchange of $6.2 million, revenues increased to $74.7 million.

Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 6.1% to $20.9 million for the three months ended June 30, 2011 from $19.8 million for the three months ended June 30, 2010. Homecare gross profit grew 9.8% to $19.1 million. Acquisitions contributed $1.7 million, or 9.8%, to the growth in homecare gross profit. Nursing homes gross profit declined 37.4% to $0.8 million and hospitals gross profit declined 3.1% to $1.0 million. Changes in foreign exchange increased gross profit by $1.9 million. As a result of the foregoing, gross profit increased to $22.8 million for the three months ended June 30, 2011 compared to $19.8 million for the three months ended June 30, 2010, an increase of 15.7%. As a percentage of total revenue, gross profit for the three months ended June 30, 2011 was 30.6%, as compared to 30.1% for the comparable prior period. The improvement from 30.1% to 30.6% is due to the sales mix change within our hospital staffing business and also a reduction in some of our lower homecare margin service lines arising from the Comprehensive Spending Review. We continue to focus on efforts to maintain our normal 30% range of expectation gross margin percentage despite on-going pricing pressures.
Selling, General and Administrative Expenses
Total SG&A expenses for the three months ended June 30, 2011, before the unfavorable impact of foreign exchange, increased by $0.7 million, or 4.0% to $17.9 million (26.1% of revenues) compared to $17.2 million (26.1% of revenues) for the three months ended June 30, 2010. SG&A, excluding US corporate overhead costs and amortization costs, increased by 7.3% of which acquisitions contributed 7.1%, or $1.1 million. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the three months ended June 30, 2011 our training costs were reduced by training support grants in respect of training provided to carers of $0.4 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.2 million. For the three months ended June 30, 2010, we had a reduction in training costs from receipts of training support grants of $0.5 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.2 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we seek to maintain tight controls over other areas of SG&A costs. Changes in foreign exchange increased the reported SG&A result by $1.5 million to $19.4 million compared to $17.2 million for the three months ended June 30, 2010.
Interest Income
Total interest income for the three months ended June 30, 2011 and 2010 was $0.1 million for each of the periods.
Foreign exchange loss
Total foreign exchange loss for the three months ended June 30, 2011 was $24 thousand compared to $46 thousand for the three months ended June 30, 2010. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.

Provision for Income Taxes
We recorded a provision for income taxes amounting to $1.1 million or 30.4% of income before income taxes for the three months ended June 30, 2011, compared to a provision of $0.9 million or 34.5% of income before income taxes for the three months ended June 30, 2010. The difference in the effective tax rate between the three months ended June 30, 2011 and the three months ended June 30, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010, the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs that are not deductible for income tax purposes.
Net Income
As a result of the foregoing, we recorded net income of $2.4 million for the three months ended June 30, 2011 compared to net income of $1.7 million for the three months ended June 30, 2010.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.2 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010.
Net Income Attributable to Allied Healthcare International Inc.
As a result of the foregoing, we recorded net income attributable to Allied Healthcare International Inc. of $2.2 million for the three months ended June 30, 2011 compared to net income attributable to Allied Healthcare International Inc. of $1.6 million for the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 vs. Nine Months Ended June 30, 2010
To provide an increased understanding of our company’s business we are providing a breakdown of our revenues, gross profits, SG&A costs and operating income at constant exchange rates using the comparable prior period weighted average exchange rate.

	Nine Months Ended June 30,			Nine Months Ended June 30,
			%					%
	2011	2010	Change	2011	%	2010	%	Change
(Amounts in thousands)	Revenue			Gross Profit

Homecare	$185,656	$171,986	7.9%	$57,885	31.2%	$52,765	30.7%	9.7%
Nursing Homes	9,689	13,836	-30.0%	3,092	31.9%	4,447	32.1%	-30.5%
Hospitals	12,147	14,840	-18.1%	3,061	25.2%	3,381	22.8%	-9.5%

Total, at constant exchange rates	207,492	200,662	3.4%	64,038	30.9%	60,593	30.2%	5.7%
Effect of foreign exchange	5,643	—	2.8%	1,743		—		2.9%

Total, as reported	$213,135	$200,662	6.2%	$65,781		$60,593		8.6%

	SG&A
SG&A, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$51,708	$47,227	9.5%
SG&A — US Corporate Overhead Costs	2,475	2,423	2.1%
SG&A — Amortization, at constant exchange rates	757	952	-20.5%

SG&A, at constant exchange rates	54,940	50,602	8.6%
Effect of foreign exchange	1,428	—	2.8%

Total SG&A, as reported	$56,368	$50,602	11.4%

	Operating Income
Operating income, at constant exchange rates & excluding US Corporate Overhead Costs & Amortization	$12,330	$13,366	-7.8%
Operating income — US Corporate Overhead Costs	(2,475)	(2,423)	-2.1%
Operating income — amortization, at constant exchange rates	(757)	(952)	20.5%

Operating income, at constant exchange rates	9,098	9,991	-8.9%
Effect of foreign exchange	315	—	3.1%

Operating income, as reported	$9,413	$9,991	-5.8%

Net Income Attributable to Allied
		Basic		Basic
		and		and
		Diluted		Diluted
		EPS		EPS
Net income attributable to Allied	$5,962	$0.14	$7,156	$0.16

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

Revenues
Total revenues for the nine months ended June 30, 2011, before the favorable impact of foreign exchange rates, increased by $6.8 million, or 3.4%, to $207.5 million, compared with $200.7 million for the nine months ended June 30, 2010. Contributing to the increase in revenues was homecare revenues which grew by 7.9% to $185.7 million. Acquisitions contributed 9.1%, or $15.7 million, to the homecare revenues growth. Nursing homes revenues declined by 30.0% to $9.7 million. Hospitals revenues decreased by 18.1% to $12.1 million. After the favorable impact of currency exchange of $5.6 million, revenues increased to $213.1 million.
Gross Profit
Gross profit, before the favorable impact of foreign exchange, increased 5.7% to $64.1 million for the nine months ended June 30, 2011 from $60.6 million for the nine months ended June 30, 2010. Homecare gross profit grew 9.7% to $57.9 million. Acquisitions contributed $4.9 million, or 9.3%, to the growth in homecare gross profit. Nursing homes gross profit declined 30.5% to $3.1 million and hospitals gross profit declined 9.5% to $3.1 million. Changes in foreign exchange increased gross profit for the nine months ended June 30, 2011 by $1.7 million. As a result of the foregoing, gross profit increased to $65.8 million for the nine months ended June 30, 2011 compared to $60.6 million for the nine months ended June 30, 2010, an increase of 8.6%. As a percentage of total revenue, gross profit for the nine months ended June 30, 2011 was 30.9%, as compared to 30.2% for the comparable prior period. The improvement from 30.2% to 30.9% is due to the sales mix change within our hospital staffing business and also a reduction in some of our lower homecare margin service lines arising from the Comprehensive Spending Review. We continue to focus on efforts to maintain our normal 30% range of expectation gross margin percentage despite on-going pricing pressures.
Selling, General and Administrative Expenses
Total SG&A expenses for the nine months ended June 30, 2011, before the unfavorable impact of foreign exchange, increased by $4.3 million, or 8.6% to $54.9 million (26.5% of revenues) compared to $50.6 million (25.2% of revenues) for the nine months ended June 30, 2010. SG&A, excluding US corporate overhead costs and amortization costs, increased by 9.5% of which acquisitions contributed 7.1%, or $3.3 million. The remaining increase is mainly a result of us incurring additional costs, in the current fiscal year, in certain areas of our business mainly related to the opening of new branches, investment in specialized service lines which include continuing care and learning disabilities, and costs associated with process improvements including the roll out of our new IT system, all to ensure that we support future growth in revenues. For the nine months ended June 30, 2011 our training costs were reduced by training support grants in respect of training provided to carers of $1.3 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.6 million. For the nine months ended June 30, 2010, we had a reduction in training costs from receipts of training support grants of $1.2 million, which was partially offset by grant-related monitoring and compliance costs incurred of $0.6 million. However, lower U.K. government spending arising from the Comprehensive Spending Review may result in lower training support grants being awarded, which may increase our training costs. At the same time, we maintain tight controls over other areas of SG&A costs. Changes in foreign exchange increased the reported SG&A result by $1.4 million to $56.3 million compared to $50.6 million for the nine months ended June 30, 2010.

Interest Income
Total interest income for the nine months ended June 30, 2011 was $0.3 million compared to $0.3 million for the nine months ended June 30, 2010.
Foreign exchange loss
Total foreign exchange loss for the nine months ended June 30, 2011 was $42 thousand compared to $0.3 million for the nine months ended June 30, 2010. Foreign exchange is impacted by gains or losses resulting from foreign currency exchange fluctuations on our intercompany obligations for which settlement is intended.
Provision for Income Taxes
We recorded a provision for income taxes amounting to $3.1 million or 32.6% of income before income taxes for the nine months ended June 30, 2011, compared to a provision of $2.8 million or 27.8% of income before income taxes for the nine months ended June 30, 2010. The difference in the effective tax rate between the nine months ended June 30, 2011 and the nine months ended June 30, 2010 is mainly due to the U.K. tax deduction on intra-group interest expense no longer being an allowable deduction effective October 1, 2010, the utilization of loss carry forwards in the U.S. for which no benefit had been previously recorded and permanent differences, mainly related to acquisition costs that are not deductible for income tax purposes.
Net Income
As a result of the foregoing, we recorded net income of $6.4 million for the nine months ended June 30, 2011 compared to net income of $7.2 million for the nine months ended June 30, 2010.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $0.5 million for the nine months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010.
Net Income Attributable to Allied Healthcare International Inc.
As a result of the foregoing, we recorded net income attributable to Allied Healthcare International Inc. of $5.9 million for the nine months ended June 30, 2011 compared to net income attributable to Allied Healthcare International Inc. of $7.1 million for the nine months ended June 30, 2010.
Liquidity and Capital Resources
General
For the nine months ended June 30, 2011, we generated $8.9 million of cash from operating activities. Cash requirements for the nine months ended June 30, 2011 for accounts payable and other liabilities ($1.9 million), capital expenditures ($3.2 million), payments for acquisitions ($2.7 million) and repayments of debt and capital lease obligations ($2.7 million) were met through cash on hand. Our cash flow is susceptible to the timing of our payroll payments.

At June 30, 2011 our cash balance was $40.1 million, an increase of $1.1 million from $39.0 million at September 30, 2010.
We believe existing capital resources and those to be generated from operating activities will be adequate to conduct our operations for the next twelve months.
Accounts Receivable
We maintain a cash management program that focuses on the reimbursement function, as growth in accounts receivable has been the main operating use of cash historically. At June 30, 2011 and September 30, 2010, $22.4 million (11.2%) and $20.1 million (10.6%), respectively, of our total assets consisted of accounts receivable.
Our goal is to maintain accounts receivable levels equal to or less than 45 days (including unbilled accounts receivable), which would tend to mitigate the risk of negative cash flows from operations by reducing the required investment in accounts receivable and thereby increasing cash flows from operations. We maintain credit controls to ensure cash collection on a timely basis. Days sales outstanding (“DSOs”), excluding unbilled accounts receivable, is a measure of the average number of days taken by our company to collect its accounts receivable, calculated from the date services are invoiced. The timing of our invoicing and cash collections as well as the pattern of our weekly invoicing cycles causes fluctuations in our monthly DSOs. At June 30, 2011 and September 30, 2010, our average DSOs, excluding unbilled accounts receivable, were 27 and 26, respectively. At June 30, 2011 and September 30, 2010, our average DSOs, including unbilled accounts receivable were 42 and 43, respectively.
At June 30, 2011 gross receivables, excluding unapplied cash and surcharges, were $24.9 million, of which $21.1 million or 84.8% were represented by amounts due from governmental bodies, either the local governmental social service departments or health and social care departments (“SHSD”) or the NHS. At September 30, 2010 gross receivables, excluding unapplied cash and surcharges, were $22.2 million, of which $17.6 million or 79.5% were represented by amounts due from governmental bodies. The remaining accounts receivable balance is due from commercial payors (nursing homes and private hospitals) and private payors.
The following table summarizes the accounts receivable aging by payor mix at June 30, 2011 and September 30, 2010 (dollars in thousands):

	0-30	31-60	61-90	91-120	121 Days	AR At
At June 30, 2011	Days	Days	Days	Days	And Over	6/30/2011
SHSD	$11,854	$1,733	$751	$386	$678	$15,402
NHS	4,624	593	238	183	62	5,700
Commercial Payors	948	132	55	32	31	1,198
Private Payors	2,125	178	94	66	110	2,573

Gross AR at 6/30/11	$19,551	$2,636	$1,138	$667	$881	$24,873

Less: Unapplied Cash						(1,457)
Less: Surcharges(A)						(159)
Less: Allowance For Doubtful Accounts						(870)

Accounts Receivable, net						$22,387

	0-30	31-60	61-90	91-120	121 Days	AR At
At September 30, 2010	Days	Days	Days	Days	And Over	9/30/2010
SHSD	$9,540	$1,425	$318	$162	$325	$11,770
NHS	4,952	602	140	60	121	5,875
Commercial Payors	1,674	376	63	24	54	2,191
Private Payors	1,860	142	91	68	186	2,347

Gross AR at 9/30/10	$18,026	$2,545	$612	$314	$686	$22,183

Less: Unapplied Cash						(1,120)
Less: Surcharges(A)						(239)
Less: Allowance For Doubtful Accounts						(732)

Accounts Receivable, net						$20,092

(A)	Surcharges represent interest charges to customers on overdue accounts. The surcharges are recognized in income only upon receipt of payment.
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
Debt and Capital Leases
See “Leases” and “Debt” below under “Commitments.”

Commitments
Employment Agreements
We have employment agreements with our two executive officers that provide for minimum aggregate annual base compensation of approximately $0.6 million (at the exchange rate at June 30, 2011), in fiscal 2011.
In January 2008, we entered into an employment agreement with Sandy Young, our chief executive officer. The employment agreement is terminable by either Mr. Young or the company by giving not less than twelve months’ prior written notice to the other party or automatically on Mr. Young’s 65th birthday. We may terminate Mr. Young’s employment immediately by paying salary in lieu of notice for the twelve-month notice period. The salary of Mr. Young is currently £222,832 (approximately $356,977 at the exchange rate at June 30, 2011). In addition, pursuant to his employment agreement:
•	we awarded Mr. Young 0.2 million stock options in February 2008;

•
we granted Mr. Young 0.6 million stock appreciation rights in April 2009, the terms of which are described in Note 2 of the Notes to Condensed Consolidated Financial Statements for our period ended June 30, 2011 under “Stock Appreciation Rights”;

•	we provide Mr. Young with a car allowance; and

•
we agreed to make a payment equal to 15% of Mr. Young’s annual salary towards his U.K.-based private pension fund. In February 2011, we agreed with Mr. Young that we would make this payment directly to him rather than to his U.K.-based pension fund and, in connection therewith, we agreed to reimburse him for the amount of the tax due on such increased payment. For 2011, the amount of such reimbursement is expected to be approximately £4,600 (approximately $7,369 at the exchange rate at June 30, 2011).

In May 2008 we entered into an employment agreement with Paul Weston, our chief financial officer. Our employment agreement with Mr. Weston provides that either party may terminate the agreement upon six month’s written notice. Under certain circumstances, we may terminate Mr. Weston’s employment immediately by paying salary in lieu of notice for the six-month notice period. In addition, under our employment agreement with Mr. Weston, we are required to pay him 12 months’ salary in the event he is terminated due to an acquisition. Our employment agreement with Mr. Weston further provides that Mr. Weston will not compete against us for a period of six months following the termination of his employment with us. Pursuant to his employment agreement, Mr. Weston currently receives a salary of £164,472 (approximately $263,484 at the exchange rate at June 30, 2011). In addition, pursuant to his employment agreement with us, Mr. Weston receives a car allowance and we have agreed to make a payment equal to 15% of his annual salary towards his U.K.-based private pension fund.
Leases
We have entered into various operating lease agreements for office space and equipment, as well as housing accommodations used by HILG in providing social care. Certain of these operating leases provide for renewal options. Of the $5.0 million operating lease obligations at June 30, 2011, $0.3 million relates to properties that are owned by the noncontrolling interest holders. In connection with our acquisition of HILG, we assumed various capital lease agreements mainly related to leased vehicles. The present value of the net minimum capital lease payments estimated using a discounted cash flow analysis was $0.5 million at June 30, 2011.

Debt
In connection with our acquisition of HILG, we assumed debt related to two invoice discounting facilities and a bank loan for the funding of capital expenditures. The invoice discounting facilities provide for available funds of up to $1.6 million (at the exchange rate at June 30, 2011) that are available for use through July and September of 2011. The loans bear interest at rates equal to LIBOR plus 2.0% with a minimum of 4.0% per annum. As of June 30, 2011 and September 30, 2010, we had outstanding borrowings of $0.4 million and $0.3 million, respectively, under the invoice discounting facilities and a bank loan that bore interest at rates ranging from 4.0% to 4.7%.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of June 30, 2011 (dollars in thousands):

	Total	Total
	Operating	Capital	Total	Total Other	Total
Fiscal	Leases	Leases	Debt	Obligations	Obligations
2011	$1,038	$96	$364	$202	$1,700
2012	2,211	278	40	1,035	3,564
2013	1,129	139	—	208	1,476
2014	461	7	—	—	468
2015	156	—	—	—	156
Thereafter	17	—	—	—	17

Total	$5,012	$520	$404	$1,445	$7,381

Less: Amounts representing interest		(70)

Net present value of capital lease obligations		450
Less current portion		335

Long-term capital lease obligations		$115

Both operating and capital lease obligations reflect future minimum rental commitments required under such lease agreements as of June 30, 2011. Other obligations represent our contractual commitment for a new branch operating system and purchase commitment for new office equipment and software. We anticipate incurring total expenditures for our new branch operating system, both contractual and non-contractual, including software, hardware, hosting services and training costs, of approximately $7.2 million (at the exchange rate at June 30, 2011), of which $6.2 million has been incurred in fiscal years 2009 and 2010 and in the nine months ended June 30, 2011 and $1.0 million is expected to be incurred in the three months ended September 30, 2011 through fiscal 2012. We anticipate that funding will come from our existing cash and cash provided by operating activities.
Contingencies
See Note 10 of the Notes to Condensed Consolidated Financial Statements for our period ended June 30, 2011 for a discussion of contingencies.
Impact of Recent Accounting Standards
See Note 12 of the Notes to Condensed Consolidated Financial Statements for our period ended June 30, 2011.

Miscellaneous
Treasury Shares
In January 2001, we initiated a stock repurchase program, whereby we were authorized to purchase up to approximately $1.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2003, we initiated a second stock repurchase program, pursuant to which we were authorized to purchase up to an additional $3.0 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In May 2010, these two stock purchase programs were terminated and we initiated a new stock repurchase program, whereby we may purchase up to approximately $10 million of our outstanding shares of common stock in open-market transactions or in privately-negotiated transactions. In fiscal 2010 we purchased 1.6 million shares for an aggregate purchase price of $3.8 million under our May 2010 stock repurchase program. As of June 30, 2011, we had acquired an aggregate of 2.0 million shares of our common stock for an aggregate purchase price of $5.1 million pursuant to our stock repurchase programs (including stock repurchase programs which have been terminated), which are reflected as treasury stock in our consolidated balance sheet at June 30, 2011. In addition, as of June 30, 2011, we had acquired 0.2 million shares of our common stock for an aggregate value of $1.0 million from certain of our former executive officers. Such shares were acquired in fiscal 2004 and delivered to us as payment on promissory notes issued by us to them.
Subsequent Events
On July 28, 2010 the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saga Group Limited (“Saga”) and AHL Acquisition Corp., a wholly-owned subsidiary of Saga (“Acquisition Sub”). Upon the consummation of the merger contemplated by the Merger Agreement, each outstanding share of the company’s common stock, other than shares owned by Saga, Acquisition Sub or any other wholly-owned subsidiary of Saga and shares held in the treasury of the company, will be converted into the right to receive $3.90 in cash, without interest. Each outstanding option and stock appreciation right (“SAR”) that has vested prior to the merger, including those options and SARs that vest as a result of the merger, will be converted into the right to receive $3.90 less the per share exercise price of the option or SAR, multiplied by the number of shares of common stock subject to such option or SAR. If the exercise price of any option or SAR is equal to or greater than $3.90, the option or SAR will be cancelled without payment. The completion of the merger is subject to various conditions, including, among others, obtaining the approval of the company’s shareholders, which, under New York law, will require the vote of at least two-thirds of the company’s outstanding shares of common stock. The parties expect to notify the merger to the Competition Authority in Ireland, where the company and affiliates of Saga have operations, as soon as possible. Consummation of the merger is not subject to a financing condition. The Merger Agreement provides that it may be terminated by either party if the merger contemplated thereby has not occurred on or prior to December 31, 2011; provided, however, that if the only reason for the failure to consummate the merger on or before such date is the failure to have obtained the necessary antitrust clearance in Ireland, the termination date shall be extended to February 29, 2012. Under the Merger Agreement, the company may be required to pay Saga a termination fee of $5.2 million under certain circumstances, including if the board of directors of the company, following the receipt of a superior proposal, changes its recommendation to the shareholders to vote in favor of the merger. Completion of the transaction is expected to occur in the fourth calendar quarter of 2011.
In connection with the execution of the Merger Agreement, the company entered into a retention bonus agreement with its chief executive officer and Allied Healthcare Group Limited, a subsidiary of the company, entered into a retention bonus agreement with the chief financial officer of the company.
Copies of the Merger Agreement and the retention bonus agreements were filed as exhibits to the Current Report on Form 8-K of the company that was filed with the Securities and Exchange Commission on August 1, 2011.
On August 3, 2011, a putative class action complaint was filed by a shareholder of our company against our company, the members of our company’s board of directors, Saga and Acquisition Sub in the Supreme Court of the State of New York for the County of New York challenging the proposed merger, captioned Zimmerman v. Allied Healthcare International Inc., No. 652158/2011 (N.Y. Sup. Ct. filed August 3, 2011). The complaint alleges that our directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaint further alleges that our company and/or Saga aided and abetted the members of the board in their alleged breaches of fiduciary duties. The complaint seeks various forms of relief, including injunctive relief to prevent consummation of the merger.
We intend to defend this lawsuit vigorously.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Currently, we do not hedge foreign currency exchange rate exposures.
The translation of the operating results of our U.K. operations is impacted by fluctuations in foreign currency exchange rates. For the year to date fiscal 2011 period as compared to the year to date fiscal 2010 average rate, the translation of our U.K. financial statements into U.S. dollars resulted in increased revenues of $5.6 million, increased operating income of $0.3 million and increased net income of $0.2 million. We estimate that a 10% change in the exchange rate between the British pound and the U.S. dollar would have a $21.3 million, $1.2 million and $0.6 million impact on reported year to date revenues, operating income and net income, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our invoice discount facilities. Our invoice discounting facilities provide for available funds of up to $1.6 million (at the exchange rate at June 30, 2011) through July and September of 2011. We have outstanding borrowings of $0.3 million and $0.2 million under the invoice discounting facilities at June 30, 2011 and September 30, 2010, respectively. Our remaining debt and capital lease obligations are at fixed interest rates. As such, we believe our exposure to interest rate risk to be minimal.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.
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
Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.
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
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A.	Risk Factors
Risk Factors
The following risk factors should be read in conjunction with “Risk Factors” included in Item 1A. in the Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2010.
There are risks and uncertainties associated with the proposed merger with Saga.
On July 28, 2011, we entered into a merger agreement, which we refer to as the merger agreement, providing for the acquisition of the Company by AHL Acquisition Corp., an entity formed by Saga Group Limited (“Saga”). There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the merger agreement. In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained or that other events will not intervene to delay or result in the termination of the merger. If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Failure of the merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans. Additionally, under certain circumstances, if the merger agreement is terminated, we will be required to pay a termination fee. Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without Saga’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. In addition, any delay in completing, or the failure to complete, the merger could have a negative impact on our business, stock price and our relationships with our customers, employees or suppliers.
Our business could be adversely impacted as a result of uncertainty related to the proposed merger.
The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:
•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•
customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101
The following financial information from Allied Healthcare International Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”), is furnished herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 20, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and June 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2011

ALLIED HEALTHCARE INTERNATIONAL INC.
By:	/s/ Paul Weston
Paul Weston
Chief Financial Officer (Principal Financial Officer and Duly Authorized to Sign on Behalf of Registrant)